Form 10-Q
period 1999-09-30
W HOLDING CO INC
filed 1999-11-15
CIK 1084887

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

                                       OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from ____ to


                        Commission File Number: 000-27377
                                               -----------

                             W Holding Company, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                        Puerto Rico                        66-0573197
              -------------------------------       ------------------------
              (State or other jurisdiction of       (I.R.S. Employer Number)
              incorporation or organization)

              19 West McKinley Street, Mayaguez, Puerto Rico 00680
            --------------------------------------------------------
            (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (787) 834-8000
                                                           --------------
                                       N/A
                                       ---
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [ ] No: [X]


On November 10, 1999 there were 1,000 shares of the registrant's common stock, par value $1.00 per share, outstanding.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                 PAGE
-----------------------------                                                 ----
   Item 1:   Financial Statements                                                1
   ------

   Item 2:   Management's Discussion and Analysis of
   ------            Financial Condition and Results of Operations..........



   Item 3:   Quantitative and Qualitative Disclosures About Market Risk.....
   ------

PART II. OTHER INFORMATION
--------------------------

   Item 1:   Legal Proceedings
   ------
                     Not Applicable

   Item 2:   Changes in Securities and Use of Proceeds
   ------
                     Not Applicable

   Item 3:   Defaults Upon Senior Indebtedness
   ------
                     Not Applicable

   Item 4:   Submission of Matters to a Vote of Stockholders

                     Not Applicable

   Item 5:   Other Information

                     Not Applicable

   Item 6:   Exhibits and Reports on Form 8-K

                     (a)  Exhibits

                             Not Applicable

                     (b)  Reports on Form 8-K

                             None.

                                     PART I

ITEM 1:      FINANCIAL STATEMENTS

             The Registrant is a corporation formed under the laws of the Commonwealth of Puerto Rico in February 1999 as a wholly owned subsidiary of Westernbank Puerto Rico, a commercial bank formed under the laws of the Commonwealth of Puerto Rico ("Westernbank"), to serve as a bank holding company after Westernbank completes its proposed reorganization into a holding company structure. Pursuant to an Amended and Restated Plan of Merger and Reorganization dated as of June 15, 1999 (the "Merger Agreement"), Western Interim Bank, a wholly owned subsidiary of the Registrant, will merge with and into Westernbank, with Westernbank surviving. As a result of this reorganization, Westernbank will continue its commercial banking operations as a wholly owned subsidiary of the Registrant.

             The reorganization contemplated by the Merger Agreement has not yet closed. Accordingly, the Registrant has not begun operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The Registrant will commence operations upon completion of Westernbank's holding company reorganization. Upon the reorganization, which is expected to be completed in the fourth quarter of 1999, the business and operations of the Registrant will be the business and operations of Westernbank.

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             See "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.


PART II. OTHER INFORMATION


   Item 1:   Legal Proceedings

                     Not Applicable.

   Item 2:   Changes in Securities and Use of Proceeds

                     Not Applicable


   Item 3:   Defaults Upon Senior Indebtedness

                     Not Applicable

   Item 4:   Submission of Matters to a Vote of Stockholders

                     Not Applicable

   Item 5:   Other Information

                     Not Applicable

   Item 6:   Exhibits and Reports on Form 8-K

                     (a)        Exhibits

                              Not Applicable


                     (b)        Reports on Form 8-K

                              None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 11, 1999            W Holding Company, Inc.




                             By: /s/ Freddy Maldonado
                                -----------------------------------
                                   Freddy Maldonado
                                   Chief Financial Officer and
                                   Vice President of Finance and Investments
                                   Individually, and on behalf of the Registrant