Form 10-K
period 1999-12-31
W HOLDING CO INC
filed 2000-03-30
CIK 1084887

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
               [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999
                                       Or
            Transition Report Pursuant to Section 13 or 15(d) of the
             Securities and Exchange Act of 1934 (No Fee Required)

                          Commission File No. 000-27377

                            W Holding Company, Inc.
                            -----------------------
                Incorporated in the Commonwealth of Puerto Rico
                   IRS Employer Identification No. 66-0573197

                          Principal Executive Offices:
                          ----------------------------

                            19 West Mckinley Street
                          Mayaguez, Puerto Rico 00680
                        Telephone number: (787) 834-8000

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                         Common Stock ($1.00 par value)
       7.125% Noncumulative, Convertible Monthly Income Preferred Stock,
                         1998 Series ($1.00 par value)
      7.25% Noncumulative, Non-convertible Monthly Income Preferred Stock,
                        1999 Series B ($1.00 par value)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $215,079,465 based on the closing sales price of $7.75 at March 15, 2000, for 27,752,189 shares.

Number of shares of Common Stock outstanding as of March 15, 2000: 41,795,000

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the annual report to stockholders for the fiscal year ended December 31, 1999 are incorporated by reference into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL

         W Holding Company, Inc. (the "Company") is a bank holding company offering a full range of financial services through its wholly owned subsidiary, Westernbank Puerto Rico ("Westernbank"). The Company's primary business is the business of Westernbank. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999. Effective November 30, 1999, pursuant to a resolution approved by the stockholders and after receiving all pertinent regulatory approvals, a reorganization was effected as a result of which the Company became the sole shareholder of Westernbank Puerto Rico. In connection with the reorganization, each outstanding share of Westernbank's common stock and preferred stocks was converted into similar shares of the Company in a one for one exchange. Until December 31, 1999, the Company had no operations other than those resulting from its investment in Westernbank. The Company's executive office is located at 19 West McKinley Street, Mayaguez, Puerto Rico; its telephone number is (787) 834-8000; its internet email address is westernbank@wbpr.com; and its web page is at URL:http: //www.wbpr.com.

         Westernbank Puerto Rico was chartered as a federal mutual savings and loan association in 1958 and operated as Western Federal Savings and Loan Association of Puerto Rico. In January 1984, Western Federal was converted to a federal mutual savings bank, under the name of "Western Federal Savings Bank of Puerto Rico." Effective February 21, 1985, Westernbank was converted to a federal stock savings bank in accordance with federal laws and regulations. As of the close of business on November 30, 1994, the Savings Bank converted its charter to that of a Puerto Rico commercial bank under the laws of the Commonwealth of Puerto Rico and is presently known as Westernbank Puerto Rico. Westernbank operates 36 branches, 26 of which are located in western Puerto Rico, 4 in the Metropolitan area, 3 in northeastern Puerto Rico and 3 in southern Puerto Rico. In 1996, Westernbank commenced operating a division known as Westernbank International to offer commercial banking and related services outside of Puerto Rico. In February 1998, Westernbank acquired 80% of the voting shares of SRG Net, Inc. that operates a shared electronic funds transfer network. In March 1999, Westernbank acquired the remaining 20% of the voting shares of SRG Net, Inc. The assets, liabilities, revenues and expenses of the subsidiary at December 31, 1999 and 1998 and for the years then ended are not significant.

         The principal business of the Company consists of attracting deposits from the general public and utilizing such funds and proceeds from term notes and reverse repurchase agreements to invest in residential mortgage loans and consumer and commercial loans. Historically, the Company's assets have consisted primarily of long-term, fixed-rate mortgages, while its liabilities consisted primarily of short-term deposits and reverse repurchase agreements. More recently, the Company has invested in US and Puerto Rico Governments and agencies obligations, mortgage-backed securities, repurchase agreements, and commercial and consumer loans. These investments have created a more flexible asset structure and increased the Company's liquidity.

         The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Westernbank is subject to examination and comprehensive regulation by the Department of the Treasury, the Puerto Rico Commissioner of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). In addition, Westernbank is subject to the regulations of the Puerto Rico Regulatory Financial Board with respect to rates and fees charged on certain loans to individuals, and to the regulations of the Puerto Rico Treasury Department and the Commissioner of Financial Institutions. Westernbank is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the twelve regional banks comprising the Federal Home Loan Bank System ("FHLB System"). Deposits with

Westernbank are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF") and Bank Insurance Fund ("BIF") which are administered by the FDIC.

         For segment information, please refer to Note 21 of the audited consolidated financial statements.

THE BANKING INDUSTRY

         The operations of financial institutions are significantly influenced by general economic conditions, by the related monetary and fiscal policies of the federal government, and by the policies of regulatory authorities, including the Federal Reserve Board, the FDIC and, in Puerto Rico, by the Commissioner and the Puerto Rico Treasury Department. Asset and liability flows and the respective yields thereon are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for consumer, commercial, and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds.

LENDING ACTIVITIES

GENERAL

         At December 31, 1999, the Company's net loans, including mortgage loans held for sale, ("net loan portfolio") amounted to $1.87 billion or 55.47% of total assets.

         The following table sets forth the composition of the Company's loan portfolio, including mortgage loans held for sale, by type of loan at the dates indicated:


                                                                           December 31,
                           ------------------------------------------------------------------------------------------------------
                                    1999                1998                1997                 1996                 1995
                              ----------------   ------------------  -------------------   -----------------   ------------------
                              Amount   Percent      Amount  Percent    Amount    Percent     Amount  Percent     Amount   Percent
                                                                   (Dollars in Thousands)
Real estate-mortgage (1)   $   706,792   37.8%   $  407,245   29.9%  $ 230,416     29.4%   $ 142,990   22.9%   $ 137,052    27.3%

Real estate-construction       101,979    5.5        69,215    5.1      24,192      3.1        3,226    0.5        1,540     0.3

Commercial, industrial
     and agricultural:
     Real estate               677,924   36.2       518,893   38.1     234,071     29.8      187,944   30.1      113,319    22.6
     Others                     79,343    4.3        72,235    5.3      40,001      5.1       40,351    6.5       22,756     4.5

Consumer (2)                   329,682   17.6       309,509   22.7     269,316     34.3      261,137   41.9      240,178    48.0
                           -----------  -----    ----------  -----   ---------    -----    ---------  -----    ---------   -----
Total loans                  1,895,720  101.4     1,377,097  101.1     797,996    101.7      635,648  101.9      514,845   102.7
Allowance for loan
     losses                    (23,978)  (1.4)      (15,800)  (1.1)    (13,201)    (1.7)     (12,027)  (1.9)     (13,644)   (2.7)
                           -----------  -----    ----------  -----   ---------    -----    ---------  -----    ---------   -----
Loans, net                 $ 1,871,742    100%   $1,361,297    100%  $ 784,795      100%   $ 623,621    100%   $ 501,201     100%
                           ===========  =====    ==========  =====   =========    =====    =========  =====    =========   =====

(1) Includes mortgage loans held for sale.
(2) Includes consumer, loans on deposit, second mortgage, auto and credit card loans.

         Real estate mortgage loans at December 31, 1999, include $684.1 million or 36.55% of net loans portfolio, of fixed and adjustable rate conventional loans and $22.7 million or 1.21% of mortgages insured or guaranteed by government agencies of the United Stated or Puerto Rico.

         The Company originated commercial real estate loans during 1999 amounting to approximately $406,725,000 and totaling approximately $677,924,000 at December 31, 1999. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities.

         Consumer loans at December 31, 1999, include $254.5 million or 13.60% of installment loans (of which $173.5 million are collateralized by real estate), $35.3 million or 1.89% of credit cards, and $35.3 million or 1.88% of loans on deposits.

         During 1999, the Company securitized $46.0 million, $13.8 million and $9.4 million of conforming mortgage loans into Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation participation certificates, respectively. The Company will continue the servicing of these loans for a fee.

         The following table summarizes the contractual maturities for the Company's total loan portfolios, excluding mortgage loans held for sale, due for the periods indicated as of December 31, 1999.

                                                                                  Maturities
                                   Balance      ----------------------------------------------------------------------------------
                                 Outstanding                     After One Year to Five Years           After Five Years
                                 at December       One Year   Fixed Interest  Variable Interest  Fixed Interest  Variable Interest
                                   31, 1999        or Less        Rates           Rates               Rates           Rates
                                   --------        -------        -----           -----               -----           -----
                                                                   (Dollars in Thousands)

Real estate-mortgage              $  704,719     $    2,859      $   2,978      $   8,065           $666,459       $  24,358

Real estate-construction             101,979         75,203             --         26,776                 --              --

Commercial, industrial and
     agricultural:
     Real estate (1)                 677,924        104,940        133,977        240,782             72,185         126,040
     Others                           79,343         40,003         18,660         14,114              3,844           2,722

Consumer                             329,682         81,974        130,163         68,227             41,060           8,258
                                  ----------     ----------      ---------      ---------           --------       ---------

Total                             $1,893,647     $  304,979      $ 285,778      $ 357,964           $783,548       $ 161,378
                                  ==========     ==========      =========      =========           ========       =========

The average term of loans is affected by loan prepayments and enforcement of due-on-sale clauses.

(1) Includes foreign loans amounting to $5.6 million.

         The Company's lending activities are subject to the Federal Reserve System, the FDIC and the Commissioner regulations which permit financial institutions and borrowers to develop a broader variety of mortgage instruments to meet home financing needs. Conventional mortgages originated by the Company consist principally of fixed-rate loans.

         Under the Financial Institution Reform, Recovery and Enforcement Act ("FIRREA"), the permissible amount of loans-to-one borrower follows the national bank standard for all loans. The national bank standard generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and unimpaired surplus. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. FIRREA permits financial institutions to make loans-to-one borrower for any purpose, not to exceed $500,000. For development of single family homes having prices not more than $500,000 each, if the bank is in capital compliance, the limit is the lesser of $30 million or 30% of unimpaired capital (loans to all borrowers under this exception is limited to 150% of capital). For the finance of the sale of real property acquired by foreclosure the limit is 50% of unimpaired capital.

         Section 17 of the Puerto Rico Banking Act of 1933, as amended, (the "Puerto Rico Banking Law") permits commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of paid-in capital and reserve fund of the commercial bank. If such loans are secured by collateral worth at least twenty-five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the commercial bank, plus its reserve fund. There are no restrictions under Section 17 of the Puerto Rico Banking Law on the amount of loans, which are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States and the Commonwealth of Puerto Rico. The Commissioner has issued a Circular Letter interpreting the lending limits provision of the Puerto Rico Banking Law to permit commercial banks to additionally take into consideration up to 50% of the Company's retained earnings in the calculation of the institution's lending limit if the institution is well capitalized.

         As of December 31, 1999, the maximum unsecured amount which the Company could have loaned to one borrower and the borrower's related entities under FIRREA and the Puerto Rico Banking Law was approximately $36.0 million and $28.7 million, respectively. At such date the Company's largest loan outstanding balance or group of loans-to-one borrower aggregated $31.1 million, which is substantially secured by collateral. The next largest loan outstanding balance concentration to one borrower amounted to $20.7 million, which is also substantially secured by collateral. At December 31, 1999, the loans referred to above were current.

         Federal regulations limit loans by financial institutions to specified percentages of the value of the real property securing the loans, as determined by an appraisal at the time the loan is originated (referred to as "loan-to-value ratios"). Under current regulations, a real estate loan may not exceed 100% of the appraised value of the secured property at the time of origination. With respect to home loans originated or refinanced in excess of 90% of the appraised value of the security property, that part of the unpaid balance that exceeds 80% of the property's value must be insured or guaranteed by a mortgage insurance company qualified by the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company's lending policies require private mortgage insurance when the loan-to-value ratio of a particular loan exceeds 80%. The Company's policies permit lending up to 90% of the appraised value of single-family residential dwellings when required mortgage insurance is obtained; however, in practice, loans rarely exceed 80% of appraised value. Multi-family and commercial real estate loans are generally limited to 75% of the lesser of cost or market value as determined by a qualified appraiser.

         Under Regulation 26-A, interest rates on mortgage, except for those guaranteed by the Federal Housing Administration (FHA) and Veterans Administration (VA), consumer and commercial loans were de-regulated. Pursuant to Regulation 26-A, the maximum rate which is permitted to be charged on FHA and VA residential first mortgage loans is .375% over a specified FHLMC auction rate with a 60-day delivery commitment, rounded to the nearest .125%, and the maximum rate which may be charged on fixed-rate residential second mortgages is
 .25% above the first mortgage rate. These FHLMC auction rates change weekly.

ORIGINATION, PURCHASE AND SALE OF LOANS

         Loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations are also from clients, depositors and by direct solicitation and referrals.

         All of the Company's lending is subject to its written, non-discriminatory underwriting standards and to loan origination procedures prescribed in its policies approved by the Board of Directors. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations by independent appraisers, approved by the Company's Board of Directors, are required for mortgage loans. The Company's Credit Committee approves all residential and commercial real estate loans originated by the Company up to one million and all other commercial loans between $250,000 and one million. All loans exceeding one million are reviewed by the full Board of Directors.

         It is the Company's policy to require borrowers to provide title insurance policies certifying or ensuring that the Company has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance policies prior to closing and, when required by the Department of Housing and Urban Development, flood insurance policies. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they fall due.

         The Company's lending policies require that all such loans should qualify for sale in the secondary market. The loan-to-value ratio on non conforming conventional mortgages is generally 75%, except that on loans to finance purchases of residences, the Company may lend up to 90% of the lower of the purchase price or appraised value, if private mortgage insurance is obtained by the borrower for amounts in excess of 80%.

         The Company grants long-term mortgage loans secured by a first mortgage over borrower's real property payable in monthly installments for a term up to forty years. Interest rates are adjusted every ten years and the borrower is granted the option to prepay the loan during the 90 days following the ten-year anniversaries, without penalty. Interest on these loans is tied and adjusted as permitted by law.

         The Company originates fixed-rate commercial mortgage loans, for the construction, acquisition or refinancing of commercial properties. The Company also makes real estate construction loans subject to firm permanent financing commitments.

         The Company offers different types of consumer loans in order to provide a full range of financial services to its customers. The Company offers various types of secured and unsecured consumer loans with varying amortization schedules. In addition, the Company makes fixed-rate, residential second mortgage loans.

         The Company offers the service of VISA and Master Card. At December 31, 1999, there were approximately 25,144 outstanding accounts, with an aggregate outstanding balance of $35.3 million and unused credit card lines available of $33.3 million.

         In connection with all consumer and second mortgage loans originated, the Company's underwriting standards include a determination of the applicants payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 1999, $936,000 or 0.28% of the consumer loan portfolio consisted of loans more than 60 days delinquent in payment.

         Commercial loans have increased from $591.1 million as of December 31, 1998 to $757.3 million as of December 31, 1999, or 28.11%. Commercial loans may be secured or unsecured, with the terms of such loans negotiable.

         The following table reflects the Company's net portfolio loan origination, purchase, and sale activities for the periods indicated:

                                                                                 Year Ended December 31,
                                                              ------------------------------------------------------------------
                                                                1999          1998           1997         1996         1995
                                                                ----          ----           ----         ----         ----
                                                                                      (Dollars in Thousands)
Beginning balance of net loan, including mortgage
     loans held for sale                                      $ 1,361,297    $   784,795    $ 623,621     $ 501,201    $ 444,826
Mortgage loans held for sale originated                            63,812         75,660       39,506        32,321       36,209
Mortgage loans held for sale securitized and
     transferred to trading and available for sale securities     (68,350)       (71,217)     (53,963)      (30,056)     (39,434)
Sales of mortgage loans held for sale                                  --                                                 (9,885)
Real estate mortgage and construction loans
   originated and purchased                                       449,055        299,397      135,719        26,653       46,723
Real estate mortgage loans sold                                   (20,101)
Real estate mortgage loans foreclosed                                (291)        (1,233)        (176)         (613)        (252)
Real estate mortgage and construction loans
   repayments (1)                                                 (91,814)       (80,755)     (12,694)      (20,681)     (12,409)
Commercial loans-net increase (1)                                 166,139        317,056       45,777        92,220       26,045
Auto loans purchased                                                                                         20,359       22,380
Auto loans repayments                                              (5,716)       (12,283)     (26,150)      (32,717)     (39,142)
Auto loans sold                                                                   (1,671)
Loans on savings-net increase                                      (2,286)           631        5,962         6,140          220
Other consumer and credit card loans-net increase(1)               28,175         53,516       28,367        27,177       28,781
Decrease (increase) in allowance for loan losses                   (8,178)        (2,599)      (1,174)        1,617       (2,861)
                                                              -----------    -----------    ---------     ---------    ---------
End Balance                                                   $ 1,871,742    $ 1,361,297    $ 784,795     $ 623,621    $ 501,201
                                                              ===========    ===========    =========     =========    =========
Net increase in net loan, including mortgage
     loans held for sale                                      $   510,445    $   576,502    $ 161,174     $ 122,420    $  56,375
                                                              ===========    ===========    =========     =========    =========

(1) Excludes effect of amount charged off.

INCOME FROM LENDING ACTIVITIES

         The Company realizes interest income and fee income from its lending activities. For the most part, interest rates charged by the Company on loans depend upon general interest rates, the demand for loans and the availability of funds. The Company also receives fees for originating and committing to originate or purchase loans and also charges service fees for the assumption of loans, late payments, inspection of properties, appraisals and other miscellaneous services.

         Loan origination and commitment fees vary with the volume and type of loans and commitments made and sold and with competitive conditions in the residential and commercial mortgage markets. The Company accounts for loan origination and commitment fees based on the Financial Accounting Standards Board Statement No. 91. In accordance with the provisions of this statement, loan origination fees and related direct loan origination costs are deferred and amortized over the life of the related loans as a yield adjustment. Commitment fees are also deferred and amortized over the life of the related loans as a yield adjustment. If the commitment expires unexercised, the fee is taken into income.

         In accordance with requirements of Financial Accounting Standards Board Statement No. 125, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65 ("SFAS 125"), the Company recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. SFAS 125 also requires that the entities assess the capitalized mortgage servicing rights for impairment based on the fair value of those rights. During 1999, the Company sold $69.2 million of conforming mortgage loans to the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and Government National Mortgage Association. The Company will continue the servicing of the loans sold for a fee. The Company's accounting policy for these transactions is in agreement with the provisions of SFAS 125.

NON PERFORMING LOANS AND FORECLOSED REAL ESTATE

         When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower. In most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the Company's normal collection procedures, the Company will generally institute measures to remedy the default. If a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which the Company may acquire the property. Thereafter, if the Company acquires the property, such acquired property is appraised and included in the Company's foreclosed real estate held for sale account at the fair value at the date of acquisition. Then this asset is carried at the lower of fair value less estimated costs to sell or cost until the property is sold. In the event that the property is not sold in the foreclosure sale or sold at a price insufficient to cover the payment of the loan, the debtor remains liable for the deficiency of the judgment.

         The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

         The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by the Company at the dates indicated:

                                                                                      At December 31,
                                                               --------------------------------------------------------------
                                                                 1999          1998         1997          1996          1995
                                                                 ----          ----         ----          ----          ----
                                                                                    (Dollars in Thousands)

Real estate-mortgage and construction-loans                    $  1,719     $  1,183      $  1,651      $  1,401     $  1,862
Commercial, industrial and agricultural loans                     4,366        5,427         4,988         4,360        2,039
Consumer loans                                                      870        1,172           967           374          326
                                                               --------     --------      --------      --------     --------
Total non-performing loans                                        6,955        7,782         7,606         6,135        4,227
Foreclosed real estate held for sale                              2,232        3,271         2,396         2,822        2,627
                                                               --------     --------      --------      --------     --------

Total non-performing loans
     and foreclosed real estate held for sale                  $  9,187     $ 11,053      $ 10,002      $  8,957     $  6,854
                                                               ========     ========      ========      ========     ========
Interest which could have been recorded if the
     loans had not been classified as non performing           $    514     $  1,027      $    713      $    398     $    472
                                                               ========     ========      ========      ========     ========
Total non-performing loans as a percentage of total
     loans receivable, including mortgage loans held
     for sale                                                      0.37%        0.56%         0.95%         0.97%        0.82%
                                                               ========     ========      ========      ========     ========
Total non-performing loans and foreclosed real
     estate held for sale as a percentage of total assets          0.27%        0.45%         0.64%         0.70%        0.66%
                                                               ========     ========      ========      ========     ========

         As of December 31, 1999, there was one non-accrual loan with a principal balance in excess of $500,000.

ALLOWANCE FOR LOAN LOSSES

         The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

       - the formula allowance,
       - specific allowances for identified problem loans and portfolio segments, and
       - the unallocated allowance.

         In addition, the allowance incorporates the results of measuring impaired loans as provided in:

       - Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", and
       - SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures".

         These accounting standards prescribe the measurement methods, income recognition and disclosures concerning impaired loans.

         The formula allowance is calculated by applying loss factors to outstanding loans not otherwise covered by specific allowances. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

       - Loan loss factors for commercial loans, including construction and land acquisition loans, are based on the expected net charge offs for one year.
       - Pooled loan loss factors are also based on expected net charge offs for one year. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans.

         Specific allowances are established where management has identified significant conditions or circumstances related to a credit or portfolio segment that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

         An unallocated allowance is established recognizing the estimation risk associated with the formula and specific allowances. It is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the formula and specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions; collateral values; loan volumes and concentrations; seasoning of the loan portfolio; recent loss experience in particular segments of the portfolio; and regulatory examination results, and findings of our internal credit examiners. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

         Management assesses these conditions quarterly. If any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

         The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. Loan loss factors are adjusted quarterly based upon the level of net charge offs expected by management in the next twelve months, after taking into account historical loss ratios adjusted for current trends. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors that affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

         At December 31, 1999, our allowance for loan losses was $24.0 million, consisting of $17.2 million formula allowance, a $2.0 million specific allowance and a $4.8 million unallocated allowance. As of December 31, 1999, it represents 1.26% of total loans, and 344.8% of total non-performing loans, compared with an allowance for loan losses at December 31, 1998 of $15.8 million, or 1.15% of total loans, and 203.0% of total non-performing loans.

         During 1999, there were no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses, except that the expected net charge off rates for commercial loans were slightly increased as compared to those used for 1998 based on continued higher than expected actual net charge offs.

         The Company evaluates the loan portfolio for impairment as defined by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended. At December 31, 1999, total impaired loans were $13.1 million and the associated impairment allowance was $1.3 million, compared with total impaired loans of $9.8 million and an associated impairment allowance of $1.1 million at December 31, 1998.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

                                                                            Year Ended December 31,
                                                        ---------------------------------------------------------------
                                                          1999         1998          1997          1996          1995
                                                          ----         ----          ----          ----          ----
                                                                             (Dollars in Thousands)
Balance, beginning of year                              $ 15,800      $ 13,201      $ 12,027      $ 13,644      $ 10,783
                                                        --------      --------      --------      --------      --------

Loans charged off:
     Consumer loans                                        5,154         4,090         2,458         1,525           873
     Commercial, industrial and agricultural loans         1,913           134           139           444            85
     Real estate-mortgage and construction loans             291                           4           701
                                                        --------      --------      --------      --------      --------
     Total loans charged off                               7,358         4,224         2,601         2,670           958
                                                        --------      --------      --------      --------      --------

Recoveries of loans previously charged off:
     Consumer loans                                        1,003           601           480           451           428
     Commercial, industrial and agricultural loans           335            42           184           577           307
     Real estate-mortgage and construction loans             198           180           411            25            84
                                                        --------      --------      --------      --------      --------
     Total recoveries of loans previously
        charged off                                        1,536           823         1,075         1,053           819
                                                        --------      --------      --------      --------      --------

Net loans charged off                                      5,822         3,401         1,526         1,617           139

Provision for loan losses                                 14,000         6,000         2,700                       3,000
                                                        --------      --------      --------      --------      --------

Balance, end of year                                    $ 23,978      $ 15,800      $ 13,201      $ 12,027      $ 13,644
                                                        ========      ========      ========      ========      ========

Ratios:
     Allowance for loan losses to total loans               1.26%         1.15%         1.65%         1.89%         2.65%
     Provision for loan losses to net loans
        charged off                                       240.47%       176.42%       176.93%           --       2158.27%
     Recoveries of loans to loans charged off
        in previous year                                   36.36%        31.64%        40.26%       109.92%        44.25%
     Net loans charged off to average loans                 0.35%         0.32%         0.22%         0.29%         0.03%
     Allowance for loans losses to non-
        performing loans                                  344.76%       203.03%       173.56%       196.04%       322.78%

         The following table presents the allocation of the allowance for credit losses. The percentages reflect the allowance allocated to each respective loan category at period end, as a percentage of the total period end balance of that loan category, as set forth in the "Loans" table on page 3.

                                                                  December 31,
                            --------------------------------------------------------------------------------------------------
                              1999             1998               1997                1996                1995
                              ----             ----               ----                ----                ----
                                                             (Dollars in Thousands)
                             Amount    Percent    Amount   Percent    Amount  Percent    Amount    Percent    Amount   Percent
                             ------    -------    ------   -------    ------  -------    ------    -------    ------   -------
Commercial,  industrial
  and agricultural loans    $11,772     1.55%    $ 7,747    1.31%    $ 5,143    1.88%    $ 6,884    3.02%    $ 5,711     4.20%

Consumer loans                5,718     1.73       5,044    1.63       3,629    1.35       3,480    1.33       2,624     1.09

Real estate-mortgage and
  construction-loans          1,743     0.22       1,043    0.22         551    0.22         430    0.29         450     0.32

Unallocated                   4,745       --       1,966      --       3,878      --       1,233      --       4,859       --
                            -------     ----     -------    ----     -------    ----     -------    ----     -------     ----

Total allowance for
  loan losses               $23,978     1.26%    $15,800    1.15%    $13,201    1.65%    $12,027    1.89%    $13,644     2.65%
                            =======     ====     =======    ====     =======    ====     =======    ====     =======     ====

         Loans are classified as impaired or not impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, which was implemented in 1995. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

         The Company measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding $250,000) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment, loans that are recorded at fair value or at the lower of cost of market are not evaluated for impairment. The portfolio of mortgage, consumer and auto loans are considered homogeneous and are evaluated collectively for impairment.

         Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company's overall allowance for loan losses.

         The following table sets forth information regarding the investment on impaired loans:

                                                               1999        1998        1997        1996        1995
                                                               ----        ----        ----        ----        ----
                                                                              (Dollars in Thousands)
Investment on impaired loans:
     Covered by a valuation allowance                        $  8,136     $ 5,499     $ 1,465     $ 1,536    $  2,500
     Do not require a valuation allowance                       4,947       4,309       4,234       4,800       1,233
                                                             --------     -------     -------     -------    --------

Total                                                        $ 13,083     $ 9,808     $ 5,699     $ 6,336    $  3,733
                                                             ========     =======     =======     =======    ========

Valuation allowance on impaired loans                        $  1,268     $ 1,120     $   248     $   140    $    788
                                                             ========     =======     =======     =======    ========

Average investment on impaired loans                         $ 14,919     $ 6,561     $ 5,646     $ 6,292    $  3,916
                                                             ========     =======     =======     =======    ========

Interest collected on impaired loans                         $  1,470     $   242     $   220     $   192    $     56
                                                             ========     =======     =======     =======    ========

INVESTMENT ACTIVITIES

         The Company's investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to both the Investment Committee composed of members of the Board of Directors, the President and Chief Executive Officer and the Chief Financial Officer.

         The Investment Department is authorized to purchase and sell federal funds, interest bearing deposits in banks, banker's acceptances of commercial banks insured by the FDIC, mortgage-backed securities, Puerto Rico and U.S. Government and agency obligations, municipal securities rated A or better by Moody's Investors Service, Inc. ("Moody's") and commercial paper rated P-1 by Moody's or A-1 by Standard and Poor's Corporation. In addition, the Investment Department is responsible for the pricing and sale of reverse repurchase agreements. See "Sources of Funds -- Borrowings" and "Equity Risk Investments."

         The Company's investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

         The following table presents the carrying value of investments as of December 31:

                                                                1999            1998             1997
                                                                ----            ----             ----
                                                                       (Dollars in Thousands)
Held to maturity:

   US Government and agency obligations                     $ 1,029,450       $ 727,584       $ 452,508

   Puerto Rico Government and agency obligations                 16,668          14,818          26,211

   Other investments                                             17,165              --              --

   Mortgage and other asset-backed securities                   111,249         129,446         147,054
                                                            -----------       ---------       ---------

Total                                                       $ 1,174,532       $ 871,848       $ 625,773
                                                            ===========       =========       =========

Available for sale-mortgage-backed securities               $    22,185       $  15,231       $      --
                                                            ===========       =========       =========

Trading securities-mainly mortgage-backed securities        $     1,289       $   5,090       $   5,348
                                                            ===========       =========       =========

         The carrying amount of investment securities at December 31, 1999, by contractual maturity (excluding mortgage and others asset-backed securities), are shown below:

                                                                                  Weighted
                                                      Carrying Amount           Average Yield
                                                   (Dollars in Thousands)
US Government and agency obligations:
     Due within one year or less                          $     18,055              5.70%
     Due after five years through ten years                     33,801              6.12
     Due after ten years                                       977,594              6.77
                                                          ------------              ----
                                                             1,029,450              6.73
                                                          ------------              ----
Puerto Rico Government and agency obligations:
     Due within one year or less                                 1,680              6.10
     Due after one year through five years                         604              7.60
     Due after five years through ten years                     11,384              7.39
     Due after ten years                                         3,000              6.15
                                                          ------------              ----
                                                                16,668              7.05
                                                          ------------              ----
Other-due after ten years                                       17,165              8.25
                                                          ------------              ----
Total                                                        1,063,283              6.74
Mortgage and other assets-backed securities                    134,723              7.19
                                                          ------------              ----
Total                                                     $  1,198,006              6.74%
                                                          ============              ====

         Mortgage and other asset-backed securities at December 31, 1999, consists of:

                                                                                                   (Dollars in Thousands)
Trading securities - Government National Association (GNMA) certificates                                    $ 1,289
                                                                                                            -------
Available for sale:
   Federal National Mortgage Association (FNMA) certificates                                                  3,658
   GNMA certificates                                                                                         18,527
                                                                                                           --------
Total available for sale                                                                                     22,185
                                                                                                           --------
Held to maturity:
   Federal Home Loan Mortgage Corporation (FHLMC) certificates                                               20,594
   GNMA certificates                                                                                         27,637
   FNMA certificates                                                                                         14,736
   Collateralized mortgage obligations (CMO) certificates                                                    28,106
   Other                                                                                                     20,176
                                                                                                           --------
Total held to maturity                                                                                      111,249
                                                                                                           --------
Total mortgage and other asset-backed securities                                                           $134,723
                                                                                                           ========


SOURCES OF FUNDS

GENERAL

         Deposits, reverse repurchase agreements and term notes are the primary sources of the Company's funds for use in lending and for other general business purposes. In addition, the Company obtains funds in the form of loan repayments and income from operations and the maturities and repayments of securities. Loan repayments are a relatively stable source of funds, while net increases in deposits and reverse repurchase agreements are significantly influenced by general interest rates and money market conditions. Short-term borrowings from the FHLB of New York may also be used to compensate for reductions in normal sources of funds such as savings inflows at less than projected levels.

DEPOSITS

         The Company offers a limited number of fixed rate accounts. At December 31, 1999, the Company had total deposits of $2.23 billion (excluding accrued interest payable), of which $409.4 million or 18.36% consisted of savings deposits, $105.4 million or 4.73% consisted of interest bearing demand deposits, $103.7 million or 4.65% consisted of noninterest bearing deposits, and $1,610.9 million or 72.26% consisted of time deposits. Time deposits include $894.8 million of brokered deposits. These accounts have historically been a stable source of funds. The Company also offers negotiable order of withdrawal ("NOW") accounts, Super Now Accounts, special checking accounts and commercial demand accounts. At December 31, 1999, the scheduled maturities of time certificates of deposit and other time deposits in amounts of $100,000 or more are as follows:

                                                     (Dollars in Thousands)
                          3 months or less                $   503,839
                          3 to 6 months                       141,962
                          6 to 12 months                       88,947
                          over 12 months                      527,534
                                                          -----------

                          Total                           $ 1,262,282
                                                          ===========


         The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

                                                  1999                       1998                     1997
                                                  ----                       ----                     ----
                                           Average     Average        Average     Average       Average    Average
                                            Amount       Rate          Amount       Rate         Amount      Rate
                                           -------     -------        -------     -------       -------    -------
                                                                   (Dollars in Thousands)
Time deposits                            $ 1,377,977     5.44%      $   800,139     5.49%      $ 470,429     5.50%
Savings deposits                             405,288     3.07           372,696     3.04         353,977     3.03
Interest bearing demand deposits             105,774     2.93            91,308     3.00          73,337     2.64
Noninterest bearing demand deposits          120,059       --            75,302       --          54,004       --
                                         -----------     ----       -----------     ----       ---------     ----
Total                                    $ 2,009,098     4.51%      $ 1,339,445     4.31%      $ 951,747     4.05%
                                         ===========     ====       ===========     ====       =========     ====

         The increase in deposits during the last three years is mainly the result of the increase in the volume of business.

BORROWINGS

         The following table sets forth the borrowings of the Company at the dates indicated:

                                               December 31,
                                   ------------------------------------
                                     1999          1998          1997
                                     ----          ----          ----
                                         (Dollars in Thousands)
Reverse repurchase agreements      $729,968      $506,325      $281,750
Term notes                           79,000        84,000       112,000
Advances from FHLB                   70,000        31,000
                                   --------      --------      --------
   Total                           $878,968      $621,325      $393,750
                                   ========      ========      ========


         The Company has made use of institutional reverse repurchase agreements in order to obtain conventional Funds, primarily through investment banks and brokerage firms. Such agreements are collateralized with investment securities. The Company had $730.0 million in total reverse repurchase agreements outstanding at December 31, 1999, at a weighted average rate of 5.26%. Reverse repurchase agreements outstanding as of December 31, 1999, mature as follows: within 30 days $149.3 million; in 2001 $45.0 million; in 2004 $19.0 million; in 2008 $195.6 million; and in 2009 $321.1 million.

         At December 31, 1999, the Company had outstanding $79.0 million of term notes payable, consisting of variable rate notes (85% to 89% of three month LIBID rate), at a weighted average rate of 5.11%. The amount of $31.0 million mature in 2000; $5.0 million mature in 2001; and $43.0 million mature in 2002.

         The Company may obtain advances from the FHLB of New York upon the security of the capital stock of the FHLB of New York it owns and certain investments and home mortgages, provided that certain standards related to creditworthiness are met. See "Regulation - Federal Home Loan Bank System". Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. As of December 31, 1999, the Company had $70.0 million in outstanding advances from the FHLB, at a weighted average rate of 5.70%. Advances from FHLB mature as follows: $25.0 million in 2000; $14.0 million in 2001; $10.0 million in 2008; and $21.0 million in 2009.

         The following table presents certain information regarding the Company's short-term borrowings for the periods indicated.

                                                                   Year Ended December 31,
                                                           ----------------------------------------
                                                              1999            1998           1997
                                                              ----            ----           ----
                                                                    (Dollars in Thousands)
Reverse repurchase agreements:
     Amount outstanding at year end                          $149,266       $ 47,345      $ 236,725
     Monthly average outstanding balance                      159,221        113,574        197,917
     Maximum outstanding balance at any month-end             251,956        338,169        241,837
    Weighted average interest rate during the year:
          For the year                                           5.24%          5.51%          5.58%
          At year end                                            5.99%          5.25%          5.71%

         The Company enters into interest-rate swap agreements in managing its interest rate exposure. Interest rate swap transactions generally involve the exchange of fixed-and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. The notional amounts are amounts in which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

         At December 31, 1999 and 1998, the Company had outstanding interest swap agreements with other financial institutions, used to hedge the interest rate risk on $71.0 million term notes bearing variable rates, and $438.5 million and $218.3 million fixed rate certificates of deposit liabilities, respectively.

YIELDS EARNED AND RATES PAID

         The net income of the Company depends primarily upon the difference or spread between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income amounted to $56.3 million in 1997, $73.1 million in 1998 and $102.2 million in 1999. The increases in 1998 and 1999 were mainly the result of increases in interest income from loans, investment securities and money market instruments which were partially offset by a decrease on interest from mortgage-backed securities and increases on interest expense on deposits and reverse repurchase agreements.

The following table reflects the interest income and interest expense, the average balance, the average yield and the average rate paid for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated:

                                                  Interest                           Average Balance
                                      --------------------------------    --------------------------------------
                                        1999        1998        1997          1999          1998          1997
                                      --------    --------    --------    ----------    ----------    ----------
                                                                 (Dollars in Thousands)
Interest-earning assets:
    Loans (1)                         $151,398    $102,913    $ 69,393    $1,686,477    $1,084,430    $  686,057
    Mortgage and other asset-
      backed securities (2)              9,490       9,946      11,691       122,496       144,984       148,196
    Investment securities (3)           65,926      40,519      29,590     1,009,945       596,255       452,392
    Money market instruments             6,173       4,068       2,854       119,851        77,751        51,258
                                      --------    --------    --------    ----------    ----------    ----------
Total interest-earning assets          232,987     157,446     113,528     2,938,769     1,903,420     1,337,903
                                      --------    --------    --------    ----------    ----------    ----------

Interest-bearing liabilities:
    Deposits                            90,554      57,733      38,552     2,009,098     1,339,445       951,747
    Reverse repurchase
      agreements                        33,511      20,467      13,810       672,657       392,868       247,214
    Term notes                           3,932       4,870       4,836        83,785       101,341       100,721
    Advances from FHLB                   2,809       1,238          --        51,476        23,059            --
                                      --------    --------    --------    ----------    ----------    ----------
Total interest-bearing liabilities     130,806      84,308      57,198     2,817,016     1,856,713     1,299,682
                                      --------    --------    --------    ----------    ----------    ----------

Net interest income                   $102,181    $ 73,138    $ 56,330
                                      ========    ========    ========
Net interest-earning assets                                               $  121,753    $   46,707    $   38,221
                                                                          ==========    ==========    ==========
Net yield on interest-earning
  assets (4)

Interest-earning assets to                                                    104.32%       102.52%       102.94%
  interest-bearing liabilities ratio                                      ==========    ==========    ==========


                                                    Average Rate
                                           -------------------------------
                                             1999        1998       1997
                                           --------    -------    --------
                                                (Dollars in Thousands)
Interest-earning assets:
    Loans (1)                                  8.98%      9.49%     10.11%
    Mortgage and other asset-
      backed securities (2)                    7.75       6.86       7.89
    Investment securities (3)                  6.53       6.80       6.54
    Money market instruments                   5.15       5.23       5.57
                                            -------    -------    -------
Total interest-earning assets                  7.93%      8.28       8.50
                                            -------    -------    -------

Interest-bearing liabilities:
    Deposits                                   4.51       4.31       4.05
    Reverse repurchase
     agreements                                4.98       5.21       5.59
    Term notes                                 4.69       4.81       4.80
    Advances from FHLB                         5.46       5.37         --
                                            -------    -------    -------
Total interest-bearing liabilities             4.64       4.54       4.41
                                            -------    -------    -------

Net interest income                            3.29%      3.74%      4.09%
                                            =======    =======    =======
Net interest-earning assets

Net yield on interest-earning
  assets (4)                                   3.48%      3.84%      4.21%
                                            =======    =======    =======
Interest-earning assets to
  interest-bearing liabilities ratio

---------------------
(1) Includes loans held for sale. Average loans exclude non-performing loans.
(2) Includes mortgage-backed securities available for sale.
(3) Includes trading account securities and investments available for sale.
(4) Net interest income divided by average interest-earning assets.

         The following table sets forth information regarding changes in interest income and interest expense for the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume times old rate) and (2) changes in rates (changes in rate times old volume). The changes that are not due solely to volume or rate are allocated based on the proportion of the change in each category.

                                                                    Year Ended December 31,
                                          -----------------------------------------------------------------------------
                                                     1999 vs. 1998                             1998 vs. 1997
                                          ------------------------------------     ------------------------------------
                                           Volume        Rate          Total        Volume         Rate         Total
                                                                     (Dollars in Thousands)
Interest income:
   Loans (1)                              $ 54,321      $(5,836)     $ 48,485      $ 38,045      $(4,525)     $ 33,520
   Mortgage and other assets-
      backed securities (2)                 (2,743)       2,287          (456)         (249)      (1,496)       (1,745)
   Investment securities (3)                26,938       (1,531)       25,407         9,736        1,193        10,929
   Money market instruments                  2,169          (64)        2,105         1,395         (181)        1,214
                                          --------      -------      --------      --------      -------      --------
Total increase (decrease) in interest
   income                                   80,685       (5,144)       75,541        48,927       (5,009)       43,918
                                          --------      -------      --------      --------      -------      --------

Interest expense:
   Deposits                                 30,072        2,749        32,821        16,574        2,607        19,181
   Reverse repurchase agreements            13,976         (932)       13,044         7,644         (987)        6,657
   Term notes                                 (826)        (112)         (938)           30            4            34
   Advances from FHLB                        1,550           21         1,571         1,238           --         1,238
                                          --------      -------      --------      --------      -------      --------
Total increase in interest expense          44,772        1,726        46,498        25,486        1,624        27,110
                                          --------      -------      --------      --------      -------      --------

Increase (decrease) in net
   interest income                        $ 35,913      $(6,870)     $ 29,043      $ 23,441      $(6,633)     $ 16,808
                                          ========      =======      ========      ========      =======      ========

----------------------------
(1) Includes loans held for sale.
(2) Includes mortgage-backed securities available for sale and trading securities.
(3) Includes investments available for sale.

         The following table sets forth, for the periods indicated, certain ratios reflecting the productivity and profitability of the Company:

                                                            Year Ended December 31, (1)
                                                      --------------------------------------
                                                         1999            1998          1997
                                                         ----            ----          ----
Return on total assets (2)                               1.27%           1.42%         1.61%
Return on common stockholders' equity (3)               24.57           24.42         24.71
Dividend payout ratio to common stockholders (4)        20.48(5)        18.30(5)      16.61
Equity-to-asset ratio (6)                                6.46            6.35          6.53

----------------
(1) Averages computed by using beginning and end of year balances.
(2) Net income divided by average total assets.
(3) Net income attributable to common stockholders divided by average common stockholders' equity.
(4) Common stockholders' dividend declared divided by net income attributable to common stockholders.
(5) Includes, on a pro-forma basis, $2,524,819 dividends corresponding to the second semester of 1998, which were declared for stockholders of record on January 15, 1999, and paid on January 25, 1999. Amount was excluded from 1999 ratio.
(6) Average net worth divided by average total assets.

MARKET AREA AND COMPETITION

         The Company's primary market area is the western, southwestern and southern areas of Puerto Rico. The Company has 26 branch offices in its primary market area, 4 in the Metropolitan Area, 3 in northeastern Puerto Rico and 3 in the southern area. The Company is looked at as the strongest and most conservative bank of the Island, and as of December 31, 1999, it was the third largest native commercial bank.

         As of December 31, 1999, according to the Puerto Rico Department of Labor, the average unemployment rate for the year was 11.7%. Puerto Rico has experienced slow but steady growth in population and average income in recent years. The principal businesses in the Company's primary market area are farming, clothing manufacturing, pharmaceutical manufacturing, light industries (including electronic equipment) and tuna and rum processing. Tuna industries in the area have experienced a significant decrease in operations since 1990 as a result of competitive market conditions from foreign countries. Management does not expect this situation to have an adverse effect on the Company's results of operations.

         The Company competes mainly with other commercial banks in attracting and retaining savings deposits and in making real estate and commercial loans. There are 13 other banks, including affiliates of banks headquartered in the United States, Canada and Spain operating in Puerto Rico. The Company is in direct competition in loan origination in its primary market area, where its most direct competitors are other Puerto Rico commercial banks.

COMMUNITY REINVESTMENT

         Under the Community Reinvestment Act ("CRA"), as implemented by federal regulations, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The CRA rated the Company as having a "satisfactory record of meeting community credit needs".

FINANCIAL MANAGEMENT REQUIREMENTS

         FDICIA imposed financial reporting requirements on all depository institutions with assets of more than $500 million and their management and independent auditors, and established new rules for the composition, duties, and authority of such institutions' audit committees and boards of directors. Among other things, all such depository institutions are required to prepare and make available to the public annual reports on their financial condition, including statements of management's responsibility for financial statements, internal controls and compliance with certain Federal banking laws and regulations relating to safety and soundness, and an assessment of the institution's compliance with such internal controls, laws and regulations. The institution's independent public accountants are required to attest to certain of these management assessments.

EMPLOYEES

         At December 31, 1999, the Company had 814 full-time employees, including its executive officers, and 6 part time employees.

REGULATIONS

        Federal Regulation. The Company, as a bank holding company, is subject to regulation, supervision, and examination by the Federal Reserve Board. Westernbank, as a bank chartered under the laws of the Commonwealth of Puerto Rico, is subject to regulation, supervision, and examination by the FDIC as its primary federal regulator and by the Puerto Rico Commissioner of Financial Institutions ("the Puerto Rico Commissioner").

THE COMPANY

         FEDERAL REGULATION. The Company is a bank holding company subject to the regulation, supervision, and examination of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is required to file periodic reports and other information with the Federal Reserve Board, and the Federal Reserve Board may conduct examinations of the Company.

         The Company is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a ratio of Tier 1 capital to total average assets of 4.0% to 5.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The Federal Reserve Board's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. As of December 31, 1999, the Company's ratio of Tier 1 capital to total average assets was 6.68%, its ratio of Tier 1 capital to risk-weighted assets was 12.12%, and its ratio of qualifying total capital to risk-weighted assets was 13.22%.

         The Company's ability to pay dividends to its stockholders and expand its line of business through the acquisition of new banking or nonbanking subsidiaries can be restricted if its capital falls below levels established by the Federal Reserve Board's guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

         The Federal Reserve Board is empowered to initiate cease and desist proceedings and other supervisory actions for violations of the Bank Holding Company Act, or the Federal Reserve Board's regulations, orders or notices issued thereunder. Under the Federal Reserve Board's regulations, banks and bank holding companies which do not meet minimum capital adequacy guidelines are considered to be undercapitalized and are required to submit an acceptable plan for achieving capital adequacy.

        Federal Reserve Board approval is required if the Company seeks to acquire direct or indirect ownership or control of any voting shares of a bank if, after such acquisition, the Company would own or control directly or indirectly more than 5% of the voting stock of the bank. Federal Reserve Board approval also must be obtained if a bank holding company acquires all or substantially all of the assets of a bank or merges or consolidates with another bank holding company.

        Bank holding companies, like the Company, are prohibited from engaging in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board's regulations contain a list of permissible nonbanking activities that are closely related to banking or managing or controlling banks. These activities include lending activities, certain data processing activities, securities brokerage and investment advisory services, trust activities and leasing activities. A bank holding company must file an application or notice with the Federal Reserve Board prior to acquiring more than 5% of the voting shares of a company engaged in such activities.

         On November 12, 1999, President Clinton signed legislation to reform the U.S. banking laws, including the Bank Holding Company Act. The changes made to the Bank Holding Company Act by this legislation, referred to as the Gramm-Leach-Bliley Act, became effective on March 11, 2000, and expanded the permissible activities of the bank holding companies like the Company. In order to engage in the expanded activities, the Company would have to file a notice to become a financial holding company. As a financial holding company, the Company would be permitted to own and control depository institutions and to engage in activities that are financial in nature or incidental to the financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of the depository institutions or the financial system generally. The legislation identifies certain activities that are deemed to be financial in nature, including nonbanking activities currently permissible for the bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities. The Federal Reserve Board is authorized under the legislation to identify additional activities that are permissible financial activities.

         In order to become a financial holding company and take advantage of this new authority, the Company's depository institution subsidiaries, currently Westernbank, must be well-capitalized and well-managed and have at least a satisfactory record of performance under the Community Reinvestment Act. No prior notice to the Federal Reserve Board would be required from a financial holding company to acquire a company engaging in nonbanking activities or to commence these activities directly or indirectly through a subsidiary. Although the Company could qualify to become a financial holding company, it has no present plan to change its status under the Bank Holding Company Act since it has no plans to acquire a nonbanking company or engage in any new nonbanking activities.

         Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, either directly or indirectly or through or in concert with one or more persons, must give 60 days' prior written notice to the Federal Reserve Board. "Control" would exist when an acquiring party directly or indirectly has voting control of at least 25% of the Company's voting securities or the power to direct the management or policies of the Company. Under Federal Reserve Board's regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party has ownership, control or the power to vote at least 10% (but less than 25%) of the Company's common stock.

         Under Puerto Rico law, no person or company may acquire direct or indirect control of a holding company without first obtaining the prior approval of the Puerto Rico Commissioner. Control is defined to mean the power to, directly or indirectly, direct or decisively influence the management or the operations of the holding company. Control is presumed to exist if a person or entity, or group acting in concert, would become the owner, directly or indirectly, of more than 5% of the voting stock of the holding company as a result of the transfer of voting stock, and such person, entity or group did not own more than 5% of the voting stock prior to the transfer.

         The Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove any purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, order or directive of the Federal Reserve Board, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues. Notwithstanding the foregoing, any redemption of the Company's Series A or Series B preferred stocks will require the prior approval of the Federal Reserve Board.

WESTERNBANK

PUERTO RICO BANKING LAW

         Westernbank is a bank chartered under the Puerto Rico Banking Law and its deposit accounts are insured up to applicable limits by the FDIC under SAIF and BIF. Westernbank is subject to extensive regulation by the Puerto Rico Commissioner as its chartering agency, and by the FDIC as the deposit insurer. Westernbank must file reports with the Puerto Rico Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Puerto Rico Commissioner and the FDIC conduct periodic examinations to assess Westernbank's compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Westernbank derives its lending, investment and other powers primarily from the applicable provisions of the Puerto Rico Banking Law and the regulations adopted thereunder. That law governs the responsibilities of directors, officers and stockholders, and the corporate powers, savings, lending, capital and investment requirements and other activities of Westernbank. The Puerto Rico Commissioner has extensive rulemaking power and administrative discretion under the Puerto Rico Banking Law, and generally examines Westernbank on an annual basis.

         The Puerto Rico Banking Law requires that at least 10% of the yearly net income of Westernbank be credited annually to a reserve fund. This must be done every year until the reserve fund is equal to the total paid-in capital for common stock and preferred stock. At December 31, 1999, Westernbank had an adequate reserve fund established. The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess is charged against the undistributed profits of the bank, and the balance, if any, is charged against and reduces the reserve fund. If there is no reserve fund sufficient to cover the entire amount, the excess amount is charged against the capital account and no dividend can be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital.

         Under the Puerto Rico Banking Law, Westernbank must maintain a legal reserve in an amount equal to at least 20% of Westernbank's demand liabilities, except certain government deposits. At December 31, 1999, Westernbank had a legal reserve of 103.72%.

         The Puerto Rico Regulatory Financial Board (the "Financial Board") which is part of the Office of the Commissioner, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth of Puerto Rico. In February 1992 and again in November 1997, the Financial Board approved regulations which provide that the applicable interest rate on loans to individuals and unincorporated businesses is to be determined by free competition. The Financial Board also has authority to regulate the maximum finance charges on retail installment sales contracts, including credit card purchases, which are currently set a 21%. There is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances, and insurance premiums.

FEDERAL REGULATION OF WESTERNBANK

         CAPITAL REQUIREMENTS. Westernbank is subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on the Company. The FDIC regulations require that Westernbank maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, Westernbank must maintain a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on Westernbank's CAMELS rating. As of December 31, 1999, Westernbank's ratio of total capital to risk-weighted assets was 13.22%, its ratio of Tier 1 capital to risk-weighted assets was 12.12%, and Westernbank's ratio of Tier 1 capital to average total assets was 6.68%. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank's capital is, or may become, inadequate in view of its particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC's prompt corrective action regulations.

        ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. State banks are limited in their investments and activities engaged in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that such activity or investment would pose no significant risk to the SAIF and BIF. The FDIC has by regulation determined that certain real estate investment and securities underwriting activities do not present a significant risk to the SAIF and BIF, provided they are conducted in accordance with the regulations. Provisions of the Gramm-Leach-Bliley Act permit national banks to establish financial subsidiaries that may engage in the activities noted above that will be permissible for financial holding companies, other than insurance underwriting, merchant banking and real estate development and investment activities. In order to exercise this authority, a bank and its depository institution affiliates must be well-capitalized, well-managed and have CRA ratings of at least "satisfactory." For a state bank, such activities also must be permissible under relevant state law.

         ENFORCEMENT. The FDIC, as well as the Puerto Rico Commissioner, has extensive enforcement authority over insured banks, including Westernbank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

         DEPOSIT INSURANCE. Westernbank is subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. The FDIC implements a risk-based deposit insurance assessment system. Deposit insurance assessment rates currently are within a range of $0.00 to $0.27 per $100 of insured deposits, depending on the assessment risk classification assigned to each institution. Under current FDIC assessment guidelines, Westernbank expects that it will not incur any FDIC deposit insurance assessments during the next fiscal year, although the current system for assigning assessment risk classifications to insured depository institutions is being reviewed by the FDIC and the deposit insurance assessments are subject to change. Westernbank is subject to separate assessments to repay bonds ("FICO bonds") issued in the late 1980's to recapitalize the former Federal Savings and Loan Insurance Corporation. The assessment for the payments on the FICO bonds for the quarter beginning on January 1, 2000 is 2.120 basis points for BIF-assessable deposits and 2.120 basis points for SAIF-assessable deposits. Most of Westernbank's deposits are presently insured by SAIF.

         FDIC insurance on deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the insured bank has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations as an insured bank, or has violated any applicable law, regulation, rule or order of or condition imposed by or written agreement entered into with the FDIC.

         TRANSACTIONS WITH AFFILIATES OF WESTERNBANK. Transactions between Westernbank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, sections 23A and 23B (1) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the bank's capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transactions" includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies.

         In addition, Sections 22 (h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22 (h), loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of either, may or not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution's loans to one borrower limit (generally equal to 15% of the institution's impaired capital and surplus). Section 22 (h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (I) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the financial institutions. Section 22 (h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22 (h) places additional restrictions on loans to executive officers.

         SAFETY AND SOUNDNESS STANDARDS. Westernbank is subject to certain FDIC standards designed to maintain the safety and soundness of individual banks and the banking system. The FDIC has prescribed safety and soundness guidelines relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth and quality; (vi) earnings; and (vii) compensation and benefit standards for officers, directors, employees and principal stockholders. A state nonmember bank not meeting one or more of the safety and soundness guidelines may be required to file a compliance plan with the FDIC.

         PROMPT CORRECTIVE ACTION. Under the FDIC's prompt corrective action regulations, insured institutions will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3%, and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. Under certain circumstances, the FDIC can reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1999, the most recent notification from the FDIC categorized Westernbank as a "well capitalized" institution.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency, which would be the FDIC for Westernbank. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC may take any other action that it determines will better carry out the purpose of prompt corrective action initiatives.

         DIVIDEND RESTRICTIONS. Westernbank is not permitted to pay dividends if, as the result of the payment, it would become undercapitalized, as defined in the prompt corrective action regulations of the FDIC. In addition, if Westernbank becomes "undercapitalized" under these regulations, payment of dividends would be prohibited without the prior approval of the FDIC. Westernbank also could be subject to these dividend restrictions if the FDIC determines that Westernbank is in an unsafe or unsound condition or engaging in an unsafe or unsound practice.

        OTHER. The Gramm-Leach-Bliley Act imposes certain obligations on financial institutions, including state-chartered banks like Westernbank, to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions will be implemented by regulations that will take effect on or after November 12, 2000.

FEDERAL HOME LOAN BANK SYSTEM

         The Company, through its subsidiary, is a member of the FHLB System. The System consists of 12 regional Federal Home Loan Banks, with each subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Company, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its FHLB advances outstanding or one percent of thirty percent of total assets. At December 31, 1999, the Company had $12.8 million in FHLB's capital stock.

         Advances from the FHLB of New York are secured by a member's shares of stock in the FHLB of New York, certain type of mortgages and other assets. Interest rates charged for advances vary depending upon maturity and the cost of funds to the FHLB of New York. As of December 31, 1999, there were $70.0 million in outstanding advances from the FHLB of New York.


LIQUIDITY

         Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits are usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowings.

         The Company's liquidity targets are reviewed monthly by the Investment Committee and are based on the Company's commitment to make loans and investments and its ability to generate funds. The Committee's targets are also affected by yields on available investments and upon the Committee's judgment as to the attractiveness of such yields and its expectations as to future yields.

         The Company's investment portfolio at December 31, 1999 had an average maturity of 167 months. However, no assurance can be given that such levels will be maintained in future periods.

         As of December 31, 1999, the Company had line of credit agreements with two commercial banks permitting the Company to borrow a maximum aggregate amount of $30.0 million (no borrowings were made during the year ended December 31, 1999 under such lines of credit). The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction. The credit agreements are renewable annually.


CAPITAL, DIVIDENDS, STOCK SPLIT AND OPTION PLANS


         Total shareholders' equity as a measure of capital increased by approximately $69.5 million in 1999 and $52.0 million in 1998.

         In June 1998, Westernbank issued 1,219,000 shares of 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A, with a liquidation preference of $25.00 per share. Proceeds from the issuance of preferred stock amounted to $29.1 million, net of $1.3 million of issuance costs. Dividends on Series A Preferred Stock, when and if declared by the Board of Directors, shall be payable monthly in arrears on the 15th day of each month of each year, at the annual rate per share of 7.125% of the $25 liquidation preference (equivalent to $1.78 per share per annum). The amount of dividends paid for any monthly dividend period will be computed on the basis of twelve 30-day months and a 360-day year. The amount of dividends payable for any period shorter than a full month dividend period will be computed on the basis of the actual number of days elapsed in such period. Each share is convertible, at the holder's option, at any time on or after the 90th date following the issue date, into .995 shares of the Company's common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $25.125 per share of common stock. The Company may redeem the preferred stock at any time at the following redemption prices, if redeemed during the 12-month period beginning July 1 of the years indicated below, plus the accrued and unpaid dividends, if any, for the then current dividend period to the date of redemption: in 2002 - $26.00; in 2003 - $25.75; in 2004 - $25.50; in 2005 - $25.25; and in 2006 and thereafter - $25.00.

         In April and June 1999, Westernbank issued 2,001,000 shares of 7.25% Non-cumulative, Non-convertible Monthly Income Series B Preferred Stock, with a liquidation preference of $25 per share. Proceeds from the issuance of preferred stock amounted to $48.3 million, net of $1.8 million of issuance costs. Dividends on Series B Preferred Stock, when and if declared by the Board of Directors, shall be payable monthly in arrears on the 15th day of each month of each year, at the annual rate per share of 7.25% of the $25 liquidation preference (equivalent to $1.81 per share per annum). The amount of dividends paid for any monthly dividend period will be computed on the basis of twelve 30-day months and a 360-day year. The Company may redeem the preferred stock at any time at the following redemption prices, if redeemed during the 12-month period beginning May 28 of the years indicated below, plus the accrued and unpaid dividends, if any, for the then current dividend period to the date of the redemption: in 2004 - $26.00; in 2005 - $25.50; and in 2006 and thereafter - $25.00.

         Series A and B Preferred Stocks rank senior to the Company's common stock as to dividends and liquidation rights. Dividends declared on preferred stock for the years ended December 31, 1999 and 1998 amounted to $4.3 million and $1.1 million, respectively.

         In 1998, Westernbank acquired and retired 165,674 shares of common stock for $2,427,441, and exchanged 12,163 shares in treasury for land amounting $225,014. The remaining 6,346,901 shares in treasury were retired in December 1998. During 1999, Westernbank acquired and retired 80,309 shares of common stock for $1,222,100.

         Total common stock dividends declared in 1999 amounted to $9.2 million compared to $2.5 million in 1998.

         On February 3, 2000, the Board of Directors approved an increase on its annual dividend payments to shareholders in 2000 to $0.20 per share. This represents an increase of 25% over the dividends paid the previous year of $0.16 per share.

         In June 1999, the Board of Directors approved the 1999 Qualified Stock Option Plan (the "1999 Qualified Option Plan") and the 1999 Nonqualified Stock Option Plan (the "Nonqualified Option Plan"), for the benefit of employees of the Company and its subsidiaries. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan, can be granted under the 1999 Nonqualified Option Plan. The option price for the both is $13.00. Both plans will remain in effect for a term of 10 years. At December 31, 1999 no options had been granted to employees.

COMMONWEALTH TAXATION

GENERAL

         Under the Puerto Rico Internal Revenue Code, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company and Westernbank (the "Companies") report their income and expenses based on the accrual basis of accounting and file their Puerto Rico tax returns on a calendar year basis.

INCOME TAXES

         The Companies are subject to Puerto Rico regular income tax on income earned from all sources up to a maximum rate of 39%.

         The Puerto Rico income tax act disallows any interest deduction which is allocable to income earned from tax exempt obligations acquired after December 31, 1987. For purposes of the above determination, each company is required to allocate interest expense to exempt interest income based on the ratio that the average exempt obligations bear to the total average assets of each company.

         The Companies are also subject to an alternative minimum tax ("AMT") equal to 22% of the alternative minimum taxable income. The alternative minimum taxable income is equal to each company's taxable income adjusted for certain items. The principal adjustments for determining each company's alternative minimum taxable income are the following: (i) no deduction may be claimed with respect to the company's interest expense allocable to interest income derived from tax exempt obligations acquired before January 1, 1988, other than mortgages guaranteed by the government of Puerto Rico, its agencies, instrumentalities and political subdivisions, issued before September 1, 1987; and (ii) the alternative minimum taxable income is increased by 50% of the amount by which the corporation's book income (adjusted for certain items) exceeds its alternative minimum taxable income without regard to this adjustment.

         The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations. Westernbank income tax was based on regular income tax rates since 1994.


         The Puerto Rico Internal Revenue Code provides a dividend received deduction of 100% on dividends received from "controlled subsidiaries" subject to taxation in Puerto Rico, like Westernbank. Until December 31, 1999, the Company had no operations other than those resulting from dividends received from its investment in Westernbank.


         For the year ended December 31, 1999, the Company had approximately $33.6 million of regular taxable income, on which it was required to pay current income tax of $13.8 million. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

         Effective August 1, 1997, interest earned on FHA and VA loans and securities backed by such loans originated after July 31, 1997, which were previously tax exempt (after disallowance of related expenses), began to pay income taxes except for FHA and VA mortgages for new construction projects. This change does not alter the tax-exempt status of FHA and VA loans and securities backed by such loans originated prior to July 31, 1997. This change did not have a significant effect on the Company's financial condition or results of operation.

ITEM 2. PROPERTIES

         The Company owns the condominium office space housing its main office at 19 West McKinley Street, Mayaguez, Puerto Rico.

         The Company's investment in premises and equipment, exclusive of leasehold improvements, at December 31, 1999, was $34.8 million. The combined net book value of the Company's condominium office space and main office building as of December 31, 1999 was $1.5 million.

         The Company leases most of its branch offices. The net book value of leasehold improvements was $3.6 million as of December 31, 1999. Leases on 24 of the branches expire or have option periods expiring after 2000.

The following table presents information about the Company's leased branch offices at December 31, 1999:

                                 Book Value of Leasehold         Lease
           Location                   Improvements          Expiration Date (*)
           --------                   ------------          -------------------
Mayaguez, Puerto Rico
     Mayaguez Mall                    $  313,292              March 31, 2001
     Mayaguez Town Center                206,062              March 30, 2002
Aguadilla
     Town                                  6,749            September 14, 2002
     Marbella                             12,625             August 30, 2001
     Aguadilla Mall                      337,041            September 30, 2004
San Sebastian
     San Sebastian I                       8,438              March 30, 2002
     San Sebastian II                      4,197             January 31, 2001
Aguada                                     2,179            September 7, 2002
Anasco
     Anasco I                              1,206              Month to Month
     Anasco II                             9,659              Month to Month
Quebradillas                               8,714              July 31, 2002
Camuy                                    310,880               May 30, 2002
Cabo Rojo I                               24,442             October 1, 2001
Sabana Grande
     Sabana Grande II                      2,190              April 30, 2003
Lares                                      2,096             August 30, 2001
Rincon                                     7,944            December 31, 2000
Lajas
     Lajas I                              55,555             January 14, 2005
     Lajas II                              1,467              March 31, 2001
Carolina
     Campo Rico                          678,006              March 31, 2004
     Plaza Carolina                      439,270             January 31, 2002
Ponce
     Ponce I                              97,557              June 30, 2003
     Ponce El Tuque                        3,123              April 30, 2004
Canovanas                                  4,107               May 30, 2004
Rio Grande                                 9,734             October 31, 2000
San German - Plaza del Oeste               1,935            November 12, 2001
Yauco                                     52,082             October 31, 2001
Hato Rey                                 164,839             October 31, 2002
Caguas                                   697,040             August 27, 2002
Other leased facilities                   94,728              June 30, 2002
                                      ----------
     Total                            $3,557,157
                                      ==========

(*) Excludes renewal options.



         At December 31, 1999, the Company's future rental commitments under non-cancelable operating leases aggregated $5.5 million, not considering renewal options.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate are not material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required herein is incorporated by reference from pages 12 through 14 of the Company's 1999 Annual Report to Stockholders, which is filed herein as Exhibit 13.1 ("1999 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA

         The information required herein is incorporated by reference from pages 15 and 16 of the Company's 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required herein is incorporated by reference from page 3 through 12 of the Company's 1999 Annual Report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

         The principal objective of the Company's asset and liability management function is to evaluate the interest rate risk included in certain balance sheet accounts and in off-balance sheet commitments, determine the appropriate level of risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board of Directors approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates.

         The Company's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities.

         Interest rate risk can be defined as the exposure of the Company's operating results or financial position to adverse movements in market interest rates which mainly occur when assets and liabilities reprice at different times and at different rates. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of variable rate loans to reduce the average maturity of the Company's interest-earning assets and entering into interest rate exchange agreements (swaps) to hedge variable term notes and fixed callable certificates of deposit.

         The Company is exposed to a reduction in the level of Net Interest Income ("NII") in a rising interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at year end remain constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

December 31, 1999:

    Change in Interest Rate     Expected NII (1)      Amount Change     % Change
    -----------------------     ----------------      -------------     --------
                             (Dollar in thousands)
       +200 Basis Points            $ 84,334            $(16,330)       (16.22)%
        Base Scenario                100,664                  --            --
       -200 Basis Points             115,736              15,072         14.97%


December 31, 1998:

    Change in Interest Rate       Expected NII (1)    Amount Change     % Change
    -----------------------       ----------------    -------------     --------
                              (Dollar in thousands)
       +200 Basis Points             $80,318            $(3,916)         (4.65)%
        Base Scenario                 84,234                 --             --
       -200 Basis Points              88,376              4,142           4.92%

-------------------------------------

(1) The NII figures exclude the effect of the amortization of loan fees.


         The model utilized to create the information presented above makes various estimates at each level of interest rate change regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. Actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change. In addition, the limits stated above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required herein are incorporated by reference from page 19 through 56 of the Company's 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein with respect to directors is incorporated herein by reference from the definitive proxy statement of the Company to be filed supplementary.

ITEM 11. EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from the definitive proxy statement to be filed supplementary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required herein is incorporated by reference from the definitive proxy statement to be filed supplementary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from the definitive proxy statement to be filed supplementary.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this Report

                  (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

         Report of Independent Accountants

         Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

         Consolidated Statements of Income for each of the three years in the period ended December 31, 1999

         Consolidated Statements of Changes in Stockholders' Equity and of Comprehensive Income for each of the three years in the period ended December 31, 1999

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

         Notes to Consolidated Financial Statements

                  (2) Index to financial statement schedules. Not applicable.

                  (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.      Exhibit
---      -------
3.1      Articles of Incorporation (incorporated by reference herein to Exhibit
         3.1 to the Company's Registration Statement on Form S-4, File No.
         333-76975)

3.2 Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 333-76975)

10.1 Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Registration Statement on Form
         S-4, File No. 333-76975)

10.2 Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company's Registration Statement on Form
         S-4, File No. 333-76975)

13.1     Annual Report to Stockholders

21.1     Subsidiaries of the Registrant

27.1     Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         (c)      See (a)(3) above for all exhibits filed herewith and the
                  Exhibit Index.

         (d)      Separate financial statements are not applicable.


-----------------------------

* Incorporated herein by reference from the Company's Form S-4, as amended, filed with Securities and Exchange Commission on April 23, 1999 (Registration No. 333).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         W Holding Company, Inc.



BY:      /s/ Frank C. Stipes
         ---------------------------------------          Date:  March 30, 2000
         Frank C. Stipes, Chairman of the
         Board, Chief Executive Officer
         and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/ Frank C. Stipes
         ---------------------------------------          Date:  March 30, 2000
         Frank C. Stipes, Chairman of the
         Board, Chief Executive Officer and
         President

         /s/ Angel L. Rosas
         ---------------------------------------          Date:  March 30, 2000
         Angel L. Rosas, Director

         /s/ Cesar A. Ruiz
         ---------------------------------------          Date:  March 30, 2000
         Cesar A. Ruiz, Director

         /s/ Pedro R. Dominguez
         ---------------------------------------          Date:  March 30, 2000
         Pedro R. Dominguez, Director

         /s/ Cornelius Tamboer
         ---------------------------------------          Date:  March 30, 2000
         Cornelius Tamboer, Director

         /s/ Fredeswinda G. Frontera
         ---------------------------------------          Date:  March 30, 2000
         Fredeswinda G. Frontera, Directress

         /s/ Freddy Maldonado
         ---------------------------------------          Date:  March 30, 2000
         Freddy Maldonado
         Chief Financial Officer and
         Vice President of Finance and Investment

                                 EXHIBIT INDEX


Exhibit
No.                        Exhibit
--------                   -------
3.1        Articles of Incorporation (incorporated by reference
           herein to Exhibit 3.1 to the Company's Registration
           Statement on Form S-4, File No. 333-76975)

3.2 Bylaws (incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 333-76975)

10.1       Form of 1999 Qualified Stock Option Plan
           (incorporated by reference herein to Exhibit 10.1 to the Company's Registration Statement on Form S-4,
           File No. 333-76975)

10.2       Form of 1999 Nonqualified Stock Option Plan
           (incorporated by reference herein to Exhibit 10.2 to the Company's Registration Statement on Form S-4,
           File No. 333-76975)

13.1       Annual Report to Stockholders

21.1       Subsidiaries of the Registrant

27.1       Financial Data Schedule (for SEC use only)