Form 10-Q
period 2000-03-31
W HOLDING CO INC
filed 2000-05-12
CIK 1084887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of l934

                        For Quarter Ended March 31, 2000

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock ($1.00 par value)
        7.125% Noncumulative, Convertible Monthly Income Preferred Stock,
                         1998 Series A ($1.00 par value)
      7.25% Noncumulative, Non-convertible Monthly Income Preferred Stock,
                         1999 Series B ($1.00 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:


Common Stock $1.00 par value                                            41,562,500
7.125% Preferred Stock 1998 Series A                                     1,219,000
7.25% Preferred Stock 1999 Series B                                      2,001,000

                     W HOLDING COMPANY, INC. AND SUBSIDIARY


                                    CONTENTS

                                                                                            Page
PART I     FINANCIAL INFORMATION:


         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                  March 31, 2000 and December 31, 1999                                       3


                  Consolidated Statements of Income for the three
                  months ended March 31, 2000 and 1999                                       4


                  Consolidated Statements of Changes in Stockholders'
                  Equity and of Comprehensive Income for the three
                  months ended March 31, 2000 and 1999                                       5


                  Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2000 and 1999                                              6


                  Notes to Consolidated Financial Statements                                 8


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                23


PART II OTHER INFORMATION:

         Item 1.  Legal Proceedings                                                         25
         Item 2.  Changes In Securities and Use of Proceeds                                 25
         Item 3.  Defaults Upon Senior Securities                                           25
         Item 4.  Submission of Matters to a Vote of Security Holders                       25
         Item 5.  Other Information                                                         25
         Item 6.  Exhibits and Reports on Form 8-K                                          25


SIGNATURES                                                                                  26


Part I. Financial Information
Item I. Financial Statements

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                  MARCH 31,         DECEMBER 31,
                                                                                                    2000                1999
                                                                                              ---------------       ---------------
ASSETS
Cash and due from banks                                                                       $    45,563,736       $    55,671,999
Money market instruments:
     Federal funds sold and securities purchased under agreements to resell                       120,794,108           137,054,546
     Interest bearing deposits with banks                                                           9,765,408             9,271,389
Trading securities, at fair value (Note 4)                                                          6,077,249             1,289,188
Investment securities available for sale, at fair value (Note 4)                                   21,875,070            22,185,441
Investment securities held to maturity, with a fair value of
   $1,113,738,898 in 2000 and $1,074,346,260 in 1999 (Note 4)                                   1,208,821,068         1,174,532,295
Federal Home Loan Bank stock, at cost                                                              13,047,200            12,800,000
Mortgage loans held for sale, at lower of cost or market                                            5,002,511             2,073,600
Loans, net of allowance for loan losses of $25,330,311 in 2000
   and $23,978,449 in 1999 (Note 5)                                                             1,912,799,008         1,869,668,173
Accrued interest receivable                                                                        29,804,113            33,311,340
Premises and equipment, net                                                                        38,837,645            38,431,276
Other assets (Note 7)                                                                              19,279,626            18,281,424
                                                                                              ---------------       ---------------
     Total                                                                                    $ 3,431,666,742       $ 3,374,570,671
                                                                                              ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits (Note 6)                                                                             $ 2,309,714,264       $ 2,247,864,807
Securities sold under agreements to repurchase                                                    723,373,156           729,967,785
Term notes                                                                                         79,000,000            79,000,000
Advances from Federal Home Loan Bank                                                               70,000,000            70,000,000
Other liabilities                                                                                  22,883,862            23,918,771
                                                                                              ---------------       ---------------
     Total liabilities                                                                          3,204,971,282         3,150,751,363
                                                                                              ---------------       ---------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 2, 3, 4, 9):
Preferred stock $1.00 par value per share (liquidation preference $25 per share); authorized 20,000,000 shares;
     7.25% non-cumulative, non-convertible monthly income preferred stock, 1999 Series B -
         Issued 2,001,000 shares                                                                    2,001,000             2,001,000
     7.125% non-cumulative, convertible monthly income preferred stock, 1998 Series A -
         Issued 1,219,000 shares                                                                    1,219,000             1,219,000
Common stock - $1.00 par value per share; authorized 300,000,000
   shares; issued 41,562,500 in 2000 and 42,000,000 in 1999                                        41,562,500            42,000,000
Paid in capital                                                                                    95,859,691            99,595,597
Retained earnings:
     Reserve fund                                                                                  13,899,685            12,843,183
     Undivided profits                                                                             73,177,321            67,218,342
Accumulated other comprehensive loss                                                               (1,023,737)           (1,057,814)
                                                                                              ---------------       ---------------
     Total stockholders' equity                                                                   226,695,460           223,819,308
                                                                                              ---------------       ---------------

TOTAL                                                                                         $ 3,431,666,742       $ 3,374,570,671
                                                                                              ===============       ===============


See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                      THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                ----------------------------------
                                                                                                    2000                 1999
                                                                                                ------------          ------------
INTEREST INCOME:
   Loans, including loan fees                                                                   $ 42,078,482          $ 32,222,819
   Investment securities                                                                          19,018,565            13,799,324
   Mortgage and other asset-backed securities                                                      2,372,144             2,033,773
   Money market instruments                                                                        2,297,253             1,358,709
                                                                                                ------------          ------------
     Total interest income                                                                        65,766,444            49,414,625
                                                                                                ============          ============
INTEREST EXPENSE:
   Deposits                                                                                       28,819,605            18,971,618
   Securities sold under agreements to repurchase                                                 10,252,015             6,790,976
   Term notes                                                                                        964,310               988,652
   Advances from Federal Home Loan Bank                                                            1,025,129               412,250
                                                                                                ------------          ------------
     Total interest expense                                                                       41,061,059            27,163,496
                                                                                                ============          ============

NET INTEREST INCOME                                                                               24,705,385            22,251,129
PROVISION FOR LOAN LOSSES                                                                          2,000,000             1,500,000
                                                                                                ------------          ------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                                      22,705,385            20,751,129
                                                                                                ------------          ------------

OTHER INCOME:
   Service charges on deposit accounts and other fees                                              3,316,623             2,873,897
   Net gain (loss) on sale and on valuation of loans,
     securities and other                                                                            (88,013)              301,405
                                                                                                ------------          ------------
     Total other income                                                                            3,228,610             3,175,302
                                                                                                ============          ============
TOTAL NET INTEREST INCOME AND
   OTHER INCOME                                                                                   25,933,995            23,926,431
                                                                                                ------------          ------------

OPERATING EXPENSES:
   Salaries and employees' benefits                                                                5,347,159             5,175,846
   Equipment                                                                                       1,940,357             1,436,125
   Occupancy                                                                                       1,214,599             1,227,574
   Advertising                                                                                     1,013,667             1,010,938
   Printing, postage, stationery and supplies                                                        645,167               690,655
   Telephone                                                                                         498,833               552,631
   Other                                                                                           2,662,976             2,462,126
                                                                                                ------------          ------------
     Total operating expenses                                                                     13,322,758            12,555,895
                                                                                                ------------          ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                          12,611,237            11,370,536
                                                                                                ------------          ------------
PROVISION FOR INCOME TAXES:
   Current                                                                                         2,586,324             2,735,000
   Deferred                                                                                         (540,107)             (379,359)
                                                                                                ------------          ------------
     Total income taxes                                                                            2,046,217             2,355,641
                                                                                                ------------          ------------
NET INCOME                                                                                      $ 10,565,020          $  9,014,895
                                                                                                ============          ============
NET INCOME ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                                                                $  9,115,481          $  8,472,059
                                                                                                ============          ============
BASIC AND DILUTED EARNINGS PER
   COMMON SHARE (Note 2)                                                                        $       0.22          $       0.20
                                                                                                ============          ============

See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          AND OF COMPREHENSIVE INCOME


                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   2000                  1999
                                                                              -------------         -------------
Changes in Stockholders' Equity:
     Preferred stock:
          Balance at beginning of period                                      $   3,220,000         $   1,219,000
                                                                              -------------         -------------
          Balance at end of period                                                3,220,000             1,219,000
                                                                              -------------         -------------
     Common stock:
          Balance at beginning of period                                         42,000,000            42,080,309
          Purchase and retirement of common stock                                  (437,500)              (80,309)
                                                                              -------------         -------------
          Balance at end of period                                               41,562,500            42,000,000
                                                                              -------------         -------------
     Paid-in-capital:
          Balance at beginning of period                                         99,595,597            54,465,556
          Purchase and retirement of common stock                                (3,735,906)           (1,141,791)
                                                                              -------------         -------------
          Balance at end of period                                               95,859,691            53,323,765
                                                                              -------------         -------------
     Reserve fund:
          Balance at beginning of period                                         12,843,183             9,130,767
          Transfer from undivided profits                                         1,056,502               901,490
                                                                              -------------         -------------
          Balance at end of period                                               13,899,685            10,032,257
                                                                              -------------         -------------
     Undivided profits:
          Balance at beginning of period                                         67,218,342            47,358,549
          Net income                                                             10,565,020             9,014,895
          Cash dividends on common stock                                         (2,100,000)           (2,524,819)
          Cash dividends on preferred stock                                      (1,449,539)             (542,836)
          Transfer to reserve fund                                               (1,056,502)             (901,490)
                                                                              -------------         -------------
          Balance at end of period                                               73,177,321            52,404,299
                                                                              -------------         -------------
     Accumulated other comprehensive income:
          Balance at beginning of period                                         (1,057,814)               28,226
          Reclassification adjustment included in net income                             --               (28,226)
          Net change in fair value of securities available for
               sale, net of taxes                                                    34,077                    --
                                                                              -------------         -------------
          Balance at end of period                                               (1,023,737)                   --
                                                                              -------------         -------------
Total Stockholders' Equity                                                    $ 226,695,460         $ 158,979,321
                                                                              =============         =============

Comprehensive income:
          Net income                                                          $  10,565,020         $   9,014,895
          Other comprehensive income (loss), net of taxes:
          Unrealized net losses on securities available
               for sale arising during the period                                    34,077                    --
          Reclassification adjustment included in net income                             --               (28,226)
                                                                              -------------         -------------
Total Comprehensive Income                                                    $  10,599,097         $   8,986,669
                                                                              =============         =============


See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                     2000                  1999
                                                                                                -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $  10,565,020         $   9,014,895
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision (credit) for:
        Loan losses                                                                                 2,000,000             1,500,000
        Deferred income taxes                                                                        (540,107)             (379,359)
   Depreciation and amortization on:
        Premises and equipment                                                                      1,519,052             1,173,619
        Foreclosed real estate held for sale                                                           14,183                21,391
        Mortgage servicing rights                                                                      81,612                67,447
   Amortization of premium (discount) on:
        Investment securities                                                                      (3,331,680)           (1,707,605)
        Loans                                                                                         179,602               101,433
   Amortization of excess of cost over net assets acquired                                             15,749               155,858
   Amortization of deferred loan origination fees and costs                                          (794,108)             (997,157)
   Net loss (gain) on sale or on valuation of:
        Investment securities available for sale                                                      (25,638)              (35,987)
        Mortgage loans held for sale                                                                   77,867               (83,930)
        Foreclosed real estate held for sale                                                          (45,071)               37,297
   Originations of mortgage loans held for sale                                                   (13,342,146)          (10,546,681)
   Decrease (increase) in:
        Trading securities                                                                          5,547,303            15,332,339
        Accrued interest receivable                                                                 3,507,227               989,048
        Other assets                                                                                 (567,016)            1,468,954
   Increase (decrease) in:
        Accrued interest on deposits and borrowings                                                (1,706,527)              (71,465)
        Other liabilities                                                                           3,513,105             3,346,050
                                                                                                -------------         -------------
            Net cash provided by operating activities                                               6,668,427            19,386,147
                                                                                                -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest bearing deposits with banks                                              (494,019)             (835,803)
   Net decrease in federal funds sold and securities purchased under
        agreements to resell                                                                       16,260,438            11,351,793
   Investment securities available for sale:
        Purchases                                                                                                       (10,128,125)
        Proceeds from sales                                                                                              25,355,254
        Proceeds from principal repayment                                                             333,678                40,080
   Investment securities held to maturity:
        Purchases                                                                                (943,997,353)         (899,676,076)
        Proceeds from redemption and repayment                                                    909,490,568           699,280,000
   Proceeds from principal repayment of mortgage-backed securities
        held to maturity                                                                            3,552,024            18,528,345
   Loans:
        Purchases                                                                                 (61,053,559)         (139,249,716)
        Other decrease (increase)                                                                  16,660,229           (55,458,374)
   Proceeds from sales of foreclosed real estate held for sale                                         27,000                    --
   Additions to premises and equipment                                                             (2,429,690)           (1,930,044)
   Purchase of Federal Home Loan Bank stock                                                          (247,200)           (3,612,300)
   Purchase of SRG Net, Inc.                                                                               --              (107,651)
                                                                                                -------------         -------------
        Net cash used in investing activities                                                     (61,897,884)         (356,442,617)
                                                                                                -------------         -------------
Forward                                                                                         $ (55,229,457)        $(337,056,470)
                                                                                                -------------         -------------

                                                                     (Continued)

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH  31,
                                                                                                     2000                 1999
                                                                                                -------------         -------------
Forward                                                                                         $ (55,229,457)        $(337,056,470)
                                                                                                -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                        61,212,376           204,891,530
   Net increase in securities sold under agreements to repurchase                                 112,685,131            77,420,258
   Securities sold under agreements to repurchase with original maturities over three months:
          Proceeds                                                                                246,950,000            81,533,000
          Payments                                                                               (366,229,760)          (30,531,000)
   Net decrease in advances from borrowers for taxes
      and insurance                                                                                  (513,607)             (239,660)
   Dividends paid                                                                                  (4,809,540)           (3,067,655)
   Repurchase of common stock for retirement                                                       (4,173,406)           (1,222,100)
                                                                                                -------------         -------------
      Net cash provided by financing activities                                                    45,121,194           328,784,373
                                                                                                -------------         -------------

NET DECREASE IN CASH AND DUE FROM BANKS                                                           (10,108,263)           (8,272,097)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                       55,671,999            49,429,206
                                                                                                -------------         -------------

CASH AND DUE FROM BANKS, END OF PERIOD                                                          $  45,563,736         $  41,157,109
                                                                                                =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest on deposits and other borrowings                                                 $  42,767,585         $  27,234,961
      Income taxes                                                                                         --                    --
   Noncash activities:
      Accrued dividends payable                                                                     2,341,589                90,473
      Mortgage loans securitized and transferred to trading securities                             10,335,368            16,139,687
      Transfer from loans to foreclosed real estate held for sale                                                           186,522
      Mortgage loans originated to finance the sale of foreclosed real estate
            held for sale                                                                             123,000               598,000
      Capitalized mortgage servicing rights                                                            99,110               204,300
      Transfer from undivided profits to reserve fund                                               1,056,502               901,490
      Net increase (decrease) in fair value of securities available for sale                           34,077               (28,226)

                                                                     (Concluded)

See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the "Company") is a bank holding company offering a full range of financial services through its wholly owned subsidiary, Westernbank Puerto Rico ("Westernbank"). The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999. Effective November 30, 1999, pursuant to a resolution approved by the stockholders and after receiving all pertinent regulatory approvals, a reorganization was effected as a result of which the Company became the sole shareholder of Westernbank. Westernbank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Since its inception, the Company had no operations other than those resulting from its investment in Westernbank and the repurchase and retirement of common stock. The Company's executive office is located at 19 West McKinley Street, Mayaguez, Puerto Rico; its telephone number is (787) 834-8000; its internet email address is westernbank@wbpr.com; and its web page is at URL:http:
//www.wbpr.com.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended December 31, 1999 contained in the Company's 1999 Annual Report.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting mainly of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial condition as of March 31, 2000 and December 31, 1999, and the results of its operations, changes in stockholders' equity and of comprehensive income and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire year.

2.       EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three months ended March 31, 2000 and 1999, were computed by dividing the income available to common stockholders for such periods by the weighted average number of shares of common stock outstanding during the period (41,920,632 and 42,050,031 shares, respectively).

During the three month period ended March 31, 2000, the Company acquired and retired 437,500 shares of common stock for $4,173,406.



3.       DIVIDENDS DECLARED PER SHARE

On February 3, 2000, the Board of Directors approved an increase on its annual dividend payments to common shareholders in 2000 to $0.20 per share. This represents an increase of 25% over the dividends paid the previous year. The increase is the result of the guidelines established by the Board of Directors which provides for distribution of dividends to stockholders on the basis of 25% of the average earnings for the last two years.

On March 7, 2000 the Board of Directors adopted the policy of paying dividends on a monthly basis. The first dividend payment under this new policy, was paid on April 17, 2000, and covered retroactive dividends for the first three months period ended March 31, 2000. Hereafter, dividends will be paid on the 15th day of the next month for stockholders of record as of the last day of the previous month.

The Company's cash dividend per share declared for the three months of the first quarter of 2000 was as follows:


                RECORD DATE                                PAYABLE DATE                             AMOUNT PER SHARE
                -----------                                ------------                             ----------------
              March 31, 2000                              April 17, 2000                                 $ 0.05



4.       INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:


                                                                          GROSS       GROSS
 MARCH 31, 2000                                      AMORTIZED         UNREALIZED   UNREALIZED          FAIR
                                                       COST               GAINS       LOSSES           VALUE
                                                 --------------      ------------  -------------    --------------
TRADING SECURITIES:
   U.S. Government and agencies
      obligations                                $    4,828,249      $        --   $        --      $    4,828,249
   Mortgage-backed securities-
     Government National Mortgage
     Association (GNMA) certificates                  1,225,714           23,286            --           1,249,000
                                                 --------------      -----------   -----------      --------------
Total                                            $    6,053,963      $    23,286   $        --      $    6,077,249
                                                 ==============      ===========   ===========      ==============

AVAILABLE FOR SALE:
    Mortgage-backed securities-GNMA
      certificates                               $   19,009,698      $        --   $   707,227      $   18,302,471
     Federal National Mortgage
      Association certificates                        3,994,520               --       421,921           3,572,599
                                                 --------------      -----------   -----------      --------------

Total                                            $   23,004,218      $        --   $ 1,129,148      $   21,875,070
                                                 ==============      ===========   ===========      ==============

HELD TO MATURITY:
  U.S. Government and agencies
     obligations                                 $1,037,863,235      $       174   $93,169,424      $  944,693,985
  Puerto Rico Government and
     agencies obligations                            16,641,941          155,301       135,000          16,662,243
  Other investments                                  46,605,738               --       173,788          46,431,950
                                                 --------------      -----------   -----------      --------------

Total                                             1,101,110,914          155,475    93,478,212       1,007,788,178
                                                 --------------      -----------   -----------      --------------

MORTGAGE and other asset-backed securities:
  Federal Home Loan Mortgage
    Corporation (FHLMC) certificates                 19,883,405           59,468       750,310          19,192,563
  GNMA certificates                                  26,649,942          334,555       137,124          26,847,373
  FNMA certificates                                  14,078,071           40,501       434,795          13,683,777
  Collateralized mortgage obligations
    (CMO) certificates                               26,986,458            2,877       592,740          26,396,595
  Other                                              20,112,278               --       281,866          19,830,412
                                                 --------------      -----------   -----------      --------------

Total                                               107,710,154          437,401     2,196,835         105,950,720
                                                 --------------      -----------   -----------      --------------

Total                                            $1,208,821,068      $   592,876   $95,675,047      $1,113,738,898
                                                 ==============      ===========   ===========      ==============

                                                                         GROSS        GROSS
                                                    AMORTIZED         UNREALIZED    UNREALIZED          FAIR
                                                      COST              GAINS         LOSSES            VALUE
                                                 --------------      -----------   ------------     --------------

DECEMBER 31, 1999

TRADING SECURITIES:
  Mortgage backed securities -
    GNMA certificates                            $    1,250,732      $    38,456   $        --      $    1,289,188
                                                 --------------      -----------   ------------     --------------

AVAILABLE FOR SALE:
  Mortgage backed securities -
    GNMA certificates                            $   19,294,234      $        --   $   766,689      $   18,527,545
    FNMA certificates                                 4,046,062               --       388,166           3,657,896
                                                 --------------      -----------   ------------     --------------
Total                                            $   23,340,296      $        --   $ 1,154,855      $   22,185,441
                                                 ==============      ===========   ============     ==============
HELD TO MATURITY:
  U.S. Government and agencies obligations       $1,029,449,708      $     5,482   $97,335,316      $  932,119,874
  Puerto Rico Government and agencies
    obligations                                      16,668,050          158,336       135,000          16,691,386
  Other                                              17,165,787               --     1,100,787          16,065,000
                                                 --------------      -----------   ------------     --------------
  Total                                           1,063,283,545          163,818    98,571,103         964,876,260
                                                 --------------      -----------   ------------     --------------

MORTGAGE and other asset-backed securities:
    FHLMC certificates                               20,593,887           99,980       643,903          20,049,964
    GNMA certificates                                27,636,974          360,115       178,992          27,818,097
    FNMA certificates                                14,735,927           36,772       453,092          14,319,607
    CMO certificates                                 28,106,621            5,554       721,539          27,390,636
    Other                                            20,175,341               --       283,645          19,891,696
                                                 --------------      -----------  -------------     --------------
Total                                               111,248,750          502,421     2,281,171         109,470,000
                                                 --------------      -----------  -------------     --------------

Total                                            $1,174,532,295      $   666,239  $ 100,852,274     $1,074,346,260
                                                 ==============      ===========  =============     ==============

The amortized cost and fair value of investment securities held to maturity at March 31, 2000 by contractual maturity (excluding mortgage and asset-backed securities), are shown below:


                                                                                                   AMORTIZED              FAIR
                                                                                                     COST                 VALUE
                                                                                                --------------        --------------
Due within one year                                                                             $   42,551,183        $   42,542,237
Due after one year through five years                                                                  603,514               609,000
Due after five years through ten years                                                              42,931,803            42,368,647
Due after ten years                                                                              1,015,024,414           922,268,294
                                                                                                --------------        --------------
Total                                                                                            1,101,110,914         1,007,788,178
Mortgage and other asset-backed securities                                                         107,710,154           105,950,720
                                                                                                --------------        --------------

Total                                                                                           $1,208,821,068        $1,113,738,898
                                                                                                ==============        ==============

5.     LOANS

The loan portfolio consisted of the following:


                                                                                                   MARCH 31,          DECEMBER 31,
                                                                                                     2000                 1999
                                                                                                --------------       --------------
REAL ESTATE LOANS SECURED BY
FIRST MORTGAGES:
Conventional:
     One-to-four family residences                                                              $  673,463,988       $  680,675,250
     Other properties                                                                                2,177,602            2,388,015
Construction and land acquisition                                                                  114,706,939          111,451,452
Loans to facilitate the sale of foreclosed
          real estate held for sale                                                                    755,470              757,218
Insured or guaranteed:
     Federal Housing Administration and
          Veterans Administration                                                                   20,127,036           21,250,880
     Puerto Rico Housing Bank and Finance Agency                                                       451,345              466,758
Commercial - collateralized by real estate                                                         710,047,389          677,923,910
                                                                                                --------------       --------------
Total                                                                                            1,521,729,769        1,494,913,483
                                                                                                --------------       --------------
Plus (less):
     Undisbursed portion of loans in process                                                        (7,621,898)          (8,762,838)
     Premium on loans purchased - net                                                                3,097,997            3,277,599
     Deferred loan fees - net                                                                       (4,611,397)          (4,806,862)
                                                                                                --------------       --------------

Total                                                                                               (9,135,298)         (10,292,101)
                                                                                                --------------       --------------

Real estate loans - net                                                                          1,512,594,471        1,484,621,382
                                                                                                --------------       --------------

OTHER LOANS:
Commercial loans                                                                                    85,247,006           80,483,612
Loans on deposits                                                                                   35,959,416           35,264,574
Installment loans:
     Credit cards                                                                                   36,234,663           35,305,985
     Other consumer loans                                                                          269,053,077          258,926,538
Less:
          Unearned interest                                                                            (50,227)             (64,607)
          Deferred loan fees - net                                                                    (909,087)            (890,862)
                                                                                                --------------       --------------

Other loans - net                                                                                  425,534,848          409,025,240
                                                                                                --------------       --------------
TOTAL LOANS                                                                                      1,938,129,319        1,893,646,622
ALLOWANCE FOR LOAN LOSSES                                                                          (25,330,311)         (23,978,449)
                                                                                                --------------       --------------

LOANS - NET                                                                                     $1,912,799,008       $1,869,668,173
                                                                                                ==============       ==============

The total investment on impaired commercial and constructions loans at March 31, 2000 and December 31, 1999, was $14,611,000 and $13,083,000, respectively.
All impaired commercial and constructions loans were measured based on the fair value of collateral at March 31, 2000 and December 31, 1999. Impaired commercial and construction loans amounting to $8,084,000 and $8,136,000 at March 31, 2000 and December 31, 1999, respectively, were covered by a valuation allowance of $1,268,000. Impaired commercial and construction loans amounting to $6,527,000 at March 31, 2000 and $4,947,000 at December 31, 1999, did not
require a valuation allowance in accordance with SFAS 114. The average investment on impaired commercial and construction loans at March 31, 2000 and 1999, amounted to $13,912,000 and $9,827,000, respectively. The Company's policy is to recognize interest income related to impaired loans on a cash basis. Interest on impaired commercial and construction loans collected and recognized as income for the periods ended March 31, 2000 and 1999, amounted to $275,107 and $115,400, respectively.

6.       DEPOSITS

A comparative summary of deposits as of March 31, 2000 and December 31, 1999 follows:


                                                                 2000                        1999
                                                            --------------              --------------
Noninterest bearing accounts                                $   99,600,554              $  103,681,889
Passbook                                                       413,310,857                 409,422,925
NOW, Super NOW and other money market accounts                 110,363,336                 105,400,121
Certificates of deposit                                      1,667,335,389               1,610,892,826
                                                            --------------              --------------
Total                                                        2,290,610,136               2,229,397,761
Accrued interest payable                                        19,104,128                  18,467,046
                                                            --------------              --------------
Total                                                       $2,309,714,264              $2,247,864,807
                                                            ==============              ==============

7.       INCOME TAXES

Under the Puerto Rico Internal Revenue Code, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company and Westernbank are subject to Puerto Rico regular income tax or alternative minimum tax (AMT) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

Deferred income tax assets (liabilities) as of March 31, 2000 and December 31, 1999, consisted of the following:


                                                                 2000                        1999
                                                            --------------              --------------
Allowance for loan losses                                   $    9,879,000              $    9,352,000
Loss carryforward relating to sale of securities                    39,000                     136,000
Allowance for foreclosed real estate held for sale                  75,000                      75,000
Mortgage servicing rights                                         (779,000)                   (772,000)
Other temporary differences                                         27,237                     (98,308)
                                                            --------------              --------------
Total                                                            9,241,237                   8,692,692
Less valuation allowance                                            39,000                      39,000
                                                            --------------              --------------
Deferred income tax assets, net                             $    9,202,237              $    8,653,692
                                                            ==============              ==============

Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are not met.

8.       FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS DESIGNATED AS HEDGES - As part of the Company's asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at the inception and throughout the hedge period. The derivative instruments, such as interest-rate swaps, that meet the preceding qualifications are accounted for using the accrual method. Net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis. Gains or losses on the sale of swaps used in asset/liability management activities are deferred and amortized into interest income or expense over the maturity period of the swap. As of March 31, 2000 and December 31, 1999, the Company had outstanding interest swap agreements with other financial institutions, used to hedge the interest rate risk on $71.0 million term notes bearing variable rates; $596.0 million and $438.5 million fixed rate certificates of deposit liabilities, respectively.

OTHER DERIVATIVE FINANCIAL INSTRUMENTS - Those contracts, such as interest rate options, that do not meet the hedging criteria above are classified as trading activities and are recorded at fair value with changes in fair value recorded as earnings

Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. The Company pays a premium for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. The credit risk inherent in options is the risk that the exchange party may default. At March 31, 2000, the Company had outstanding cap agreements with other financial institution amounting to $100.0 million. No such agreements were outstanding at December 31, 1999.

In June 1998, the Financial Accounting Standard Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVES AND SIMILAR FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities and requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial condition. Under SFAS 133, derivatives used in hedging activities are to be designated into one of the following categories: (a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. SFAS 133 became effective for all fiscal years beginning after June 15, 2000, pursuant to Statement of Financial Accounting Standards (SFAS) No. 137, Deferral of the Effective Date of SFAS 133. The effect of implementing this statement on the Company's financial condition and results of operations has not been determined.

Other off-balance-sheet instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Committed Resources. At March 31, 2000 and December 31, 1999, the Company had outstanding the following contract amount of financial instruments whose amount represent credit risk:


                                                            March 31, 2000            December 31, 1999
                                                            --------------            -----------------
Commitments to extend credit:
     Fixed rates                                            $   11,083,000              $   15,302,000
     Variable rates                                             67,578,000                 159,328,000
Unused lines of credit:
     Commercial                                                 36,472,000                  36,998,000
     Credit cards and other                                     49,590,000                  45,856,000
Stand-by letters of credit                                       1,866,000                   2,373,000
                                                            --------------              --------------
    Total                                                   $  166,589,000              $  259,857,000
                                                            ==============              ==============

Such commitments will be funded in the normal course of business from the Company's principal sources of funds. At March 31, 2000, the Company had $1.01 billion of deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regard to such commitments.


9.       STOCK OPTION PLANS

The Company has two stock options plan, the 1999 Qualified Stock Option Plan (the "1999 Qualified Option Plan") and the 1999 Nonqualified Stock Option Plan (the "Nonqualified Option Plan") for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company's common stock. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan, can be granted under the 1999 Nonqualified Option Plan. The option price for both is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options' exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or a reorganization. During the first quarter of 2000, the Company granted to four executive officers 2,120,000 options under the 1999 Qualified Stock Option Plan, which will become fully exercisable after five years following the grant date.

The Company follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Company's stock at the measurement date (the grant date) over the amount an employee must pay to acquire the stock. No compensation expense was recognized in the quarter ended March 31, 2000 because the price of the stock at the grant date was lower than the exercise price of the options. The compensation expense for the period ended March 31, 2000 based on the Fair Value Method described in SFAS No. 123 was not significant.

10.      SEGMENT INFORMATION

The Company's management monitors and manages the financial performance of two primary business segments, the operations of Westernbank Puerto Rico and those of the division known as Westernbank International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's 1999 Annual Report. The Company evaluates performance based on net income or loss. Inter-segment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment's financial condition and results of operations as if they were independent entities.


                                                         As of and for the three month period ended
                                                                      March 31, 2000
                                                                       (In Thousands)
                                               ---------------------------------------------------------------
                                               In Puerto Rico            International                 Total
Operations data:
     Interest income                           $    57,404               $     8,362               $    65,766
     Interest expense                               34,392                     6,669                    41,061
                                               -----------               -----------               -----------
     Net interest income                            23,012                     1,693                    24,705
     Provision for loan losses                      (2,000)                       --                    (2,000)
     Other income, net                               3,224                         5                     3,229
     Intersegment revenue                               39                        --                        39
     Intersegment expense                               --                       (39)                      (39)
     Equity in loss of subsidiary                      (51)                       --                       (51)
     Operating expenses                            (13,222)                      (50)                  (13,272)
     Provision for income taxes                     (2,046)                       --                    (2,046)
                                               -----------               -----------               -----------
     Net income                                $     8,956               $     1,609               $    10,565
                                               ===========               ===========               ===========

Total assets                                   $ 2,959,087               $   476,909               $ 3,435,996
                                               ===========               ===========               ===========

                                                      As of December 31, 1999 and for the three months
                                                                 period ended March 31, 1999
                                                                       (In Thousands)
                                               ---------------------------------------------------------------
                                               In Puerto Rico            International                 Total
Operations data:
     Interest income                           $    42,740               $     6,675               $    49,415
     Interest expense                               22,299                     4,864                    27,163
                                               -----------               -----------               -----------
     Net interest income                            20,441                     1,811                    22,252
     Provision for loan losses                      (1,500)                       --                    (1,500)
     Other income, net                               3,107                        68                     3,175
     Intersegment revenue                                                         10                        10
     Intersegment expense                              (10)                       --                       (10)
     Equity in loss of subsidiary                     (155)                       --                      (155)
     Operating expenses                            (12,344)                      (57)                  (12,401)
     Provision for income taxes                     (2,356)                       --                    (2,356)
                                               -----------               -----------               -----------
     Net income                                $     7,183               $     1,832               $     9,015
                                               ===========               ===========               ===========

Total assets                                   $ 2,903,174               $   471,608               $ 3,374,782
                                               ===========               ===========               ===========


                                                                    Three month period ended
                                                                            March 31,
                                                                 2000                        1999
                                                            --------------              --------------
                                                                          (In Thousands)
Interest income:
     Reportable segments                                    $       65,766              $       49,415
     Less eliminations                                                  --                          --
                                                            --------------              --------------
     Consolidated interest income                           $       65,766              $       49,415
                                                            ==============              ==============
Net income:
     Reportable segments                                    $       10,565              $        9,015
     All other                                                      10,514                        (164)
                                                            --------------              --------------
     Total                                                          21,079                       8,851
     Plus eliminations                                             (10,514)                        164
                                                            --------------              --------------
     Consolidated net income                                $       10,565              $        9,015
                                                            ==============              ==============


                                                            March 31, 2000             December 31, 1999
                                                            --------------             -----------------
Total assets:
     Reportable segments                                    $    3,435,996              $    3,374,782
     All other                                                     231,901                     228,499
                                                            --------------              --------------
     Total                                                       3,667,897                   3,603,281
     Plus (less) eliminations                                     (236,230)                   (228,710)
                                                            --------------              --------------
     Consolidated total assets                              $    3,431,667              $    3,374,571
                                                            ==============              ==============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I - Item 2

GENERAL

W Holding Company, Inc. (the "Company") is a bank holding company offering a full range of financial services through its wholly owned subsidiary, Westernbank Puerto Rico ("Westernbank"). The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999. Effective November 30, 1999, pursuant to a resolution approved by the stockholders and after receiving all pertinent regulatory approvals, a reorganization was effected as a result of which the Company became the sole shareholder of Westernbank Puerto Rico. Since its inception, the Company had no operations other than those resulting from its investment in Westernbank and the repurchase of common stock for retirement. The Company's executive office is located at 19 West McKinley Street, Mayaguez, Puerto Rico; its telephone number is (787) 834-8000; its internet email address is westernbank@wbpr.com; and its web page is at URL:http: //www.wbpr.com.

Westernbank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico effective November 30, 1994. Originally, Westernbank was organized as a federally chartered mutual savings and loan association in 1958, and in January 1984 it became a federal mutual savings bank. In February 1985, the savings bank was converted to the stock form of ownership. Westernbank, provides a variety of banking services to individuals and businesses through its 34 service branches, 24 of which are located in the Western region, 3 in the Metropolitan Area, 4 in the Northeastern region, and 3 in the Southern region of Puerto Rico, including one regional office. Its primary deposit products are passbook accounts, certificates of deposit, and demand deposits, and its primary lending products are real estate mortgage, commercial business, and installment loans. Westernbank operates a division known as Westernbank International, which offer commercial banking and related services outside of Puerto Rico. In February 1998, Westernbank acquired 80% of the voting shares of SRG, Inc., a Puerto Rico corporation that operates a shared electronic funds transfer network. In March 1999, Westernbank acquired the remaining 20% of the voting shares of SRG Net, Inc. The assets, liabilities, revenues and expenses of the subsidiary at March 31, 2000 and December 31, 1999 and for the three month period ended March 31, 2000 and 1999 are not significant.

The principal business of the Company consists of attracting deposits from the general public and utilizing such funds and proceeds from reverse repurchase agreements and other borrowings to invest in residential mortgage loans, commercial loans collateralized with real estate, consumer loans and other loans.

The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Westernbank is subject to examination and comprehensive regulation by the Puerto Rico Department of the Treasury, the Puerto Rico Commissioner of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). In addition, Westernbank is subject to the regulations of the Puerto Rico Regulatory Financial Board with respect to rates and fees charged on certain loans to individuals. Westernbank is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the twelve regional banks comprising the Federal Home Loan Bank System ("FHLB System"). Deposits with Westernbank are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") which are administered by the FDIC.

OVERVIEW

This financial discussion contains an analysis of the consolidated financial position and financial performance of W Holding Company, Inc. and its wholly owned subsidiary, Westernbank Puerto Rico.

The Company's principal source of earnings is its net interest income. This is the difference between interest income on loans and mortgage-backed securities, investments, and other assets ("interest-earning assets") and its interest expense on deposits and borrowings, including reverse repurchase agreements, term notes and advances from the FHLB ("interest-bearing liabilities"). Loan origination and commitments fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments and service charges, fees and other income, also affect income. The Company's net income is also affected by the level of its non-interest expenses, such as compensation, employees' benefits, occupancy costs and other operating expenses.

The main objective of the Company's Asset and Liability Management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. Therefore, management has followed a conservative practice inclined towards the preservation of capital with adequate returns. The Investment Committee, which includes the Board of Directors and senior management, is responsible for the asset-liability oversight. The Investment Department is responsible for implementing the policies established by the Investment Committee.

The policies generated and practices followed are intended to retain depositor's confidence, obtain a favorable match between the maturity of its interest-earning assets and its interest-bearing liabilities, and enhance the stockholders' investment in the Company.

The Company's 2000 growth was mainly related to increase in commercial real estate portfolio, continued effective management of interest rate risk and a tight control of operating expenses. Total net income for the three month period ended March 31, 2000 increased to $10.6 million, up 17.20% when compared to $9.0 million for the three month period ended March 31, 1999, while net income available to common stockholders increased to $9.1 million, up 7.59% when compared to $8.5 million for the same period in 1999. The Company's profitability ratios for the first quarter of 2000 represented returns of 1.24% on assets (ROA) and 25.19% on common stockholders' equity (ROE), compared with an ROA and ROE of 1.35% and 26.86%, respectively, in the first quarter of 1999.

Different components that impacted the Company's performance are discussed in detail in the following pages.

FINANCIAL CONDITION

The Company had total assets of $3.43 billion and $3.37 billion as of March 31, 2000 and December 31, 1999, respectively; an increase of $57.1 million or 1.69%. As of March 31, 2000, total liabilities amounted to $3.20 billion, an increase of $54.2 million or 1.72% when compared to $3.15 billion as of December 31, 1999.

INTEREST-EARNING ASSETS

Interest-earning assets amounted to $3.30 billion at March 31, 2000, an increase of $69.1 million or 2.15% when compared to $3.23 billion as of December 31, 1999.

During this quarter, the Company's continued its emphasis in the credit granting activity. As a result, the commercial real-estate loan portfolio increased from $677.9 million as of December 31, 1999, to $710.0 million as of March 31, 2000, an increase of $32.1 million or 4.74% in the first quarter of 2000. The consumer loan portfolio (including auto loans purchased with recourse and credit cards portfolio), commercial loans (not collateralized by real estate) and other loans increased from $409.0 million as of December 31, 1999, to $425.5 million as of March 31, 2000, an increase of $16.5 million or 4.04%.

Federal funds sold and securities purchased under agreements to resell ("repurchase agreements") decreased from $137.1 million as of December 31, 1999, to $120.8 million as of March 31, 2000, a decrease of $16.3 million or 11.86%. Investment securities held to maturity, which principally include United States and Puerto Rico Governments and agency obligations and mortgage and other asset-backed securities increased from $1.17 billion as of December 31, 1999, to $1.21 billion as of March 31, 2000, an increase of $34.3 million or 2.92%. Investments available for sale decreased from $22.2 million as of December 31, 1999, to $21.9 million as of March 31, 2000, a decrease of $310,000 or 1.40%. Trading securities increased from $1.3 million as of December 31, 1999, to $6.1 million as of March 31, 2000, an increase of $4.8 million.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities amounted to $3.16 billion at March 31, 2000, an increase of $54.1 million or 1.74% when compared to $3.11 billion as of December 31, 1999.

The increase during the first quarter of 2000 was mainly due to an increase of $61.2 million in deposits (excluding accrued interest payable), which was partially offset by a decrease of $6.6 million in securities sold under agreements to repurchase ("reverse repurchase agreements").

The Company offers a variety of specialized types of deposit accounts and certificates of deposit. Savings deposits increased from $409.4 million as of December 31, 1999, to $413.3 million as of March 31, 2000, an increase of $3.9 million or 1.0%. Also, other deposits (excluding accrued interest payable), represented mainly by time deposits, increased from $1.82 billion as of December 31, 1999, to $1.88 billion as of March 31, 2000, an increase of $57.3 million or 3.15%. Other deposits include brokered deposits amounting to $917.7 million and $894.8 as of March 31, 2000 and December 31, 1999, respectively.

STOCKHOLDERS' EQUITY

As of March 31, 2000, total stockholders' equity amounted to $226.7 million, an increase of $2.9 million or 1.29% when compared to $223.8 million as of December 31, 1999. The increase during the first quarter of 2000 was mainly due to a net income of $10.6 million, net of dividends paid on common and preferred stock of $3.5 million and the repurchase and retirement of 437,500 shares of common stock for $4.2 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income represents the main source of earnings of the Company. As further discussed in the "Quantitative and Qualitative Disclosures of Market Risk" section, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities.

Net interest income increased $2.5 million or 11.03% for the three month period ended March 31, 2000, reaching $24.7 million, compared to $22.3 million reported in the first quarter of 1999. The increase in 2000, when compared to the corresponding prior year period was primarily the result of increases in interest income from loans and investment securities, which were partially offset by increases in interest expense on deposits and reverse repurchase agreements.

Average interest-earning assets increased from $2.54 billion for the three months period ended March 31, 1999 to $3.32 billion for the first quarter of 2000, an increase of $785.3 million or 30.95%, being the principal reason for the increase in net interest income. The rise in average interest-earning assets is mainly related to increases in the average loans, which is the higher yielding category of interest-earning assets, followed by a significant increase in the average investment securities.

Interest income on loans amounted to $42.1 million for the three month period ended March 31, 2000, compared to $32.2 million for the corresponding quarter in 1999. Average loans increased from $1.46 billion for the three month period ended March 31, 1999 to $1.91 billion for the three months period ended March 31, 2000, an increase of $447.5 million or 30.62%. Mortgage loans accounted for the majority of the increase in the average loans. The increase was mainly attributed to the purchase of mortgage loans. In addition, commercial real estate loans contributed to the increase as a result of business growth experienced during 1999 and the early stages of the current year. The average yield on loans decreased from 9.06% for the quarter ended March 31, 1999, to 8.87% for the quarter ended March 31, 2000.

Interest income on investment securities amounted to $19.0 million for the three month period ended March 31, 2000 compared to $13.8 million for the same period of prior year, an increase of $5.2 million or 37.82%. Increase in income from investment securities is mainly related to a rise in the average balance of investment securities from $846.4 million for the three month period ended March 31, 1999 to $1.14 billion for the first quarter of 2000, an increase of $295.9 million or 34.96%. In addition, the investment portfolio average yield increased from 6.57% in 1999, to 6.68% in 2000.

Interest income on mortgage and other asset-backed securities amounted to $2.4 million for the three month period ended March 31, 2000, compared to $2.0 million for the same period of prior year. The increase in interest income was mainly the result of an increase in the average yield of those securities. The average yield on mortgage and other asset-backed securities increased from 6.84% in 1999 to 8.73% in 2000.

Interest income on money market instruments increased to $2.3 million for the three month period ended March 31, 2000, compared to $1.4 million for the same period of prior year. Increase is mainly related to a rise in the average balance of money market instruments in 2000, as well as for an increase in the average yield of such instruments.

The increase in the average interest-earning assets was partially offset by the increase in the average interest-bearing liabilities. Average interest bearing liabilities increased from $2.47 billion for the three month period ended March 31, 1999 to $3.18 billion for the three month period ended March 31, 2000, an increase of $714.5 million or 28.97%. In addition, the interest paid on these liabilities during the corresponding periods increased from 4.47% in 1999, to 5.19% in 2000. The increase in the average interest-bearing liabilities was mainly related to an increase in the average deposits, followed by a significant increase in the average reverse repurchase agreements.

Interest expense on deposits amounted to $28.8 million for the three month period ended March 31, 2000, compared to $19.0 million in the same period for prior year. The increase was mainly attributed to a rise in the average balance of deposits, as well as an increase in the average rate paid on them. The average balance of deposits increased from $1.78 billion for the first quarter of 1999 to $2.31 billion or the first quarter of 2000, an increase of $531.8 million or 29.89%. The average rate paid on deposits increased from 4.32% for the three month period ended March 31, 1999, to 5.02% for the three month period ended March 31, 2000.

Interest expense on reverse repurchase agreements amounted to $10.3 million for the three month period ended March 31, 2000, compared to $6.8 million in the same period in 1999. The increase is mainly related to an increase in the average balance of reverse repurchase agreements. The average balance of reverse repurchase agreements increased from $571.8 million for the first quarter of 1999 to $720.3 million for the first quarter of 2000, an increase of $148.5 million or 25.98%.

Interest expense on term notes totaled $964,000 for the three month period ended March 31, 2000, compared to $989,000 in the same period in 1999. Decrease is mainly related to a decrease in the average balance of term notes in 2000.

Increase in interest expense on advances from FHLB is mainly due to a rise in average balance of advances in 2000. The average balance of advances from FHLB increased from $31.0 million for the three month period ended March 31, 1999, to $70.2 million for the three month period ended March 31, 2000, an increase of $39.2 million or 126.45%.

PROVISION FOR LOAN LOSSES

Provision for loan losses amounted to $2.0 million for the three month period ended March 31, 2000, compared to $1.5 million for the same period in 1999, an increase of $500,000 million or 33.33%. The allowance for loan losses amounted to $25.3 million as of March 31, 2000, compared to $24.0 million as of December 31, 1999, an increase of $1.3 million or 5.64%. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb possible credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and current economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

OTHER INCOME

Total other income increased $53,000 or 1.68% during the three months ended March 31, 2000, as compared to the corresponding period in 1999.

Service charges on deposit accounts and other fees increased from $2.9 million in 1999 to $3.3 million in 2000, an increase of $443,000 or 15.41%. Sales of loans, securities and other assets produced a net loss of $88,000 for the three months ended March 31, 2000, as compared to a net gain of $301,000 for the corresponding period in 1999.

OPERATING EXPENSES

Total operating expenses increased $767,000 or 6.11% during the three months ended March 31, 2000, as compared to the corresponding period in 1999.

Salaries and employees' benefits, which is the largest component of total operating expenses, increased $171,000 or only by 3.31% for the three month period ended March 31, 2000, as compared to the corresponding 1999 period. Such small increase was primarily the result of a strict cost reduction plan while at the same time supporting the expansion of the Company.

Equipment expenses increased $504,000 or 35.11% for the three month period ended March 31, 2000, as compared to the same period in 1999. The increase was the result of continued investment in technological resources to support expansion of the Company, increases on furniture and fixtures and equipment expenses, including depreciation, as well as on property taxes.

PROVISION FOR INCOME TAXES

Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or a regular statutory rate up to 39%. The current provision for estimated Puerto Rico income taxes amounted to $2.05 million for the three month period ended March 31, 2000. Deferred income taxes reflect the impact of credit carryforwards and "temporary differences" between amounts of assets and liabilities for financial reporting purposes and their respective tax bases.


NET INCOME
Net income increased $1.6 million or 17.20% for the three month period ended March 31, 2000, as compared to the corresponding period in 1999. The increase was mainly the result of the increase in net interest income, which was partially offset by increases in the provision for loan losses and total operating expenses.

MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

The Company (on a consolidated basis) and Westernbank (the Companies) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Companies' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000 that the Companies met all capital adequacy requirements to which they are subject.

As of March 31, 2000, the most recent notification from the FDIC categorized Westernbank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the FDIC notification that management believes have changed Westernbank's category.

The Companies' actual capital amounts and ratios as of March 31, 2000 are also presented in the table below:

                                                                                                     Minimum To Be
                                                                               Minimum          Well Capitalized Under
                                                                               Capital             Prompt Corrective
                                                     Actual                   Requirement          Action Provisions
                                              -------------------      ---------------------    ----------------------
                                              Amount        Ratio         Amount      Ratio      Amount         Ratio
                                                                       (Dollar in Thousands)

Total Capital to Risk Weighted Assets:
    Consolidated                             $251,729       12.95%      155,568        8.0%          N/A          N/A
    Westernbank                               255,903       13.16       155,717        8.0      $194,646         10.0%

Tier I Capital to Risk Weighted Assets:
    Consolidated                              227,409       11.84        76,811        4.0           N/A          N/A
    Westernbank                               231,583       12.06        76,815        4.0       115,327          6.0

Tier I Capital to Average Assets:
    Consolidated                              227,409        6.60       103,351        3.0           N/A          N/A
    Westernbank                               231,583        6.72       103,351        3.0       172,252          5.0

The Company's ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK AND ASSET/LIABILITY MANAGEMENT

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

The Company is exposed to a reduction in the level of Net Interest Income ("NII") in a rising interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at year end remain constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:


March 31, 2000:

    Change in Interest Rate            Expected NII (1)                 Amount Change                    % Change
    -----------------------            ----------------                 -------------                    --------
                                    (Dollar in thousands)

       +200 Basis Points                   $ 79,465                       $(16,121)                      (16.87)%
         Base Scenario                       95,586                             --                           --
       -200 Basis Points                    110,289                         14,703                        15.38


December 31, 1999:

    Change in Interest Rate            Expected NII (1)                 Amount Change                    % Change
    -----------------------            ----------------                 -------------                    --------
                                    (Dollar in thousands)

       +200 Basis Points                   $ 84,334                       $(16,330)                      (16.22)%
         Base Scenario                      100,664                             --                           --
       -200 Basis Points                    115,736                         15,072                        14.97


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
In the opinion of the Company's management, the pending and threatened legal proceeding of which management is aware will not have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A - Financial Statements Schedules

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B - Reports on Form 8-K

No current reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

C - Exhibits

Exhibits filed as part of this Form 10-Q
27-1     Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Registrant:



                            W HOLDING COMPANY, INC.



Date:    May 12, 2000                By /s/ Frank C. Stipes, Esq.
                                       ----------------------------------------
                                       Frank C. Stipes, Esq.
                                       Chairman of the Board,
                                       Chief Executive Officer and
                                       President





Date:    May 12, 2000               By  /s/ Freddy Maldonado
                                       ----------------------------------------
                                       Freddy Maldonado,
                                       Chief Financial Officer and Vice
                                       Vice President of Finance and Investment