Form 10-Q
period 2000-06-30
W HOLDING CO INC
filed 2000-08-14
CIK 1084887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of l934

                         For Quarter Ended June 30, 2000

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

The number of shares issued and outstanding of each of the registrant's classes of stock, as of the latest practicable date (July 31, 2000), is:

Common Stock                                                  41,525,200
7.125% Preferred Stock 1998 Series A                           1,219,000
7.25% Preferred Stock 1999 Series B                            2,001,000

                     W HOLDING COMPANY, INC. AND SUBSIDIARY


                                    CONTENTS

                                                                                                          Page
PART I     FINANCIAL INFORMATION:
         Item 1.           Financial Statements

                           Consolidated Statements of Financial Condition as of
                           June 30, 2000 and December 31, 1999                                                1

                           Consolidated Statements of Income for the Three and Six
                           Months Ended June 30, 2000 and 1999                                                2

                           Consolidated Statements of Changes in Stockholders' Equity and of
                           Comprehensive Income for the Six Months
                           Ended June 30, 2000 and 1999                                                       3

                           Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 2000 and 1999                                                     4-5

                           Notes to Consolidated Financial Statements                                      6-16

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                  17-25

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk                     25-26

PART II OTHER INFORMATION:

         Item 1.      Legal Proceedings                                                                      27
         Item 2.      Changes In Securities and Use of Proceeds                                              27
         Item 3.      Defaults Upon Senior Securities                                                        27
         Item 4.      Submission of Matters to a Vote of Security Holders                                    27
         Item 5.      Other Information                                                                      27
         Item 6.      Exhibits and Reports on Form 8-K                                                       27

SIGNATURES                                                                                                   28

Part I. Financial Information
Item I. Financial Statements

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                 June 30,            December 31,
                                                                                                   2000                  1999
                                                                                             ---------------       ---------------
ASSETS
Cash and due from banks                                                                      $    46,639,356       $    55,671,999
Money market instruments:
     Federal funds sold and securities purchased under agreements to resell                      130,356,948           137,054,546
     Interest bearing deposits with banks                                                          8,601,266             9,271,389
Trading securities, at fair value (Note 4)                                                         1,195,438             1,289,188
Investment securities available for sale, at fair value (Note 4)                                  17,995,821            22,185,441
Investment securities held to maturity, with a fair value of
   $1,197,347,000 in 2000 and $1,074,346,000 in 1999 (Note 4)                                  1,290,960,940         1,174,532,295
Federal Home Loan Bank stock, at cost                                                             15,556,400            12,800,000
Mortgage loans held for sale, at lower of cost or market                                           2,785,285             2,073,600
Loans, net of allowance for loan losses of $26,882,364 in 2000
   and $23,978,449 in 1999 (Note 5)                                                            1,965,892,545         1,869,668,173
Accrued interest receivable                                                                       35,452,367            33,311,340
Premises and equipment, net                                                                       39,539,673            38,431,276
Other assets (Note 7)                                                                             23,520,474            18,281,424
                                                                                             ---------------       ---------------
     Total                                                                                   $ 3,578,496,513       $ 3,374,570,671
                                                                                             ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits (Note 6)                                                                            $ 2,343,467,688       $ 2,247,864,807
Securities sold under agreements to repurchase                                                   781,824,855           729,967,785
Term notes                                                                                        79,000,000            79,000,000
Advances from Federal Home Loan Bank                                                             120,000,000            70,000,000
Other liabilities                                                                                 19,481,015            23,918,771
                                                                                             ---------------       ---------------
     Total liabilities                                                                         3,343,773,558         3,150,751,363
                                                                                             ---------------       ---------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 2, 3, 4, 9):
Preferred stock $1.00 par value per share (liquidation preference $25 per share); authorized 20,000,000 shares;
     7.25% non-cumulative, non-convertible monthly income preferred stock, 1999 Series B -
         Issued and outstanding 2,001,000 shares                                                   2,001,000             2,001,000
     7.125% non-cumulative, convertible monthly income preferred stock, 1998 Series A -
         Issued and outstanding 1,219,000 shares                                                   1,219,000             1,219,000
Common stock - $1.00 par value per share; authorized 300,000,000
   shares; issued and outstanding 41,560,200 in 2000 and 42,000,000 in 1999                       41,560,200            42,000,000
Paid in capital                                                                                   95,838,991            99,595,597
Retained earnings:
     Reserve fund                                                                                 15,019,411            12,843,183
     Undivided profits                                                                            79,749,100            67,218,342
Accumulated other comprehensive loss                                                                (664,747)           (1,057,814)
                                                                                             ---------------       ---------------
     Total stockholders' equity                                                                  234,722,955           223,819,308
                                                                                             ---------------       ---------------

TOTAL                                                                                        $ 3,578,496,513       $ 3,374,570,671
                                                                                             ===============       ===============

See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                           -------------------------------       ---------------------------------
                                                               2000               1999                2000               1999
                                                           ------------       ------------       -------------       -------------
INTEREST INCOME:
   Loans, including loan fees                              $ 44,213,165       $ 36,375,931       $  86,291,647       $  68,598,750
   Investment securities                                     18,922,986         16,333,778          37,941,552          30,231,498
   Mortgage and other asset-backed securities                 2,519,060          1,937,534           4,891,206           3,971,308
   Money market instruments                                   2,149,259          1,107,367           4,446,513           2,367,679
                                                           ------------       ------------       -------------       -------------
     Total interest income                                   67,804,470         55,754,610         133,570,918         105,169,235
                                                           ------------       ------------       -------------       -------------
INTEREST EXPENSE:
   Deposits                                                  28,943,314         21,130,217          57,762,920          40,101,835
   Securities sold under agreements to repurchase            11,940,676          7,963,513          22,192,690          14,754,489
   Term notes                                                   929,969            986,409           1,894,279           1,975,061
   Advances from Federal Home Loan Bank                       1,914,980            502,236           2,940,109             914,485
                                                           ------------       ------------       -------------       -------------
     Total interest expense                                  43,728,939         30,582,375          84,789,998          57,745,870
                                                           ------------       ------------       -------------       -------------
NET INTEREST INCOME                                          24,075,531         25,172,235          48,780,920          47,423,365
PROVISION FOR LOAN LOSSES                                     2,000,000          2,000,000           4,000,000           3,500,000
                                                           ------------       ------------       -------------       -------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                 22,075,531         23,172,235          44,780,920          43,923,365
                                                           ------------       ------------       -------------       -------------
OTHER INCOME:
   Service charges on deposit accounts and other fees         3,504,440          2,743,978           6,821,063           5,617,876
   Net gain (loss) on sale and valuation of loans,
     securities and other                                      (493,070)            36,700            (581,084)            338,103
                                                           ------------       ------------       -------------       -------------
     Total other income                                       3,011,370          2,780,678           6,239,979           5,955,979
                                                           ------------       ------------       -------------       -------------
TOTAL NET INTEREST INCOME AND
   OTHER INCOME                                              25,086,901         25,952,913          51,020,899          49,879,344
                                                           ------------       ------------       -------------       -------------
OPERATING EXPENSES:
   Salaries and employees' benefits                           4,731,939          5,536,620          10,079,099          10,712,466
   Equipment                                                  2,185,491          1,547,575           4,125,848           2,983,699
   Occupancy                                                  1,274,959          1,274,217           2,489,559           2,501,792
   Advertising                                                  566,458          1,222,609           1,580,126           2,233,547
   Printing, postage, stationery and supplies                   541,811            740,482           1,186,976           1,431,137
   Telephone                                                    364,650            677,188             863,482           1,229,821
   Other                                                      2,893,768          3,055,752           5,556,747           5,517,876
                                                           ------------       ------------       -------------       -------------
     Total operating expenses                                12,559,076         14,054,443          25,881,837          26,610,338
                                                           ------------       ------------       -------------       -------------
INCOME BEFORE PROVISION FOR INCOME TAXES                     12,527,825         11,898,470          25,139,062          23,269,006
                                                           ------------       ------------       -------------       -------------
PROVISION FOR INCOME TAXES:
   Current                                                    1,950,727          2,482,768           4,537,051           5,217,768
   Deferred                                                    (620,157)          (162,691)         (1,160,264)           (542,050)
                                                           ------------       ------------       -------------       -------------
     Total income taxes                                       1,330,570          2,320,077           3,376,787           4,675,718
                                                           ------------       ------------       -------------       -------------
NET INCOME                                                 $ 11,197,255       $  9,578,393       $  21,762,275       $  18,593,288
                                                           ============       ============       =============       =============
NET INCOME ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                           $  9,747,718       $  8,715,802       $  18,863,197       $  17,187,861
                                                           ============       ============       =============       =============
BASIC AND DILUTED EARNINGS PER
   COMMON SHARE (Note 2)                                   $       0.23       $       0.21       $        0.45       $        0.41
                                                           ============       ============       =============       =============

See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           AND OF COMPREHENSIVE INCOME

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                          ---------------------------------
                                                                              2000               1999
                                                                          -------------       -------------
Changes in Stockholders' Equity:
     Preferred stock:
          Balance at beginning of period                                  $   3,220,000       $   1,219,000
          Issuance of preferred stock                                                --           2,001,000
                                                                          -------------       -------------
          Balance at end of period                                            3,220,000           3,220,000
                                                                          -------------       -------------
     Common stock:
          Balance at beginning of period                                     42,000,000          42,080,309
          Purchase and retirement of common stock                              (439,800)            (80,309)
                                                                          -------------       -------------
          Balance at end of period                                           41,560,200          42,000,000
                                                                          -------------       -------------
     Paid-in-capital:
          Balance at beginning of period                                     99,595,597          54,465,556
          Issuance of preferred stock                                                --          46,237,082
          Purchase and retirement of common stock                            (3,756,606)         (1,141,791)
                                                                          -------------       -------------
          Balance at end of period                                           95,838,991          99,560,847
                                                                          -------------       -------------
     Reserve fund:
          Balance at beginning of period                                     12,843,183           9,130,767
          Transfer from undivided profits                                     2,176,228           1,859,329
                                                                          -------------       -------------
          Balance at end of period                                           15,019,411          10,990,096
                                                                          -------------       -------------
     Undivided profits:
          Balance at beginning of period                                     67,218,342          47,358,549
          Net income                                                         21,762,275          18,593,288
          Cash dividends on common stock                                     (4,156,211)         (5,884,819)
          Cash dividends on preferred stock                                  (2,899,078)         (1,405,427)
          Transfer to reserve fund                                           (2,176,228)         (1,859,329)
                                                                          -------------       -------------
          Balance at end of period                                           79,749,100          56,802,262
                                                                          -------------       -------------
     Accumulated other comprehensive income:
          Balance at beginning of period                                     (1,057,814)             28,226
          Reclassification adjustment included in net income                    422,269             (28,226)
          Net decrease in fair value of securities available for
               sale, net of taxes                                               (29,202)         (1,007,846)
                                                                          -------------       -------------
          Balance at end of period                                             (664,747)         (1,007,846)
                                                                          -------------       -------------

Total Stockholders' Equity                                                $ 234,722,955       $ 211,565,359
                                                                          =============       =============

Comprehensive income:
          Net income                                                      $  21,762,275       $  18,593,288
                                                                          -------------       -------------
          Other comprehensive income (loss), net of taxes:
            Unrealized net losses on securities available
               for sale arising during the period                               (29,202)         (1,007,846)
            Reclassification adjustment included in net income                  422,269             (28,226)
                                                                          -------------       -------------
          Net change in fair value of securities available for sale,
              net of taxes                                                      393,067          (1,036,072)
                                                                          -------------       -------------

Total Comprehensive Income                                                $  22,155,342       $  17,557,216
                                                                          =============       =============

See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                          --------------------------------------
                                                                               2000                   1999
                                                                          ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    21,762,275       $    18,593,288
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision (credit) for:
        Loan losses                                                             4,000,000             3,500,000
        Deferred income taxes                                                  (1,160,264)             (542,050)
   Depreciation and amortization on:
        Premises and equipment                                                  3,089,854             2,452,702
        Foreclosed real estate held for sale                                       28,366                42,783
        Mortgage servicing rights                                                 165,577               143,213
   Amortization of premium (discount) on:
        Investment securities available for sale                                    5,152                 2,210
        Investment securities held to maturity                                 (6,239,034)           (3,498,997)
        Mortgage-backed securities held to maturity                               (24,044)               28,836
        Loans                                                                     299,259               319,604
   Amortization of excess of cost over net assets acquired                         31,498               281,712
   Amortization of deferred loan origination fees and costs                    (1,974,550)           (2,255,923)
   Net loss (gain) on sale and in valuation of:
        Investment securities available for sale                                  422,269               106,401
        Mortgage loans held for sale                                               26,056                81,776
        Foreclosed real estate held for sale                                      (56,785)               37,297
   Originations of mortgage loans held for sale                               (22,705,934)          (29,821,470)
   Decrease (increase) in:
        Trading securities                                                     21,818,027            31,198,547
        Accrued interest receivable                                            (2,141,027)           (7,256,157)
        Other assets                                                           (3,943,717)           (2,559,561)
   Increase (decrease) in:
        Accrued interest on deposits and borrowings                             3,514,255             3,830,475
        Other liabilities                                                      (1,141,438)            1,964,180
                                                                          ---------------       ---------------
            Net cash provided by operating activities                          15,775,795            16,648,866
                                                                          ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in interest bearing deposits with banks                670,123            (5,028,073)
   Net decrease in federal funds sold and securities purchased under
        agreements to resell                                                    6,697,598               536,801
   Investment securities available for sale:
        Purchases                                                                      --           (50,556,426)
        Proceeds from sales                                                     3,552,028            45,737,519
        Proceeds from principal repayment                                         700,279               156,985
   Investment securities held to maturity:
        Purchases                                                          (1,357,428,068)       (1,428,335,862)
        Proceeds from redemption and repayment                              1,271,512,478         1,163,120,861
   Mortgage-backed securities held to maturity:
        Purchases                                                             (32,060,673)                   --
        Proceeds from principal repayment                                       7,810,694            26,448,033
   Loans:
        Purchases                                                            (111,165,193)         (276,497,716)
        Other decrease (increase)                                              12,316,962          (138,774,996)
   Proceeds from sales of foreclosed real estate held for sale                    142,302                    --
   Additions to premises and equipment                                         (4,598,628)           (5,713,725)
   Purchase of Federal Home Loan Bank stock                                    (2,756,400)           (3,612,300)
   Business acquisition                                                                --              (107,651)
        Net cash used in investing activities                                (204,606,498)         (672,626,550)
                                                                          ---------------       ---------------
Forward                                                                   $  (188,830,703)      $  (655,977,684)
                                                                          ===============       ===============

                                                                     (Continued)

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                     ---------------------------------
                                                                                          2000               1999
                                                                                     -------------       -------------
Forward                                                                              $(188,830,703)      $(655,977,684)
                                                                                     -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                             91,877,152         379,725,933
   Net increase in securities sold under agreements to repurchase                       55,766,830         152,000,250
   Securities sold under agreements to repurchase with original maturities over three months:
          Proceeds                                                                     694,487,000         103,033,000
          Payments                                                                    (698,396,760)        (61,531,000)
      Advance from Federal Home Loan Bank:
          Proceeds                                                                      50,000,000          29,000,000
   Net increase (decrease) in advances from borrowers for taxes
      and insurance                                                                        (17,137)            165,673
   Repurchase of common stock for retirement                                            (4,196,406)         (1,222,100)
   Dividends paid                                                                       (9,722,620)         (3,610,490)
   Issuance of preferred stock                                                                  --          48,238,082
                                                                                     -------------       -------------
      Net cash provided by financing activities                                        179,798,059         645,799,348
                                                                                     -------------       -------------

NET DECREASE IN CASH AND DUE FROM BANKS                                                 (9,032,643)        (10,178,336)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                            55,671,999          49,429,206
                                                                                     -------------       -------------

CASH AND DUE FROM BANKS, END OF PERIOD                                               $  46,639,356       $  39,250,870
                                                                                     =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest on deposits and other borrowings                                      $  82,239,145       $  53,915,395
      Income taxes                                                                       8,400,000           5,000,000
   Noncash activities:
      Accrued dividends payable                                                            936,259           3,770,228
      Net increase (decrease) in unrealized loss on investment securities
            available for sale                                                            (393,067)          1,036,072
      Mortgage loans securitized and transferred to trading securities                  21,724,277          33,248,737
      Transfer from loans to foreclosed real estate held for sale                          484,520             186,522
      Mortgage loans originated to finance the sale of foreclosed real estate
            held for sale                                                                  185,370             598,000
      Capitalized mortgage servicing rights                                                243,919             420,870

See Notes to Consolidated Financial Statements.
                                                                     (Concluded)

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the "Company") is a bank holding company offering a full range of financial services through its wholly owned subsidiary, Westernbank Puerto Rico ("Westernbank"). The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999. Effective November 30, 1999, pursuant to a resolution approved by the stockholders and after receiving all pertinent regulatory approvals, a reorganization was effected as a result of which the Company became the sole shareholder of Westernbank. Westernbank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Since its inception, the Company had no operations other than those resulting from its investment in Westernbank and the repurchase, retirement and payment of dividends on its common and preferred stocks. The Company's executive office is located at 19 West McKinley Street, Mayaguez, Puerto Rico; its telephone number is (787) 834-8000; its internet email address is westernbank@wbpr.com; and its web page is at URL:http: //www.wbpr.com.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended December 31, 1999 contained in the Company's 1999 Annual Report.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting mainly of normal recurring adjustments) necessary to present fairly, in all material respects, the Company's financial condition as of June 30, 2000 and December 31, 1999, and the results of its operations, changes in stockholders' equity and of comprehensive income and its cash flows for the three and six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

On July 14, 2000, the Company's election to become a financial holding company under the Bank Holding Company Act was approved by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a financial holding company, the Company may engage in the expanded activities permitted under the Gramm-Leach-Bliley Act passed in 1999, including expanded insurance and securities activities, provided that all depository institutions the Company controls remain well-capitalized, well-managed and has a satisfactory Community Reinvestment Act (CRA) rating. Also, no prior notice to the Federal Reserve Board is required from a financial holding company to acquire a company engaging in permissible nonbanking activities or to commence these activities directly or indirectly through a subsidiary.

2.       EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three and six months ended June 30, 2000, were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during such periods (41,562,247 and 41,740,313 shares, respectively).

Basic and diluted earnings per common share for the three and six months ended June 30, 1999, were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during such periods (42,000,000 and 42,024,877 shares, respectively).

During the six months ended June 30, 2000, the Company acquired and retired 439,800 shares of common stock for $4,196,406.

3.       DIVIDENDS DECLARED PER SHARE

On February 3, 2000, the Board of Directors approved an increase on its annual dividend payments to common shareholders in 2000 to $0.20 per share. This represents an increase of 25% over the dividends paid the previous year. The increase is the result of the guidelines established by the Board of Directors, which provides for distribution of dividends to stockholders on the basis of 25% of the average earnings for the last two years.

On March 7, 2000 the Board of Directors adopted the policy of paying dividends on a monthly basis. The first dividend payment under this new policy was paid on April 17, 2000 and covered retroactive dividends for the first three months ended March 31, 2000. Thereafter, dividends are being paid on the 15th day of the next month for stockholders of record as of the last day of the previous month.

The Company's cash dividends per share declared for the first semester of 2000 and 1999 were as follows:

           RECORD DATE                PAYABLE DATE         AMOUNT PER SHARE
           -----------                ------------         ----------------
               YEAR 2000

          March 31, 2000             April 17, 2000            $    0.05
          April 30, 2000               May 15, 2000               0.0167
            May 31, 2000              June 15, 2000               0.0167
           June 30, 2000              July 15, 2000               0.0166
                                                               ---------
               Total                                           $    0.10
                                                               =========
              YEAR 1999

           June 30, 1999              July 15, 1999            $    0.08
                                                               =========

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

                                                                      GROSS          GROSS
                                                   AMORTIZED        UNREALIZED     UNREALIZED            FAIR
                                                      COST            GAINS          LOSSES              VALUE
                                                 --------------     ----------     -----------       --------------
JUNE 30, 2000

TRADING SECURITIES:
   Mortgage-backed securities-
     Government National Mortgage
     Association (GNMA) certificates             $    1,175,985      $ 19,688      $       235       $    1,195,438
                                                 ==============      ========      ===========       ==============

AVAILABLE FOR SALE:
    Mortgage-backed securities-GNMA
      certificates                               $   18,660,568      $     --      $   664,747       $   17,995,821
                                                 ==============      ========      ===========       ==============

HELD TO MATURITY:
  U.S. Government and agencies
     obligations                                 $1,092,875,244      $  2,827      $90,456,071       $1,002,422,000
  Puerto Rico Government and
     agencies obligations                            16,516,642       151,379           75,021           16,593,000
  Other investments                                  46,046,282        53,296        1,894,578           44,205,000
                                                 --------------      --------      -----------       --------------

Total                                             1,155,438,168       207,502       92,425,670        1,063,220,000
                                                 --------------      --------      -----------       --------------

Mortgage and other asset-backed securities:
  Federal Home Loan Mortgage
    Corporation (FHLMC) certificates                 19,007,742        99,743          487,485           18,620,000
  GNMA certificates                                  25,221,418       179,340          149,758           25,251,000
  Federal National Mortgage Association
    (FNMA) certificates                              13,496,602        44,091          313,693           13,227,000
  Collateralized mortgage obligations
    (CMO) certificates                               57,746,693        17,139          504,832           57,259,000
  Other                                              20,050,317            --          280,317           19,770,000
                                                 --------------      --------      -----------       --------------

Total                                               135,522,772       340,313        1,736,085          134,127,000
                                                 --------------      --------      -----------       --------------

Total                                            $1,290,960,940      $547,815      $94,161,755       $1,197,347,000
                                                 ==============      ========      ===========       ==============

                                                                         GROSS          GROSS
                                                      AMORTIZED       UNREALIZED      UNREALIZED            FAIR
DECEMBER 31, 1999                                       COST             GAINS          LOSSES              VALUE
                                                   --------------     ----------     ------------      --------------
TRADING SECURITIES:
  Mortgage backed securities -
    GNMA certificates                              $    1,250,732      $ 38,456      $         --      $    1,289,188
                                                   ==============      ========      ============      ==============

AVAILABLE FOR SALE:
  Mortgage backed securities -
    GNMA certificates                              $   19,294,234      $     --      $    766,689      $   18,527,545
    FNMA certificates                                   4,046,062            --           388,166           3,657,896
                                                   --------------      --------      ------------      --------------
Total                                              $   23,340,296      $     --      $  1,154,855      $   22,185,441
                                                   ==============      ========      ============      ==============

HELD TO MATURITY:
  U.S. Government and agencies obligations         $1,029,449,708      $  5,482      $ 97,335,190      $  932,120,000
  Puerto Rico Government and agencies
    obligations                                        16,668,050       158,336           135,386          16,691,000
  Other                                                17,165,787            --         1,100,787          16,065,000
                                                   --------------      --------      ------------      --------------
  Total                                             1,063,283,545       163,818        98,571,363         964,876,000
                                                   --------------      --------      ------------      --------------

  Mortgage and other asset-backed securities:
    FHLMC certificates                                 20,593,887        99,980           643,867          20,050,000
    GNMA certificates                                  27,636,974       360,115           179,089          27,818,000
    FNMA certificates                                  14,735,927        36,772           452,699          14,320,000
    CMO certificates                                   28,106,621         5,554           722,175          27,390,000
    Other                                              20,175,341            --           283,341          19,892,000
                                                   --------------      --------      ------------      --------------
Total                                                 111,248,750       502,421         2,281,171         109,470,000
                                                   --------------      --------      ------------      --------------

Total                                              $1,174,532,295      $666,239      $100,852,534      $1,074,346,000
                                                   ==============      ========      ============      ==============

The amortized cost and fair value of investment securities held to maturity at June 30, 2000, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:

                                                  AMORTIZED              FAIR
                                                    COST                 VALUE
                                                --------------      --------------
Due within one year                             $   40,874,313      $   40,873,000
Due after one year through five years                  603,125             608,000
Due after five years through ten years             102,807,788         101,193,000
Due after ten years                              1,011,152,942         920,546,000
                                                --------------      --------------
Total                                            1,155,438,168       1,063,220,000
Mortgage and other asset-backed securities         135,522,772         134,127,000
                                                --------------      --------------

Total                                           $1,290,960,940      $1,197,347,000
                                                ==============      ==============

5.     LOANS

The loan portfolio consisted of the following:

                                                          JUNE 30,            DECEMBER 31,
                                                           2000                  1999
                                                      ---------------       ---------------
REAL ESTATE LOANS SECURED BY
  FIRST MORTGAGES:
Conventional:
     One-to-four family residences                    $   682,147,493       $   680,675,250
     Other properties                                       2,121,319             2,388,015
Construction and land acquisition                         118,256,009           111,451,452
Loans to facilitate the sale of foreclosed
     real estate held for sale                                752,749               757,218
Insured or guaranteed:
     Federal Housing Administration and
          Veterans Administration                          21,129,473            21,250,880
     Puerto Rico Housing Bank and Finance Agency              381,611               466,758
Commercial - collateralized by real estate                737,467,058           677,923,910
                                                      ---------------       ---------------

Total                                                   1,562,255,712         1,494,913,483
                                                      ---------------       ---------------

Plus (less):
     Undisbursed portion of loans in process               (6,960,910)           (8,762,838)
     Premium on loans purchased - net                       2,944,826             3,277,599
     Deferred loan fees - net                              (4,508,392)           (4,806,862)
                                                      ---------------       ---------------

Total                                                      (8,524,476)          (10,292,101)
                                                      ---------------       ---------------

  Real estate loans - net                               1,553,731,236         1,484,621,382
                                                      ---------------       ---------------
OTHER LOANS:
Commercial loans                                           86,776,975            80,483,612
Loans on deposits                                          36,415,857            35,264,574
Installment loans:
     Credit cards                                          36,531,002            35,305,985
     Other consumer loans                                 280,285,392           258,926,538
Less:
     Unearned interest                                        (37,944)              (64,607)
     Deferred loan fees - net                                (927,609)             (890,862)
                                                      ---------------       ---------------

  Other loans - net                                       439,043,673           409,025,240
                                                      ---------------       ---------------
TOTAL LOANS                                             1,992,774,909         1,893,646,622
ALLOWANCE FOR LOAN LOSSES                                 (26,882,364)          (23,978,449)
                                                      ---------------       ---------------

LOANS - NET                                           $ 1,965,892,545       $ 1,869,668,173
                                                      ===============       ===============

The total investment on impaired commercial and constructions loans at June 30, 2000 and December 31, 1999, was $13,546,000 and $13,083,000, respectively. All impaired commercial and constructions loans were measured based on the fair value of collateral at June 30, 2000 and December 31, 1999. Impaired commercial and construction loans amounting to $8,706,000 and $8,136,000 at June 30, 2000 and December 31, 1999, respectively, were covered by a valuation allowance of $1,359,000 and $1,268,000, respectively. Impaired commercial and construction loans amounting to $4,840,000 at June 30, 2000, and $4,947,000 at December 31, 1999 did not require a valuation allowance in accordance with Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. The average investment on impaired commercial and construction loans at June 30, 2000 and 1999 amounted to $13,055,000 and $8,141,000, respectively. The Company's policy is to recognize interest income related to impaired loans on a cash basis. Interest on impaired commercial and construction loans collected and recognized as income for the periods ended June 30, 2000 and 1999, amounted to $450,596 and $176,700, respectively.

6.       DEPOSITS

A comparative summary of deposits as of June 30, 2000 and December 31, 1999 follows:

                                                            2000                1999
                                                       --------------      --------------
Noninterest bearing accounts                           $  100,337,115      $  103,681,889
Passbook                                                  413,620,164         409,422,925
NOW, Super NOW and other money market accounts            109,633,216         105,400,121
Certificates of deposit                                 1,698,627,842       1,610,892,826
                                                       --------------      --------------
Total                                                   2,322,218,337       2,229,397,761
Accrued interest payable                                   21,249,351          18,467,046
                                                       --------------      --------------
Total                                                  $2,343,467,688      $2,247,864,807
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

Deferred income tax assets (liabilities) as of June 30, 2000 and December 31, 1999, consisted of the following:

                                                            2000              1999
                                                        ------------       -----------
Allowance for loan losses                               $ 10,484,122       $ 9,352,000
Loss carryforward relating to sale of securities              38,734           136,000
Allowance for foreclosed real estate held for sale            69,574            75,000
Mortgage servicing rights                                   (802,404)         (772,000)
Other temporary differences                                  (34,112)          (98,308)
                                                        ------------       -----------
Total                                                      9,755,914         8,692,692
Less valuation allowance                                      39,000            39,000
                                                        ------------       -----------
Deferred income tax assets, net                         $  9,716,914       $ 8,653,692
                                                        ============       ===========

Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are not met.

8.       FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS DESIGNATED AS HEDGES - As part of the Company's asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at the inception and throughout the hedge period. The derivative instruments, such as interest-rate swaps, that meet the preceding qualifications are accounted for using the accrual method. Net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis. Gains or losses on the sale of swaps used in asset/liability management activities are deferred and amortized into interest income or expense over the maturity period of the swap. As of June 30, 2000 and December 31, 1999, the Company had outstanding interest swap agreements with other financial institutions, used to hedge the interest rate risk on $71.0 million term notes bearing variable rates; $516.0 million and $438.5 million, respectively, fixed rate certificates of deposit liabilities, and $50.0 million fixed rate advances from Federal Home Loan Bank in 2000. Also, at June 30, 2000, the Company had outstanding option agreements on $250.0 million variable reverse repurchase agreements to cap its interest rate risk. No such agreements were outstanding at December 31, 1999.

OTHER DERIVATIVE FINANCIAL INSTRUMENTS - Those contracts, such as interest rate options, that do not meet the hedging criteria above are classified as trading activities and are recorded at fair value with changes in fair value recorded as earnings.

Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. The Company pays a premium for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. The credit risk inherent in options is the risk that the exchange party may default. At June 30, 2000, the Company had outstanding cap agreements with other financial institution amounting to $100.0 million. No such agreements were outstanding at December 31, 1999.

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

Committed Resources. At June 30, 2000 and December 31, 1999, the Company had outstanding the following contract amount of financial instruments whose amount represent credit risk:

                                                                                    2000                  1999
                                                                                -------------         -------------
Commitments to extend credit:
     Fixed rates                                                                $  13,731,000         $  15,302,000
     Variable rates                                                                81,149,000           159,328,000
Unused lines of credit:
     Commercial                                                                    37,485,000            36,998,000
     Credit cards and other                                                        51,406,000            45,856,000
Stand-by letters of credit                                                            768,000             2,373,000
                                                                                -------------         -------------
    Total                                                                       $ 184,539,000         $ 259,857,000
                                                                                =============         =============

Such commitments will be funded in the normal course of business from the Company's principal sources of funds. At June 30, 2000, the Company had $1.01 billion of deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regard to such commitments.

9.       STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the "1999 Qualified Option Plan") and the 1999 Nonqualified Stock Option Plan (the "1999 Nonqualified Option Plan") for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company's common stock. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options' exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or a reorganization. During the first semester of 2000, the Company granted 2,200,000 options under the 1999 Qualified Stock Option Plan to five executive officers, which will become exercisable after five years following the grant date.

The Company follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Company's stock at the measurement date (the grant date) over the amount an employee must pay to acquire the stock. No compensation expense was recognized in the quarter nor the six months ended June 30, 2000, because the price of the stock at the grant date was lower than the exercise price of the options. The compensation expense for the period ended June 30, 2000, based on the Fair Value Method described in SFAS No. 123 and its effect on earnings per share was not significant.

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

                                                                                 As of and for the six months ended
                                                                                           June 30, 2000
                                                                                          (In Thousands)
                                                                      -------------------------------------------------------
                                                                      In Puerto Rico       International            Total
Operations data:
     Interest income                                                  $     116,685         $    16,885         $     133,570
     Interest expense                                                        72,124              12,666                84,790
                                                                      -------------         -----------         -------------
     Net interest income                                                     44,561               4,219                48,780
     Provision for loan losses                                               (4,000)                 --                (4,000)
     Other income, net                                                        6,232                   9                 6,241
     Equity in loss of subsidiary                                              (102)                 --                  (102)
     Operating expenses                                                     (25,683)                (96)              (25,779)
     Provision for income taxes                                              (3,378)                 --                (3,378)
                                                                      -------------         -----------         -------------
     Net income                                                       $      17,630         $     4,132         $      21,762
                                                                      =============         ===========         =============

Total assets                                                          $   3,366,007         $   569,549         $   3,935,556
                                                                      =============         ===========         =============


                                                                          As of December 31, 1999 and for the six months
                                                                                        ended June 30, 1999
                                                                                          (In Thousands)
                                                                      In Puerto Rico       International            Total
Operations data:
     Interest income                                                  $      90,973         $    14,196         $     105,169
     Interest expense                                                        47,461              10,285                57,746
                                                                      -------------         -----------         -------------
     Net interest income                                                     43,512               3,911                47,423
     Provision for loan losses                                               (3,500)                 --                (3,500)
     Other income, net                                                        5,838                 118                 5,956
     Intersegment revenue                                                        --                  19                    19
     Intersegment expense                                                       (19)                 --                   (19)
     Equity in loss of subsidiary                                              (241)                 --                  (241)
     Operating expenses                                                     (26,254)               (115)              (26,369)
     Provision for income taxes                                              (4,676)                 --                (4,676)
                                                                      -------------         -----------         -------------
     Net income                                                       $      14,660         $     3,933         $      18,593
                                                                      =============         ===========         =============

                                                                                        Six months ended
                                                                                            June 30,
                                                                                   2000                  1999
                                                                                ----------            ----------
                                                                                         (In Thousands)
Consolidated interest income                                                    $  133,570            $  105,169
                                                                                ==========            ==========

Net income:
     Reportable segments                                                        $   21,762            $   18,593
     All other                                                                      21,660                  (250)
                                                                                ----------            ----------
     Total                                                                          43,422                18,343
     Plus eliminations                                                             (21,660)                  250
                                                                                ----------            ----------
     Consolidated net income                                                    $   21,762            $   18,593
                                                                                ==========            ==========

                                                                                June 30, 2000       December 31, 1999
                                                                                -------------       -----------------
Total assets:
     Reportable segments                                                        $   3,935,556         $   3,374,782
     All other                                                                        236,642               228,499
                                                                                -------------         -------------
     Total                                                                          4,172,198             3,603,281
     Less eliminations                                                               (593,701)             (228,710)
                                                                                -------------         -------------
     Consolidated total assets                                                  $   3,578,497         $   3,374,571
                                                                                =============         =============

11.      RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Securities and Exchange Commission (the "Commission") released Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. It does not change any of the accounting profession's existing rules on revenue recognition. Instead, it draws upon existing rules and explains how the staff applies those rules, by analogy, to other transactions that existing rules do not specifically address. The recurring revenue recognition themes found throughout the existing accounting rules are used in SAB 101 to provide the criteria registrants must meet before revenue may be recognized.

SAB 101 provides a number of examples of how the staff applies these criteria to specific fact patterns such as bill-and-hold transactions, up-front fees when the seller has significant continuing involvement, long-term service transactions, refundable membership fees, and contingent rental income. It also addresses whether revenue should be presented on a fee or contingent basis or at the full transaction amount when the seller is acting as a sales agent or similar capacity. SAB 101 provides guidance on the disclosure registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 did not have a significant effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standard Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVES AND SIMILAR FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 was amended by SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES ("SFAS 138") issued in June 2000. SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative financial instruments and for hedging activities and require all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial condition. The Statements also require that derivatives used in hedging activities to be designated into one of the following categories: (a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. SFAS 133 and SFAS 138 become effective for all fiscal years beginning after June 15, 2000, pursuant to Statements of Financial Accounting Standards (SFAS) No. 137 and 138, Deferral of the Effective Date of SFAS 133. The effect of implementing these statements on the Company's financial condition and results of operations has not been determined.

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

Westernbank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico effective November 30, 1994. Originally, Westernbank was organized as a federally chartered mutual savings and loan association in 1958, and in January 1984 it became a federal mutual savings bank. In February 1985, the savings bank was converted to the stock form of ownership. Westernbank, provides a variety of banking services to individuals and businesses through its 33 service branches, 24 of which are located in the Western region, 2 in the Metropolitan Area, 4 in the Northeastern region, and 3 in the Southern region of Puerto Rico, including one regional office. Its primary deposit products are passbook accounts, certificates of deposit, and demand deposits, and its primary lending products are real estate mortgage, commercial business, and installment loans. Westernbank operates a division known as Westernbank International, which offers commercial banking and related services outside of Puerto Rico. In February 1998, Westernbank acquired 80% of the voting shares of SRG, Inc., a Puerto Rico corporation that operates a shared electronic funds transfer network. In March 1999, Westernbank acquired the remaining 20% of the voting shares of SRG Net, Inc. The assets, liabilities, revenues and expenses of the subsidiary at June 30, 2000 and December 31, 1999, and for the three and six months ended June 30, 2000 and 1999, are not significant.

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

On July 14, 2000, the Company's election to become a financial holding company under the Bank Holding Company Act was approved by the Federal Reserve Board. As a financial holding company, the Company may engage in the expanded activities permitted under the Gramm-Leach-Bliley Act passed in 1999, including expanded insurance and securities activities, provided that all depository institutions the Company controls remain well-capitalized, well-managed and has a satisfactory Community Reinvestment Act (CRA) rating. Also, no prior notice to the Federal Reserve Board is required from a financial holding company to acquire a company engaging in permissible nonbanking activities or to commence these activities directly or indirectly through a subsidiary.

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

The main objective of the Company's Asset and Liability Management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. As further discussed in
Section Item 3; the "Quantitative and Qualitative Disclosures About Market Risk", the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities. Therefore, management has followed a conservative practice inclined towards the preservation of capital with adequate returns. The Investment Committee, which includes the Board of Directors and senior management, is responsible for the asset-liability oversight. The Investment Department is responsible for implementing the policies established by the Investment Committee.

The policies generated and practices followed are intended to retain depositors' confidence, obtain a favorable match between the maturity of its interest-earning assets and its interest-bearing liabilities, and enhance the stockholders' investment in the Company.

The Company's 2000 growth is mainly related to an increase in its commercial real estate loans and the portfolio of investment securities held to maturity, continued effective management of interest rate risk and a tight control of operating expenses. Total net income for the three and six months ended June 30, 2000, increased to $11.2 million and to $21.8 million, respectively, up 16.90% and 17.04% when compared to $9.6 million and $18.6 million for the three and six months ended June 30, 1999, respectively, while net income attributable to common stockholders for the three and six months ended June 30, 2000 increased to $9.7 million and $18.9 million, respectively, up 11.84% and 9.75% when compared to $8.7 million and $17.2 million, respectively, for the same periods in 1999. The Company's profitability ratios for the six months ended June 30, 2000, represented returns of 1.25% on assets (ROA) and 25.36% on common stockholders' equity (ROE), compared with a ROA and a ROE of 1.32% and 26.97%, respectively, for the same period in 1999.

Different components that impacted the Company's performance are discussed in detail in the following pages.

FINANCIAL CONDITION

The Company had total assets of $3.58 billion compared to $3.37 billion as of June 30, 2000 and December 31, 1999, respectively; an increase of $203.9 million or 6.04%. As of June 30, 2000, total liabilities amounted to $3.34 billion, an increase of $193.0 million or 6.13% when compared to $3.15 billion as of December 31, 1999.

INTEREST-EARNING ASSETS

Interest-earning assets amounted to $3.43 billion at June 30, 2000, an increase of $204.5 million or 6.33% when compared to $3.23 billion as of December 31, 1999.

The Company has continued its emphasis in the credit granting activity. As a result, the commercial real-estate loan portfolio increased from $677.9 million as of December 31, 1999, to $737.5 million as of June 30, 2000, an increase of $59.5 million or 8.78% during the first six months ended June 30, 2000. The consumer loan portfolio (including credit cards), commercial loans (not collateralized by real estate) and other loans increased from $409.0 million as of December 31, 1999, to $439.0 million as of June 30, 2000, an increase of $30.0 million or 7.34%.

Federal funds sold and securities purchased under agreements to resell ("repurchase agreements") decreased from $137.1 million as of December 31, 1999, to $130.4 million as of June 30, 2000, a decrease of $6.7 million or 4.89%. Investment securities held to maturity, which principally include United States and Puerto Rico Government and agencies obligations and mortgage and other asset-backed securities increased from $1.17 billion as of December 31, 1999, to $1.29 billion as of June 30, 2000, an increase of $116.4 million or 9.91%. Investments available for sale decreased from $22.2 million as of December 31, 1999, to $18.0 million as of June 30, 2000, a decrease of $4.2 million or 18.88%.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities amounted to $3.30 billion at June 30, 2000, an increase of $194.7 million or 6.26% when compared to $3.11 billion as of December 31, 1999.

The increase during the six months ended June 30, 2000, was mainly due to an increase of $92.8 million in deposits (excluding accrued interest payable), $51.9 million in securities sold under agreements to repurchase ("reverse repurchase agreements"), and $50.0 million in advances from Federal Home Loan Bank.

The Company offers a variety of specialized types of deposit accounts and certificates of deposit. Savings deposits increased from $409.4 million as of December 31, 1999, to $413.6 million as of June 30, 2000, an increase of $4.2 million or 1.03%. Also, other deposits (excluding accrued interest payable), represented mainly by time deposits, increased from $1.82 billion as of December 31, 1999, to $1.91 billion as of June 30, 2000, an increase of $88.6 million or 4.87%. Other deposits include brokered deposits amounting to $990.9 million and $894.8 as of June 30, 2000 and December 31, 1999, respectively.

STOCKHOLDERS' EQUITY

As of June 30, 2000, total stockholders' equity amounted to $234.7 million, an increase of $10.9 million or 4.87% when compared to $223.8 million as of December 31, 1999. The increase during the first six months ended June 30, 2000, was mainly due to a net income of $21.8 million that was partially offset by cash dividends declared on common and preferred stock of $7.1 million and the repurchase and retirement of 439,800 shares of common stock for $4.2 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income decreased $1.1 million or 4.36% for the three months ended June 30, 2000, and increased $1.4 million or 2.86% for the six months ended June 30, 2000, when compared to the corresponding 1999 periods. The decrease for the three months ended June 30, 2000, was primarily the result of increases in interest expense on deposits and reverse repurchase agreements that offset the increases in interest income from loans, investment securities and money market instruments. The increase for the six months ended June 30, 2000, was primarily the result of increases in interest income from loans and investment securities, which was partially offset by increases in interest expense on deposits and reverse repurchase agreements.

Average interest-earning assets increased from $2.79 billion for the three months ended June 30, 1999, to $3.34 billion for the three months ended June 30, 2000, an increase of $554.0 million or 19.85%. For the six month period average interest-earning assets increased from $2.69 billion in 1999 to $3.34 billion in 2000, an increase of $650.5 million or 24.20%, being the principal reason for the increase in net interest income. The rise in average interest-earning assets is mainly related to increases in average loans, which is the higher yielding category of interest-earning assets, followed by a significant increase in average investment securities.

Interest income on loans increased $7.8 million or 21.55% for the three months ended June 30, 2000, as compared with the three months ended June 30, 1999. For the six months ended June 30, 2000, interest income on loans increased $17.7 million or 25.79% as compared to the same period in 1999. Average loans increased from $1.61 billion for the three months ended June 30, 1999, to $1.95 billion for the three months ended June 30, 2000, an increase of $345.0 million or 21.49%. For the six month period the average loans increased from $1.55 billion in 1999 to $1.93 billion in 2000, an increase of $384.2 million or 24.80%. The increase was mainly attributed to an increase in commercial real estate loans as a result of business growth experienced during 1999, and the first half of the current year. In addition, purchases of mortgage loans contributed to such increase. The average yield on loans increased from 9.09% for the three months ended June 30, 1999, to 9.12% for the three months ended June 30, 2000. For the six month period the average yield on loans increased from 8.93% in 1999, to 8.98% in 2000.

Interest income on investment securities increased $2.6 million or 15.85% for the three months ended June 30, 2000, and $7.7 million or 25.50% for the six months ended June 30, 2000, as compared to the corresponding periods in 1999. Increase in income from investment securities is mainly related to a rise in the average balance of investment securities from $976.0 million for the three months ended June 30, 1999, to $1.14 billion for the three months ended June 30, 2000, an increase of $162.5 million or 16.65%. For the six month period the average balance of investment securities increased from $921.4 million in 1999 to $1.1 billion in 2000, an increase of $223.6 million or 24.27%, however, the investment portfolio average yield decreased from 6.71% for the three months ended June 30, 1999, to 6.68% for the three months ended June 30, 2000. For the six month period the average yield of investment securities increased from 6.62% in 1999 to 6.66% in 2000.

Interest income on mortgage and other asset-backed securities increased $582,000 or 30.01% for the three months ended June 30, 2000, as compared to the corresponding period in 1999. For the six months ended June 30, 2000, interest income on mortgage-backed securities increased $920,000 or 23.16% as compared to the same period in 1999. The increase in interest income was mainly the result of an increase in the average yield of those securities. The average yield on mortgage and other asset-backed securities increased from 7.15% for the three months ended June 30, 1999, to 8.80% for the three months ended June 30, 2000. For the six month period the average yield on mortgage and other asset-backed securities increased from 7.03% in 1999 to 8.67% in 2000.

Interest income on money market instruments increased $1.0 million or 94.09% for the three months ended June 30, 2000, as compared to the corresponding period in 1999. For the six months ended June 30, 2000, interest income on money market instruments increased $2.1 million or 87.80% as compared to the same period in 1999. Increase is mainly related to a rise in the average balance of money market instruments from $100.1 million for the three months ended June 30, 1999, to $140.1 million for the three months ended June 30, 2000, an increase of $40.0 million or 39.94%. For the six month period the average balance of money market instruments increased from $103.0 million in 1999 to $146.2 million in 2000, an increase of $43.2 million or 41.90%. In addition, the money market instruments average yield increased from 4.44% for the three months ended June 30, 1999, to 6.17% for the three months ended June 30, 2000. For the six month period the average yield of money market instruments increased from 4.63% in 1999 to 6.12% in 2000.

The increase in the average interest-earning assets was partially offset by the increase in the average interest-bearing liabilities. Average interest bearing liabilities increased from $2.69 billion for the three months ended June 30, 1999, to $3.19 billion for the three months ended June 30, 2000, an increase of $502.5 million or 18.68%. For the six month period average interest bearing liabilities increased from $2.60 billion in 1999 to $3.19 billion in 2000, an increase of $594.9 million or 22.91%. In addition, average interest rates paid on these liabilities during the three month period increased from 4.56% in 1999 to 5.51% in 2000. For the six month period average interest rates paid on these liabilities increased from 4.49% in 1999 to 5.34% in 2000. The increase in average interest-bearing liabilities was mainly related to an increase in average deposits, followed by a significant increase in average reverse repurchase agreements.

Interest expense on deposits increased $7.8 million or 36.98% for the three months ended June 30, 2000, and $17.7 million or 44.04% for the six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was a combination of a rise in the average balance of deposits and an increase in the average rate paid on them. The average balance of deposits increased from $1.92 billion for the three months ended June 30, 1999, to $2.28 billion for the same period in 2000, an increase of $359.8 million or 18.77%. For the six months the average balance of deposits increased from $1.9 billion in 1999 to $2.3 billion in 2000, an increase of $431.0 million or 23.16%. The average rate paid on deposits increased from 4.42% for the three months ended June 30, 1999, to 5.11% for the three months ended June 30, 2000. For the six month period the average rate paid on deposits increased from 4.35% in 1999 to 5.07% in 2000.

Interest expense on reverse repurchase agreements increased $4.0 million or 49.94% for the three months ended June 30, 2000, and $7.4 million or 50.41% for the six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase is mainly related to a rise in the average rate paid on reverse repurchase agreements. The average rate paid on reverse repurchase agreements increased from 4.90% for the three months ended June 30, 1999, to 6.57% for the three months ended June 30, 2000. For the six months the average rate paid on reverse repurchase agreements increased from 4.82% in 1999 to 6.14% in 2000. The average balance of reverse repurchase agreements increased from $652.0 million for the three months ended June 30, 1999, to $730.7 million for the same period in 2000, an increase of $78.6 million or 12.06%. For the six month period the average balance of reverse repurchase agreements increased from $617.0 million in 1999 to $726.9 million in 2000, an increase of $109.9 million or 17.81%.

Interest expense on term notes decreased $56,000 or 5.72% for the three months ended June 30, 2000, and $81,000 or 4.09% for the six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decrease was mainly related to a decrease in the average balance of term notes. The average balance of term notes for the six month period decreased from $84.0 million in 1999 to $79.0 million in 2000, a decrease of $5.0 million or 5.95%.

Interest expense on advances from FHLB increased $1.4 million and $2.0 million for the three and six months ended June 30, 2000, respectively, as compared to the corresponding periods in 1999. For the six months ended June 30, the average balance of advances from FHLB increased from $34.4 million in 1999 to $93.4 million in 2000, an increase of $59.0 million or 171.57%.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $2.0 million for the three months ended June 30, 1999 and 2000. For the six months ended June 30, 2000, the provision was $4.0 million, compared to $3.5 million for the same period in 1999, an increase of $500,000 or 14.29%. The allowance for loan losses amounted to $26.9 million as of June 30, 2000, compared to $24.0 million as of December 31, 1999, an increase of $2.9 million or 12.11%. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb possible credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and current economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

OTHER INCOME

Total other income increased $231,000 or 8.30% during the three months ended June 30, 2000, and increased $284,000 or 4.77% during the six months ended June 30, 2000, as compared to the corresponding periods in 1999.

Service charges on deposit accounts and other fees increased $760,000 or 27.71% and $1.2 million or 21.42% for the three and six months ended June 30, 2000, respectively, as compared to the corresponding periods in 1999.

OPERATING EXPENSES

Total operating expenses decreased $1.5 million or 10.64% during the three months ended June 30, 2000, and $729,000 or 2.74% for the six months ended June 30, 2000, as compared to the corresponding periods in 1999.

Salaries and employees' benefits, which is the largest component of total operating expenses, decreased $805,000 or 14.53% and $633,000 or 5.91% for the three and six months ended June 30, 2000, as compared to the corresponding 1999 periods. Such decreases were primarily the result of a strict cost reduction plan while at the same time supporting the expansion of the Company.

Equipment expenses increased $638,000 or 41.22% and $1.1 million or 38.28% for the three and six months ended June 30, 2000, as compared to the same periods in 1999. The increases were the result of continued investment in technological resources to support expansion of the Company, increases on furniture and fixtures and equipment expenses, including depreciation, as well as on property taxes.

Advertising expense decreased $656,000 or 53.67% and $653,000 or 29.25% for the three and six months ended June 30, 2000, respectively, as compared to the corresponding periods in 1999.

Other expenses decreased $672,000 or 11.70% and $584,000 or 5.47% for the three and six months ended June 30, 2000, respectively, as compared to the corresponding periods in 1999, again a decrease as a result of the strict cost control measures implemented.

PROVISION FOR INCOME TAXES

Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or a regular statutory rate up to 39%. The current provision for estimated Puerto Rico income taxes amounted to $1.95 million and $4.5 million for the three and the six months ended June 30, 2000, respectively. Deferred income taxes reflect the impact of credit carryforwards and "temporary differences" between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

NET INCOME

Net income increased $1.6 million or 16.90% and $3.2 million or 17.04% for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase for the three months ended June 30, 2000, is mainly due to a decrease in operating expenses and in the provision for income taxes. The increase for the six months ended June 30, 2000, is mainly the result of the increase in net interest income, which was partially offset by an increase in the provision for loan losses, and decreases in operating expenses and in the provision for income taxes.

MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company, as a bank holding company, is subject to regulation, supervision, and examination by the Federal Reserve Board. Westernbank, as a bank chartered under the laws of the Commonwealth of Puerto Rico, is subject to regulation, supervision and examination by the FDIC, as its primary federal regulator, and by the Puerto Rico Commissioner of Financial Institutions ("the Puerto Rico Commissioner").

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

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Companies met all capital adequacy requirements to which they are subject.

As of June 30, 2000, the most recent notification from the FDIC categorized Westernbank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the FDIC notification that management believes have changed Westernbank's category.

The Companies' actual capital amounts and ratios as of June 30, 2000, are also presented in the table below:

                                                                                                        Minimum To Be
                                                                                     Minimum        Well Capitalized Under
                                                                                     Capital          Prompt Corrective
                                                              Actual               Requirement         Action Provisions
                                                       -------------------     -------------------  ----------------------
                                                        Amount       Ratio      Amount        Ratio   Amount        Ratio
                                                                              (Dollars in Thousands)

Total Capital to Risk Weighted Assets:
     Consolidated                                      $ 260,405     12.87%    $ 161,903       8.0%        N/A       N/A
     Westernbank                                         260,405     12.87       161,903       8.0   $ 202,379        10%

Tier I Capital to Risk Weighted Assets:
     Consolidated                                        235,088     11.76        79,939       4.0         N/A       N/A
     Westernbank                                         235,088     11.76        79,939       4.0     119,908       6.0

Tier I Capital to Average Assets:
     Consolidated                                        235,088      6.80       103,659       3.0         N/A       N/A
     Westernbank                                         235,088      6.80       103,659       3.0     172,764       5.0

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

Interest rate risk can be defined as the exposure of the Company's operating results or financial position to adverse movements in market interest rates, which mainly occur when assets and liabilities reprice at different times and at different rates. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of variable rate loans to reduce the average maturity of the Company's interest-earning assets, entering into interest rate exchange agreements (swaps) to hedge variable term notes and fixed callable certificates of deposit as well as entering into interest rate options (caps) contracts on its variable rate reverse repurchase agreements.

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

June 30, 2000:

    Change in Interest Rate                          Expected NII (1)       Amount Change          % Change
    -----------------------                          ----------------       -------------          --------
                                                  (Dollars in thousands)

         +200 Basis Points                              $  81,888            $  (6,679)             (7.54)%
           Base Scenario                                   88,567                   --                 --
         -200 Basis Points                                 93,987                5,420               6.12

December 31, 1999:


    Change in Interest Rate                          Expected NII (1)      Amount Change          % Change
    -----------------------                          ----------------      -------------          --------
                                                   (Dollars in thousands)

         +200 Basis Points                              $  84,334            $ (16,330)            (16.22)%
           Base Scenario                                  100,664                   --                 --
         -200 Basis Points                                115,736               15,072              14.97

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
In the opinion of the Company's management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES
Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders of W Holding Company, Inc. was held at Best Western Mayaguez Resort & Casino, located at Road 104, km. 0.3, Mayaguez, Puerto Rico, at 1:30 P.M. on May 18, 2000, pursuant to due notice, to elect two directors for a term of three years or until the successors have been elected and qualified (proposal no. 1), and to ratify the appointment of Deloitte & Touche LLP as the Bank's independent auditors for 2000 (proposal no. 2). The total number of votes eligible to be cast as of the record date of the meeting (March 31, 2000) was 41,562,500. The two proposals were approved. The results of the election, as certified by representatives of the Bank of New York, duly appointed inspectors of election of the annual meeting, were as follows:

PROPOSAL NO. 1

For:                        34,522,127
Against:                       341,071
Abstain:                        26,842

PROPOSAL NO. 2

For:                        34,217,790
Against:                       669,085
Abstain:                         3,165

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A - Financial Statements Schedules
No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B - Reports on Form 8-K
No current reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000.

C - Exhibits
Exhibits filed as part of this Form 10-Q:
27-1     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Registrant:

                            W HOLDING COMPANY, INC.


Date:    August 14, 2000               By /s/ Frank C. Stipes, Esq.
                                         --------------------------------------
                                         Frank C. Stipes, Esq.
                                         Chairman of the Board,
                                         Chief Executive Officer and
                                         President





Date:    August 14, 2000               By /s/ Freddy Maldonado
                                         --------------------------------------
                                         Freddy Maldonado,
                                         Chief Financial Officer and Vice
                                         President of Finance and Investment