Form 10-Q
period 2000-09-30
W HOLDING CO INC
filed 2000-11-14
CIK 1084887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of l934

                      For Quarter Ended September 30, 2000

                         Commission File No. 000-27377

                            W HOLDING COMPANY, INC.

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

The number of shares issued and outstanding of each of the registrant's classes of stock, as of the latest practicable date (September 30, 2000), is:

Common Stock                                                41,515,200
7.125% Preferred Stock 1998 Series A                         1,219,000
7.25% Preferred Stock 1999 Series B                          2,001,000

                     W HOLDING COMPANY, INC. AND SUBSIDIARY


                                    CONTENTS


                                                                                                          Page

PART I   FINANCIAL INFORMATION:


         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                  September 30, 2000 and December 31, 1999                                                  1

                  Consolidated Statements of Income for the Three and Nine
                  Months Ended September 30, 2000 and 1999                                                  2


                  Consolidated Statements of Changes in Stockholders' Equity
                  and of Comprehensive Income for the Nine Months Ended
                  September 30, 2000 and 1999                                                               3

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2000 and 1999                                                       4-5

                  Notes to Consolidated Financial Statements                                             6-17

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                         18-26

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            26-27


PART II OTHER INFORMATION:

         Item 1.  Legal Proceedings                                                                        28
         Item 2.  Changes In Securities and Use of Proceeds                                                28
         Item 3.  Defaults Upon Senior Securities                                                          28
         Item 4.  Submission of Matters to a Vote of Security Holders                                      28
         Item 5.  Other Information                                                                        28
         Item 6.  Exhibits and Reports on Form 8-K                                                         28

SIGNATURES                                                                                                 29

EXHIBIT 27.1                                                                                               30

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                                   2000                   1999
                                                                                               -------------          ------------
ASSETS
Cash and due from banks                                                                         $    43,444           $    55,672
Money market instruments:
     Federal funds sold and securities purchased under agreements to resell                         153,918               137,055
     Interest bearing deposits with banks                                                            10,465                 9,271
Trading securities, at fair value (Note 4)                                                            1,190                 1,289
Investment securities available for sale, at fair value (Note 4)                                     17,830                22,185
Investment securities held to maturity, with a fair value of
   $1,514,900 in 2000 and $1,074,346 in 1999 (Note 4)                                             1,597,798             1,174,532
Federal Home Loan Bank stock, at cost                                                                23,384                12,800
Mortgage loans held for sale, at lower of cost or market                                              1,007                 2,074
Loans, net of allowance for loan losses of $27,640 in 2000
   and $23,978 in 1999 (Note 5)                                                                   2,089,500             1,869,668
Accrued interest receivable                                                                          34,146                33,311
Premises and equipment, net                                                                          42,473                38,431
Other assets (Note 7)                                                                                23,950                18,283
                                                                                                -----------           -----------
     Total                                                                                      $ 4,039,105           $ 3,374,571
                                                                                                ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits (Note 6)                                                                               $ 2,564,636           $ 2,247,865
Securities sold under agreements to repurchase                                                    1,010,333               729,968
Term notes                                                                                           79,000                79,000
Advances from Federal Home Loan Bank                                                                120,000                70,000
Other liabilities                                                                                    22,396                23,919
                                                                                                -----------           -----------
     Total liabilities                                                                            3,796,365             3,150,752
                                                                                                -----------           -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 2, 3, 4, 9):
Preferred stock $1.00 par value per share (liquidation preference $25 per share); authorized 20,000,000 shares; 7.25% noncumulative, non-convertible monthly income preferred stock, 1999 Series B -
         Issued and outstanding 2,001,000 shares                                                      2,001                 2,001
     7.125% noncumulative, convertible monthly income preferred stock, 1998 Series A -
         Issued and outstanding 1,219,000 shares                                                      1,219                 1,219
Common stock - $1.00 par value per share; authorized 300,000,000
   shares; issued and outstanding 41,515,200 in 2000 and 42,000,000 in 1999                          41,515                42,000
Paid in capital                                                                                      95,426                99,596
Retained earnings:
     Reserve fund                                                                                    16,195                12,843
     Undivided profits                                                                               86,801                67,218
Accumulated other comprehensive loss                                                                   (417)               (1,058)
                                                                                                -----------           -----------
     Total stockholders' equity                                                                     242,740               223,819
                                                                                                -----------           -----------

TOTAL                                                                                           $ 4,039,105           $ 3,374,571
                                                                                                ===========           ===========


See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                               2000             1999             2000              1999
                                                             --------         --------         ---------         ---------

INTEREST INCOME:
   Loans, including loan fees                                $ 47,290         $ 39,483         $ 133,582         $ 108,082
   Investment securities                                       21,457           18,090            59,399            48,322
   Mortgage and other asset-backed securities                   3,045            2,297             7,936             6,268
   Money market instruments                                     2,815            1,368             7,261             3,735
                                                             --------         --------         ---------         ---------
     Total interest income                                     74,607           61,238           208,178           166,407
                                                             --------         --------         ---------         ---------
INTEREST EXPENSE:
   Deposits                                                    33,642           23,540            91,405            63,641
   Securities sold under agreements to repurchase              14,427            9,270            36,620            24,025
   Term notes                                                     975              992             2,870             2,967
   Advances from Federal Home Loan Bank                         2,019              900             4,959             1,815
                                                             --------         --------         ---------         ---------
     Total interest expense                                    51,063           34,702           135,854            92,448
                                                             --------         --------         ---------         ---------
NET INTEREST INCOME                                            23,544           26,536            72,324            73,959
PROVISION FOR LOAN LOSSES                                       2,000            3,000             6,000             6,500
                                                             --------         --------         ---------         ---------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                   21,544           23,536            66,324            67,459
                                                             --------         --------         ---------         ---------
OTHER INCOME:
   Service charges on deposit accounts and other fees           3,732            2,835            10,553             8,453
   Net gain (loss) on sale and valuation of loans,
     securities and other                                          21             (117)             (559)              221
                                                             --------         --------         ---------         ---------
     Total other income                                         3,753            2,718             9,994             8,674
                                                             --------         --------         ---------         ---------
TOTAL NET INTEREST INCOME AND
   OTHER INCOME                                                25,297           26,254            76,318            76,133
                                                             --------         --------         ---------         ---------
OPERATING EXPENSES:
   Salaries and employees' benefits                             4,589            5,500            14,668            16,213
   Equipment                                                    2,282            1,782             6,408             4,765
   Occupancy                                                    1,216            1,302             3,706             3,804
   Advertising                                                    759            1,223             2,340             3,457
   Printing, postage, stationery and supplies                     438              711             1,625             2,142
   Telephone                                                      336              677             1,199             1,907
   Other                                                        1,939            2,731             7,495             8,248
                                                             --------         --------         ---------         ---------
     Total operating expenses                                  11,559           13,926            37,441            40,536
                                                             --------         --------         ---------         ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                       13,738           12,328            38,877            35,597
                                                             --------         --------         ---------         ---------
PROVISION FOR INCOME TAXES:
   Current                                                      2,266            3,488             6,803             8,706
   Deferred                                                      (280)          (1,192)           (1,440)           (1,734)
                                                             --------         --------         ---------         ---------
     Total provision for income taxes                           1,986            2,296             5,363             6,972
                                                             --------         --------         ---------         ---------
NET INCOME                                                   $ 11,752         $ 10,032         $  33,514         $  28,625
                                                             ========         ========         =========         =========
NET INCOME ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                             $ 10,303         $  8,580         $  29,166         $  25,768
                                                             ========         ========         =========         =========
BASIC AND DILUTED EARNINGS PER
   COMMON SHARE (Note 2)                                     $   0.25         $   0.20         $    0.70         $    0.61
                                                             ========         ========         =========         =========


See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          AND OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     2000                   1999
                                                                                  ---------               ---------
Changes in Stockholders' Equity:
     Preferred stock:
          Balance at beginning of period                                          $   3,220               $   1,219
          Issuance of preferred stock                                                    --                   2,001
                                                                                  ---------               ---------
          Balance at end of period                                                    3,220                   3,220
                                                                                  ---------               ---------
     Common stock:
          Balance at beginning of period                                             42,000                  42,080
          Purchase and retirement of common stock                                      (485)                    (80)
                                                                                  ---------               ---------
          Balance at end of period                                                   41,515                  42,000
                                                                                  ---------               ---------
     Paid-in-capital:
          Balance at beginning of period                                             99,596                  54,466
          Issuance of preferred stock                                                    --                  46,272
          Purchase and retirement of common stock                                    (4,170)                 (1,142)
                                                                                  ---------               ---------
          Balance at end of period                                                   95,426                  99,596
                                                                                  ---------               ---------
     Reserve fund:
          Balance at beginning of period                                             12,843                   9,131
          Transfer from undivided profits                                             3,352                   2,863
                                                                                  ---------               ---------
          Balance at end of period                                                   16,195                  11,994
                                                                                  ---------               ---------
     Undivided profits:
          Balance at beginning of period                                             67,218                  47,359
          Net income                                                                 33,514                  28,625
          Cash dividends on common stock                                             (6,231)                 (5,885)
          Cash dividends on preferred stock                                          (4,348)                 (2,858)
          Transfer to reserve fund                                                   (3,352)                 (2,863)
                                                                                  ---------               ---------
          Balance at end of period                                                   86,801                  64,378
                                                                                  ---------               ---------
     Accumulated other comprehensive income:
          Balance at beginning of period                                             (1,058)                     28
          Reclassification adjustment included in net income                            422                     (28)
          Net decrease in fair value of securities available for
               sale, net of taxes                                                       219                    (725)
                                                                                  ---------               ---------
          Balance at end of period                                                     (417)                   (725)
                                                                                  ---------               ---------

Total Stockholders' Equity                                                        $ 242,740               $ 220,463
                                                                                  =========               =========

Comprehensive income:
          Net income                                                              $  33,514               $  28,625
                                                                                  =========               =========
          Other comprehensive income (loss), net of taxes:
            Unrealized net income (losses) on securities available
               for sale arising during the period                                       219                    (725)
            Reclassification adjustment included in net income                          422                     (28)
                                                                                  ---------               ---------
          Net change in fair value of securities available for sale,
              net of taxes                                                              641                    (753)
                                                                                  ---------               ---------

Total Comprehensive Income                                                        $  34,155               $  27,872
                                                                                  =========               =========


See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                2000                    1999
                                                                            -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $    33,514              $    28,625
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision (credit) for:
        Loan losses                                                               6,000                    6,500
        Deferred income taxes                                                    (1,440)                  (1,734)
        Foreclosed real estate held for sale                                         --                       15
   Depreciation and amortization on:
        Premises and equipment                                                    4,660                    3,852
        Foreclosed real estate held for sale                                         43                       64
        Mortgage servicing rights                                                   253                      224
   Amortization of premium (discount) on:
        Investment securities available for sale                                      8                        1
        Investment securities held to maturity                                   (9,202)                  (5,730)
        Mortgage-backed securities held to maturity                                 (43)                      28
        Loans                                                                       387                      489
   Amortization of excess of cost over net assets acquired                           47                      339
   Amortization of deferred loan origination fees and costs                      (2,995)                  (3,392)
   Net loss (gain) on sale and in valuation of:
        Investment securities available for sale                                    422                      106
        Mortgage loans held for sale                                                (36)                     119
        Foreclosed real estate held for sale                                        (57)                     (18)
   Originations of mortgage loans held for sale                                 (32,491)                 (47,105)
   Decrease (increase) in:
        Trading securities                                                       33,304                   46,511
        Accrued interest receivable                                                (835)                  (4,806)
        Other assets                                                             (4,070)                     658
   Increase in:
        Accrued interest on deposits and borrowings                               4,372                    4,715
        Other liabilities                                                           897                    4,053
                                                                            -----------              -----------
            Net cash provided by operating activities                            32,738                   33,514
                                                                            -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest bearing deposits with banks                          (1,194)                  (2,921)
   Net increase in federal funds sold and securities purchased
        under agreements to resell                                              (16,863)                 (13,672)
   Investment securities available for sale:
        Purchases                                                                    --                  (60,391)
        Proceeds from sales                                                       3,552                   45,738
        Proceeds from principal repayment                                         1,111                      940
   Investment securities held to maturity:
        Purchases                                                            (1,875,772)              (2,586,428)
        Proceeds from redemption and repayment                                1,522,135                2,274,657
   Mortgage-backed securities held to maturity:
        Purchases                                                               (73,687)                  (4,895)
        Proceeds from principal repayment                                        13,303                   32,274
   Loans:
        Purchases                                                              (186,585)                (281,620)
        Other increase                                                          (36,932)                (185,249)
   Proceeds from sales of foreclosed real estate held for sale                      142                      106
   Additions to premises and equipment                                           (9,014)                  (7,511)
   Purchase of Federal Home Loan Bank stock                                     (10,584)                  (3,612)
   Business acquisition                                                              --                     (108)
                                                                            -----------              -----------
        Net cash used in investing activities                                  (670,388)                (792,692)
                                                                            -----------              -----------
Forward                                                                      $ (637,650)             $  (759,178)
                                                                            -----------              -----------
                                                                                                          (Continued)

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                               2000                    1999
                                                                                           -----------               ---------

Forward                                                                                    $  (637,650)              $(759,178)
                                                                                           -----------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                    313,355                 481,981
   Net increase in securities sold under agreements to repurchase                               29,273                 174,252
   Securities sold under agreements to repurchase with original maturities over three months:
          Proceeds                                                                           1,109,488                 211,347
          Payments                                                                            (858,396)               (159,064)
   Proceeds from Federal Home Loan Bank advances                                                50,000                  39,000
   Net decrease in advances from borrowers for taxes
      and insurance                                                                               (395)                   (156)
   Repurchase of common stock for retirement                                                    (4,654)                 (1,222)
   Dividends paid                                                                              (13,249)                 (8,742)
   Issuance of preferred stock                                                                      --                  48,273
                                                                                           -----------               ---------
      Net cash provided by financing activities                                                625,422                 785,669
                                                                                           -----------               ---------

NET CHANGE IN CASH AND DUE FROM BANKS                                                          (12,228)                 26,491

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                    55,672                  49,429
                                                                                           -----------               ---------

CASH AND DUE FROM BANKS, END OF PERIOD                                                     $    43,444               $  75,920
                                                                                           ===========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest on deposits and other borrowings                                            $    81,381               $  54,774
      Income taxes                                                                               9,752                   7,424
   Noncash activities:
      Accrued dividends payable                                                                    934                     242
      Net increase (decrease) in unrealized loss on investment securities
            available for sale                                                                    (641)                    753
      Mortgage loans securitized and transferred to trading securities                          33,204                  43,356
      Transfer from:
           Trading securities to investment securities available for sale                           --                   4,181
           Loans to foreclosed real estate held for sale                                           479                     291
      Mortgage loans originated to finance the sale of foreclosed real estate
            held for sale                                                                          185                     598
      Capitalized mortgage servicing rights                                                        389                     574


See Notes to Consolidated Financial Statements.
                                                                    (Concluded)

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the "Company") is a financial holding company offering a full range of financial services through its wholly owned subsidiary, Westernbank Puerto Rico ("Westernbank"). The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999. On July 14, 2000, the Company's election to become a financial holding company under the Bank Holding Company Act was approved by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a financial holding company, the Company may engage in the expanded activities permitted under the Gramm-Leach-Bliley Act passed in 1999, including expanded insurance and securities activities, provided that all depository institutions the Company controls remain well-capitalized, well-managed and has a satisfactory Community Reinvestment Act (CRA) rating. Also, no prior notice to the Federal Reserve Board is required from a financial holding company to acquire a company engaging in permissible nonbanking activities or to commence these activities directly or indirectly through a subsidiary.

Effective November 30, 1999, pursuant to a resolution approved by the stockholders and after receiving all pertinent regulatory approvals, a reorganization was effected as a result of which the Company became the sole shareholder of Westernbank. Westernbank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico. Since its inception, the Company had no operations other than those resulting from its investment in Westernbank and the repurchase, retirement and payment of dividends on its common and preferred stocks. The Company's executive office is located at 19 West McKinley Street, Mayaguez, Puerto Rico; its telephone number is (787) 834-8000; its internet email address is westernbank@wbpr.com; and its web page is at URL: http://www.wbpr.com.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q. Complete information regarding the financial statements can be found in the notes to the financial statements for the year ended December 31, 1999, contained in the Company's 1999 Annual Report.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting mainly of normal recurring adjustments and elimination of intercompany transactions and balances) necessary to present fairly, in all material respects, the Company's financial condition as of September 30, 2000 and December 31, 1999, and the results of its operations, changes in stockholders' equity and of comprehensive income and its cash flows for the three and nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire year.

2.       EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three and nine months ended September 30, 2000, were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during such periods (41,531,124 and 41,670,074 shares, respectively).

Basic and diluted earnings per common share for the three and nine months ended September 30, 1999, were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during such periods (42,000,000 and 42,007,765 shares, respectively).

During the nine months ended September 30, 2000, the Company acquired and retired 484,800 shares of common stock for $4,653,931.

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

On March 7, 2000, the Board of Directors adopted the policy of paying dividends on a monthly basis. The first dividend payment under this new policy was paid on April 17, 2000, and covered retroactive dividends for the first three months ended March 31, 2000. Thereafter, dividends are being paid on the 15th day of the next month for stockholders of record as of the last day of the previous month.

The Company's cash dividends per share declared for the nine months ended September 30, 2000 and 1999, were as follows:


              RECORD DATE                           PAYABLE DATE                     AMOUNT PER SHARE
              -----------                           ------------                     ----------------


               YEAR 2000

             March 31, 2000                        April 17, 2000                        $ 0.0500
             April 30, 2000                         May 15, 2000                           0.0167
              May 31, 2000                          June 15, 2000                          0.0167
             June 30, 2000                          July 15, 2000                          0.0167
             July 31, 2000                         August 14, 2000                         0.0167
            August 31, 2000                      September 15, 2000                        0.0166
           September 30, 2000                     October 15, 2000                         0.0166
                                                                                         --------
                 Total                                                                   $ 0.1500
                                                                                         ========

               YEAR 1999

             June 30, 1999                          July 15, 1999                        $ 0.0800
                                                                                         ========

4.       INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:


                                                                      (IN THOUSANDS)
                                                   ---------------------------------------------------------
                                                                     GROSS         GROSS
                                                    AMORTIZED      UNREALIZED    UNREALIZED         FAIR
                                                      COST           GAINS        LOSSES            VALUE
SEPTEMBER 30, 2000

TRADING SECURITIES:
   Mortgage-backed securities-
     Government National Mortgage
     Association (GNMA) certificates               $    1,176        $   14        $    --        $    1,190
                                                   ==========        ======        =======        ==========


AVAILABLE FOR SALE:
    Mortgage-backed securities-GNMA
      certificates                                 $   18,247        $   --        $   417        $   17,830
                                                   ==========        ======        =======        ==========


HELD TO MATURITY:
  U.S. Government and agencies
     obligations                                   $1,327,045        $  187        $81,069        $1,246,163
  Puerto Rico Government and
     agencies obligations                              14,788           150             56            14,882
  Other investments                                    84,290           618          1,704            83,204
                                                   ----------        ------        -------        ----------

Total                                               1,426,123           955         82,829         1,344,249
                                                   ----------        ------        -------        ----------

Mortgage and other asset-backed securities:
  Federal Home Loan Mortgage
    Corporation (FHLMC) certificates                   18,000           135            281            17,854
  GNMA certificates                                    24,106           102            614            23,594
  Federal National Mortgage Association
    (FNMA) certificates                                13,048            67            154            12,961
  Collateralized mortgage obligations
    (CMO) certificates                                 69,031           327            279            69,079
  Other                                                47,490            --            327            47,163
                                                   ----------        ------        -------        ----------

Total                                                 171,675           631          1,655           170,651
                                                   ----------        ------        -------        ----------

Total                                              $1,597,798        $1,586        $84,484        $1,514,900
                                                   ==========        ======        =======        ==========

                                                                      (IN THOUSANDS)
                                                     ---------------------------------------------------------
                                                                       GROSS         GROSS
                                                      AMORTIZED      UNREALIZED    UNREALIZED         FAIR
                                                        COST           GAINS        LOSSES            VALUE
DECEMBER 31, 1999

TRADING SECURITIES:
  Mortgage backed securities -
    GNMA certificates                                $    1,251        $ 38        $     --        $    1,289
                                                     ==========        ====        ========        ==========

AVAILABLE FOR SALE:
  Mortgage backed securities -
    GNMA certificates                                $   19,294        $ --        $    767        $   18,527
    FNMA certificates                                     4,046          --             388             3,658
                                                     ----------        ----        --------        ----------
Total                                                $   23,340        $ --        $  1,155        $   22,185
                                                     ==========        ====        ========        ==========

HELD TO MATURITY:
  U.S. Government and agencies obligations           $1,029,450        $  5        $ 97,335        $  932,120
  Puerto Rico Government and agencies
    obligations                                          16,668         158             135            16,691
  Other                                                  17,166          --           1,101            16,065
                                                     ----------        ----        --------        ----------
  Total                                               1,063,284         163          98,571           964,876
                                                     ----------        ----        --------        ----------

  Mortgage and other asset-backed securities:
    FHLMC certificates                                   20,594         100             644            20,050
    GNMA certificates                                    27,637         360             179            27,818
    FNMA certificates                                    14,735          38             453            14,320
    CMO certificates                                     28,107           6             723            27,390
    Other                                                20,175          --             283            19,892
                                                     ----------        ----        --------        ----------
Total                                                   111,248         504           2,282           109,470
                                                     ----------        ----        --------        ----------

Total                                                $1,174,532        $667        $100,853        $1,074,346
                                                     ==========        ====        ========        ==========


The amortized cost and fair value of investment securities held to maturity at September 30, 2000, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:


                                                                 (IN THOUSANDS)
                                                        ----------------------------------
                                                         AMORTIZED                  FAIR
                                                           COST                    VALUE

Due within one year                                     $   54,149              $   54,150
Due after one year through five years                      290,845                 291,196
Due after five years through ten years                      57,761                  57,506
Due after ten years                                      1,023,368                 941,397
                                                        ----------              ----------
Total                                                    1,426,123               1,344,249
Mortgage and other asset-backed securities                 171,675                 170,651
                                                        ----------              ----------

Total                                                   $1,597,798              $1,514,900
                                                        ==========              ==========

5.       LOANS

The loan portfolio consisted of the following:


                                                                       (IN THOUSANDS)
                                                           -------------------------------------
                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                2000                   1999
                                                           -------------            ------------
REAL ESTATE LOANS SECURED BY
  FIRST MORTGAGES:
Conventional:
     One-to-four family residences                          $   724,529             $   680,675
     Other properties                                             1,955                   2,388
Construction and land acquisition                               109,747                 111,451
Loans to facilitate the sale of foreclosed
     real estate held for sale                                      750                     757
Insured or guaranteed:
     Federal Housing Administration and
          Veterans Administration                                18,613                  21,251
     Puerto Rico Housing Bank and Finance Agency                    371                     467
Commercial - collateralized by real estate                      804,884                 677,924
                                                            -----------             -----------

Total                                                         1,660,849               1,494,913
                                                            -----------             -----------

Plus (less):
     Undisbursed portion of loans in process                     (6,126)                 (8,763)
     Premium on loans purchased - net                             2,825                   3,278
     Deferred loan fees - net                                    (4,567)                 (4,807)
                                                            -----------             -----------

Total                                                            (7,868)                (10,292)
                                                            -----------             -----------

  Real estate loans - net                                     1,652,981               1,484,621
                                                            -----------             -----------
OTHER LOANS:
Commercial loans                                                 94,222                  80,484
Loans on deposits                                                36,876                  35,265
Installment loans:
     Credit cards                                                36,296                  35,306
     Other consumer loans                                       297,752                 258,926
Less:
     Unearned interest                                              (29)                    (65)
     Deferred loan fees - net                                      (958)                   (891)
                                                            -----------             -----------

  Other loans - net                                             464,159                 409,025
                                                            -----------             -----------
TOTAL LOANS                                                   2,117,140               1,893,646
ALLOWANCE FOR LOAN LOSSES                                       (27,640)                (23,978)
                                                            -----------             -----------

LOANS - NET                                                 $ 2,089,500             $ 1,869,668
                                                            ===========             ===========

The total investment on impaired commercial and constructions loans at September 30, 2000 and December 31, 1999, was $8,903,000 and $13,083,000,
respectively. All impaired commercial and constructions loans were measured based on the fair value of collateral at September 30, 2000 and December 31, 1999. Impaired commercial and construction loans amounting to $3,719,000 and $8,136,000 at September 30, 2000 and December 31, 1999, respectively, were covered by a valuation allowance of $624,000 and $1,268,000, respectively. Impaired commercial and construction loans amounting to $5,184,000 at September 30, 2000, and $4,947,000 at December 31, 1999, did not require a valuation allowance in accordance with Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. The average investment on impaired commercial and construction loans at September 30, 2000 and 1999 amounted to $11,909,000 and $8,141,000, respectively. The Company's policy is to recognize interest income related to impaired loans on a cash basis. Interest on impaired commercial and construction loans collected and recognized as income for the periods ended September 30, 2000 and 1999, amounted to $271,000 and $177,000, respectively.

6.       DEPOSITS

A comparative summary of deposits as of September 30, 2000 and December 31, 1999, follows:


                                                                    (IN THOUSANDS)
                                                          --------------------------------
                                                             2000                  1999
Noninterest bearing accounts                              $   93,217            $  103,682
Passbook                                                     408,274               409,423
NOW, Super NOW and other money market accounts               109,204               105,400
Certificates of deposit                                    1,928,739             1,610,893
                                                          ----------            ----------
Total                                                      2,539,434             2,229,398
Accrued interest payable                                      25,202                18,467
                                                          ----------            ----------
Total                                                     $2,564,636            $2,247,865
                                                          ==========            ==========

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

Deferred income tax assets (liabilities) as of September 30, 2000 and December 31, 1999, consisted of the following:


                                                                       (IN THOUSANDS)
                                                              ----------------------------
                                                                 2000                1999
Allowance for loan losses                                     $ 10,779             $ 9,352
Loss carryforward relating to sale of securities                    39                 136
Allowance for foreclosed real estate held for sale                  70                  75
Mortgage servicing rights                                         (825)               (772)
Other temporary differences                                        (27)                (98)
                                                              --------             -------
Total                                                           10,036               8,693
Less valuation allowance                                            39                  39
                                                              --------             -------
Deferred income tax assets, net                               $  9,997             $ 8,654
                                                              ========             =======


Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are not met.

8.       FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS DESIGNATED AS HEDGES - As part of the Company's asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at the inception and throughout the hedge period. The derivative instruments, such as interest-rate swaps, that meet the preceding qualifications are accounted for using the accrual method. Net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis. Gains or losses on the sale of swaps used in asset/liability management activities are deferred and amortized into interest income or expense over the maturity period of the swap. As of September 30, 2000 and December 31, 1999, the Company had outstanding interest swap agreements with other financial institutions, used to hedge the interest rate risk on $71.0 million term notes bearing variable rates; $690.0 million and $438.5 million, respectively, fixed rate certificates of deposit liabilities, and $50.0 million variable rate advances from Federal Home Loan Bank in 2000. Also, at September 30, 2000, the Company had outstanding option agreements on $250.0 million variable reverse repurchase agreements to cap its interest rate risk. No such agreements were outstanding at December 31, 1999.

OTHER DERIVATIVE FINANCIAL INSTRUMENTS - Those contracts, such as interest rate options, that do not meet the hedging criteria above are classified as trading activities and are recorded at fair value with changes in fair value recorded as earnings.

Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. The Company pays a premium for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. The credit risk inherent in options is the risk that the exchange party may default. At September 30, 2000, the Company had outstanding cap agreements with other financial institution amounting to $100.0 million. No such agreements were outstanding at December 31, 1999.

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

Committed Resources. At September 30, 2000 and December 31, 1999, the Company had outstanding the following contract amount of financial instruments whose amount represent credit risk:


                                                 (IN THOUSANDS)
                                         ----------------------------
                                            2000                1999
Commitments to extend credit:
     Fixed rates                         $ 13,238            $ 15,302
     Variable rates                       133,044             159,328
Unused lines of credit:
     Commercial                            37,298              36,998
     Credit cards and other                53,377              45,856
Stand-by letters of credit                  1,118               2,373
                                         --------            --------
    Total                                $238,075            $259,857
                                         ========            ========


Such commitments will be funded in the normal course of business from the Company's principal sources of funds. At September 30, 2000, the Company had $1.3 billion in deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regard to such commitments.

9.       STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the "1999 Qualified Option Plan") and the 1999 Nonqualified Stock Option Plan (the " 1999 Nonqualified Option Plan") for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company's common stock. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options' exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or a reorganization. During the first nine months of 2000, the Company granted 2,250,000 options under the 1999 Qualified Stock Option Plan to six executive officers, which will become fully exercisable after five years following the grant date.

The Company follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Company's stock at the measurement date (the grant date) over the amount an employee must pay to acquire the stock. No compensation expense was recognized in the quarter nor the nine months ended September 30, 2000, because the price of the stock at the grant date was lower than the exercise price of the options. The compensation expense for the period ended September 30, 2000, based on the Fair Value Method described in SFAS No. 123 and its effect on earnings per share was not significant.

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


                                                                  (IN THOUSANDS)
                                            ----------------------------------------------------------
                                                      AS OF DECEMBER 31, 1999 AND FOR THE NINE
                                                          MONTHS ENDED SEPTEMBER 30, 2000
                                            ----------------------------------------------------------
                                            IN PUERTO RICO         INTERNATIONAL               TOTAL
Operations data:
     Interest income                         $   179,586             $  28,592             $   208,178
     Interest expense                            118,601                17,253                 135,854
                                             -----------             ---------             -----------
     Net interest income                          60,985                11,339                  72,324
     Provision for loan losses                    (6,000)                   --                  (6,000)
     Other income, net                             9,980                    14                   9,994
     Intersegment revenue                             --                   266                     266
     Intersegment expense                           (266)                   --                    (266)
     Equity in loss of subsidiary                   (162)                   --                    (162)
     Operating expenses                          (37,032)                 (143)                (37,175)
     Provision for income taxes                   (5,363)                   --                  (5,363)
                                             -----------             ---------             -----------
     Net income                              $    22,142             $  11,476             $    33,618
                                             ===========             =========             ===========

Total assets                                 $ 3,181,542             $ 857,805             $ 4,039,347
                                             ===========             =========             ===========

                                                                  (IN THOUSANDS)
                                            ----------------------------------------------------------
                                                        AS OF AND FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 2000
                                            ----------------------------------------------------------
                                            IN PUERTO RICO         INTERNATIONAL               TOTAL
Operations data:
     Interest income                         $   143,933             $  22,474             $   166,407
     Interest expense                             76,051                16,397                  92,448
                                             -----------             ---------             -----------
     Net interest income                          67,882                 6,077                  73,959
     Provision for loan losses                    (6,500)                   --                  (6,500)
     Other income, net                             8,592                    82                   8,674
     Intersegment revenue                             --                     7                       7
     Intersegment expense                             (7)                   --                      (7)
     Equity in loss of subsidiary                   (344)                   --                    (344)
     Operating expenses                          (40,038)                 (154)                (40,192)
     Provision for income taxes                   (6,972)                   --                  (6,972)
                                             -----------             ---------             -----------
     Net income                              $    22,613             $   6,012             $    28,625
                                             ===========             =========             ===========

Total assets                                 $ 2,903,174             $ 471,608             $ 3,374,782
                                             ===========             =========             ===========


                                               (IN THOUSANDS)
                                        -------------------------------
                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                        -------------------------------
                                           2000                   1999

Consolidated interest income            $ 208,178             $ 166,407
                                        =========             =========
Net income:
     Reportable segments                $  33,618             $  28,625
     All other                             33,249                  (353)
                                        ---------             ---------
     Total                                 66,867                28,272
     Plus eliminations                    (33,353)                  353
                                        ---------             ---------
     Consolidated net income            $  33,514             $  28,625
                                        =========             =========



                                                       (IN THOUSANDS)
                                        -------------------------------------------
                                        SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                        ------------------        -----------------
Total assets:
     Reportable segments                  $ 4,039,347             $ 3,374,782
     All other                                245,085                 228,499
                                          -----------             -----------
     Total                                  4,284,432               3,603,281
     Less eliminations                       (245,327)               (228,710)
                                          -----------             -----------
     Consolidated total assets            $ 4,039,105             $ 3,374,571
                                          ===========             ===========

11.      RECENT ACCOUNTING DEVELOPMENTS

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS 140"). SFAS 140 replaces FASB Statement No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS 125"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration.

SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. Implementation of SFAS 140 is not expected to have a significant effect in the Company's financial position and results of operations.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVES AND SIMILAR FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 was amended by SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES ("SFAS 138") issued in June 2000. SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative financial instruments and for hedging activities and require all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial condition. The Statements also require that derivatives used in hedging activities to be designated into one of the following categories: (a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of earnings in the period when the change occurs or as a component of other comprehensive income (outside earnings) depending on their intended use and resulting designation. SFAS 133 and SFAS 138 become effective for all fiscal years beginning after June 15, 2000. The effect of implementing these statements on the Company's financial condition and results of operations has not been determined.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I - Item 2

GENERAL

W Holding Company, Inc. (the "Company") is a financial holding company offering a full range of financial services through its wholly owned subsidiary, Westernbank Puerto Rico ("Westernbank"). As a financial holding company, the Company may engage in the expanded activities permitted under the Gramm-Leach-Bliley Act passed in 1999, including expanded insurance and securities activities, provided that all depository institutions the Company controls remain well-capitalized, well-managed and has a satisfactory Community Reinvestment Act (CRA) rating. Also, no prior notice to the Federal Reserve Board is required from a financial holding company to acquire a company engaging in permissible nonbanking activities or to commence these activities directly or indirectly through a subsidiary.

The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999. Effective November 30, 1999, pursuant to a resolution approved by the stockholders and after receiving all pertinent regulatory approvals, a reorganization was effected as a result of which the Company became the sole shareholder of Westernbank Puerto Rico. Since its inception, the Company had no operations other than those resulting from its investment in Westernbank and the repurchase of common stock for retirement. The Company's executive office is located at 19 West McKinley Street, Mayaguez, Puerto Rico; its telephone number is (787) 834-8000; its internet email address is westernbank@wbpr.com; and its web page is at URL: http://www.wbpr.com.

Westernbank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico effective November 30, 1994. Originally, Westernbank was organized as a federally chartered mutual savings and loan association in 1958, and in January 1984 it became a federal mutual savings bank. In February 1985, the savings bank was converted to the stock form of ownership. Westernbank, provides a variety of banking services to individuals and businesses through its 34 service branches, 24 of which are located in the Western region, 4 in the Metropolitan Area, 3 in the Northeastern region, and 3 in the Southern region of Puerto Rico, including one regional office. Its primary deposit products are passbook accounts, certificates of deposit, and demand deposits, and its primary lending products are real estate mortgage, commercial and installment loans. Westernbank operates two divisions; Westernbank International, which offers commercial banking and related services outside of Puerto Rico and Westernbank Trust Division, which effective September 2000 began offering a full array of trust services principally geared to retirement planning. In February 1998, Westernbank acquired 80% of the voting shares of SRG, Inc., a Puerto Rico corporation that operates a shared electronic funds transfer network. In March 1999, Westernbank acquired the remaining 20% of the voting shares of SRG Net, Inc. The assets, liabilities, revenues and expenses of the subsidiary at September 30, 2000 and December 31, 1999, and for the three and nine months ended September 30, 2000 and 1999, are not significant.

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

OVERVIEW

This financial discussion contains an analysis of the consolidated financial position and financial performance of W Holding Company, Inc. and its wholly-owned subsidiary, Westernbank Puerto Rico.

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

The Company's 2000 growth is mainly related to an increase in its commercial real estate loans and the portfolio of investment securities held to maturity, continued effective management of interest rate risk and a tight control of operating expenses. Total net income for the three and nine months ended September 30, 2000, increased to $11.8 million and to $33.5 million, respectively, up 17.15% and 17.08% when compared to $10.0 million and $28.6 million for the three and nine months ended September 30, 1999, respectively. Net income attributable to common stockholders for the three and nine months ended September 30, 2000, increased to $10.3 million and $29.2 million, respectively, up 20.08% and 13.19% when compared to $8.6 million and $25.8 million, respectively, for the same periods in 1999. The Company's profitability ratios for the nine months ended September 30, 2000, represented returns of 1.21% on assets (ROA) and 25.45% on common stockholders' equity
(ROE), compared with a ROA and a ROE of 1.32% and 26.05%, respectively, for the same period in 1999.

Different components that impacted the Company's performance are discussed in detail in the following pages.

FINANCIAL CONDITION

The Company had total assets of $4.04 billion compared to $3.37 billion as of September 30, 2000 and December 31, 1999, respectively; an increase of $664.5 million or 19.69%. As of September 30, 2000, total liabilities amounted to $3.80 billion, an increase of $645.6 million or 20.49% when compared to $3.15 billion as of December 31, 1999.

INTEREST-EARNING ASSETS

Interest-earning assets amounted to $3.90 billion at September 30, 2000, an increase of $666.2 million or 20.63% when compared to $3.23 billion as of December 31, 1999.

The Company has continued its emphasis in the credit granting activity. As a result, the commercial real-estate loan portfolio increased from $677.9 million as of December 31, 1999, to $804.9 million as of September 30, 2000, an increase of $127.0 million or 18.73% during the first nine months ended September 30, 2000. The consumer loan portfolio (including credit cards), commercial loans (not collateralized by real estate) and other loans increased from $409.0 million as of December 31, 1999, to $464.2 million as of September 30, 2000, an increase of $55.1 million or 13.48%.

Federal funds sold and securities purchased under agreements to resell ("repurchase agreements") increased from $137.1 million as of December 31, 1999, to $153.9 million as of September 30, 2000, an increase of $16.9 million or 12.30%. Investment securities held to maturity, which principally include United States and Puerto Rico Government and agencies obligations and mortgage and other asset-backed securities increased from $1.17 billion as of December 31, 1999, to $1.60 billion as of September 30, 2000, an increase of $423.3 million or 36.04%. Investments available for sale decreased from $22.2 million as of December 31, 1999, to $17.8 million as of September 30, 2000, a decrease of $4.4 million or 19.63%.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities amounted to $3.75 billion at September 30, 2000, an increase of $640.4 million or 20.60% when compared to $3.11 billion as of December 31, 1999.

The increase during the nine months ended September 30, 2000, was mainly due to an increase of $310.0 million in deposits (excluding accrued interest payable), $280.4 million in securities sold under agreements to repurchase ("reverse repurchase agreements"), and $50.0 million in advances from Federal Home Loan Bank.

The Company offers a variety of specialized types of deposit accounts and certificates of deposit. Savings deposits decreased from $409.4 million as of December 31, 1999, to $408.3 million as of September 30, 2000, a decrease of $1.1 million. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, increased from $1.82 billion as of December 31, 1999, to $2.13 billion as of September 30, 2000, an increase of $311.2 million or 17.10%. Other deposits include brokered deposits amounting to $1.21 billion and $894.8 million as of September 30, 2000 and December 31, 1999, respectively.

STOCKHOLDERS' EQUITY

As of September 30, 2000, total stockholders' equity amounted to $242.7 million, an increase of $18.9 million or 8.45% when compared to $223.8 million as of December 31, 1999. The increase during the first nine months ended September 30, 2000, was mainly due to a net income of $33.5 million that was partially offset by cash dividends declared on common and preferred stock of $10.6 million and the repurchase and retirement of 484,800 shares of common stock for $4.7 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income decreased $3.0 million or 11.28% for the three months ended September 30, 2000, and decreased $1.6 million or 2.21% for the nine months ended September 30, 2000, when compared to the corresponding 1999 periods. The decrease for the three and nine months ended September 30, 2000, was primarily the result of increases in interest expense on deposits, reverse repurchase agreements and advances from Federal Home Loan Bank that offset the increases in interest income from loans, investment securities and money market instruments.

Average interest-earning assets increased from $3.08 billion for the three months ended September 30, 1999, to $3.55 billion for the three months ended September 30, 2000, an increase of $474.0 million or 15.40%. For the nine-month period, average interest-earning assets increased from $2.83 billion in 1999 to $3.43 billion in 2000, an increase of $602.4 million or 21.31%. The rise in average interest-earning assets is mainly related to increases in average loans, which is the higher yielding category of interest-earning assets, and a significant increase in average investment securities.

Interest income on loans increased $7.8 million or 19.77% for the three months ended September 30, 2000, as compared with the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest income on loans increased $25.5 million or 23.59% as compared to the same period in 1999. Average loans increased from $1.78 billion for the three months ended September 30, 1999, to $2.02 billion for the three months ended September 30, 2000, an increase of $246.6 million or 13.87%. For the nine-month period the average loans increased from $1.63 billion in 1999 to $1.97 billion in 2000, an increase of $336.2 million or 20.59%. The increase was mainly attributed to an increase in commercial real estate loans as a result of business growth experienced during 1999, and the nine months of the current year. In addition, purchases of mortgage loans contributed to such increase. The average yield on loans increased from 8.81% for the three months ended September 30, 1999, to 9.30% for the three months ended September 30, 2000. For the nine-month period the average yield on loans increased from 8.85% in 1999, to 9.06% in 2000.

Interest income on investment securities increased $3.4 million or 18.61% for the three months ended September 30, 2000, and $11.1 million or 22.92% for the nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Increase in income from investment securities is mainly related to a rise in the average balance of investment securities from $1.08 billion for the three months ended September 30, 1999, to $1.23 billion for the three months ended September 30, 2000, an increase of $148.2 million or 13.66%. For the nine-month period the average balance of investment securities increased from $980.5 million in 1999 to $1.18 billion in 2000, an increase of $202.6 million or 20.67%. The investment portfolio average yield increased from 6.62% for the three months ended September 30, 1999, to 6.92% for the three months ended September 30, 2000. For the nine-month period the average yield of investment securities increased from 6.59% in 1999 to 6.71% in 2000.

Interest income on mortgage and other asset-backed securities increased $748,000 or 32.57% for the three months ended September 30, 2000, as compared to the corresponding period in 1999. For the nine months ended September 30, 2000, interest income on mortgage-backed securities increased $1.7 million or 26.61% as compared to the same period in 1999. The average balance on mortgage and other asset-backed securities increased from $103.7 million for the three months ended September 30, 1999, to $138.8 million for the three months ended September 30, 2000, an increase of $35.1 million or 33.83%. For the nine-month period, the average balance on mortgage and other asset-backed securities increased from $110.4 million in 1999 to $123.5 million in 2000, an increase of $13.0 million or 11.81%. For the nine-month period the average yield of mortgage and other asset-backed securities increased from 7.59% in 1999 to 8.58% in 2000.

Interest income on money market instruments increased $1.4 million or 105.82% for the three months ended September 30, 2000, as compared to the corresponding period in 1999. For the nine months ended September 30, 2000, interest income on money market instruments increased $3.5 million or 94.40% as compared to the same period in 1999. The average balance of money market instruments increased from $112.5 million for the three months ended September 30, 1999, to $156.6 million for the three months ended September 30, 2000, an increase of $44.1 million or 39.20%. For the nine-month period the average balance of money market instruments increased from $102.9 million in 1999 to $153.5 million in 2000, an increase of $50.6 million or 49.10%. The money market instruments average yield increased from 4.82% for the three months ended September 30, 1999, to 6.71% for the three months ended September 30, 2000. For the nine-month period the average yield of money market instruments increased from 4.85% in 1999 to 6.32% in 2000.

The increase in the average interest-earning assets was partially offset by the increase in the average interest-bearing liabilities. Average interest bearing liabilities increased from $2.94 billion for the three months ended September 30, 1999, to $3.40 billion for the three months ended September 30, 2000, an increase of $453.8 million or 15.43%. For the nine-month period average interest bearing liabilities increased from $2.72 billion in 1999 to $3.28 billion in 2000, an increase of $554.4 million or 20.36%. In addition, average interest rates paid on these liabilities during the three-month period increased from 4.68% in 1999 to 5.98% in 2000. For the nine-month period average interest rates paid on these liabilities increased from 4.54% in 1999 to 5.54% in 2000. The increase in average interest-bearing liabilities was mainly related to an increase in average deposits, followed by a significant increase in average reverse repurchase agreements.

Interest expense on deposits increased $10.1 million or 42.92% for the three months ended September 30, 2000, and $27.8 million or 43.63% for the nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase was a combination of a rise in the average balance of deposits and an increase in the average rate paid on them. The average balance of deposits increased from $2.08 billion for the three months ended September 30, 1999, to $2.38 billion for the same period in 2000, an increase of $306.5 million or 14.78%. For the nine-month period the average balance of deposits increased from $1.94 billion in 1999 to $2.33 billion in 2000, an increase of $393.0 million or 20.27%. The average rate paid on deposits increased from 4.50% for the three months ended September 30, 1999, to 5.62% for the three months ended September 30, 2000. For the nine-month period the average rate paid on deposits increased from 4.39% in 1999 to 5.24% in 2000.

Interest expense on reverse repurchase agreements increased $5.2 million or 55.63% for the three months ended September 30, 2000, and $12.6 million or 52.43% for the nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase is mainly related to a rise in the average rate paid on reverse repurchase agreements. The average rate paid on reverse repurchase agreements increased from 5.10% for the three months ended September 30, 1999, to 6.88% for the three months ended September 30, 2000. For the nine months the average rate paid on reverse repurchase agreements increased from 4.91% in 1999 to 6.40% in 2000. The average balance of reverse repurchase agreements increased from $721.5 million for the three months ended September 30, 1999, to $815.5 million for the same period in 2000, an increase of $94.1 million or 13.04%. For the nine-month period the average balance of reverse repurchase agreements increased from $654.7 million in 1999 to $764.1 million in 2000, an increase of $109.4 million or 16.70%.

Interest expense on term notes decreased $17,000 for the three months ended September 30, 2000, and $97,000 for the nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease was mainly related to a decrease in the average balance of term notes. The average balance of term notes for the three and nine months ended September 30, 2000, decreased from $84.0 million in 1999 to $79.0 million in 2000, a decrease of $5.0 million or 5.95%.

Interest expense on advances from FHLB increased $1.1 million and $3.1 million for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. For the three months ended September 30, the average balance of advances from FHLB increased from $61.8 million in 1999 to $120.0 million in 2000, an increase of $58.2 million or 94.10%. For the nine-month period the average balance of advances from FHLB increased from $45.3 million in 1999 to $102.3 million in 2000, an increase of $57.0 million or 125.79%. The average rate paid on advances from FHLB increased from 5.78% for the three months ended September 30, 1999, to 6.69% for the three months ended September 30, 2000. For the nine-month period, the average rate paid on advances from FHLB increased from 5.36% in 1999 to 6.48% in 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased from $3.0 million for the three months ended September 30, 1999, to $2.0 million for the three months ended September 30, 2000, a decrease of $1.0 million or 33.33%. For the nine months ended September 30, 2000, the provision was $6.0 million, compared to $6.5 million for the same period in 1999, a decrease of $500,000 or 7.69%. The allowance for loan losses amounted to $27.6 million as of September 30, 2000, compared to $24.0 million as of December 31, 1999, an increase of $3.7 million or 15.27%. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb possible credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and current economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

OTHER INCOME

Total other income increased $1.0 million or 38.08% during the three months ended September 30, 2000, and increased $1.3 million or 15.22% during the nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

Service charges on deposit accounts and other fees increased $897,000 or 31.64% and $2.1 million or 24.84% for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding periods in 1999.

OPERATING EXPENSES

Total operating expenses decreased $2.4 million or 17.00% during the three months ended September 30, 2000, and $3.1 million or 7.64% for the nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

Salaries and employees' benefits, which is the largest component of total operating expenses, decreased $911,000 or 16.56% during the three months ended September 30, 2000, and $1.5 million or 9.53% for the nine months ended September 30, 2000, as compared to the corresponding 1999 periods. Such decreases were primarily the result of a strict cost reduction plan while at the same time supporting the expansion of the Company.

Equipment expenses increased $500,000 or 28.06% and $1.6 million or 34.48% for the three and nine months ended September 30, 2000, as compared to the same periods in 1999. The increases were the result of continued investment in technological resources to support expansion of the Company, increases on furniture and fixtures and equipment expenses, including depreciation, as well as on property taxes.

Advertising expense decreased $464,000 or 37.94% and $1.1 million or 32.31% for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding periods in 1999.

Other expenses decreased $1.5 million or 27.52% and $2.1 million or 12.89% for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding periods in 1999, again a decrease as a result of the strict cost control measures implemented.

PROVISION FOR INCOME TAXES

Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or a regular statutory rate up to 39%. The current provision for estimated Puerto Rico income taxes amounted to $2.3 million and $6.8 million for the three and the nine months ended September 30, 2000, respectively. Deferred income taxes reflect the impact of credit carryforwards and "temporary differences" between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

NET INCOME

Net income increased $1.7 million or 17.15% and $4.9 million or 17.08% for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase for the three and nine months ended September 30, 2000, is mainly due to a decrease in operating expenses and in the provisions for income taxes and loan losses.

MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company, as a financial holding company, is subject to regulation, supervision, and examination by the Federal Reserve Board. Westernbank, as a bank chartered under the laws of the Commonwealth of Puerto Rico, is subject to regulation, supervision and examination by the FDIC, as its primary federal regulator, and by the Puerto Rico Commissioner of Financial Institutions ("the Puerto Rico Commissioner").

The Company (on a consolidated basis) and Westernbank (the Companies) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Companies' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to financial holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, that the Companies met all capital adequacy requirements to which they are subjects.

As of September 30, 2000, the most recent notification from the FDIC categorized Westernbank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the FDIC notification that management believes have changed Westernbank's category.

The Companies' actual capital amounts and ratios as of September 30, 2000, are also presented in the table below:


                                                                                                                 Minimum To Be
                                                                                      Minimum               Well Capitalized Under
                                                                                      Capital                   Prompt Corrective
                                                          Actual                    Requirement                Action Provisions
                                                --------------------------    --------------------------   -----------------------
                                                  Amount            Ratio       Amount            Ratio      Amount         Ratio
                                                                                 (Dollars in Thousands)

Total Capital to Risk Weighted Assets:
     Consolidated                               $ 270,506           12.03%    $ 179,957             8.0%        N/A            N/A
     Westernbank                                  270,506           12.03       179,957             8.0     $ 224,946         10%

Tier I Capital to Risk Weighted Assets:
     Consolidated                                 242,867           10.93        88,873             4.0         N/A            N/A
     Westernbank                                  242,867           10.93        88,873             4.0       133,309         6.0

Tier I Capital to Average Assets:
     Consolidated                                 242,867            6.51       111,868             3.0         N/A            N/A
     Westernbank                                  242,867            6.51       111,868             3.0       186,447         5.0


The Company's ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any financial holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

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

September 30, 2000:



    Change in Interest Rate            Expected NII (1)                 Amount Change                    % Change
    -----------------------            ----------------                 -------------                    --------
                                   (Dollars in thousands)

       +200 Basis Points                    $94,299                      $(11,067)                       (10.50)%
         Base Scenario                      105,366                             -                             -
       -200 Basis Points                    117,112                        11,746                         11.15%


December 31, 1999:


    Change in Interest Rate            Expected NII (1)                 Amount Change                    % Change
    -----------------------            ----------------                 -------------                    --------
                                  (Dollars in thousands)

       +200 Basis Points                    $84,334                      $(16,330)                       (16.22)%
         Base Scenario                      100,664                             -                             -
       -200 Basis Points                    115,736                        15,072                         14.97%

---------

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

B - Reports on Form 8-K

No current reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000.

C - Exhibits

Exhibits filed as part of this Form 10-Q:
27-1     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Registrant:



                            W HOLDING COMPANY, INC.





Date:    November 14, 2000                  By: /s/ Frank C. Stipes
                                              ---------------------------------
                                            Frank C. Stipes, Esq.
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                            President



Date:    November 14, 2000                  By: /s/ Freddy Maldonado
                                              ---------------------------------
                                            Freddy Maldonado,
                                            Chief Financial Officer and Vice
                                            President of Finance and Investment