Form 10-K
period 2000-12-31
W HOLDING CO INC
filed 2001-03-02
CIK 1084887

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NO. 000-27377

                            W HOLDING COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           COMMONWEALTH OF PUERTO RICO                               66-0573197
         (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

 19 WEST MCKINLEY STREET, MAYAGUEZ, PUERTO RICO                         00680
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (787) 834-8000

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                    COMMON STOCK ($1.00 PAR VALUE PER SHARE)
                                (TITLE OF CLASS)

7.125% NONCUMULATIVE, CONVERTIBLE MONTHLY INCOME PREFERRED STOCK, 1998 SERIES A
                          ($1.00 PAR VALUE PER SHARE)
                                (TITLE OF CLASS)

7.25% NONCUMULATIVE, NON-CONVERTIBLE MONTHLY INCOME PREFERRED STOCK, 1999 SERIES
                                       B
                          ($1.00 PAR VALUE PER SHARE)
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant: $326,847,181 based on the closing sales price of $11.88 at February 28, 2001, for 27,512,389 shares.

Number of shares of Common Stock outstanding as of February 28, 2001: 41,501,700

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     W Holding Company, Inc. (the "Company") is a financial holding company offering a full range of financial services through its wholly owned subsidiary, Westernbank Puerto Rico ("Westernbank" or the "Bank"). The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. The business of the Company is conducted through Westernbank. The Bank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank, deposits in which are insured to applicable limits by the United States Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a full array of business and consumer financial services, including banking and trust services.

     In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

     The Company is the third largest, locally controlled banking company headquartered in Puerto Rico, based on total assets at December 31, 2000. The Company had total assets of $4.3 billion, net loans of $2.2 billion, deposits of $2.6 billion and stockholders' equity of $250.6 million at year end 2000. The Bank operates through 35 full service branch offices located throughout Puerto Rico, primarily in the Southwestern portion of the island, and a fully functional banking site on the Internet at www.wbpr.com.

     In recent years, Westernbank has emphasized expansion in the San Juan metropolitan area, having opened four branches there since 1998. The Bank has also focused on shifting its asset composition from primarily traditional long-term fixed rate residential loans to assets with shorter maturities and greater repricing flexibility, such as commercial real estate, business and consumer loan products, as well as investment securities.

     For segment information, please refer to Note 21 of the audited consolidated financial statements. The Company's financial performance is reported in two primary business segments, the operations of Westernbank in Puerto Rico and those of the Bank's division known as Westernbank International. The international division was established to offer commercial banking and related services outside of Puerto Rico. At year-end 2000, the international division reported total assets of $916.8 million, substantially all of which were investment securities and purchased loans. As of the date of this report, the Company does not conduct significant banking business outside of Puerto Rico.

     The Company's executive office is located at 19 West McKinley Street, Mayaguez, Puerto Rico; its telephone number is (787) 834-8000.

LENDING ACTIVITIES

     GENERAL. At December 31, 2000, the Bank's net loans, including mortgage loans held for sale, amounted to $2.21 billion or 51.83% of total assets.

     The following table sets forth the composition of the Bank's loan portfolio, including mortgage loans held for sale, by type of loan at the dates indicated.

                                                                        DECEMBER 31,
                        ------------------------------------------------------------------------------------------------------------
                                2000                   1999                   1998                  1997                 1996
                        --------------------   --------------------   --------------------   ------------------   ------------------
                          AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                        ----------   -------   ----------   -------   ----------   -------   --------   -------   --------   -------
                                                                   (DOLLARS IN THOUSANDS)
Residential real
 estate:
   Mortgage (1).......  $  785,853     35.5%   $  706,792     37.8%   $  407,245     29.9%   $230,416     29.4%   $142,990     22.9%
   Construction.......      80,905      3.7       101,979      5.5        69,215      5.1      24,192      3.1       3,226      0.5
Commercial, industrial
 and agricultural:
   Real estate........     887,084     40.2       677,924     36.2       518,893     38.1     234,071     29.8     187,944     30.1
   Business and
    other.............      99,483      4.5        79,343      4.3        72,235      5.3      40,001      5.1      40,351      6.5
Consumer and other
 (2)..................     383,903     17.4       329,682     17.6       309,509     22.7     269,316     34.3     261,137     41.9
                        ----------    -----    ----------    -----    ----------    -----    --------    -----    --------    -----
     Total loans......   2,237,228    101.3     1,895,720    101.4     1,377,097    101.1     797,996    101.7     635,648    101.9
Allowance for loan
 losses...............     (28,928)    (1.3)      (23,978)    (1.4)      (15,800)    (1.1)    (13,201)    (1.7)    (12,027)    (1.9)
                        ----------    -----    ----------    -----    ----------    -----    --------    -----    --------    -----
Loans, net............  $2,208,300    100.0%   $1,871,742    100.0%   $1,361,297    100.0%   $784,795    100.0%   $623,621    100.0%
                        ==========    =====    ==========    =====    ==========    =====    ========    =====    ========    =====

---------------
(1) Includes mortgage loans held for sale. At December 31, 2000, mortgage loans held for sale totaled $4.6 million.

(2) Includes consumer, loans on deposit, second mortgage, auto and credit card loans.

     Residential real estate mortgage loans at December 31, 2000 are mainly comprised of loans secured by first mortgages on one- to-four-family residential properties. At year end 2000, residential mortgage loans included $16.7 million of mortgages insured or guaranteed by government agencies of the United Stated or Puerto Rico.

     The Bank originated $425.8 million of commercial real estate loans during 2000. At year-end, commercial real estate loans totaled $887.1 million. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than other loans due to the dependency on income production and future development of real estate. Commercial real estate loans are collateralized by various types of property, including warehouse, retail and other business properties.

     Consumer loans at December 31, 2000, include secured and unsecured consumer loans totaling $311.1 million (of which $228.6 million are secured by real estate), credit card loans of $35.6 million and loans secured by deposits in the Bank totaling $37.1 million.

     During 2000, the Bank securitized $14.1 million, $22.6 million and $2.1 million of residential mortgage loans into Government National Mortgage Association, Fannie Mae and Federal Home Loan Mortgage Corporation participation certificates, respectively. The Bank continues to service outstanding loans which are securitized.

     The following table summarizes the contractual maturities of the Bank's total loans, excluding mortgage loans held for sale, for the periods indicated as of December 31, 2000. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

                                                                                      MATURITIES
                                                     ----------------------------------------------------------------------------
                                                                 AFTER ONE YEAR TO FIVE YEARS            AFTER FIVE YEARS
                                      BALANCE                   -------------------------------   -------------------------------
                                  OUTSTANDING AT     ONE YEAR       FIXED           VARIABLE          FIXED           VARIABLE
                                 DECEMBER 31, 2000   OR LESS    INTEREST RATES   INTEREST RATES   INTEREST RATES   INTEREST RATES
                                 -----------------   --------   --------------   --------------   --------------   --------------
                                                                          (IN THOUSANDS)
Residential real estate:
    Mortgage...................     $  781,213       $  2,538      $ 10,389         $     --         $519,171         $249,115
    Construction...............         80,905         55,224            --           25,681               --               --
Commercial, industrial and
  agricultural:
    Real estate (1)............        887,084        111,151       128,739           92,853           71,240          483,101
    Business and other.........         99,483         48,277        20,223           13,160            6,743           11,080
Consumer and other.............        383,903         84,491       137,448               --          161,964               --
                                    ----------       --------      --------         --------         --------         --------
        Total..................     $2,232,588       $301,681      $296,799         $131,694         $759,118         $743,296
                                    ==========       ========      ========         ========         ========         ========

---------------
(1) Includes foreign loans amounting to $5.5 million, secured by real estate collateral and unlimited guaranty of a Puerto Rico resident.

     As of December 31, 2000, the maximum unsecured amount which Westernbank could have loaned to one borrower and the borrower's related entities under applicable banking laws was approximately $31.0 million. The maximum loan to one borrower for secured debts at December 31, 2000 was $51.6 million. At such date, Westernbank's largest loan outstanding balance of a group of loans to one borrower aggregated $47.0 million, all of which loans are secured by real estate. The second largest loan outstanding balance to one borrower amounted to $29.9 million. At December 31, 2000, such loans were current.

     ORIGINATION, PURCHASE AND SALE OF LOANS. The Bank's loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.

     The Bank originates loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in Board of Director approved loan policies. Detailed loan applications are obtained to determine the borrower's ability to repay. Applications are verified through the use of credit reports, financial statements and other confirmations. Property valuations by Board of Director approved independent appraisers are required for mortgage loans. The Bank's Credit Committee approval is required for all residential and commercial real estate loans originated up to $1.0 million, and all other commercial loans from $250,000 up to $3.0 million. Loans in excess of $1.0 million are also reviewed by the full Board of Directors, including those loans approved by the Credit Committee.

     It is the Bank's policy to require borrowers to provide title insurance policies certifying or ensuring that the Bank has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance policies prior to closing and, when required by the Department of Housing and Urban Development, flood insurance policies. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they fall due.

     Westernbank originates most of its residential real estate loans as conforming loans, eligible for sale in the secondary market. The loan-to-value ratio at the time of origination on residential mortgages is generally 75%, except that the Bank may lend up to 90% of the lower of the purchase price or appraised value of residential properties if private mortgage insurance is obtained by the borrower for amounts in excess of 80%.

     The Bank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower's real property, payable in monthly installments for terms ranging from ten to 40 years.

Adjustable rates are indexed to specified prime rate or LIBOR. All 30 year conforming mortgages are originated with the intent to sell.

     In addition to its residential loan originations, the Bank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. In 2000 and 1999, Westernbank purchased $261.8 million and $375.5 million, of such loans, respectively.

     The Bank originates primarily floating and adjustable rate commercial business and real estate loans. The Bank also makes real estate construction loans subject to firm permanent financing commitments.

     The Bank offers different types of consumer loans in order to provide a full range of financial services to its customers. The Bank offers various types of secured and unsecured consumer loans with varying amortization schedules. In addition, the Bank makes fixed-rate residential second mortgage loans.

     The Bank offers the service of VISA and Master Card. At December 31, 2000, there were approximately 25,951 outstanding accounts, with an aggregate outstanding balance of $35.6 million and unused credit card lines available of $40.2 million.

     In connection with all consumer and second mortgage loans originated, the Bank's underwriting standards include a determination of the applicants payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2000, $1.9 million or 0.50% of the consumer loan portfolio consisted of loans more than 60 days delinquent in payment.

     Commercial loans have increased from $757.3 million as of December 31, 1999 to $986.6 million as of December 31, 2000. As of December 31, 2000, $5.5 million or .53% of the commercial loan portfolio consisted of loans more than 60 days delinquent in payment.

     The following table reflects the Bank's net portfolio loan origination, purchase, and sale activities for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------
                                                    2000         1999         1998        1997       1996
                                                 ----------   ----------   ----------   --------   --------
                                                                       (IN THOUSANDS)
Beginning balance of net loan, including
  residential real estate mortgage loans held
  for sale.....................................  $1,871,742   $1,361,297   $  784,795   $623,621   $501,201
Residential real estate mortgage loans held for
  sale originated..............................      44,389       63,812       75,660     39,506     32,321
Residential real estate mortgage loans held for
  sale securitized and transferred to trading
  and available for sale securities............     (38,289)     (68,350)     (71,217)   (53,963)   (30,056)
Sales of residential real estate mortgage loans
  held for sale................................      (3,123)          --
Residential real estate mortgage and
  construction loans originated and
  purchased....................................     347,154      449,055      299,397    135,719     26,653
Residential real estate mortgage loans sold....          --      (20,101)
Residential real estate mortgage loans
  foreclosed...................................        (569)        (291)      (1,233)      (176)      (613)
Residential real estate mortgage and
  construction loans repayments (1)............    (291,575)     (91,814)     (80,755)   (12,694)   (20,681)
Commercial loans-net increase (1)..............     229,300      166,139      317,056     45,777     92,220
Auto loans purchased...........................          --                                          20,359
Auto loans repayments..........................      (4,386)      (5,716)     (12,283)   (26,150)   (32,717)
Auto loans sold................................          --                    (1,671)
Loans on savings-net increase (decrease).......       1,843       (2,286)         631      5,962      6,140
Other consumer and credit card loans-net
  increase(1)..................................      56,764       28,175       53,516     28,367     27,177
Decrease (increase) in allowance for loan
  losses.......................................      (4,950)      (8,178)      (2,599)    (1,174)     1,617
                                                 ----------   ----------   ----------   --------   --------
End Balance....................................  $2,208,300   $1,871,742   $1,361,297   $784,795   $623,621
                                                 ==========   ==========   ==========   ========   ========
Net increase in net loan, including mortgage
  loans held for sale..........................  $  336,558   $  510,445   $  576,502   $161,174   $122,420
                                                 ==========   ==========   ==========   ========   ========

---------------
(1) Excludes effect of amounts charged off.

     INCOME FROM LENDING ACTIVITIES. The Bank realizes interest income and fee income from its lending activities. For the most part, interest rates charged by the Bank on loans depend upon the general interest rate environment, the demand for loans and the availability of funds. The Bank also receives fees for originating and committing to originate or purchase loans and also charges service fees for the assumption of loans, late payments, inspection of properties, appraisals and other miscellaneous services.

     Loan origination and commitment fees vary with the volume and type of loans and commitments made and sold and with competitive conditions in the residential and commercial mortgage markets. The Bank accounts for loan origination and commitment fees based on the Financial Accounting Standards Board Statement No.
91. Loan origination fees and related direct loan origination costs are deferred and amortized over the life of the related loans as a yield adjustment. Commitment fees are also deferred and amortized over the life of the related loans as a yield adjustment. If the commitment expires unexercised, the fee is taken into income.

     In accordance with requirements of Financial Accounting Standards Board Statement No. 140, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65 ("SFAS 140"), the Bank recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. SFAS 125 also requires that the entities assess the capitalized mortgage servicing rights for impairment based on the fair value of those rights.

     NON PERFORMING LOANS AND FORECLOSED REAL ESTATE. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower. In most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank will generally institute measures to remedy the default. If a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which the Bank may acquire the property. Thereafter, if the Bank acquires the property, such acquired property is appraised and included in the Bank's foreclosed real estate held for sale account at the fair value at the date of acquisition. Then this asset is carried at the lower of fair value less estimated costs to sell or cost until the property is sold. In the event that the property is not sold in the foreclosure sale or sold at a price insufficient to cover the payment of the loan, the debtor remains liable for the deficiency of the judgment.

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

     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by the Bank at the dates indicated:

                                                                  AT DECEMBER 31,
                                                   ---------------------------------------------
                                                    2000      1999     1998      1997      1996
                                                   -------   ------   -------   -------   ------
                                                                  (IN THOUSANDS)
Residential real estate mortgage and construction
  loans..........................................  $ 1,817   $1,719   $ 1,183   $ 1,651   $1,401
Commercial, industrial and agricultural loans....    6,140    4,366     5,427     4,988    4,360
Consumer loans...................................    1,733      870     1,172       967      374
                                                   -------   ------   -------   -------   ------
     Total non-performing loans..................    9,690    6,955     7,782     7,606    6,135
Foreclosed real estate held for sale.............    2,454    2,232     3,271     2,396    2,822
                                                   -------   ------   -------   -------   ------
     Total non-performing loans and foreclosed
       real estate held for sale.................  $12,144   $9,187   $11,053   $10,002   $8,957
                                                   =======   ======   =======   =======   ======
Interest which could have been recorded if the
  loans had not been classified as
  non-performing.................................  $   979   $  514   $ 1,027   $   713   $  398
                                                   =======   ======   =======   =======   ======
     Total non-performing loans as a percentage
       of total loans receivable, including
       mortgage loans held for sale..............     0.44%    0.37%     0.56%     0.95%    0.97%
                                                   =======   ======   =======   =======   ======
     Total non-performing loans and foreclosed
       real estate held for sale as a percentage
       of total assets...........................     0.28%    0.27%     0.45%     0.64%    0.70%
                                                   =======   ======   =======   =======   ======

     As of December 31, 2000, there was only one non-accrual loan with a principal balance in excess of $500,000.

     ALLOWANCE FOR LOAN LOSSES. The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

          The Formula Allowance. The formula allowance is calculated by applying loss factors to outstanding loans not otherwise covered by specific allowances. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

           - Loan loss factors for commercial loans, including construction and land acquisition loans, are based on historical loss trends for three years, as adjusted for management's expected increase in the loss factors given the significant increase in such loan portfolios over the last few years.

           - Pooled loan loss factors are also based on historical loss trends for one to three years. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans.

          Specific Allowances for Identified Problem Loans and Portfolio Segments. Specific allowances are established and maintained where management has identified significant conditions or circumstances related to a credit or portfolio segment that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

          In addition, the specific allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan."

          The Unallocated Allowance. An unallocated allowance is established recognizing the estimation risk associated with the formula and specific allowances. It is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the formula and specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions; collateral values; loan volumes and concentrations; seasoning of the loan portfolio; recent loss experience in particular segments of the portfolio; and regulatory examination results, and findings of our internal credit examiners. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

     At December 31, 2000, the Bank's allowance for loan losses was $28.9 million, consisting of $22.0 million formula allowance, $2.0 million of specific allowances and $4.9 million of unallocated allowance. As of December 31, 2000, the allowance for loan losses equals 1.29% of total loans, and 298.5% of total non-performing loans, compared with an allowance for loan losses at December 31, 1999 of $24.0 million, or 1.26% of total loans, and 344.8% of total non-performing loans.

     During 2000, there were no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                  2000      1999      1998      1997      1996
                                                 -------   -------   -------   -------   -------
                                                             (DOLLARS IN THOUSANDS)
Balance, beginning of year.....................  $23,978   $15,800   $13,201   $12,027   $13,644
                                                 -------   -------   -------   -------   -------
Loans charged off:
  Consumer loans...............................    4,760     5,154     4,090     2,458     1,525
  Commercial, industrial and agricultural
     loans.....................................      372     1,913       134       139       444
  Real estate-mortgage and construction
     loans.....................................      231       291                   4       701
                                                 -------   -------   -------   -------   -------
       Total loans charged off.................    5,363     7,358     4,224     2,601     2,670
                                                 -------   -------   -------   -------   -------
Recoveries of loans previously charged off:
  Consumer loans...............................      795     1,003       601       480       451
  Commercial, industrial and agricultural
     loans.....................................      594       335        42       184       577
  Real estate-mortgage and construction
     loans.....................................      224       198       180       411        25
                                                 -------   -------   -------   -------   -------
       Total recoveries of loans previously
          charged off..........................    1,613     1,536       823     1,075     1,053
                                                 -------   -------   -------   -------   -------
Net loans charged off..........................    3,750     5,822     3,401     1,526     1,617
Provision for loan losses......................    8,700    14,000     6,000     2,700
                                                 -------   -------   -------   -------   -------
Balance, end of year...........................  $28,928   $23,978   $15,800   $13,201   $12,027
                                                 =======   =======   =======   =======   =======
Ratios:
  Allowance for loan losses to total loans.....     1.29%     1.26%     1.15%     1.65%     1.89%
  Provision for loan losses to net loans
     charged off...............................   232.00%   240.47%   176.42%   176.93%       --
  Recoveries of loans to loans charged off in
     previous year.............................    21.92%    36.36%    31.64%    40.26%   109.92%
  Net loans charged off to average loans.......     0.19%     0.35%     0.32%     0.22%     0.29%
  Allowance for loans losses to
     non-performing loans......................   298.53%   344.76%   203.03%   173.56%   196.04%

     The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the "Loans" table on page 3.

                                                                          DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                      2000                1999                1998                1997                1996
                                -----------------   -----------------   -----------------   -----------------   -----------------
                                AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
                                -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                                     (DOLLARS IN THOUSANDS)
Commercial, industrial and
 agricultural loans...........  $16,273    44.1%    $11,772    39.9%    $ 7,747    42.9%    $ 5,143    34.4%    $ 6,884    35.9%
Consumer loans................    7,194    17.2       5,718    17.4       5,044    22.5       3,629    33.7       3,480    41.1
Residential real
 estate-mortgage and
 construction-loans...........      526    38.7       1,743    42.7       1,043    34.6         551    31.9         430    23.0
Unallocated...................    4,935      --       4,745      --       1,966      --       3,878      --       1,233      --
                                -------    ----     -------    ----     -------    ----     -------    ----     -------    ----
  Total allowance for loan
    losses....................  $28,928     100%    $23,978     100%    $15,800     100%    $13,201     100%    $12,027     100%
                                =======    ====     =======    ====     =======    ====     =======    ====     =======    ====

     Loans are classified as impaired or not impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, which was implemented in 1995. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the agreement.

     The Bank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding

$500,000) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment, loans that are recorded at fair value or at the lower of cost of market are not evaluated for impairment. The portfolio of mortgage and consumer are considered homogeneous and are evaluated collectively for impairment.

     Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company's overall allowance for loan losses.

     The following table sets forth information regarding the investment on impaired loans:

                                             2000      1999      1998     1997     1996
                                            -------   -------   ------   ------   ------
                                                           (IN THOUSANDS)
Investment on impaired loans:
  Covered by a valuation allowance........  $ 8,040   $ 8,136   $5,499   $1,465   $1,536
  Do not require a valuation allowance....    4,834     4,947    4,309    4,234    4,800
                                            -------   -------   ------   ------   ------
          Total...........................  $12,874   $13,083   $9,808   $5,699   $6,336
                                            =======   =======   ======   ======   ======
Valuation allowance on impaired loans.....  $ 1,157   $ 1,268   $1,120   $  248   $  140
                                            =======   =======   ======   ======   ======
Average investment on impaired loans......  $11,873   $14,919   $6,561   $5,646   $6,292
                                            =======   =======   ======   ======   ======
Interest collected on impaired loans......  $   780   $ 1,470   $  242   $  220   $  192
                                            =======   =======   ======   ======   ======

INVESTMENT ACTIVITIES

     The Bank's investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to both the Investment Committee composed of members of the Board of Directors, as well as the President and Chief Executive Officer and the Chief Financial Officer.

     The Investment Department is authorized to purchase and sell federal funds, interest bearing deposits in banks, banker's acceptances of commercial banks insured by the FDIC, mortgage and other assets-backed securities, Puerto Rico and U.S. Government and agency obligations, municipal securities rated A or better by any of the nationally recognized rating agencies and commercial paper rated P-1 by Moody's Investors Service, Inc or A-1 by Standard and Poor's, a Division of the McGraw-Hill Companies, Inc. In addition, the Investment Department is responsible for the pricing and sale of reverse repurchase agreements. See "Sources of Funds -- Borrowings" and "Equity Risk Investments."

     The Bank's investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

     The following table presents the carrying value of investments as of year end for each of the years indicated:

                                                        2000         1999        1998
                                                     ----------   ----------   --------
                                                               (IN THOUSANDS)
Held to maturity:
  US Government and agency obligations.............  $1,367,417   $1,029,450   $727,584
  Puerto Rico Government and agency obligations....      13,769       16,668     14,818
  Other investments................................      86,414       17,165         --
  Mortgage and other asset-backed securities.......     189,087      111,249    129,446
                                                     ----------   ----------   --------
          Total....................................  $1,656,687   $1,174,532   $871,848
                                                     ==========   ==========   ========
Available for sale- mortgage-backed securities.....  $   27,806   $   22,185   $ 15,231
                                                     ==========   ==========   ========
Trading securities- mainly mortgage-backed
  securities.......................................  $    2,161   $    1,289   $  5,090
                                                     ==========   ==========   ========

     The carrying amount of investment securities at December 31, 2000, by contractual maturity (excluding mortgage and others asset- backed securities), are shown below:

                                                               CARRYING      WEIGHTED
                                                                AMOUNT     AVERAGE YIELD
                                                              ----------   -------------
                                                                    (IN THOUSANDS)
US Government and agency obligations:
  Due within one year or less...............................  $   35,960       6.27%
  Due after one year through five years.....................     258,500       7.38
  Due after five years through ten years....................      81,576       7.11
  Due after ten years.......................................     991,381       6.78
                                                              ----------       ----
                                                               1,367,417       6.90
                                                              ----------       ----
Puerto Rico Government and agency obligations:
  Due after one year through five years.....................         602       7.60
  Due after five years through ten years....................      11,127       7.41
  Due after ten years.......................................       2,040       6.15
                                                              ----------       ----
                                                                  13,769       7.23
                                                              ----------       ----
Other:
  Due within one year.......................................      34,993       6.61
  Due after one year through five years.....................      30,258       7.41
  Due after ten years.......................................      21,163       8.33
                                                              ----------       ----
                                                                  86,414       7.32
                                                              ----------       ----
          Total.............................................   1,467,600       6.93
                                                                               ----
Mortgage and other asset-backed securities..................     219,054       8.25
                                                              ----------       ----
          Total.............................................  $1,686,654       7.10%
                                                              ==========       ====

     Mortgage and other asset-backed securities at December 31, 2000, consists of:

                                                              (IN THOUSANDS)
Trading securities -- Government National Association (GNMA)
  certificates..............................................     $  2,161
                                                                 --------
  Available for sale -- GNMA certificates...................       27,806
                                                                 --------
  Held to maturity:
     Federal Home Loan Mortgage Corporation (FHLMC)
      certificates..........................................       16,986
     GNMA certificates......................................       23,113
     FNMA certificates......................................       12,705
     Collateralized mortgage obligations (CMO)
      certificates..........................................       66,184
     Other..................................................       70,099
                                                                 --------
          Total held to maturity............................      189,087
                                                                 --------
          Total mortgage and other asset-backed
            securities......................................     $219,054
                                                                 ========

SOURCES OF FUNDS

     GENERAL. Deposits, reverse repurchase agreements, Federal Home Loan Bank ("FHLB") advances and term notes are the primary sources of the Bank's funds for use in lending and for other general business purposes. In addition, the Bank obtains funds in the form of loan repayments and income from operations and the maturities and repayments of securities. Loan repayments are a relatively stable source of funds, while net increases in deposits and reverse repurchase agreements are significantly influenced by general interest rates and money market conditions. Short-term borrowings from the FHLB of New York is used to compensate for reductions in normal sources of funds such as savings inflows at less than projected levels.

     DEPOSITS. The Bank offers a diversified choice of deposit accounts. At December 31, 2000, the Bank had total deposits of $2.6 billion (excluding accrued interest payable), of which $416.7 million or 16.00% consisted of savings deposits, $117.4 million or 4.50% consisted of interest bearing demand deposits, $120.6 million or 4.63% consisted of noninterest bearing deposits, and $2.0 billion or 74.87% consisted of time deposits. Time deposits include $1.3 billion of brokered deposits. These accounts have historically been a stable source of funds. The Bank also offers negotiable order of withdrawal ("NOW") accounts, Super Now Accounts, special checking accounts and commercial demand accounts. At December 31, 2000, the scheduled maturities of time certificates of deposit and other time deposits in amounts of $100,000 or more are as follows:

                                                (IN THOUSANDS)
3 months or less..............................     $165,004
over 3 months through 6 months................       56,594
over 6 months through 12 months...............       51,412
over 12 months................................       35,341
                                                   --------
          Total...............................     $308,351
                                                   ========

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

                                    2000                   1999                   1998
                            --------------------   --------------------   --------------------
                             AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
                              AMOUNT      RATE       AMOUNT      RATE       AMOUNT      RATE
                            ----------   -------   ----------   -------   ----------   -------
                                                  (DOLLARS IN THOUSANDS)
Time deposits.............  $1,765,493    6.34%    $1,377,977    5.44%    $  800,139    5.49%
Savings deposits..........     407,636    3.06%       405,288    3.07        372,696    3.04
Interest bearing demand
  deposits................      97,168    3.28%       105,774    2.93         91,308    3.00
Noninterest bearing demand
  deposits................     118,632      --        120,059      --         75,302      --
                            ----------    ----     ----------    ----     ----------    ----
          Total...........  $2,388,929    5.34%    $2,009,098    4.51%    $1,339,445    4.31%
                            ==========    ====     ==========    ====     ==========    ====

     The increase in deposits during the last three years is mainly the result of the increase in the volume of business.

     BORROWINGS. The following table sets forth the borrowings of the Bank at the dates indicated:

                                                                DECEMBER 31,
                                                      --------------------------------
                                                         2000        1999       1998
                                                      ----------   --------   --------
                                                               (IN THOUSANDS)
Reverse repurchase agreements.......................  $1,179,073   $729,968   $506,325
Term notes..........................................      48,000     79,000     84,000
Advances from FHLB..................................     120,000     70,000     31,000
                                                      ----------   --------   --------
          Total.....................................  $1,347,073   $878,968   $621,325
                                                      ==========   ========   ========

     The Bank has made use of institutional reverse repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Such agreements are collateralized with investment securities. The Bank had $1,179.1 million in total reverse repurchase agreements outstanding at December 31, 2000, at a weighted average rate of 6.10%. Reverse repurchase agreements outstanding thereafter as of December 31, 2000, mature as follows: $104.9 million within 30 days; $65.4 million in 2001; $164.6 million in 2005; and $844.2 million in 2010.

     At December 31, 2000, the Bank had outstanding $48.0 million of term notes payable, consisting of variable rate notes (83% to 89% of three month LIBID rate), at a weighted average rate of 5.40%. At such date, $5.0 million of such notes mature in 2001, and $43.0 million mature in 2002.

     Westernbank also obtains advances from FHLB of New York. As of December 31, 2000, Westernbank had $120.0 million in outstanding FHLB advances at a weighted average rate of 6.30%. Advances from FHLB mature as follows: $64 million in 2001; $14 million in 2005 and $42.0 million in 2010.

     The following table presents certain information regarding the Bank's short-term borrowings for the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                           2000       1999      1998
                                                         --------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
Amount outstanding at year end.........................  $170,225   $174,266   $47,345
Monthly average outstanding balance....................   274,669    171,914   113,574
Maximum outstanding balance at any month-end...........   472,916    276,956   338,169
Weighted average interest rate:
     For the year......................................      6.29%      5.22%     5.51%
     At year end.......................................      6.65       5.86      5.25

     The Bank enters into interest-rate swap agreements in managing its interest rate exposure. Interest-rate swap transactions generally involve the exchange of fixed-and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. The notional amounts are amounts in which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.

     At December 31, 2000 and 1999, the Bank had outstanding interest swap agreements with other financial institutions, used to hedge the interest rate risk on $40.0 million term notes and $50.0 million FHLB advance, bearing variable rates, and $730.8 million fixed rate certificates of deposit liabilities.

YIELDS EARNED AND RATES PAID

     The net income of the Bank depends primarily upon the difference or spread between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income was $73.1 million in 1998, $102.2 million in 1999 and $98.5 million in 2000. The decrease in 2000 reflects increases in interest expense on deposits, reverse repurchase agreements and FHLB advances associated with a rising interest rate scenario for most of last year that offset the increases in interest income on loans, investment securities and money market instruments. The increase in 1999 was mainly the result of increases in interest income from loans, investment securities and money market instruments which were partially offset by a decrease on interest from mortgage-backed securities and increases on interest expense on deposits and reverse repurchase agreements.

     The following table reflects the interest income and interest expense, the average balance, the average yield and the average rate paid for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated:

                                           INTEREST                        AVERAGE BALANCE                 AVERAGE RATE
                                ------------------------------   ------------------------------------   ------------------
                                  2000       1999       1998        2000         1999         1998      2000   1999   1998
                                --------   --------   --------   ----------   ----------   ----------   ----   ----   ----
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1)...................  $183,497   $151,398   $102,913   $2,023,169   $1,686,477   $1,084,430   9.07%  8.98%  9.49%
  Mortgage and other asset-
    backed securities (2).....    12,387      9,490      9,946      142,911      122,496      144,984   8.67   7.75   6.86
  Investment securities (3)...    84,532     65,926     40,519    1,253,011    1,009,945      596,255   6.75   6.53   6.80
  Money market instruments....    10,171      6,173      4,068      160,224      119,851       77,751   6.35   5.15   5.23
                                --------   --------   --------   ----------   ----------   ----------   ----   ----   ----
Total interest-earning
  assets......................   290,587    232,987    157,446    3,579,315    2,938,769    1,903,420   8.12   7.93   8.28
                                --------   --------   --------   ----------   ----------   ----------   ----   ----   ----
Interest-bearing liabilities:
  Deposits....................   127,640     90,554     57,733    2,388,929    2,009,098    1,339,445   5.34   4.51   4.31
  Reverse repurchase
    agreements................    53,968     33,511     20,466      847,028      672,657      392,868   6.37   4.98   5.21
  Term notes..................     3,609      3,932      4,870       74,863       83,785      101,341   4.82   4.69   4.81
  Advances from FHLB..........     6,920      2,809      1,239      106,715       51,476       23,059   6.48   5.46   5.37
                                --------   --------   --------   ----------   ----------   ----------   ----   ----   ----
Total interest-bearing
  liabilities.................   192,137    130,806     84,308    3,417,535    2,817,016    1,856,713   5.62   4.64   4.54
                                --------   --------   --------   ----------   ----------   ----------   ----   ----   ----
Net interest income...........  $ 98,450   $102,181   $ 73,138                                          2.50%  3.29%  3.74%
                                ========   ========   ========                                          ====   ====   ====
Net interest-earning assets...                                   $  161,780   $  121,753   $   46,707
                                                                 ==========   ==========   ==========
Net yield on interest-earning
  assets (4)..................                                                                          2.75%  3.48%  3.84%
                                                                                                        ====   ====   ====
Interest-earning assets to
  interest-bearing liabilities
  ratio.......................                                       104.73%      104.32%      102.52%
                                                                 ==========   ==========   ==========

---------------
(1) Includes loans held for sale. Average loans exclude non-performing loans.

(2) Includes mortgage-backed securities available for sale and for trading purposes.

(3) Includes trading account securities and investments available for sale.

(4) Net interest income divided by average interest-earning assets.

     The following table sets forth information regarding changes in interest income and interest expense for the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume times old rate) and (2) changes in rates (changes in rate times old volume). The changes that are not due solely to volume or rate are allocated based on the proportion of the change in each category.

                                                        YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------
                                              2000 VS. 1999                  1999 VS. 1998
                                       ----------------------------   ---------------------------
                                       VOLUME      RATE      TOTAL    VOLUME     RATE      TOTAL
                                       -------   --------   -------   -------   -------   -------
                                                             (IN THOUSANDS)
Interest income:
  Loans (1)..........................  $30,522   $  1,577   $32,099   $54,321   $(5,836)  $48,485
  Mortgage and other assets-backed
     securities (2)..................    1,691      1,206     2,897    (2,743)    2,287      (456)
  Investment securities (3)..........   16,333      2,273    18,606    26,938    (1,531)   25,407
  Money market instruments...........    3,640        358     3,998     2,169       (64)    2,105
                                       -------   --------   -------   -------   -------   -------
Total increase (decrease) in interest
  income.............................   52,186      5,414    57,600    80,685    (5,144)   75,541
                                       =======   ========   =======   =======   =======   =======
Interest expense:
  Deposits...........................   18,722     18,364    37,086    30,072     2,749    32,821
  Reverse repurchase agreements......    9,854     10,603    20,457    13,976      (932)   13,044
  Term notes.........................     (427)       104      (323)     (826)     (112)     (938)
  Advances from FHLB.................    3,497        614     4,111     1,550        21     1,571
                                       -------   --------   -------   -------   -------   -------
Total increase in interest expense...   31,646     29,685    61,331    44,772     1,726    46,498
                                       -------   --------   -------   -------   -------   -------
Increase (decrease) in net interest
  income.............................  $20,540   $(24,271)  $(3,731)  $35,913   $(6,870)  $29,043
                                       =======   ========   =======   =======   =======   =======

---------------
(1) Includes loans held for sale.

(2) Includes mortgage-backed securities available for sale and trading securities.

(3) Includes investments available for sale.

     The following table sets forth, for the periods indicated, certain ratios reflecting the productivity and profitability of the Company:

                                                              YEAR ENDED DECEMBER 31, (1)
                                                              ----------------------------
                                                               2000      1999       1998
                                                              ------   --------   --------
Return on total assets (2)..................................   1.17%      1.27%      1.42%
Return on common stockholders' equity (3)...................  24.75      24.57      24.42
Dividend payout ratio to common stockholders (4)............  21.42      20.48(5)   18.30(5)
Equity-to-asset ratio (6)...................................   6.21       6.46       6.35

---------------
(1) Averages computed by using beginning and end of year balances.

(2) Net income divided by average total assets.

(3) Net income attributable to common stockholders divided by average common stockholders' equity.

(4) Common stockholders' dividend declared divided by net income attributable to common stockholders.

(5) Includes, on a pro-forma basis, $2,525,000 dividends corresponding to the second semester of 1998, which were declared for stockholders of record on January 15, 1999, and paid on January 25, 1999. The amount was excluded from the 1999 ratio.

(6) Average net worth divided by average total assets.

MARKET AREA AND COMPETITION

     The Company operates through 35 full service branch offices throughout Puerto Rico, primarily in the Southwestern portion of the island. In recent years, the Company has expanded into the San Juan metropolitan area, where it now has four branches. In addition, the Company has four branches in northeastern Puerto Rico. As of December 31, 2000, the Company was the third largest locally controlled banking company headquartered in Puerto Rico, based on total assets.

     The Company competes mainly with other commercial banks in attracting and retaining deposits and in making real estate and commercial loans. At year end 2000, there were approximately 13 other banks, including affiliates of banks headquartered in the United States, Canada and Spain, operating branches in Puerto Rico.

COMMUNITY REINVESTMENT

     Under the Community Reinvestment Act ("CRA"), as implemented by federal regulations, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The CRA rated the Company as having a "satisfactory record of meeting community credit needs."

EMPLOYEES

     At December 31, 2000, the Company had 749 full-time employees, including its executive officers; and 4 part time employees.

REGULATION

     FEDERAL REGULATION. The Company is a financial holding company subject to the regulation, supervision, and examination of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is required to file periodic reports and other information with the Federal Reserve Board, and the Federal Reserve Board may conduct examinations of the Company.

     The Company is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a ratio of Tier 1 capital to total average assets of 4.0% to 5.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The Federal Reserve Board's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. As of December 31, 2000, the Company's ratio of Tier 1 capital to total average assets was 6.02%, its ratio of Tier 1 capital to risk-weighted assets was 10.65%, and its ratio of qualifying total capital to risk-weighted assets was 11.73%.

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

     The Federal Reserve Board is empowered to initiate cease and desist proceedings and other supervisory actions for violations of the Bank Holding Company Act, or the Federal Reserve Board's regulations, orders or notices issued thereunder. Under applicable regulations, banks and bank holding companies which do not meet minimum capital adequacy guidelines are considered to be undercapitalized and are required to submit an acceptable plan for achieving capital adequacy.

     Federal Reserve Board approval is required if the Company seeks to acquire direct or indirect ownership or control of any voting shares of a bank if, after such acquisition, the Company would own or control directly or indirectly more than 5% of the voting stock of the bank. Federal Reserve Board approval also must be obtained if a financial holding company acquires all or substantially all of the assets of a bank or merges or consolidates with another bank holding company.

     Under the Change in Bank Control Act, persons who intend to acquire control of a financial holding company, either directly or indirectly or through or in concert with one or more persons, must give 60 days' prior written notice to the Federal Reserve Board. "Control" would exist when an acquiring party directly or indirectly has voting control of at least 25% of the Company's voting securities or the power to direct the management or policies of the Company. Under Federal Reserve Board regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party has ownership, control or the power to vote at least 10% (but less than 25%) of the Company's common stock.

     Under Puerto Rico law, no person or company may acquire direct or indirect control of a holding company without first obtaining the prior approval of the Puerto Rico Commissioner of Financial Institutions (the "Puerto Rico Commissioner"). Control is defined to mean the power to, directly or indirectly, direct or decisively influence the management or the operations of the holding company. Control is presumed to exist if a person or entity, or group acting in concert, would become the owner, directly or indirectly, of more than 5% of the voting stock of the holding company as a result of the transfer of voting stock, and such person, entity or group did not own more than 5% of the voting stock prior to the transfer.

     The Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove any purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, order or directive of the Federal Reserve Board, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues. Notwithstanding the foregoing, any redemption of the Company's Series A or Series B preferred stock will require the prior approval of the Federal Reserve Board.

     PUERTO RICO BANKING LAW. Westernbank is a bank chartered under the Puerto Rico Banking Law and its deposit accounts are insured up to applicable limits by the FDIC under SAIF and BIF. Westernbank is subject to extensive regulation by the Puerto Rico Commissioner as its chartering agency, and by the FDIC as the deposit insurer. Westernbank must file reports with the Puerto Rico Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Puerto Rico Commissioner and the FDIC conduct periodic examinations to assess Westernbank's compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

     The Puerto Rico Banking Law requires that at least 10% of the yearly net income of Westernbank be credited annually to a reserve fund. This must be done every year until the reserve fund is equal to the total paid-in capital for common stock and preferred stock. At December 31, 2000, Westernbank had an adequate reserve fund established. The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess is charged against the undistributed profits of the bank, and the balance, if any, is charged against and reduces the reserve fund. If there is no reserve fund sufficient to cover the entire amount, the excess amount is charged against the capital account and no dividend can be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital.

     Under the Puerto Rico Banking Law, Westernbank must maintain a legal reserve in an amount equal to at least 20% of Westernbank's demand liabilities, except certain government deposits. At December 31, 2000, Westernbank had a legal reserve of 181.75%.

     The Puerto Rico Regulatory Financial Board (the "Financial Board") which is part of the Office of the Commissioner, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth of Puerto Rico. In February 1992 and again in November 1997, the Financial Board approved regulations which provide that the applicable interest rate on loans to individuals and unincorporated businesses is to be determined by free competition. The Financial Board also has authority to regulate the maximum finance charges on retail installment sales contracts, including credit card purchases, which are currently set at 21%. There is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances, and insurance premiums.

     CAPITAL REQUIREMENTS. Westernbank is subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on the Company. The FDIC regulations require that Westernbank maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, Westernbank must maintain a ratio of Tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on Westernbank's CAMELS rating. As of December 31, 2000, Westernbank's ratio of total capital to risk-weighted assets was 11.73%, its ratio of Tier 1 capital to risk-weighted assets was 10.65 %, and its ratio of Tier 1 capital to average total assets was 6.02%.

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

     ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. State banks are limited in their investments and activities engaged in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that such activity or investment would pose no significant risk to the SAIF and BIF. The FDIC has by regulation determined that certain real estate investment activities do not present a significant risk to the SAIF and BIF, provided they are conducted in accordance with the regulations. Provisions of the Gramm-Leach-Bliley Act, passed in 1999, permit national banks to establish financial subsidiaries that may engage in the activities permissible for financial holding companies, other than insurance underwriting, merchant banking and real estate development and investment activities. In order to exercise this authority, a bank and its depository institution affiliates must be well-capitalized, well-managed and have CRA ratings of at least "satisfactory." For a state bank, such activities also must be permissible under relevant state law.

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

     DEPOSIT INSURANCE. Westernbank is subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. The FDIC implements a risk-based deposit insurance assessment system. Deposit insurance assessment rates currently are within a range of $0.00 to $0.27 per $100 of insured deposits, depending on the assessment risk classification assigned to each institution. Under current FDIC assessment guidelines, Westernbank expects that it will not incur any FDIC deposit insurance assessments during the next fiscal year, although the current system for assigning assessment risk classifications to insured depository institutions is being reviewed by the FDIC and the deposit insurance assessments are subject to change. Westernbank is subject to separate assessments to repay bonds ("FICO bonds") issued in the late 1980's to recapitalize the former Federal Savings and Loan Insurance Corporation. The assessment for the payments on the FICO bonds for the quarter beginning on January 1, 2001 is 1.96 basis points for BIF-assessable and SAIF-assessable deposits. Most of Westernbank's deposits are presently insured by SAIF.

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

     In addition, Sections 22 (h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22 (h), loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution's loans to one borrower limit (generally equal to 15% of the institution's impaired capital and surplus). Section 22 (h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the financial institution. Section 22 (h) also requires prior board approval for certain loans, and the aggregate amount of extensions of credit by a financial institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22 (h) places additional restrictions on loans to executive officers.

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

     PROMPT CORRECTIVE ACTION. Under the FDIC's prompt corrective action regulations, insured institutions will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3%, and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. Under certain circumstances, the FDIC can reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2000, Westernbank qualified as a "well capitalized" institution.

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

FEDERAL HOME LOAN BANK SYSTEM

     Westernbank is a member of the FHLB System. The System consists of 12 regional Federal Home Loan Banks, with each subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Westernbank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to; the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its FHLB advances outstanding or one percent of thirty percent of total assets. At December 31, 2000, the Bank had $29.8 million in FHLB's capital stock.

     Advances from the FHLB of New York are secured by a member's shares of stock in the FHLB of New York, certain type of mortgages and other assets, including investment securities. Interest rates charged for advances vary depending upon maturity and the cost of funds to the FHLB of New York. As of December 31, 2000, there were $120.0 million in outstanding advances and $476.0 million in securities sold under agreements to repurchase from the FHLB of New York.

LIQUIDITY AND CAPITAL RESOURCES

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

     The Bank's investment portfolio at December 31, 2000 had an average maturity of 130 months. However, no assurance can be given that such levels will be maintained in future periods.

     As of December 31, 2000, the Bank had line of credit agreements with two commercial banks permitting the Bank to borrow a maximum aggregate amount of $35.0 million (no borrowings were made during the year ended December 31, 2000 under such lines of credit). The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction. The credit agreements are renewable annually.

CAPITAL, DIVIDENDS, STOCK SPLIT AND OPTION PLANS

     Total shareholders' equity as a measure of capital increased by approximately $26.8 million in 2000 and $69.5 million in 1999.

     In June 1998, Westernbank issued 1,219,000 shares of 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A, with a liquidation preference of $25.00 per share. Proceeds from the issuance of preferred stock amounted to $29.1 million, net of $1.3 million of issuance costs. Dividends on Series A Preferred Stock, when and if declared by the Board of Directors, shall be payable monthly in arrears on the 15th day of each month of each year, at the annual rate per share of 7.125% of the $25 liquidation preference (equivalent to $1.78 per share per annum). The amount of dividends paid for any monthly dividend period will be computed on the basis of twelve 30-day months and a 360-day year. The amount of dividends payable for any period shorter than a full month dividend period will be computed on the basis of the actual number of days elapsed in such period. Each share is convertible, at the holder's option, at any time on or after the 90th date following the issue date, into .995 shares of the Company's common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $25.125 per share of common stock. The Company may redeem the preferred stock at any time at the following redemption prices, if redeemed during the 12-month period beginning July 1 of the years indicated below, plus the accrued and unpaid dividends, if any, for the then current dividend period to the date of redemption: in 2002 -- $26.00; in 2003 -- $25.75; in 2004 -- $25.50; in 2005 -- $25.25; and in 2006 and
thereafter -- $25.00.

     In April and June 1999, Westernbank issued 2,001,000 shares of 7.25% Non-cumulative, Non-convertible Monthly Income Series B Preferred Stock, with a liquidation preference of $25 per share. Proceeds from the issuance of preferred stock amounted to $48.3 million, net of $1.8 million of issuance costs. Dividends on Series B Preferred Stock, when and if declared by the Board of Directors, shall be payable monthly in arrears on the 15th day of each month of each year, at the annual rate per share of 7.25% of the $25 liquidation preference (equivalent to $1.81 per share per annum). The amount of dividends paid for any monthly dividend period will be computed on the basis of twelve 30-day months and a 360-day year. The Company may redeem the preferred stock at any time at the following redemption prices, if redeemed during the 12-month period beginning May 28 of the years indicated below, plus the accrued and unpaid dividends, if any, for the then current dividend period to the date of the redemption: in 2004 -- $26.00; in 2005 -- $25.50; and in 2006 and
thereafter -- $25.00.

     Series A and B Preferred Stocks rank senior to the Company's common stock as to dividends and liquidation rights. Dividends declared on preferred stock for the years ended December 31, 2000 and 1999 amounted to $5.8 million and $4.3 million, respectively.

     The Company in year 2000 and Westernbank in years 1999 and 1998 acquired and retired shares of common stock as follows: $4.8 million (498,300 shares) in 2000; $1.2 million (80,309 shares) in 1999; and, $2.4 million (165,674 shares)
in 1998.

     In 1998, Westernbank exchanged 12,163 shares in treasury for land amounting $225,000. The remaining 6,346,901 shares in treasury were retired in December 1998.

     Total common stock dividends declared in 2000 amounted to $8.3 million compared to $9.2 million in 1999.

     On January 26, 2001, the Board of Directors approved an increase of its annual dividend payments to shareholders in 2001 to $0.25 per share. This represents an increase of 25% over the dividends paid the previous year of $0.20 per share.

     On March 7, 2000, the Company's Board of Directors adopted the policy of paying dividends on a monthly basis. Initial dividend payment under this policy, were applied retroactively for dividends corresponding to the first three-month period ending March 31, 2000. Thereafter, dividends are being paid on the 15th day of each month for stockholders of record as of the last day of each month.

     In June 1999, the Board of Directors approved the 1999 Qualified Stock Option Plan (the "1999 Qualified Option Plan") and the 1999 Nonqualified Stock Option Plan (the "Nonqualified Option Plan"), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company's common stock. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan, can be granted under the 1999 Nonqualified Option Plan. The option price for both is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options' exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or a reorganization. During 2000, the Company granted 2,250,000 options under the 1999 Qualified Stock Option Plan to six executive officers, which will become fully exercisable after five years following the grant date. The option price is $10.00. None of these options were exercised in 2000.

     On February 28, 1998, on February 3, 1997 and on May 24, 1996, the Bank declared a two-for-one stock split, a fifteen percent stock dividend and a two-for-one stock split of its common shares.

COMMONWEALTH TAXATION

     GENERAL. Under the Puerto Rico Internal Revenue Code, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company and Westernbank (the "Companies") report their income and expenses based on the accrual basis of accounting and file their Puerto Rico tax returns on a calendar year basis.

     INCOME TAXES. The Companies are subject to Puerto Rico regular income tax on income earned from all sources up to a maximum rate of 39%.

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

     The Puerto Rico Internal Revenue Code provides a dividend received deduction of 100% on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico, like Westernbank. Until December 31, 2000, the Company had no operations other than those resulting from dividends received from its investment in Westernbank.

     For the year ended December 31, 2000, the Company had approximately $20.2 million of regular taxable income, on which it was required to pay current income tax of $7.9 million. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

ITEM 2.  PROPERTIES

     The Company owns the condominium offices space housing its main offices at 19 West McKinley Street, Mayaguez, Puerto Rico.

     The Company's investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2000, was $37.7 million. The combined net book value of the Company's main offices as of December 31, 2000 was $1.8 million.

     The Company's properties, owned (excluding its main offices) or leased, at book value as of December 31, 2000 follow:

                                             BOOK VALUE OF:
                                         -----------------------
                                          LEASEHOLD     PROPERTY            LEASE
               LOCATION                  IMPROVEMENTS    OWNED        EXPIRATION DATE(*)
               --------                  ------------   --------   ------------------------
                                             (IN THOUSANDS)
Mayaguez, Puerto Rico
  Mayaguez Mall........................     $  270      $    --         March 20, 2001
  Mayaguez Town Center.................        133                      March 30, 2002
  Mayaguez Main........................                     695              N/A
  Mayaguez Plaza.......................                     524              N/A
Aguadilla -- Aguadilla Mall............        185                     January 30, 2005
Aguada -- Aguada II....................      1,258                      July 31, 2002
Camuy..................................        211                       May 3, 2002
Cabo Rojo -- La Hacienda                                  1,889              N/A
Sabana Grande..........................                     365              N/A
Carolina
  Campo Rico...........................        499                      March 31, 2004
  Plaza Carolina.......................        328                     January 30, 2009
San German -- La Quinta Shopping
  Center...............................                     609              N/A
Hato Rey...............................        103                     October 31, 2002
Bayamon................................                     962              N/A
Caguas.................................        608                     August 31, 2002
Guaynabo...............................      4,119                      March 31, 2039
Land lots for future developments......                  11,030              N/A
Other properties -- (individually                                  Various dates throughout
  less than $100,000)..................        268          124       December 31, 2005
                                            ------      -------
  Total................................     $7,982      $16,198
                                            ======      =======

     At December 31, 2000, the Company's future rental commitments under non-cancelable operating leases aggregated $17.7 million, not considering renewal options.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings other than ordinary routine legal proceedings incidental to the business of the Company to which the Company or any of its subsidiaries is the subject or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is currently traded on the Nasdaq Stock Market National Market Tier under the symbol "WBPR." The following table sets forth the closing sale prices for the Common Stock for the periods indicated.

                                                               HIGH     LOW
                                                              ------   ------
2000
1st quarter.................................................  $10.75   $ 9.13
2nd quarter.................................................    9.25     7.88
3rd quarter.................................................   10.19     9.25
4th quarter.................................................   12.06    11.56
1999
1st quarter.................................................   13.44    16.13
2nd quarter.................................................   16.00    12.50
3rd quarter.................................................   13.63    11.63
4th quarter.................................................   14.69    10.13

     The closing price of the Common Stock on December 31, 2000 was $11.63. The approximate number of holders of record of the Company's Common Stock at December 31, 2000 was 468.

     The Company's cash dividends corresponding to 2000 and 1999 were as follows:

   RECORD DATE          PAYABLE DATE      AMOUNT PER SHARE
   -----------       ------------------   ----------------
    YEAR 2000
  March 31, 2000       April 17, 2000         $0.0500
  April 30, 2000        May 15, 2000           0.0167
   May 31, 2000        June 15, 2000           0.0167
  June 30, 2000        July 15, 2000           0.0167
  July 31, 2000       August 14, 2000          0.0167
 August 31, 2000     September 15, 2000        0.0167
September 30, 2000    October 15, 2000         0.0167
 October 31, 2000    November 15, 2000         0.0166
November 30, 2000    December 15, 2000         0.0166
December 31, 2000     January 15, 2001         0.0166
                                              -------
      Total                                   $0.2000
                                              =======
    YEAR 1999
  June 30, 1999        July 15, 1999          $0.0800
   December 31,
  1999............    January 17, 2000         0.0800
                                              -------
                                              $0.1600
                                              =======

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

                                                            YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                            2000         1999         1998         1997         1996
                                         ----------   ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance Sheet Data:
Total Assets:..........................  $4,260,857   $3,374,571   $2,481,176   $1,555,799   $1,284,697
  Securities purchased under agreements
    to resell..........................     125,809      120,655       91,211       42,878       59,928
  Interest-bearing deposits in other
    banks and federal funds sold.......      54,805       25,671        7,787        5,442        5,102
  Investment securities held to
    maturity, securities available for
    sale and trading securities........   1,686,654    1,198,006      892,169      631,121      534,060
  Loans-net and mortgage loans held for
    sale...............................   2,208,300    1,871,742    1,361,297      784,795      623,621
Total Liabilities:.....................   4,010,239    3,150,752    2,326,894    1,453,564    1,201,561
  Savings deposits.....................     416,684      409,423      403,753      362,317      350,939
  Other deposits.......................   2,220,011    1,838,442    1,286,776      681,088      557,597
  Securities sold under agreement to
    repurchase.........................   1,179,073      729,968      506,325      281,750      188,192
  Term notes...........................      48,000       79,000       84,000      112,000       94,000
  Advances from Federal Home Loan
    Bank...............................     120,000       70,000       31,000
Total Stockholders' Equity.............     250,618      223,819      154,282      102,235       83,136
Operations Data:
  Interest income......................  $  290,587   $  232,987   $  157,446   $  113,528   $   93,416
  Interest expense.....................     192,137      130,806       84,308       57,198       45,805
                                         ----------   ----------   ----------   ----------   ----------
  Net interest income..................      98,450      102,181       73,138       56,330       47,611
  Provision for loan losses............      (8,700)     (14,000)      (6,000)      (2,700)          --
  Other income, net....................      13,868       12,239       10,154        9,979        6,747
  Operating expenses...................     (53,216)     (53,816)     (41,705)     (35,012)     (32,460)(1)
                                         ----------   ----------   ----------   ----------   ----------
  Income before income taxes...........      50,402       46,604       35,587       28,597       21,898
  Income taxes.........................       5,814        9,480        6,892        5,693        4,850
                                         ==========   ==========   ==========   ==========   ==========
  Net income...........................  $   44,588   $   37,124   $   28,695   $   22,904   $   17,048
                                         ==========   ==========   ==========   ==========   ==========
  Net income attributable to common
    stockholders.......................  $   38,789   $   32,817   $   27,604   $   22,904   $   17,048
                                         ==========   ==========   ==========   ==========   ==========
Earnings per Common Share
  (After effect of stock splits):
  Basic................................  $     0.93   $     0.78   $     0.66   $     0.54   $     0.42
                                         ==========   ==========   ==========   ==========   ==========
  Diluted..............................  $     0.93   $     0.78   $     0.66   $     0.54   $     0.41
                                         ==========   ==========   ==========   ==========   ==========
Dividends per Common Share
  (After effect of stock splits).......  $     0.20   $     0.16   $     0.12   $     0.09   $     0.07
                                         ==========   ==========   ==========   ==========   ==========

---------------
(1) Includes a $3.3 million one time deposit insurance premium special assessment paid to the Savings Association Insurance Fund.

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                           2000    1999    1998    1997    1996
                                                           -----   -----   -----   -----   -----
Other Selected Data:
  Average yield earned on all interest earning assets....   8.12%   7.93%   8.28%   8.50%   8.19%
  Average rate paid on all interest-bearing
     liabilities.........................................   5.62%   4.64%   4.54%   4.41%   4.18%
  Average interest rate spread...........................   2.50%   3.29%   3.74%   4.09%   4.01%
  Branch offices.........................................     35      36      36      35      33

RATIOS

     The following table sets forth, for the indicated periods, certain ratios reflecting the productivity and profitability of the Company:

                                                                YEARS ENDED DECEMBER 31,(1)
                                                           -------------------------------------
                                                           2000    1999    1998    1997    1996
                                                           -----   -----   -----   -----   -----
Return on assets (2).....................................   1.17%   1.27%   1.42%   1.61%   1.47%
Return on common stockholders' equity (3)................  24.75%  24.57%  24.42%  24.71%  22.61%
Equity-to-assets ratio (4)...............................   6.21%   6.46%   6.35%   6.53%   6.49%
Net yield on interest earning assets (5).................   2.75%   3.48%   3.84%   4.21%   4.18%

---------------
(1) Averages computed by using beginning and end of year balances.

(2) Net income divided by average total assets.

(3) Net income attributable to common stockholders divided by average common stockholders' equity.

(4) Average net worth divided by average total assets.

(5) Net interest income divided by average interest-earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This financial discussion contains an analysis of the consolidated financial position and financial performance of W Holding Company, Inc. and its wholly owned subsidiary, Westernbank Puerto Rico. The Company was organized in 1999 to be the bank holding company of the Bank. Prior to that time, the Bank operated as the parent public company. As of year end 2000, the business of the Company is conducted through Westernbank.

     The Company's principal source of earnings is its net interest income. This is the difference between interest income on loans and mortgage-backed securities, investments, and other assets and its interest expense on deposits and borrowings, including reverse repurchase agreements, term notes and FHLB advances. Loan origination and commitments fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments and service charges, fees and other income, also affect income. In addition, the Company's net income is affected by the level of its non-interest expenses, such as compensation, employees' benefits, occupancy costs and other operating expenses.

     The main objective of the Company's asset-liability management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. The Company's Investment Committee, which includes the Board of Directors and senior management, is responsible for the asset-liability management oversight. The Investment Department is responsible for implementing the policies established by the Investment Committee.

     The Company's total assets increased by $886.3 million from year-end 1999 to year-end 2000. This growth reflects a $336.6 million increase in net loans and a $488.6 million increase in investment securities. Liabilities to fund the growth increased by $859.4 million.

     Net income increased to $44.6 million, up 20.1% from $37.1 million in 1999, and net income available to common stockholders increased to $38.8 million, up 18.2% from $32.8 million in 1999. Net income in 2000 increased even though net interest income decreased $3.7 million. This decrease was more than offset by a $5.3 million decrease in the provision for loan losses, a $1.6 million increase in other income and a decrease of $3.7 million in the provision for income taxes.

FINANCIAL CONDITION

     The Company had total assets of $4.26 billion, $3.37 billion and $2.48 billion as of December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, total liabilities amounted to $4.01 billion, an increase of $859.5 million or 27.28% when compared to $3.15 billion as of December 31, 1999. In 1999, total liabilities totaled $2.23 billion, an increase of $823.9 million or 35.41% from December 31, 1998.

  INTEREST-EARNING ASSETS

     Interest-earning assets amounted to $4.11 billion at December 31, 2000, an increase of $876.5 million or 27.15% when compared to $3.23 billion as of December 31, 1999, which represented an increase of $870.6 million or 36.92% when compared to $2.36 billion as of December 31, 1998.

     During 2000 and 1999, the Bank continued its emphasis on the origination of commercial real estate loans as well as origination and purchase of residential mortgage loans. Residential mortgage and construction loans, including mortgage loans held for sale, increased from $476.5 million as of December 31, 1998, to $808.8 million as of December 31, 1999, and to $866.8 million as of December 31, 2000. Commercial real estate loans increased from $518.9 million as of December 31, 1998, to $677.9 million as of December 31, 1999 and to $887.1 million as of December 31, 2000. Consumer loans (including credit card loans), commercial loans (not collateralized by real estate) and other loans increased from $381.7 million at December 31, 1998 to $409.0 million as of December 31, 1999 and to $483.4 million as of December 31, 2000.

     Securities purchased under agreements to resell increased from $91.2 million as of December 31, 1998 to $120.7 million as of December 31, 1999 and to $125.8 million as of December 31, 2000, an increase of

$29.4 million or 32.28% and $5.1 million or 4.27%, respectively. Investment securities held to maturity, which principally include United States and Puerto Rico Government and agency obligations and mortgage-backed securities increased from $871.8 million as of December 31, 1998, to $1,174.5 million as of December 31, 1999 and to $1,656.7 million as of December 31, 2000, an increase of $302.7 million or 34.72% in 1999 and $482.2 million or 41.05% in 2000. Investments available for sale increased from $15.2 million as of December 31, 1998 to $22.2 million as of December 31, 1999 and $27.8 million as of December 31, 2000, an increase of $7.0 million or 45.66% and $5.6 million or 25.34%, respectively. Trading securities amounted to $5.1 million as of December 31, 1998, $1.3 million as of December 31, 1999 and $2.2 million as of December 31, 2000.

  INTEREST-BEARING LIABILITIES

     Interest-bearing liabilities amounted to $3.95 billion at December 31, 2000, an increase of $843.9 million or 27.15% when compared to $3.11 billion as of December 31, 1999. In 1999, interest-bearing liabilities increased by $807.0 million or 35.06% when compared to $2.30 billion at December 31, 1998.

     The increase in interest-bearing liabilities from year-end 1999 to year-end 2000 reflects an increase of $388.8 million in deposits, $449.1 million in securities sold under agreements to repurchase, $50.0 million in FHLB advances, net of a decrease of $31.0 million in term notes. The increase in 1999 was mainly related to a $557.3 million increase in deposits, $223.6 million in reverse repurchase agreements and $39.0 million in advances from FHLB, net of a decrease of $5.0 million in term notes.

     The Bank offers a variety of deposit accounts and certificates of deposit. Savings deposits increased from $403.8 million as of December 31, 1998, to $409.4 million as of December 31, 1999 and to $416.7 million as of December 31, 2000, an increase of $5.6 million or 1.39% and $7.3 million or 1.77%, respectively. In addition, other deposits, represented mainly by time deposits, increased from $1.29 billion as of December 31, 1998, to $1.84 billion as of December 31, 1999 and to $2.22 billion as of December 31, 2000, an increase of $551.7 million or 42.87% in 1999 and $381.6 million or 20.76% in 2000. Other deposits include brokered deposits amounting to $1.27 billion, $894.8 million and $416.2 million as of December 31, 2000, 1999 and 1998, respectively.

  STOCKHOLDERS' EQUITY

     As of December 31, 2000, total stockholders' equity amounted to $250.6 million, an increase of $26.8 million or 11.97% when compared to $223.8 million as of December 31, 1999. In 1999, total stockholders' equity increased by $69.5 million or 45.04% when compared to $154.3 million at December 31, 1998. The increase during 2000 was primarily due to a net income of $44.6 million, net of cash dividends declared on common and preferred stocks totaling $14.1 million and the repurchase of 498,300 shares of common stock for $4.8 million. The increase in 1999 was mainly due to a net income of $37.1 million and the issuance of Series B preferred stock for $48.3 million, net of cash dividends declared on common and preferred stocks of $13.6 million and the repurchase of 80,309 shares of common stock for $1.2 million.

     In 1999, the Company issued 2,001,000 shares of 7.25% Noncumulative, Nonconvertible Monthly Income Preferred Stock, 1999 Series B, with a liquidation preference of $25.00 per share. Preferred stock rank senior to the Company's common stock as to dividends and liquidation rights.

RESULTS OF OPERATIONS

  NET INTEREST INCOME

     Net interest income represents the main source of earnings of the Company. As further discussed in "Quantitative and Qualitative Disclosure About Market Risk", the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities.

     Net interest income decreased $3.7 million or 3.65% for the year ended December 31, 2000, reaching $98.5 million, compared to $102.2 million reported in 1999 and $73.1 million in 1998, an increase from the previous year of $29.0 million or 39.71%. The decrease in 2000 was primarily the result of increases in interest expense on deposits, reverse repurchase agreements and FHLB advances associated with rising interest rates for most of last year. These expenses offset the increases in interest income from loans, investment securities, and money market instruments. The increase in 1999 was primarily the result of increases in interest income from loans and investment securities, which were partially offset by increases in interest expense on deposits and reverse repurchase agreements.

     Average interest-earning assets increased $640.5 million or 21.80% from 1999 to 2000 and $1.0 billion or 54.39% from 1998 to 1999. The rise in average interest-earning assets in both periods is mainly related to increases in average loans, which is the higher yielding category of interest-earning assets, followed by a significant increase in investment securities.

     The increase in average interest-earning assets is partially offset by an increase in average interest-bearing liabilities of $600.5 million or 21.32% and $960.3 million or 51.72% experienced in 2000 and 1999, respectively. The increase in average interest-bearing liabilities is mainly related to increase in average deposits, followed by a significant increase in reverse repurchase agreements.

     Interest income on loans amounted to $183.5 million for the year ended December 31, 2000, compared to $151.4 million in 1999 and $102.9 million in 1998. Mortgage loans accounted for the majority of the increase in average loans in 2000 and 1999. The increase was mainly attributed to the purchase of mortgage loans. In addition, commercial real estate loans contributed to the increase as a result of business growth experienced during 2000 and 1999. However, the average yield on loans decreased from 9.49% in 1998 to 8.98% in 1999 and increased to 9.07% in 2000, as a result of changing interest rate scenario in both years.

     Interest income on investment securities amounted to $84.5 million for the year ended December 31, 2000 compared to $65.9 million in 1999 and $40.5 million in 1998. A rise in average balances of $243.1 million in 2000 and $413.7 million in 1999 caused this increase in income from investment securities for 2000 and 1999. The investment portfolio average yield increased from 6.53% for the year ended December 31, 1999 to 6.75% for the year ended December 31, 2000. Increase in average balance of investment securities in 1999 was partially offset by a decrease in the investment portfolio average yield from 6.80% in 1998 to 6.53% in 1999.

     Interest income on mortgage and other asset-backed securities and trading securities amounted to $12.4 million for the year ended December 31, 2000, compared to $9.5 million in 1999 and $9.9 million in 1998. The increase in interest income in 2000 was due to a combination of an increase in the average balance and the average yield. In 1999, the decrease was mainly attributed to a decrease in the average balance of asset-backed securities and trading securities, which was partially offset by the rise in the yield of those securities.

     Interest income on money market instruments increased to $10.2 million for the year ended December 31, 2000, compared to $6.2 million in 1999 and $4.1 million in 1998. An increase in the average balance of money market instruments in 2000 and 1999 caused the increase in interest income on money market instruments.

     Interest expense on deposits amounted to $127.6 million for the year ended December 31, 2000, compared to $90.6 million in 1999 and $57.7 million in 1998. The increase in 2000 was due to a combination of an increase in the average balance of deposits and an increase in the average rate paid on them. The increase in 1999 was mainly attributed to a rise in average balance on deposits. The average balance of deposits increased $379.8 million or 18.91% in 2000 and $669.7 million or 50.0% in 1999. The average rate paid on deposits increased from 4.51% in 1999 to 5.34% in 2000. The average rate paid during 1998 was 4.31%.

     Interest expense on reverse repurchase agreements amounted to $54.0 million for the year ended December 31, 2000, compared to $33.5 million in 1999 and $20.5 million in 1998. The increase in 2000 was due to a combination of an increase in the average balance of reverse repurchase agreements and an increase in the average rate paid on them, whereas the increase in 1999 was caused by an increase in the average balance of reverse repurchase agreements. The average balance of reverse repurchase agreements increased $174.4 million or 25.92% in 2000 and $279.8 million or 71.22% in 1999. The average rate paid on reverse repurchase agreements increased from 4.98% in 1999 to 6.37% in 2000. The average rate paid during 1998 was 5.21%.

     Interest expense on term notes totaled $3.6 million for the year ended December 31, 2000, compared to $3.9 million in 1999 and $4.9 million in 1998. This decrease is mainly related to a decrease in the average balance of term notes in 2000 and 1999 of $8.9 million and $17.6 million, respectively.

     Interest expense on advances from FHLB amounted to $6.9 million for the year ended December 31, 2000, compared to $2.8 million in 1999 and $1.2 million in 1998. The increases in 2000 and 1999 were primarily related to an increase in the average balance of advances from FHLB. The average balance of advances from FHLB increased $55.2 million or 107.31% in 2000 and $28.4 million or 123.24% in 1999.

  PROVISION FOR LOAN LOSSES

     The provision for loan losses for the year ended December 31, 2000, amounted to $8.7 million, with an allowance for loan losses at December 31, 2000 of $28.9 million. In 1999, the provision for loan losses amounted to $14.0 million, with an allowance for loan losses at December 31, 1999 of $24.0 million. The provision for loan losses for the year ended December 31, 1998 amounted to $6.0 million, with an allowance for loan losses of $15.8 million at December 31, 1998. The decrease of $5.3 million in 2000 was mainly due to a lower level of delinquencies in the loan portfolio and a reduction in net loans charged off of $2.1 million. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

     At December 31, 2000, the allowance for loan losses was $28.9 million, or 1.29% of total loans, and 298.53% of total non-performing loans, compared with an allowance for loan losses at December 31, 1999 of $24.0 million, or 1.26% of total loans, and 344.76% of total non-performing loans.

     During 2000, accounts amounting to $5.4 million were written-off against the allowance for loan losses, as compared to $7.4 million in 1999. The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $1.6 million in 2000 and $1.5 million in 1999.

  OTHER INCOME

     Service charges on deposit accounts and other fees amounted to $14.4 million for the year ended December 31, 2000, compared to $11.9 million in 1999 and $11.4 million in 1998. The increase of $2.6 million or 21.63% in 2000 as compared to 1999, was primarily the result of an increase in fees charged to checking accounts, credit cards and fees from other services.

  OPERATING EXPENSES

     Total operating expenses amounted to $53.2 million for the year ended December 31, 2000, as compared to $53.8 million in 1999 and $41.7 million in 1998.

     Salaries and employee benefits, which are the largest components of total operating expenses, amounted to $20.1 million for the year ended December 31, 2000, compared to $21.8 million in 1999, and $17.5 million in 1998, a decrease of $1.7 million or 7.76% in 2000, and an increase of $4.4 million or 24.98% in 1999. The decrease in 2000 was primary the result of a strict cost reduction plan while at the same time supporting the expansion of the Company. The increase in 1999 was mainly due to an increase in personnel to support the expansion of the Company, normal salary increases and related employees' benefits.

     Equipment expenses amounted to $8.7 million in 2000, $6.8 million in 1999, and $5.4 million in 1998, an increase of $1.9 million or 27.25% and $1.4 million or 26.51% respectively. This increase was the result of continued investment in technological resources to support the Company's expansion, increases on furniture and fixtures and equipment expenses, including depreciation and property taxes.

     Occupancy expenses amounted to $5.0 million in 2000, $4.9 million in 1999, and $4.4 million in 1998. The increase in 2000 and in 1999, primarily resulted from the Company's expansion and growth in business activity.

     Advertising expense amounted to $3.3 million in 2000, $4.1 million in 1999, and $2.8 million in 1998. The decrease in 2000 of $724,000 or 17.78%, was the result of strict reduction cost measures. The increase in 1999 of $1.3 million or 45.62%, was due to an institutional campaign launched on the island to emphasize the Bank's image as the "People's Bank" and promotional efforts for the credit card and consumer loan programs.

     All other operating expenses amounted to $16.1 million in 2000 compared to $16.2 million in 1999 and $11.7 million in 1998. The slight decrease in 2000 resulted from a general increase in other operating expenses related to the expansion of the Company and the increase in the volume of business, both of which were significantly offset by strict reduction cost measures. A general increase in other operating expenses related to the expansion of the Company and the increase in the volume of business caused the increase in other operating expenses in 1999.

  PROVISION FOR INCOME TAXES

     Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or a regular statutory rate up to 39%. The current provision for estimated Puerto Rico income taxes for the year ended December 31, 2000 amounted to $7.7 million compared to $13.8 million in 1999 and 9.1 million in 1998. Deferred income taxes reflect the impact of credit carryforwards and "temporary differences" between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result, the Company's effective tax rate is substantially below the statutory rate.

  NET INCOME

     The Company's net income increased $7.5 million or 20.11% and $8.4 million or 29.37% in 2000 and 1999, respectively. The increase in 2000, is mainly due to a decrease in operating expenses and in the provision for income taxes and loan losses. The increase in 1999 was mainly the result of an increase in net interest income and other income, which was partially offset by increases in the provision for loan losses, in total operating expenses and in the provision for income taxes.

FINANCIAL INSTRUMENTS

     Most of the derivative financial instruments held or issued by the Bank are held or issued for purposes other than trading.

DERIVATIVE FINANCIAL INSTRUMENTS DESIGNATED AS HEDGES -- As part of the Company's asset/liability management, the Bank uses interest-rate contracts, which include interest-rate exchange agreements (swaps), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at the inception and throughout the hedge period. The derivative instruments, such as interest-rate swaps, that meet the preceding qualifications are accounted for using the accrual method. Net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis. Gains or losses on the sale of swaps used in asset/liability management activities are deferred and amortized into interest income or expense over the maturity period of the hedged item or swap. As of December 31, 2000 and December 31, 1999, the Bank had outstanding interest swap agreements with other financial institutions, used to hedge the interest rate risk on $40.0 million and $71.0 million, respectively, term notes bearing variable rates; $730.7 million and $434.6 million, respectively, fixed rate certificates of deposit liabilities, and $50.0 million variable rate advances from Federal Home Loan Bank in 2000.

OTHER DERIVATIVE FINANCIAL INSTRUMENTS -- Those contracts, such as interest rate options and any unmatched portion of interest-rate swaps, that do not meet the hedging criteria above are classified as trading activities and are recorded at fair value with changes in fair value recorded to earnings.

     Interest rate options, which include caps, are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. The Bank pays a premium for the right, but not the obligation, to buy or sell a financial instrument at predetermined terms in the future. The credit risk inherent in options is the risk that the exchange party may default. At December 31, 2000, the Bank had outstanding cap agreements with other financial institution amounting to $100.0 million. No such agreements were outstanding at December 31, 1999. The unmatched portion of interest-rate swaps amounted to $14.2 million and $3.9 million as of December 31, 2000 and 1999, respectively.

OTHER OFF-BALANCE-SHEET INSTRUMENTS -- In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Bank periodically evaluates the credit risks inherent in these commitments, and letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary.

COMMITTED RESOURCES -- At December 31, 2000, the Bank had outstanding unused credit lines to customers of $96.3 million at variable rates. Commitments to originate loans at December 31, 2000, amounted to approximately $10.2 million and $133.1 million at fixed and floating rates, respectively, which will be outstanding for approximately one month. Stand-by letters of credit amounted to $1.2 million at December 31, 2000. Such commitments will be funded in the normal course of business from the Bank's principal sources of funds. At December 31, 2000, the Bank had $1.30 billion in certificates of deposit that mature during the following twelve months. The Bank does not anticipate any difficulty in retaining such deposits. The Bank also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regard to such commitments.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services since such prices are affected by inflation.

NEW ACCOUNTING DEVELOPMENTS

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS 138") issued in June 2000. SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative financial instruments and for hedging activities and require all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial condition. The Statements also require that derivatives used in hedging activities to be designated into one of the following categories: (a) fair value hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of net income in the period when the change occurs or as a component of other comprehensive income depending on their intended use and resulting designation. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. SFAS 133 and SFAS 138 become effective on January 1, 2001. The effect of implementing these statements on the Company's financial condition and results of operations will be a decrease in deposits, an increase in other liabilities and an increase in accumulated other comprehensive income, net of tax, by $2,607,000, $2,472,000, $135,000, respectively. There is no effect on results of operations from the implementation of these statements.

     In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 supersedes SFAS 125, although it retains most of SFAS 125's provisions without modification. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is not expected to have a significant effect on the Company's consolidated financial statements. Disclosures regarding securitizations are effective for all fiscal years ending after December 15, 2000 and are reflected in Note 4 of the audited consolidated financial statements.

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

     The Company is exposed to changes in the level of Net Interest Income ("NII") in a changing interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at year end remain constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

December 31, 2000:

               CHANGE IN INTEREST RATE                  EXPECTED NII (1)   AMOUNT CHANGE   % CHANGE
               -----------------------                  ----------------   -------------   --------
                                                                  (DOLLARS IN THOUSANDS)
+200 Basis Points.....................................      $127,174          $(3,596)       2.91%
Base Scenario.........................................       123,578               --          --
-200 Basis Points.....................................       118,217           (5,361)      (4.34)%

December 31, 1999:

               CHANGE IN INTEREST RATE                  EXPECTED NII (1)   AMOUNT CHANGE   % CHANGE
               -----------------------                  ----------------   -------------   --------
                                                                  (DOLLARS IN THOUSANDS)
+200 Basis Points.....................................      $ 84,334         $(16,330)      (16.22)%
Base Scenario.........................................       100,664               --           --
-200 Basis Points.....................................       115,736           15,072        14.97%

---------------
The NII figures exclude the effect of the amortization of loan fees.

     During 2000, the Bank converted about $600.0 million fixed rate liabilities into variable rate liabilities. In addition, it converted about $200.0 million fixed rate purchased loans into variable rate loans and purchased about $262.0 million of variable rate loans, reducing the Bank's exposure to changes in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     W HOLDING COMPANY, INC. AND SUBSIDIARY

                      Consolidated Financial Statements as
                       of December 31, 2000 and 1999 and
                         for Each of the Three Years in
                       the Period Ended December 31, 2000
                        and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
W Holding Company, Inc.
Mayaguez, Puerto Rico

We have audited the accompanying consolidated statements of financial condition of W Holding Company, Inc. and its subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and of comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of W Holding Company, Inc. and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
February 14, 2001

Stamp No. 1691474
affixed to original.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 2000 AND 1999

                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Cash and due from banks.....................................  $   45,936   $   55,672
Money market instruments:
  Securities purchased under agreements to resell...........     125,809      120,655
  Federal funds sold........................................      43,500       16,400
  Interest-bearing deposits in banks........................      11,305        9,271
Trading securities, with an amortized cost of $2,146 in 2000
  and $1,251 in 1999........................................       2,161        1,289
Investment securities available for sale, with an amortized
  cost of $27,735 in 2000 and $23,340 in 1999...............      27,806       22,185
Investment securities held to maturity, with a fair value of
  $1,620,264 in 2000 and $1,074,346 in 1999.................   1,656,687    1,174,532
Federal Home Loan Bank stock, at cost.......................      29,800       12,800
Mortgage loans held for sale, at lower of cost or market....       4,640        2,074
Loans, net of allowance for loan losses of $28,928 in 2000
  and $23,978 in 1999.......................................   2,203,660    1,869,668
Accrued interest receivable.................................      46,951       33,312
Foreclosed real estate held for sale, net...................       2,454        2,232
Premises and equipment, net.................................      41,738       38,431
Deferred income taxes, net..................................      10,445        8,654
Other assets................................................       7,965        7,396
                                                              ----------   ----------
         TOTAL..............................................  $4,260,857   $3,374,571
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposits..................................................  $2,636,695   $2,247,865
  Securities sold under agreements to repurchase............   1,179,073      729,968
  Advances from Federal Home Loan Bank......................     120,000       70,000
  Term notes................................................      48,000       79,000
  Advances from borrowers for taxes and insurance...........       1,776        1,694
  Other liabilities.........................................      24,695       22,225
                                                              ----------   ----------
         Total liabilities..................................   4,010,239    3,150,752
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock $1.00 par value per share (liquidation
    preference $25 per share) authorized 20,000,000 shares;
    7.25% non-cumulative, non-convertible monthly income
     preferred stock, 1999 Series B -- issued and
     outstanding 2,001,000 shares...........................       2,001        2,001
    7.125% non-cumulative, convertible monthly income
     preferred stock, 1998 Series A -- issued and
     outstanding 1,219,000 shares...........................       1,219        1,219
  Common stock -- $1.00 par value per share; authorized
    300,000,000 shares; issued and outstanding 41,501,700
    shares in 2000 and 42,000,000 shares in 1999............      41,502       42,000
  Paid-in capital...........................................      95,313       99,596
  Retained earnings:
    Reserve fund............................................      17,302       12,843
    Undivided profits.......................................      93,241       67,218
  Accumulated other comprehensive income (loss).............          40       (1,058)
                                                              ----------   ----------
         Total stockholders' equity.........................     250,618      223,819
                                                              ----------   ----------
         TOTAL..............................................  $4,260,857   $3,374,571
                                                              ==========   ==========

                See notes to consolidated financial statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000       1999       1998
                                                              --------   --------   --------
INTEREST INCOME:
  Loans, including loan fees................................  $183,497   $151,398   $102,913
  Investment securities.....................................    84,532     65,926     40,519
  Mortgage-backed securities................................    12,251      9,214      9,658
  Money market instruments..................................    10,171      6,173      4,068
  Trading securities........................................       136        276        288
                                                              --------   --------   --------
         Total interest income..............................   290,587    232,987    157,446
                                                              --------   --------   --------
INTEREST EXPENSE:
  Deposits..................................................   127,640     90,554     57,733
  Securities sold under agreements to repurchase............    53,968     33,511     20,466
  Term notes................................................     3,609      3,932      4,870
  Advances from Federal Home Loan Bank......................     6,920      2,809      1,239
                                                              --------   --------   --------
         Total interest expense.............................   192,137    130,806     84,308
                                                              --------   --------   --------
NET INTEREST INCOME.........................................    98,450    102,181     73,138
PROVISION FOR LOAN LOSSES...................................     8,700     14,000      6,000
                                                              --------   --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........    89,750     88,181     67,138
                                                              --------   --------   --------
OTHER INCOME (LOSS):
  Service charges on deposit accounts and other fees........    14,440     11,872     11,439
  Net gain (loss) on sales and valuation of loans,
    securities, and other assets............................      (572)       367        405
  Loss on settlement of pension plan........................                          (1,690)
                                                              --------   --------   --------
         Total other income, net............................    13,868     12,239     10,154
                                                              --------   --------   --------
         TOTAL NET INTEREST INCOME AND OTHER INCOME.........   103,618    100,420     77,292
                                                              --------   --------   --------
OPERATING EXPENSES:
  Salaries and employees' benefits..........................    20,120     21,812     17,453
  Equipment.................................................     8,695      6,833      5,401
  Occupancy.................................................     4,997      4,930      4,354
  Advertising...............................................     3,348      4,072      2,796
  Printing, postage, stationery, and supplies...............     2,029      2,393      1,988
  Telephone.................................................     1,620      1,800      1,538
  Net gain from operations of foreclosed real estate held
    for sale................................................      (236)       (40)       (90)
  Other.....................................................    12,643     12,016      8,265
                                                              --------   --------   --------
         Total operating expenses...........................    53,216     53,816     41,705
                                                              --------   --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES....................    50,402     46,604     35,587
PROVISION FOR INCOME TAXES..................................     5,814      9,480      6,892
                                                              --------   --------   --------
NET INCOME..................................................  $ 44,588   $ 37,124   $ 28,695
                                                              ========   ========   ========
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS..............  $ 38,789   $ 32,817   $ 27,604
                                                              ========   ========   ========
BASIC AND DILUTED EARNINGS PER COMMON SHARE:................  $   0.93   $   0.78   $   0.66
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          AND OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000       1999       1998
                                                              --------   --------   --------
CHANGES IN STOCKHOLDERS' EQUITY:
  Preferred stock:
    Balance at beginning of year............................  $  3,220   $  1,219   $     --
    Issuance of preferred stock.............................                2,001      1,219
                                                              --------   --------   --------
    Balance at end of year..................................     3,220      3,220      1,219
                                                              --------   --------   --------
  Common stock:
    Balance at beginning of year............................    42,000     42,080     48,593
    Purchase and retirement of common stock.................      (498)       (80)      (166)
    Retirement of treasury stock............................                          (6,347)
                                                              --------   --------   --------
    Balance at end of year..................................    41,502     42,000     42,080
                                                              --------   --------   --------
  Paid-in capital:
    Balance at beginning of year............................    99,596     54,466     27,810
    Treasury stock exchanged for land.......................                             214
    Purchase and retirement of common stock.................    (4,283)    (1,142)    (2,262)
    Retirement of treasury stock............................                             779
    Issuance of preferred stock.............................               46,272     27,925
                                                              --------   --------   --------
    Balance at end of year..................................    95,313     99,596     54,466
                                                              --------   --------   --------
  Reserve fund:
    Balance at beginning of year............................    12,843      9,131      6,261
    Transfer from undivided profits.........................     4,459      3,712      2,870
                                                              --------   --------   --------
    Balance at end of year..................................    17,302     12,843      9,131
                                                              --------   --------   --------
  Undivided profits:
    Balance at beginning of year............................    67,218     47,359     25,149
    Net income..............................................    44,588     37,124     28,695
    Cash dividends on common stock..........................    (8,307)    (9,246)    (2,524)
    Cash dividends on preferred stock.......................    (5,799)    (4,307)    (1,091)
    Transfer to reserve fund................................    (4,459)    (3,712)    (2,870)
                                                              --------   --------   --------
    Balance at end of year..................................    93,241     67,218     47,359
                                                              --------   --------   --------
  Accumulated other comprehensive income:
    Balance at beginning of year............................    (1,058)        28
    Other comprehensive income (loss) for the year..........     1,098     (1,086)        28
                                                              --------   --------   --------
    Balance at end of year..................................        40     (1,058)        28
                                                              --------   --------   --------
  Common stock in treasury:
    Balance at beginning of year............................                          (5,579)
    Treasury stock exchanged for land.......................                              11
    Retirement of treasury stock............................                           5,568
                                                              --------   --------   --------
    Balance at end of year..................................        --         --         --
                                                              --------   --------   --------
TOTAL STOCKHOLDERS' EQUITY..................................  $250,618   $223,819   $154,283
                                                              ========   ========   ========
COMPREHENSIVE INCOME:
  Net income................................................  $ 44,588   $ 37,124   $ 28,695
                                                              --------   --------   --------
  Other comprehensive income (loss), net of taxes:
    Unrealized net gain (loss) on securities available for
      sale arising during the year..........................       676       (973)        34
    Reclassification adjustment included in net income......       422       (113)        (6)
                                                              --------   --------   --------
  Net change in fair value of securities available for sale,
    net of taxes............................................     1,098     (1,086)        28
                                                              --------   --------   --------
TOTAL COMPREHENSIVE INCOME..................................  $ 45,686   $ 36,038   $ 28,723
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    44,588   $    37,124   $    28,695
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for:
        Loan losses.........................................        8,700        14,000         6,000
        Foreclosed real estate held for sale................           20            15
      Depreciation and amortization on:
        Premises and equipment..............................        6,377         5,341         3,920
        Foreclosed real estate held for sale................           57            85            86
        Mortgage servicing rights...........................          347           320           146
      Deferred income tax credit............................       (1,920)       (4,326)       (2,175)
      Amortization of premium (discount) on:
        Investment securities available for sale............            9             7            67
        Investment securities held to maturity..............      (12,021)       (8,423)       (4,778)
        Mortgage-backed securities held to maturity.........          (63)           24           253
        Loans...............................................          476           668           473
      Amortization of excess of cost over net assets
        acquired............................................           63           355           656
      Amortization of deferred loan origination fees and
        costs...............................................       (3,905)       (4,728)       (4,237)
      Net loss (gain) on sale and in valuation of:
        Investment securities available for sale............          422          (113)           (6)
        Mortgage loans held for sale........................          (43)          (74)           84
        Loans...............................................                         50           (15)
        Foreclosed real estate held for sale................          (57)          (20)          (16)
      Loss on settlement of pension plan....................                                    1,690
      Loss on impairment of assets..........................                                      477
      Originations of mortgage loans held for sale..........      (44,389)      (63,812)      (75,660)
      Proceeds from sales of mortgage loans held for sale...        3,123
      Decrease (increase) in:
        Trading securities..................................       37,417        67,970        71,475
        Accrued interest receivable.........................      (13,640)       (9,858)       (7,311)
        Other assets........................................         (528)        2,284        (4,774)
      Increase (decrease) in:
        Accrued interest on deposits and borrowings.........       20,425         9,838         6,359
        Other liabilities...................................         (490)        2,712        (1,558)
                                                              -----------   -----------   -----------
          Net cash provided by operating activities.........       44,968        49,439        19,851
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits in banks........       (2,034)       (1,484)       (2,437)
  Net increase in federal funds sold........................      (27,100)      (16,400)
  Net increase in securities purchased under agreements to
    resell..................................................       (5,154)      (29,443)      (48,230)
  Investment securities available for sale:
    Purchases...............................................       (9,889)      (60,391)      (40,566)
    Proceeds from sales.....................................        3,552        55,297        25,266
    Proceeds from principal repayment.......................        1,511         1,244            36
  Investment securities held to maturity:
    Purchases...............................................   (2,426,084)   (3,340,222)   (3,139,897)
    Proceeds from redemption and repayment..................    2,033,788     3,027,764     2,880,991
  Mortgage-backed securities held to maturity:
    Purchases...............................................      (96,454)      (17,502)      (23,266)
    Proceeds from principal repayment.......................       18,680        35,675        41,626
  Loans receivable:
    Purchases...............................................     (261,829)     (375,475)     (260,418)
    Proceeds from sales.....................................                     20,051         6,580
    Other increase..........................................      (77,817)     (169,940)     (323,603)

                                                                     (Continued)

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  Proceeds from sales of foreclosed real estate held for
    sale....................................................  $       142   $       587   $       167
  Additions to premises and equipment.......................      (10,342)      (10,024)       (9,849)
  Purchase of Federal Home Loan Bank stock..................      (17,000)       (7,000)       (1,500)
  Purchase of SRG Net Inc., net of cash acquired............                       (109)         (709)
                                                              -----------   -----------   -----------
        Net cash used in investing activities...............     (876,030)     (887,372)     (895,809)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..................................      374,693       549,325       641,664
  Net increase (decrease) in securities sold under
    agreements to
    repurchase..............................................       16,293       123,212      (124,589)
  Securities sold under agreements to repurchase with
    original maturities over three months:
      Proceeds..............................................    1,508,886       418,339       425,955
      Payments..............................................   (1,076,074)     (317,908)      (76,791)
  Term notes payments.......................................      (31,000)       (5,000)      (28,000)
  Advances from Federal Home Loan Bank:
    Proceeds................................................       50,000        39,000        51,000
    Payments................................................                                  (20,000)
  Net increase in advances from borrowers for taxes and
    insurance...............................................           82           198           450
  Repurchase of common stock for retirement.................       (4,781)       (1,222)       (2,427)
  Issuance of preferred stocks..............................                     48,273        29,143
  Dividends paid............................................      (16,773)      (10,041)       (5,427)
                                                              -----------   -----------   -----------
        Net cash provided by financing activities...........      821,326       844,176       890,978
                                                              -----------   -----------   -----------
NET CHANGE IN CASH AND DUE FROM BANKS.......................       (9,736)        6,243        15,020
CASH AND DUE FROM BANKS, BEGINNING OF YEAR..................       55,672        49,429        34,409
                                                              -----------   -----------   -----------
CASH AND DUE FROM BANKS, END OF YEAR........................  $    45,936   $    55,672   $    49,429
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits and other borrowings...............  $   171,712   $   120,968   $    77,948
    Income taxes............................................       11,104        11,424         9,850
  Noncash activities:
    Accrued dividends payable...............................          935         3,602            90
    Mortgage loans securitized and transferred to:
      Trading securities....................................       38,289        64,169        71,217
      Investment securities available for sale..............                      4,181
    Transfers from:
      Loans to foreclosed real estate held for sale.........          569           291         1,233
      Trading securities to mortgage-backed securities held
        to maturity.........................................                                    1,004
    Mortgage loans originated to finance the sale of
      foreclosed real estate held for sale..................          185           663           121
    Capitalized mortgage servicing rights...................          454           837           962
    Unpaid additions to premises and equipment..............           80           739
    Increase (decrease) in unrealized net gain (loss) on
      investment securities available for sale, net of
      taxes.................................................        1,098        (1,086)           28
    Treasury stock exchanged for land.......................                                      225
    Retirement of treasury stock............................                                    5,568

                                                                     (Concluded)

                See notes to consolidated financial statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     W Holding Company, Inc. (the "Company") is a financial holding company offering a full range of financial services through its wholly owned subsidiary, Westernbank Puerto Rico ("Westernbank"). The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank.

     In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards. Up to December 31, 2000, the Company had no operations other than those from its investment in Westernbank.

     Westernbank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank. Westernbank offers a full array of consumer and business financial services, including banking and trust services. Westernbank operates through 35 full service branch offices located throughout Puerto Rico, primarily in the Southwestern portion of the island, and a fully functional banking site on the Internet. In addition, it operates two divisions:
Westernbank International Division, which offers commercial banking and related services outside of Puerto Rico and Westernbank Trust Division, which effective September 2000 began offering a full array of trust services. In February 1998, Westernbank acquired 80% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. In March 1999, Westernbank acquired the remaining 20% of the voting shares of SRG Net, Inc. The assets, liabilities, revenues and expenses of the subsidiary and the Westernbank Trust Division at December 31, 2000 and 1999 and for the years then ended are not significant.

     The accounting and reporting policies of W Holding Company, Inc. conform to accounting principles generally accepted in the United States of America ("GAAP") and banking industry practices. Following is a summary of the Company's most significant accounting policies:

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westernbank Puerto Rico. All significant intercompany transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK -- Most of the Company's business activities are with customers located within Puerto Rico. Notes 2 and 3 discuss the types of securities that the Company invests in. Note 4 discuss the types of lending that the Company engages in. The Company does not have any significant concentration in any one industry or customer.

     CASH AND CASH EQUIVALENTS -- For purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are those amounts included in the statement of financial condition caption "cash and due from banks".

     INTEREST-BEARING DEPOSITS IN BANKS AND FEDERAL FUNDS
SOLD -- Interest-bearing deposits in banks and federal funds sold are recorded at cost and mature within eight days at December 31, 2000.

     TRADING SECURITIES -- Securities held principally for resale in the near term are classified as trading securities and recorded at fair value. Gains and losses on sales and changes in fair value of these securities are included in current operating results.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     INVESTMENT SECURITIES HELD TO MATURITY -- Investment securities for which the Company has the positive intent and ability to hold to maturity are carried at cost, adjusted for premium amortization and discount accretion under the interest method over the period to maturity.

     INVESTMENT SECURITIES AVAILABLE FOR SALE -- Investment securities available for sale consist of securities not classified as trading securities nor as held to maturity securities. These securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in other comprehensive income. Realized gains and losses on these securities are determined using the specific identification method. Premium amortization and discount accretion are recognized in interest income using the interest method over the period to maturity.

     MORTGAGE LOANS HELD FOR SALE -- Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method.

     LOANS -- Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Discounts and premiums on purchased loans are amortized to income over the expected lives of the loans using methods that approximate the interest method.

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

     ALLOWANCE FOR LOAN LOSSES -- The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses in the loan portfolio and the related allowance may change in the near term.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due accordingly to the contractual terms of the agreement. The Company measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Commercial business, commercial real estate and construction loans exceeding $500,000 are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and are collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or market are not evaluated for impairment. Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company's overall allowance for loan losses.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     FORECLOSED REAL ESTATE HELD FOR SALE -- Foreclosed real estate held for sale are carried at the lower of fair value minus estimated costs to sell or cost.

     PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed under the straight-line method over the estimated useful lives of the assets, which range from two to 40 years.

     Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred.

     IMPAIRMENT OF LONG-LIVED ASSETS -- The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     TRANSFER OF FINANCIAL ASSETS -- Transfer of financial assets are accounted for as a sale, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

     MORTGAGE SERVICING RIGHTS -- The Company recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired and assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual servicing right, to the extent that fair value is less than the capitalized amount for that right.

     The total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated servicing income.

     STOCK OPTION PLAN -- As further discussed in Note 17 to the consolidated financial statements, the Company has two stock option plans. The Company follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.

     INCOME TAXES -- Deferred income taxes are accounted for using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FINANCIAL INSTRUMENTS:

          - DERIVATIVE FINANCIAL INSTRUMENTS DESIGNATED AS HEDGES -- As part of the Company's asset/ liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps), to hedge various exposures or to modify interest rate characteris-

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

         tics of various statement of financial condition accounts. Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at the inception and throughout the hedge period. The derivative instruments, such as interest-rate swaps, that meet the preceding qualifications are accounted for using the accrual method. Net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis as an adjustment to interest income or expense on the corresponding hedged assets and liabilities. Any gains or losses on the sale or early termination of swaps used in asset/liability management activities are deferred and amortized into interest income or expense over the shorter of the maturity period of the hedge item or the swap.

          - OTHER DERIVATIVE FINANCIAL INSTRUMENTS -- Those contracts, such as interest rate options, that do not meet the hedging criteria above are classified as trading activities and are recorded at fair value with changes in fair value recorded in earnings.

          - OTHER OFF-BALANCE SHEET INSTRUMENTS -- In the ordinary course of business, the Company enters into off-balance sheet instruments consisting of commitments to extend credit, commitments under credit card arrangements and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company periodically evaluates the credit risks inherent in these commitments and letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these financial statements:

          - CASH AND DUE FROM BANKS -- The carrying amounts of cash and due from banks approximate their fair value.

          - MONEY MARKET INSTRUMENTS -- Money market instruments have been valued at their carrying amount given the relatively short period of time between origination of the instruments and their expected realization.

          - TRADING SECURITIES -- For securities held for trading purposes, fair values are based on quoted market prices.

          - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY -- The fair values of investment securities available for sale and held to maturity are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          - FEDERAL HOME LOAN BANK (FHLB) STOCK -- FHLB stock is valued at its redemption value.

          - LOANS -- Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, commercial, consumer, credit cards and other loans. Each loan category is further segmented into fixed and adjustable interest rate terms and by performing, nonperforming and loans with payments in arrears.

               The fair value of performing loans, except residential mortgages and credit card loans, is calculated by discounting scheduled cash flows through the estimated maturity dates using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is computed using an estimated market rate based on secondary market sources adjusted to reflect differences in servicing and credit costs. For credit card loans, cash flows and maturities are estimated based on contractual interest rates and historical experience and are discounted using estimated market rates.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

               Fair value for significant nonperforming loans and certain loans with payments in arrears is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate that is commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

          - MORTGAGE SERVICING RIGHTS -- The carrying amount of mortgage servicing rights, which is evaluated periodically for impairment, approximates the fair value (fair value is estimated considering prices for similar assets).

          - DEPOSITS -- The fair value of deposits with no stated maturity, such as passbook accounts, money market and checking accounts is equal to the amount payable on demand. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

          - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, TERM NOTES AND ADVANCES FROM FHLB -- The fair value of securities sold under agreements to repurchase, term notes and advances from FHLB is based on the discounted value using rates currently available to the Company for debt with similar terms and remaining maturities.

          - ACCRUED INTEREST -- The carrying amounts of accrued interest approximate their fair values.

          - INTEREST RATE SWAP AND INTEREST RATE OPTION CONTRACTS -- The fair value of interest rate swap and interest rate option contracts was obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the contracts, at the reporting date, taking into account current interest rates and the current creditworthiness of the contracts counterparties.

          - COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT -- The fair value of commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

     The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a portion of the Company's financial instruments (loans and financial liabilities), fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

     In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments such as premises and equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     EARNINGS PER SHARE -- Basic earnings per share represents income attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to the outstanding convertible preferred stock, and are determined using the if-converted method, and the outstanding stock options, and which are determined using the treasury stock method. The effect of convertible preferred stock (1,212,905 shares) was antidilutive thus basic equals diluted earnings per common share in 2000, 1999 and 1998. In 2000, the options

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) were not included in the computation of diluted earnings per share because the common stock average market price did not exceed the option exercise price.

     Basic and diluted earnings per share were computed as follows:

                                                    2000           1999           1998
                                                ------------   ------------   ------------
                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Basic and diluted earnings per share:
  Net income..................................  $    44,588    $    37,124    $    28,695
  Less preferred stock dividends..............       (5,799)        (4,307)        (1,091)
                                                -----------    -----------    -----------
  Income attributable to common
     stockholders.............................  $    38,789    $    32,817    $    27,604
                                                ===========    ===========    ===========
  Weighted average number of common shares
     outstanding for the year.................   41,630,259     42,012,116     42,096,038
                                                ===========    ===========    ===========
  Basic and diluted earnings per share........  $      0.93    $      0.78    $      0.66
                                                ===========    ===========    ===========

     COMPREHENSIVE INCOME -- Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of stockholders' equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 was amended by SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES ("SFAS 138") issued in June 2000. SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative financial instruments and for hedging activities and require all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial condition. The Statements also require that derivatives used in hedging activities to be designated into one of the following categories: (a) fair value

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

hedge; (b) cash flow hedge; and (c) foreign currency exposure hedge. The changes in fair value (that is, gains and losses) will be either recognized as part of net income in the period when the change occurs or as a component of other comprehensive income depending on their intended use and resulting designation. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. SFAS 133 and SFAS 138 become effective on January 1, 2001. The effect of implementing these Statements on the Company's financial condition and results of operations will be a decrease in deposits, an increase in other liabilities and an increase in accumulated other comprehensive income, net of tax, by $2,607,000, $2,472,000, $135,000, respectively. There is no effect on results of operations from the implementation of these Statements.

     In September 2000, the FASB issued Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain diclosures. SFAS 140 supersedes SFAS 125, although it retains most of SFAS 125's provisions without modification. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is not expected to have a material effect on the Company's consolidated financial statements. Disclosures regarding securitizations are effective for all fiscal years ending after December 15, 2000 and are reflected in Note 4.

     RECLASSIFICATIONS -- Certain reclassifications have been made to prior years financial statements to conform with the current year presentation.

2.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL:

     The Company enters into purchases of securities under agreements to resell the same securities. These agreements are classified as secured loans and are reflected as assets in the consolidated statements of financial condition.

     At December 31, 2000 and 1999, securities purchased under agreements to resell (classified by counterparty) were as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Doral Securities, Inc.......................................  $ 60,341   $ 60,059
PaineWebber Incorporated of Puerto Rico.....................    55,070     31,000
Popular Securities, Inc.....................................    10,398      9,796
Merill Lynch Financial Services of Puerto Rico, Inc.........               19,800
                                                              --------   --------
          Total.............................................  $125,809   $120,655
                                                              ========   ========

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL -- (CONTINUED)

     A comparative summary of securities purchased under agreements to resell as of December 31, 2000 were as follows:

                                                       2000                      1999
                                              -----------------------   -----------------------
                                                              FAIR                      FAIR
                                                            VALUE OF                  VALUE OF
                                              RECEIVABLE   UNDERLYING   RECEIVABLE   UNDERLYING
           UNDERLYING COLLATERAL               BALANCE     COLLATERAL    BALANCE     COLLATERAL
           ---------------------              ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Investment securities:
  U.S. Government and agencies
     obligations............................   $ 48,076     $ 48,984     $ 25,100     $ 25,535
  Mortgage-backed securities -- Guaranteed
     by Government agencies.................     77,733       79,837       95,555       98,428
                                               --------     --------     --------     --------
  Total -- excluding accrued interest
     receivable.............................   $125,809     $128,821     $120,655     $123,963
                                               ========     ========     ========     ========
  Accrued interest receivable on securities
     purchased under agreements to resell...   $     82                  $    565
                                               ========                  ========

     The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral where the fair value of the underlying collateral fall to less than the collateral requirement. The collateral requirement is equal to 102 percent of the fair value of the underlying collateral. At December 31, 2000, all repurchase agreements mature the next business day. Securities purchased under agreements to resell are held in safekeeping, in the name of the Company, by Citibank N.A., the Company's custodian, or are held by the counterparty if the agreement is due the next business day.

     Average outstanding balances and maximum month-end outstanding balances during the years ended December 31, 2000 and 1999, and weighted average interest rates for the year and at year end are indicated below:

                                                                 2000        1999
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Monthly average outstanding balance.........................   $123,240     $96,770
Maximum outstanding balance at any month-end................    143,121     163,759
Weighted average interest rate:
  For the year..............................................       6.20%       5.25%
  At year end...............................................       6.75        5.61

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  INVESTMENT SECURITIES:

     The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, were as follows:

                                                          GROSS        GROSS
                                           AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                              COST        GAINS        LOSSES       VALUE
                                           ----------   ----------   ----------   ----------
            DECEMBER 31, 2000                               (IN THOUSANDS)
TRADING SECURITIES --
  Mortgage-backed securities --
     Government National Mortgage
     Association (GNMA) certificates.....  $    2,146     $   16      $     1     $    2,161
                                           ==========     ======      =======     ==========
AVAILABLE FOR SALE --
  Mortgage-backed securities --
     GNMA certificates...................  $   27,735     $  194      $   123     $   27,806
                                           ==========     ======      =======     ==========
HELD TO MATURITY:
  U.S. Government and agencies
     obligations.........................  $1,367,417     $  707      $35,546     $1,332,578
  Puerto Rico Government and agencies
     obligations.........................      13,769        281                      14,050
  Other..................................      86,414        688        2,557         84,545
                                           ----------     ------      -------     ----------
          Total..........................   1,467,600      1,676       38,103      1,431,173
                                           ----------     ------      -------     ----------
  Mortgage and other asset-backed
     securities:
     Federal Home Loan Mortgage
       Corporation (FHLMC)
       certificates......................      16,986        225           61         17,150
     GNMA certificates...................      23,113        162           10         23,265
     Fannie Mae (FNMA) certificates......      12,705        154           11         12,848
     Collateralized mortgage obligations
       (CMO) certificates................      66,184        423          124         66,483
     Other...............................      70,099                     754         69,345
                                           ----------     ------      -------     ----------
          Total..........................     189,087        964          960        189,091
                                           ----------     ------      -------     ----------
          Total..........................  $1,656,687     $2,640      $39,063     $1,620,264
                                           ==========     ======      =======     ==========

                                                          GROSS        GROSS
                                           AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                              COST        GAINS        LOSSES       VALUE
            DECEMBER 31, 1999              ----------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
TRADING SECURITIES --
  Mortgage-backed securities --
     GNMA certificates...................  $    1,251      $ 38       $           $    1,289
                                           ==========      ====       ========    ==========
AVAILABLE FOR SALE --
  Mortgage-backed securities --
     GNMA certificates...................  $   19,294      $          $    767    $   18,527
     FNMA certificates...................       4,046                      388         3,658
                                           ----------      ----       --------    ----------
          Total..........................  $   23,340      $          $  1,155    $   22,185
                                           ==========      ====       ========    ==========

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  INVESTMENT SECURITIES -- (CONTINUED)

                                                          GROSS        GROSS
                                           AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                              COST        GAINS        LOSSES       VALUE
            DECEMBER 31, 1999              ----------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
HELD TO MATURITY:
  U.S. Government and agencies
     obligations.........................  $1,029,449      $  6       $ 97,335    $  932,120
  Puerto Rico Government and agencies
     obligations.........................      16,668       158            135        16,691
  Other..................................      17,166                    1,101        16,065
                                           ----------      ----       --------    ----------
          Total..........................   1,063,283       164         98,571       964,876
                                           ==========      ====       ========    ==========
  Mortgage and other asset-backed
     securities:
     FHLMC...............................      20,594       100            644        20,050
     GNMA certificates...................      27,637       360            179        27,818
     FNMA certificates...................      14,736        37            453        14,320
     CMO certificates....................      28,107         5            722        27,390
     Other...............................      20,175                      283        19,892
                                           ----------      ----       --------    ----------
          Total..........................     111,249       502          2,281       109,470
                                           ----------      ----       --------    ----------
          Total..........................  $1,174,532      $666       $100,852    $1,074,346
                                           ==========      ====       ========    ==========

     The amortized cost and fair value of investment securities held to maturity at December 31, 2000, by contractual maturity (excluding mortgage-backed securities), are shown below.

                                                              AMORTIZED       FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Due within one year.........................................  $   70,954   $   70,942
Due after one year through five years.......................     289,360      290,526
Due after five years through ten years......................      92,702       93,049
Due after ten years.........................................   1,014,584      976,656
                                                              ----------   ----------
          Total.............................................   1,467,600    1,431,173
Mortgage and other asset-backed securities..................     189,087      189,091
                                                              ----------   ----------
          Total.............................................  $1,656,687   $1,620,264
                                                              ==========   ==========

     Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the years ended December 31, 2000, 1999 and 1998, were as follows:

                                                               2000     1999      1998
                                                              ------   -------   -------
                                                                    (IN THOUSANDS)
Available for sale:
  Proceeds from sales.......................................  $3,552   $55,297   $25,266
  Gross realized gains......................................               137         6
  Gross realized losses.....................................     422        24

     Unencumbered investment securities held to maturity at December 31, 2000, amounted to $226,039,000 after taking into account the investment securities pledged (Notes 7, 10 and 18), those sold under agreements to repurchase (Note
8), those pledged to the Federal Reserve Bank of $4,986,000, and those pledged to the Puerto Rico Treasury Department (for the Westernbank International Division) of $351,000.

     The fair values of investment securities available for sale and held to maturity are estimated based on bid quotations received from securities dealers. The Company derives significant tax benefits by generating

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  INVESTMENT SECURITIES -- (CONTINUED)

nontaxable interest income on a substantial portion of these investments, thereby reducing its effective income tax rate and, consequently, obtaining a higher effective investment yield. The fair values determined as described above do not reflect this tax advantage.

     Nontaxable interest income on investments for the years ended December 31, 2000, 1999 and 1998, amounted to $93,122,000, $72,012,000, and $46,605,000, respectively. Nontaxable interest income relates mostly to interest earned on government obligations of the United States and Puerto Rico, certain mortgage-backed securities, and investments of the Westernbank International division.

4.  LOANS:

     The loan portfolio at December 31, consisted of the following:

                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
  One-to-four-family residences.............................  $  762,655   $  680,675
  Other properties..........................................       1,845        2,388
  Construction and land acquisition.........................      87,834      111,451
  Loans to facilitate the sale of foreclosed real estate....         747          757
  Insured or guaranteed:
     Federal Housing Administration, Farmers Home
       Administration and Veterans Administration...........      16,342       21,251
     Puerto Rico Housing Bank and Finance Agency............         359          467
  Commercial real estate....................................     887,084      677,924
                                                              ----------   ----------
  Total.....................................................   1,756,866    1,494,913
                                                              ----------   ----------
  Plus (less):
     Undisbursed portion of loans in process................      (5,963)      (8,763)
     Premium on loans purchased.............................       2,712        3,278
     Deferred loan fees -- net..............................      (4,412)      (4,807)
                                                              ----------   ----------
  Total.....................................................      (7,663)     (10,292)
                                                              ----------   ----------
     Real estate loans -- net...............................   1,749,203    1,484,621
                                                              ----------   ----------
OTHER LOANS:
  Commercial loans..........................................     100,487       80,484
  Loans on deposits.........................................      37,108       35,265
  Credit cards..............................................      35,556       35,306
  Consumer loans............................................     311,062      258,927
  Less deferred loan fees -- net and unearned interest......        (828)        (957)
                                                              ----------   ----------
  Other loans -- net........................................     483,385      409,025
                                                              ----------   ----------
TOTAL LOANS.................................................   2,232,588    1,893,646
ALLOWANCE FOR LOAN LOSSES...................................     (28,928)     (23,978)
                                                              ----------   ----------
LOANS -- NET................................................  $2,203,660   $1,869,668
                                                              ==========   ==========

     The Company originated commercial real estate loans during 2000 amounting to $425,825,000, totalling $887,084,000 at December 31, 2000. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  LOANS -- (CONTINUED)
     The Company originates mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, mortgage loans are designated as held for either sale or investment purposes. Mortgage loans held for sale are carried at the lower of cost or fair value, determined on a net aggregate basis. At December 31, 2000 and 1999, mortgage loans with a cost of $4,640,000 and $2,083,000, respectively, were designated as held for sale.

     The following table reflects the outstanding principal balance of nonaccrual loans and the corresponding effect on earnings:

                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Outstanding principal balance at end of year................  $9,690   $6,955   $7,782
                                                              ======   ======   ======
Interest which would have been recorded if the loans had
  been performing and not been classified as nonaccrual.....  $  979   $  514   $1,027
                                                              ======   ======   ======

     Loans serviced for others are not included in the consolidated statements of financial condition. At December 31, 2000 and 1999, the unpaid principal balance of these loans amounted to $297,143,000 and $281,655,000, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with the loans serviced for others, the Company held borrowers' escrow balances of $786,000 and $886,000 at December 31, 2000 and 1999, respectively.

     Mortgage servicing rights, included as other assets, amounted to $2,085,000, $1,979,000 and $1,462,000 at December 31, 2000, 1999 and 1998,
respectively. In 2000, 1999 and 1998, the Company capitalized mortgage servicing rights amounting to $453,000, $837,000 and $962,000, respectively. Amortization of mortgage servicing rights was $347,000, $320,000, and $146,000 in 2000, 1999, and 1998, respectively. At December 31, 2000, 1999 and 1998, the carrying value of mortgage servicing rights approximates fair value.

     In the normal course of business, the Company engages in business transactions with its directors, executive officers, principal shareholders and organizations associated with them. Loans to related parties, mainly mortgage loans for purchase of the principal residence, are substantially on the same terms as loans to nonrelated parties. The aggregate amount of loans outstanding to related parties at December 31, 2000 and 1999 totalled $614,000 and $354,000, respectively.

     Changes in the allowance for loan losses are summarized below:

                                                            2000      1999      1998
                                                           -------   -------   -------
                                                                 (IN THOUSANDS)
Balance -- at January 1..................................  $23,978   $15,800   $13,201
Provision charged to income..............................    8,700    14,000     6,000
Recoveries credited to the allowance.....................    1,613     1,536       823
Write-off of uncollectible accounts......................   (5,363)   (7,358)   (4,224)
                                                           -------   -------   -------
Balance -- at December 31................................  $28,928   $23,978   $15,800
                                                           =======   =======   =======

     The total investment in impaired commercial and construction loans at December 31, 2000 and 1999 was $12,874,000 and $13,083,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at December 31, 2000 and 1999. Impaired commercial and construction loans amounting to $8,040,000 and $8,136,000 at December 31, 2000 and 1999, respectively, were covered by a valuation allowance of $1,157,000 and $1,268,000, respectively. Impaired commercial and construction loans amounting to $4,834,000 and $4,947,000 at December 31, 2000 and 1999, respectively, did not require a

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  LOANS -- (CONTINUED)

valuation allowance in accordance with SFAS 114. The average investment in impaired commercial and construction loans during the years ended December 31, 2000, 1999 and 1998, amounted to $11,873,000, $14,919,000 and $6,561,000, respectively. The Company's policy is to recognize interest income related to impaired loans on a cash basis, when they are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income during the years ended December 31, 2000, 1999 and 1998, amounted to $780,000, $1,470,000 and $242,000, respectively.

5.  FORECLOSED REAL ESTATE HELD FOR SALE:

     Foreclosed real estate held for sale at December 31, consisted of the following:

                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Balance, foreclosed real estate held for sale:
  Residential (1 - 4 units).................................  $   90   $  159   $  598
  Commercial................................................   2,662    2,371    2,956
                                                              ------   ------   ------
          Total.............................................   2,752    2,530    3,554
Less valuation allowance....................................     298      298      283
                                                              ------   ------   ------
Foreclosed real estate held for sale -- net.................  $2,454   $2,232   $3,271
                                                              ======   ======   ======

6.  PREMISES AND EQUIPMENT:

     Premises and equipment at December 31, consisted of the following:

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Land........................................................  $12,802   $10,850
Buildings and improvements..................................    7,788     8,109
Furniture and equipment.....................................   23,761    25,751
Leasehold improvements......................................   10,776     6,930
Construction in progress....................................    2,196     3,455
                                                              -------   -------
          Total.............................................   57,323    55,095
Less accumulated depreciation and amortization..............   15,585    16,664
                                                              -------   -------
          Total.............................................  $41,738   $38,431
                                                              =======   =======

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  DEPOSITS AND INTEREST EXPENSE:

     Deposits at December 31, consisted of the following:

                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Noninterest bearings accounts...............................  $  120,559   $  103,682
Passbook....................................................     416,684      409,423
NOW accounts................................................      92,737       78,844
Super NOW accounts..........................................      18,284       18,830
Money market................................................       6,360        7,726
Certificates of deposit.....................................   1,950,598    1,610,893
                                                              ----------   ----------
          Total.............................................   2,605,222    2,229,398
Accrued interest payable....................................      31,473       18,467
                                                              ----------   ----------
          Total.............................................  $2,636,695   $2,247,865
                                                              ==========   ==========

     The weighted average interest rate of all deposits at December 31, 2000 and 1999, was approximately 5.52% and 4.93%, respectively. At December 31, 2000, the aggregate amount of deposits in denominations of $100,000 or more was $432,653,000 ($490,224,000 at December 31, 1999) including brokered deposits ($1,271,305,000 and $894,847,000 at December 31, 2000 and 1999, respectively).
Deposits of directors, executive officers, principal shareholders and organizations associated with them amounted to $5,796,000 and $1,075,000 at December 31, 2000 and 1999, respectively.

     At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

                  YEAR ENDING DECEMBER 31,                        AMOUNT
                  ------------------------                    --------------
                                                              (IN THOUSANDS)
2001........................................................    $1,302,761
2002........................................................        59,745
2003........................................................        59,648
2004........................................................        39,137
2005........................................................        40,247
Thereafter..................................................       449,060
                                                                ----------
          Total.............................................    $1,950,598
                                                                ==========

     At December 31, 2000, the Company had pledged the following assets:

          (1) Investment securities with a carrying value of $43,042,000 and mortgage-backed securities with a carrying value of $16,700,000 to secure public funds.

          (2) Mortgage-backed securities with a carrying value of $124,000 as bond requirement for individual retirement accounts.

     A summary of interest expense on deposits for the years ended December 31, follows:

                                                            2000      1999      1998
                                                          --------   -------   -------
                                                                 (IN THOUSANDS)
Passbook................................................  $ 12,491   $12,462   $11,336
NOW, Super NOW and Money Market accounts................     3,185     3,103     2,462
Certificates of deposit.................................   111,964    74,989    43,935
                                                          --------   -------   -------
          Total.........................................  $127,640   $90,554   $57,733
                                                          ========   =======   =======

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

     The Company enters into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Reverse repurchase agreements are classified as secured borrowings and are reflected as a liability in the consolidated statements of financial condition. During the period of such agreements, the securities were delivered to the counterparties. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities at the maturities of the agreements. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

     Reverse repurchase agreements at December 31, 2000 mature as follows: within 30 days $104,851,000; in 2001 $65,374,000; in 2005 $164,650,000; and in
2010 $844,198,000. At December 31, 2000, with respect to reverse repurchase agreements amounting to $532,848,000, excluding FHLB reverse repurchase agreements (Note 10), the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter.

     Reverse repurchase agreements at December 31, consisted of the following:

                                                           2000        1999
                                                        ----------   --------
                                                           (IN THOUSANDS)
Fixed rate............................................  $1,134,048   $684,943
Variable rate.........................................      45,025     45,025
                                                        ----------   --------
          Total.......................................  $1,179,073   $729,968
                                                        ==========   ========

     At December 31, 2000 and 1999, securities sold under agreements to repurchase (classified by counterparty) were as follows:

                                                            2000                        1999
                                                 --------------------------   -------------------------
                                                               FAIR VALUE                  FAIR VALUE
                                                 BORROWING    OF UNDERLYING   BORROWING   OF UNDERLYING
                                                  BALANCE      COLLATERAL      BALANCE     COLLATERAL
                                                 ----------   -------------   ---------   -------------
                                                                     (IN THOUSANDS)
Lehman Brothers Inc. and affiliates............  $  475,144    $  511,086     $361,942      $370,843
Federal Home Loan Bank of New York.............     476,000       507,886      186,000       205,706
Merrill Lynch Government Securities Inc. and
  affiliates...................................      89,380        96,576       62,243        63,534
PaineWebber Inc. and affiliates................      69,214        74,908       22,400        22,804
Salomon Smith Barney Inc. and affiliates.......      50,000        54,378       60,623        58,702
The Conservation Trust Fund of Puerto Rico.....      15,000        15,467       15,000        14,493
Morgan Stanley Dean Witter.....................       4,335         4,545       17,865        18,046
Prudential Securities Incorporated.............                                  3,895         3,760
                                                 ----------    ----------     --------      --------
          Total................................  $1,179,073    $1,264,846     $729,968      $757,888
                                                 ==========    ==========     ========      ========

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE -- (CONTINUED)

     Borrowings under reverse repurchase agreements at December 31, were collateralized as follows:

                                                    2000                      1999
                                           -----------------------   -----------------------
                                            CARRYING       FAIR       CARRYING       FAIR
          SECURITIES UNDERLYING             VALUE OF     VALUE OF     VALUE OF     VALUE OF
           REVERSE REPURCHASE              UNDERLYING   UNDERLYING   UNDERLYING   UNDERLYING
               AGREEMENTS                  COLLATERAL   COLLATERAL   COLLATERAL   COLLATERAL
          ---------------------            ----------   ----------   ----------   ----------
                                                            (IN THOUSANDS)
U.S. Government and agencies
  obligations............................  $1,195,157   $1,164,678    $773,035     $699,933
Mortgage-backed securities...............      61,573       61,908      23,929       23,362
Mortgage-backed securities available for
  sale...................................      23,402       23,534      19,294       18,528
Other investments........................      17,170       14,726      17,166       16,065
                                           ----------   ----------    --------     --------
          Total..........................   1,297,302   $1,264,846     833,424     $757,888
                                                        ==========                 ========
Accrued interest receivable of underlying
  securities.............................      19,424                    6,596
                                           ----------                 --------
          Total..........................  $1,316,726                 $840,020
                                           ==========                 ========

     Average outstanding balances and maximum month-end outstanding balances during the years ended December 31, 2000 and 1999, and weighted average interest rates for the year and at year-end are indicated below:

                                                                 2000         1999
                                                              -----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Monthly average outstanding balance.........................  $  862,994    $669,005
Maximum outstanding balance at any month-end................   1,179,073     744,155
Weighted average interest rate:
  For the year..............................................        6.18%       4.90%
  At year end...............................................        6.10        5.26

9.  LINES OF CREDIT:

     As of December 31, 2000 and 1999, Westernbank had line of credit agreements with two commercial banks permitting Westernbank to borrow a maximum aggregate amount of $35,000,000 and $30,000,000, respectively, (there were no borrowings during the years ended December 31, 2000 and 1999, under such lines of credit). The agreements provide for unsecured advances to be used by Westernbank on an overnight basis. Interest rate is negotiated at the time of the transaction. The credit agreements are renewable annually.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  TERM NOTES AND ADVANCES FROM FEDERAL HOME LOAN BANK:

     Term notes and advances from Federal Home Loan Bank (FHLB) at December 31, consisted of the following:

                                                2000                  1999
                                         -------------------   ------------------
                                                    WEIGHTED             WEIGHTED
                                                    INTEREST             INTEREST
                                          AMOUNT      RATE     AMOUNT      RATE
                                         --------   --------   -------   --------
                                                  (DOLLARS IN THOUSANDS)
TERM NOTES --
  Variable rate notes (83% to 89% of
     three month LIBID rate)...........  $ 48,000     5.40%    $79,000     5.11%
                                         ========     ====     =======    =====
ADVANCES FROM FHLB:
  Variable rate convertible advances
     (88% to 94% of three month LIBID
     rate).............................  $ 64,000              $39,000
  Fixed rate convertible advances
     (5.69% to 6.66%)..................    56,000               31,000
                                         --------              -------
          Total advances from FHLB.....  $120,000     6.30%    $70,000     5.70%
                                         ========     ====     =======    =====

     Term notes amounting to $40,000,000 are secured by irrevocable stand-by letters of credit issued by a commercial bank (the "issuer") with credit values amounting to $40,900,000. Under the letters of credit securities pledge agreements, the Company has delivered to the issuer specific investment securities having a fair value, determined monthly, of at least 105% of the face amount of the letters of credit. At December 31, 2000, the carrying value of the specific collateral held by the issuer consisted of investment securities of $43,900,000.

     Term notes amounting to $8,000,000 are secured by a pledge of certain collateral pursuant to pledge agreements. Under the pledge agreements, the Company has delivered to the note holders investments and mortgage-backed securities having a fair value determined every two weeks of at least 105% of the aggregate principal amount of the current notes outstanding. At December 31, 2000, the carrying value of the specific collateral held by the note holders consisted of investment securities of $8,900,000.

     Advances and reverse repurchase agreements (Note 8) are received from the FHLB under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and reverse repurchase agreements, respectively. At December 31, 2000, convertible advances were secured by interest-bearing deposits in bank amounting to $2,500,000, investment securities amounting to $7,275,000 and mortgage notes amounting to $166,147,000. At the advance's and reverse repurchase agreement's first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advance and reverse repurchase agreement, including any accrued interest, on such optional conversion date.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  TERM NOTES AND ADVANCES FROM FEDERAL HOME LOAN BANK -- (CONTINUED)

     Term notes and advances from FHLB by contractual maturities at December 31, 2000, were as follows:

                      YEAR ENDING                          TERM     ADVANCES
                      DECEMBER 31,                         NOTES    FROM FHLB
                      ------------                        -------   ---------
                                                            (IN THOUSANDS)
2001....................................................  $ 5,000   $ 64,000
2002....................................................   43,000
2005....................................................              14,000
2010....................................................              42,000
                                                          -------   --------
          Total.........................................  $48,000   $120,000
                                                          =======   ========

11.  INCOME TAXES:

     Under the Puerto Rico Internal Revenue Code (the "Code"), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company and Westernbank are subject to Puerto Rico regular income tax or alternative minimum tax ("AMT") on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

     The Code provides a dividend received deduction of 100%, on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

     The provision for income taxes for the years ended December 31, consisted of the following:

                                                     2000     1999      1998
                                                    ------   -------   -------
                                                          (IN THOUSANDS)
Current...........................................  $7,734   $13,806   $ 9,067
Deferred..........................................  (1,920)   (4,326)   (2,175)
                                                    ------   -------   -------
          Total...................................  $5,814   $ 9,480   $ 6,892
                                                    ======   =======   =======

     A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the years ended December 31, is as follows:

                                                    2000      1999      1998
                                                  --------   -------   -------
                                                         (IN THOUSANDS)
Computed at Puerto Rico statutory rate..........  $ 19,657   $18,176   $13,879
Effect on provision of:
  Exempt interest income, net...................   (13,864)   (9,794)   (6,930)
  Net nondeductible expenses (nontaxable
     income)....................................       105       413       123
  Other.........................................       (84)      685      (180)
                                                  --------   -------   -------
Provision for income taxes as reported..........  $  5,814   $ 9,480   $ 6,892
                                                  ========   =======   =======

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  INCOME TAXES -- (CONTINUED)
     Deferred income tax assets (liabilities) as of December 31, 2000 and 1999, consisted of the following:

                                                              2000      1999
                                                             -------   ------
                                                              (IN THOUSANDS)
Allowance for loan losses..................................  $11,282   $9,352
Loss carryforward relating to sale of securities...........        8      136
Allowance for foreclosed real estate held for sale.........       75       75
Mortgage servicing rights..................................     (813)    (772)
Other temporary differences................................      (68)     (98)
                                                             -------   ------
          Total............................................   10,484    8,693
Less valuation allowance...................................       39       39
                                                             -------   ------
Deferred income taxes, net.................................  $10,445   $8,654
                                                             =======   ======

     Changes in the valuation allowance for deferred income tax assets were as follows:

                                                          2000   1999    1998
                                                          ----   -----   ----
                                                            (IN THOUSANDS)
Balance -- at January 1.................................  $39    $ 635   $400
Increase (decrease) in valuation allowance..............          (596)   235
                                                          ---    -----   ----
Balance -- at December 31...............................  $39    $  39   $635
                                                          ===    =====   ====

     Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are not met.

12.  NET GAIN (LOSS) ON SALES AND VALUATION OF LOANS, SECURITIES AND OTHER
ASSETS:

     Net gain (loss) on sales and valuation of loans, securities and other assets for the years ended December 31, 2000, 1999 and 1998, consisted of the following:

                                                        2000    1999   1998
                                                        -----   ----   -----
                                                           (IN THOUSANDS)
Trading account securities, mainly relate to loans
  securitized.........................................  $(193)  $227   $ 931
Investment securities available for sale..............   (422)   113       6
Mortgage loans held for sale..........................     43     74     (84)
Loss on impairment of assets (Note 1).................                  (477)
Other.................................................           (47)     29
                                                        -----   ----   -----
          Total.......................................  $(572)  $367   $ 405
                                                        =====   ====   =====

13.  COMMITMENTS AND CONTINGENCIES:

     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial condition.

     At December 31, 2000, the Company is obligated under noncancelable operating leases for branch offices. Certain leases contain escalation clauses providing for increased rental. Rent expense amounted to $1,834,000, $1,652,000, and $1,507,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     The projected minimum rental payments under the leases with initial or remaining terms of more than one year, without considering renewal options, and expiring through 2039 are as follows:

                                                                 MINIMUM
                  YEAR ENDING DECEMBER 31,                         RENT
                  ------------------------                    --------------
                                                              (IN THOUSANDS)
2001........................................................     $ 1,432
2002........................................................       1,057
2003........................................................         655
2004........................................................         559
2005........................................................         391
Thereafter..................................................      13,632
                                                                 -------
          Total.............................................     $17,726
                                                                 =======

     See Note 18 for standby letters of credit.

14.  RETIREMENT BENEFIT PLANS:

  PENSION PLAN

     The Company had a non-contributory defined benefit pension plan which covered substantially all of its employees. The Plan generally provided pension benefits that were based on the employee's years of service and average earnings during the last five years of employment. An employee became vested at a variable percentage upon completion of three to seven years of qualifying service. The Company's funding policy was to contribute an amount not less than the ERISA minimum funding requirement nor more than the maximum that would have been deductible for tax purposes.

     The Plan was terminated on December 18, 1998, to this effect the Plan settled the projected benefit obligation ($5,788,000) through the purchase of nonparticipating annuity contracts and lump sum payments. As a result, the Company recognized a loss on settlement of pension plan of $1,690,000 ($932,000 increase in benefit obligation plus $758,000 unrecognized loss).

     The Company established a retirement plan for directors who were not also executive officers and who elected to retire after January 1, 1988. The Plan generally provided pension benefits ranging from 80% to 100% of the Director's average remuneration based on consecutive years of service (vesting started after six years) and average earnings during the last five years (three years if the Director has served longer than 25 years). On February 24, 1989, the Plan was substantially amended to limit the pension benefits to only those directors who were founders of the Company, had attained the age of 50 years and had served for 25 consecutive years on the Board. The amended plan provides for pension benefits equal to the Director's average remuneration during the last three years of service. The other Directors (non-founders) by approving this amendment waived and renounced their pension benefits under the Plan. The Plan was unfunded as of December 31, 2000 and 1999. The accumulated benefit obligation under this Plan is $218,000 and $249,000 as of December 31, 2000 and 1999, respectively.

  PROFIT-SHARING AND DEFINED CONTRIBUTIONS PLANS

     The Company has a non-contributory deferred profit-sharing plan, covering substantially all of its employees, which provides for retirement and disability benefits. The Company's contribution to the profit-sharing plan is discretionary and is generally based on a formula related to net income. The Company's contributions for the years ended December 31 were as follows: 2000 -- $250,000; 1999 -- $753,000; 1998 -- $570,000.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  RETIREMENT BENEFIT PLANS -- (CONTINUED)

     The Company has a defined contribution plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company who have one year of service and are age twenty-one or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to a specified maximum. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company's contributions plus actual earnings thereon are 100 percent vested after five years of credited service. In case of death and disability, a participant will be 100 percent vested regardless of the number of years of credited service. The Company's contributions for the years ended December 31, 2000, 1999 and 1998, amounted to $236,000, $217,000 and $133,000, respectively.

15.  MINIMUM REGULATORY CAPITAL REQUIREMENTS:

     The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. Westernbank is regulated by the Federal Deposit Insurance Corporation ("FDIC") and by the Office of the Commissioner of Financial Institutions of Puerto Rico. Westernbank's deposits are insured by the Savings Association Insurance Fund and by the Bank Insurance Fund, which are administered by the FDIC, up to $100,000 per depositor.

     The Company (on a consolidated basis) and Westernbank (the "Companies") are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Companies' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Companies met all capital adequacy requirements to which they are subject.

     As of December 31, 2000, Westernbank qualifed as well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At December 31, 2000, there are no conditions or events, that management believes have changed Westernbank's category.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  MINIMUM REGULATORY CAPITAL REQUIREMENTS -- (CONTINUED)

     The Companies' actual capital amounts and ratios as of December 31, 2000 and 1999 are also presented in the table below:

                                                                                                   MINIMUM TO BE
                                                                          MINIMUM              WELL CAPITALIZED UNDER
                                                                          CAPITAL                PROMPT CORRECTIVE
                                                ACTUAL                  REQUIREMENT              ACTION PROVISIONS
                                         --------------------       --------------------       ----------------------
                                          AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT         RATIO
                                         --------       -----       --------       -----       ---------       ------
                                                                    (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2000:
Total Capital to Risk Weighted
  Assets:
  Consolidated....................       $279,275       11.73%      $190,409         8%             N/A         N/A
  Westernbank.....................        279,275       11.73        190,409         8         $238,012          10%
Tier I Capital to Risk Weighted
  Assets:
  Consolidated....................       $250,347       10.65%      $ 94,048         4%             N/A         N/A
  Westernbank.....................        250,347       10.65         94,048         4         $141,071           6%
Tier I Capital to Average Assets:
  Consolidated....................       $250,347        6.02%      $124,698         3%             N/A         N/A
  Westernbank.....................        250,347        6.02        124,698         3         $207,830           5%
AS OF DECEMBER 31, 1999:
Total Capital to Risk Weighted
  Assets:
  Consolidated....................       $248,007       13.22%      $150,063         8%             N/A         N/A
  Westernbank.....................        248,007       13.22        150,063         8         $187,578          10%
Tier I Capital to Risk Weighted
  Assets:
  Consolidated....................       $224,553       12.12%      $ 74,093         4%             N/A         N/A
  Westernbank.....................        224,553       12.12         74,093         4         $111,140           6%
Tier I Capital to Average Assets:
  Consolidated....................       $224,553        6.68%      $100,887         3%             N/A         N/A
  Westernbank.....................        224,553        6.68        100,887         3         $168,145           5%

     Since the Company had no operations other than those resulting from its investment in Westernbank, the consolidated actual capital amounts and ratios equal those of Westernbank.

     The Company's ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

16.  COMMON AND PREFERRED STOCK TRANSACTIONS:

     The Company in year 2000 and Westernbank in years 1999 and 1998 acquired and retired shares of common stock as follows: $4,781,000 (498,300 shares) in 2000; $1,222,000 (80,309 shares) in 1999; and, $2,428,000 (165,674 shares) in
1998.

     In 1998, Westernbank exchanged 12,163 shares in treasury for land amounting $225,000. The remaining 6,346,901 shares in treasury were retired in December 1998.

     On June 19, 1998, Westernbank's Board of Directors approved the issuance of 1,219,000 shares of 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, 1998 Series A, with a liquidation preference of $25. The preferred shares were issued on June 29, 1998, at a price of $25 per share. Proceeds from issuance of preferred stock amounted to $29,143,000, net of $1,332,000 of issuance costs. The preferred stock rank senior to Westernbank's common stock as to dividends and liquidation rights. Each share is convertible, at the holder's option, at any time on or after the 90th day following the issue date, into .995 shares of Westernbank's

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.  COMMON AND PREFERRED STOCK TRANSACTIONS -- (CONTINUED)

common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $25.125 per share of common stock. Westernbank may redeem the preferred stock at any time at the following redemption prices, if redeemed during the 12-month period beginning July 1 of the years indicated below, plus the accrued and unpaid dividends, if any, for the then current dividend period to the date of redemption: in 2002 -- $26.00; in 2003 -- $25.75; in 2004 -- $25.50; in 2005 -- $25.25; and in 2006 and
thereafter -- $25.00.

     On April 29, 1999, Westernbank's Board of Directors approved the issuance of 1,740,000 shares of 7.25% Non-cumulative, Non-convertible Monthly Income Preferred Stock, 1999 Series B, with a liquidation preference of $25 per share. The preferred shares were issued on May 29, 1999, at a price of $25 per share. On June 2, 1999, Westernbank issued an additional 261,000 shares of this Series B preferred stock. Proceeds from issuance of preferred stock amounted to $48,273,000, net of $1,752,000 of issuance costs. The preferred stock rank senior to the Company's common stock as to dividends and liquidation rights. The Company may redeem the 1999 Series B preferred stock at any time at the following redemption prices, if redeemed during the 12-month period beginning May 28 of the years indicated below, plus the accrued and unpaid dividends, if any, for the then current dividend period to the date of redemption:
2004 -- $26.00; in 2005 -- $25.50; and in 2006 and thereafter -- $25.00.

17.  STOCK COMPENSATION PLANS:

     In June 1999, the Board of Directors approved the 1999 Qualified Stock Option Plan (the "1999 Qualified Option Plan") and the 1999 Nonqualified Stock Option Plan (the "1999 Nonqualified Option Plan"), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company's common stock. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options' exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or a reorganization. During 2000, the Company granted 2,295,000 options under the 1999 Qualified Stock Option Plan to eight officers and three employees, which will become fully exercisable after five years following the grant date. The option price is $10.00. None of these options were exercised in 2000.

     As describe in Note 1, the Company follows the intrinsic value-based method. Accordingly, no compensation expense has been recognized. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                         AS REPORTED   PRO FORMA
                                                         -----------   ---------
                                                         (DOLLARS IN THOUSANDS)
Net income.............................................    $44,588      $43,837
                                                           =======      =======
Basic and diluted earnings per share...................    $  0.93      $  0.91
                                                           =======      =======

     The fair value of the options granted in year 2000 was $3.40 per option. It was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (1) the dividend yield was 2.42%; (2) the expected life was 7 years; (3) the expected volatility was 37.00%; and, (4) the risk-free interest rate was 6.15%. The weighted market price of the stock at the grant date was $8.25.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  FINANCIAL INSTRUMENTS:

     In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and derivative financial instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties.

     Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The contract amount of financial instruments whose amounts represent credit risk at December 31, 2000 and 1999, was as follows:

                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Commitments to extend credit:
  Fixed rates...........................................  $ 10,195   $ 15,302
  Variable rates........................................   133,141    159,328
Unused lines of credit:
  Commercial............................................    39,074     36,998
  Credit cards and other................................    57,191     45,856
Stand-by letters of credit..............................     1,180      2,373

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various derivative instruments for trading purposes and other than trading purposes such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  FINANCIAL INSTRUMENTS -- (CONTINUED)

event of default by the counterparties. The Company controls the credit risk of its derivative financial instrument agreements through credit approvals, limits and monitoring procedures.

     The Company enters into interest-rate swap contracts in managing its interest rate exposure. Interest-rate swap contracts generally involve the exchange of fixed-and floating-rate interest-payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Interest rate swaps are the most common type of derivative contract that the Company utilizes. An example of a situation in which the Company would utilize an interest rate swap would be to convert its fixed-rate certificates of deposit to a variable rate. By entering into the swap, the principal amount of the certificates of deposit would remain unchanged but the interest payment streams would change.

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

     Derivatives instruments are generally negotiated over-the-counter ("OTC") contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

     Information pertaining to the notional amounts of the Company's derivative financial instruments as of December 31, was as follows:

                                                                  NOTIONAL AMOUNT
                                                              -----------------------
                      TYPE OF CONTRACT                          2000           1999
                      ----------------                        --------       --------
                                                                  (IN THOUSANDS)
TRADING:
  Interest rate swaps (unmatched portion)...................  $ 14,240       $  3,907
  Caps......................................................   100,000
                                                              --------       --------
          Total.............................................  $114,240       $  3,907
                                                              ========       ========
OTHER THAN TRADING:
  Interest rate swaps used to hedge:
     Fixed rate certificates of deposit.....................  $730,739       $434,572
  Variable rate:
     Term notes.............................................    40,000         71,000
     FHLB advance...........................................    50,000
                                                              --------       --------
          Total.............................................  $820,739       $505,572
                                                              ========       ========

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  FINANCIAL INSTRUMENTS -- (CONTINUED)

     A summary of the types of swaps used and their terms at December 31, follows:

                                                                2000           1999
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Pay floating/received fixed:
  Notional amount...........................................  $744,979       $438,479
  Weighted average receive rate at year end.................      6.76%          6.38%
  Weighted average pay rate at year end.....................      6.44%          5.33%
  Floating rate in percentage of three month LIBOR, plus a
     spread ranging from minus .22% to plus .25%............       100%           100%

                                                                 2000               1999
                                                              -----------       ------------
                                                                  (DOLLARS IN THOUSANDS)
Pay fixed/receive floating:
  Notional amount...........................................  $    90,000       $     71,000
  Weighted average receive rate at year end.................         5.65%              4.47%
  Weighted average pay rate at year end.....................         5.32%              4.62%
  Floating rate in percentage of three month LIBOR, minus
     .10%...................................................   85% to 100%       85% to 86.5%

     The changes in notional amount of swaps outstanding during the years ended December 31, follows:

                                                                2000           1999
                                                              --------       --------
                                                                  (IN THOUSANDS)
Beginning balance...........................................  $509,479       $289,293
New swaps...................................................   356,500        220,186
Matured swaps...............................................   (31,000)
                                                              --------       --------
Ending balance..............................................  $834,979       $509,479
                                                              ========       ========

     At December 31, 2000, the interest rate swap and cap agreements maturities by year were as follows:

                        YEAR ENDING
                        DECEMBER 31,                           SWAPS           CAP
                        ------------                          --------       --------
                                                                  (IN THOUSANDS)
2001........................................................  $264,000
2002........................................................    50,000       $100,000
2003........................................................    35,000
2005 and thereafter.........................................   485,979
                                                              --------       --------
          Total.............................................  $834,979       $100,000
                                                              ========       ========

     Swap agreements amounting to $515,979,000, provide the counterparties the option to cancel the swap agreement on any interest payment date (matching the call options that the Company has on the hedged certificates of deposit).

     At December 31, 2000, the carrying value of the specific collateral held by the counterparties consisted of investments of $31,470,000.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  FINANCIAL INSTRUMENTS -- (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31, were as follows:

                                                         2000                      1999
                                                -----------------------   -----------------------
                                                 CARRYING       FAIR       CARRYING       FAIR
                                                  VALUE        VALUE        VALUE        VALUE
                                                ----------   ----------   ----------   ----------
                                                                 (IN THOUSANDS)
FINANCIAL ASSETS:
  Cash and due from banks.....................  $   45,936   $   45,936   $   55,672   $   55,672
  Securities purchased under agreements to
     resell...................................     125,809      125,809      120,655      120,655
  Federal funds sold..........................      43,500       43,500       16,400       16,400
  Interest-bearing deposits in banks..........      11,305       11,305        9,271        9,271
  Trading securities..........................       2,161        2,161        1,289        1,289
  Investment securities available for sale....      27,806       27,806       22,185       22,185
  Investment securities held to maturity......   1,656,687    1,620,264    1,174,532    1,074,346
  Mortgage loans held for sale................       4,640        4,695        2,074        2,074
  Loans (excluding allowance for loan
     losses)..................................   2,232,588    2,236,855    1,893,646    1,888,216
  Accrued interest receivable.................      46,951       46,951       33,312       33,312
  Federal Home Loan Bank stock................      29,800       29,800       12,800       12,800
  Mortgage servicing rights...................       2,085        2,085        1,979        1,979
FINANCIAL LIABILITIES:
  Deposits:
     Non-interest bearing.....................     120,559      120,559      103,682      103,682
     Interest bearing.........................   2,484,663    2,491,001    2,125,716    2,110,424
  Securities sold under agreements to
     repurchase...............................   1,179,073    1,183,400      729,968      729,281
  Term notes..................................      48,000       47,495       79,000       77,801
  Advances from FHLB..........................     120,000      120,020       70,000       69,561
  Accrued interest payable....................      44,473       44,473       24,047       24,047
  Other.......................................       1,776        1,776        1,694        1,694

                                                               2000                    1999
                                                       --------------------   ----------------------
                                                       CONTRACT OR            CONTRACT OR
                                                        NOTIONAL      FAIR     NOTIONAL       FAIR
                                                         AMOUNT      VALUE      AMOUNT       VALUE
                                                       -----------   ------   -----------   --------
                                                                      (IN THOUSANDS)
OFF-BALANCE SHEET ITEMS ASSETS:
  Interest rate swaps in a net receivable position...   $419,000     $5,622     $71,000     $  1,136
(LIABILITIES):
  Commitments to extend credit.......................    143,336     (1,071)    174,630         (856)
  Unused lines of credit:
     Commercial......................................     39,074       (154)     36,998          (28)
     Credit cards and other..........................     57,191       (205)     45,856         (157)
  Stand-by letters of credit.........................      1,180        (12)      2,373          (24)
  Interest rate swaps in a net payable position......    415,979     (8,375)    438,479      (25,026)

19.  RESERVE FUND:

     The Banking Law of Puerto Rico requires that a reserve fund be established and that annual transfers of at least 10% of net income be made, until such reserve fund equals 10% of total deposits or total paid-in

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

19.  RESERVE FUND -- (CONTINUED)

capital, whichever is greater. Such transfers restrict the retained earnings, which would otherwise be available for dividends.

20.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a summary of the unaudited quarterly results of operations (in thousands except for per share data):

                          2000                            MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                          ----                            --------   -------   --------   -------
Total interest income...................................  $65,766    $67,804   $74,607    $82,410
Total interest expense..................................   41,061     43,728    51,063     56,285
                                                          -------    -------   -------    -------
Net interest income.....................................   24,705     24,076    23,544     26,125
Provision for loan losses...............................    2,000      2,000     2,000      2,700
                                                          -------    -------   -------    -------
Net interest income after provision for loan losses.....   22,705     22,076    21,544     23,425
Total other income, net.................................    3,229      3,011     3,753      3,875
Total operating expenses................................   13,323     12,559    11,559     15,775
                                                          -------    -------   -------    -------
Income before income taxes..............................   12,611     12,528    13,738     11,525
Provision for income taxes..............................    2,046      1,331     1,986        451
                                                          -------    -------   -------    -------
Net income..............................................  $10,565    $11,197   $11,752    $11,074
                                                          =======    =======   =======    =======
Basic and diluted earnings per common share.............  $  0.22    $  0.23   $  0.25    $  0.23
                                                          =======    =======   =======    =======

                          1999                            MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                          ----                            --------   -------   --------   -------
Total interest income...................................  $49,415    $55,754   $61,238    $66,580
Total interest expense..................................   27,163     30,582    34,702     38,359
                                                          -------    -------   -------    -------
Net interest income.....................................   22,252     25,172    26,536     28,221
Provision for loan losses...............................    1,500      2,000     3,000      7,500
                                                          -------    -------   -------    -------
Net interest income after provision for loan losses.....   20,752     23,172    23,536     20,721
Total other income, net.................................    3,175      2,781     2,718      3,565
Total operating expenses................................   12,556     14,054    13,926     13,280
                                                          -------    -------   -------    -------
Income before income taxes..............................   11,371     11,899    12,328     11,006
Provision for income taxes..............................    2,356      2,320     2,296      2,508
                                                          -------    -------   -------    -------
Net income..............................................  $ 9,015    $ 9,579   $10,032    $ 8,498
                                                          =======    =======   =======    =======
Basic and diluted earnings per common share.............  $  0.20    $  0.21   $  0.20    $  0.17
                                                          =======    =======   =======    =======

21.  SEGMENT INFORMATION:

     The Company's management monitors and manages the financial performance of two primary business segments, the operations of Westernbank in Puerto Rico and those of the division known as Westernbank International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

21.  SEGMENT INFORMATION -- (CONTINUED)
     The financial information presented below was derived from the internal management accounting system and are based on internal management accounting policies. The information presented does not necessarily represent each segment's financial condition and results of operations as if they were independent entities.

                                                 AS OF AND FOR THE YEAR ENDED
                                                       DECEMBER 31, 2000
                                          -------------------------------------------
                                          IN PUERTO RICO   INTERNATIONAL     TOTAL
                                          --------------   -------------   ----------
                                                        (IN THOUSANDS)
Interest income.........................    $  245,608       $ 44,979      $  290,587
Interest expense........................       167,040         25,097         192,137
                                            ----------       --------      ----------
Net interest income.....................        78,568         19,882          98,450
Provision for loan losses...............        (8,700)                        (8,700)
Other income, net.......................        13,839             19          13,858
Intersegment revenue....................                          266             266
Intersegment expense....................          (266)                          (266)
Equity in loss of subsidiary............          (219)                          (219)
Operating expenses......................       (52,424)          (190)        (52,614)
Provision for income taxes..............        (5,813)                        (5,813)
                                            ----------       --------      ----------
Net income..............................    $   24,985       $ 19,977      $   44,962
                                            ==========       ========      ==========
Total assets............................    $3,344,581       $916,815      $4,261,396
                                            ==========       ========      ==========

                                                 AS OF AND FOR THE YEAR ENDED
                                                       DECEMBER 31, 1999
                                          -------------------------------------------
                                          IN PUERTO RICO   INTERNATIONAL     TOTAL
                                          --------------   -------------   ----------
                                                        (IN THOUSANDS)
Interest income.........................    $  202,290       $ 30,697      $  232,987
Interest expense........................       108,274         22,532         130,806
                                            ----------       --------      ----------
Net interest income.....................        94,016          8,165         102,181
Provision for loan losses...............       (14,000)                       (14,000)
Other income, net.......................        12,154             84          12,238
Intersegment revenue....................           116                            116
Intersegment expense....................                         (116)           (116)
Equity in loss of subsidiary............          (395)                          (395)
Operating expenses......................       (53,217)          (203)        (53,420)
Provision for income taxes..............        (9,480)                        (9,480)
                                            ----------       --------      ----------
Net income..............................    $   29,194       $  7,930      $   37,124
                                            ==========       ========      ==========
Total assets............................    $2,903,174       $471,608      $3,374,782
                                            ==========       ========      ==========

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

21.  SEGMENT INFORMATION -- (CONTINUED)

                                                 AS OF AND FOR THE YEAR ENDED
                                                       DECEMBER 31, 1998
                                          -------------------------------------------
                                          IN PUERTO RICO   INTERNATIONAL     TOTAL
                                          --------------   -------------   ----------
                                                        (IN THOUSANDS)
Interest income.........................    $  141,210       $ 16,265      $  157,475
Interest expense........................        71,929         12,379          84,308
                                            ----------       --------      ----------
Net interest income.....................        69,281          3,886          73,167
Provision for loan losses...............        (6,000)                        (6,000)
Other income............................        10,134             23          10,157
Intersegment revenue....................                           58              58
Intersegment expense....................           (58)                           (58)
Equity in loss of subsidiary............          (470)                          (470)
Operating expenses......................       (40,979)          (196)        (41,175)
Provision for income taxes..............        (6,891)                        (6,891)
                                            ----------       --------      ----------
Net income..............................    $   25,017       $  3,771      $   28,788
                                            ==========       ========      ==========
Total assets............................    $2,121,911       $359,074      $2,480,985
                                            ==========       ========      ==========

                                              2000         1999         1998
                                           ----------   ----------   ----------
                                                      (IN THOUSANDS)
Interest income:
  Reportable segments....................  $  290,587   $  232,987   $  157,475
  Less eliminations......................                                   (29)
                                           ----------   ----------   ----------
  Consolidated interest income...........  $  290,587   $  232,987   $  157,446
                                           ==========   ==========   ==========
Net income:
  Reportable segments....................  $   44,962   $   37,124   $   28,788
  All other..............................      43,995        1,173         (588)
                                           ----------   ----------   ----------
Total....................................      88,957       38,297       28,200
  Plus (less) eliminations...............     (44,369)      (1,173)         495
                                           ----------   ----------   ----------
  Consolidated net income................  $   44,588   $   37,124   $   28,695
                                           ==========   ==========   ==========
Total assets:
  Reportable segments....................  $4,261,396   $3,374,782   $2,480,985
  All other..............................     253,312      228,499        1,533
                                           ----------   ----------   ----------
Total....................................   4,514,708    3,603,281    2,482,518
  Less eliminations......................    (253,851)    (228,710)      (1,342)
                                           ----------   ----------   ----------
  Consolidated total assets..............  $4,260,857   $3,374,571   $2,481,176
                                           ==========   ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

     The table below sets forth the following information with regard to the Board of Directors of the Company: the names, ages as of December 31, 2000, the periods during which that person served as a director of the Company and the positions currently held with the Company.

                                       EXPIRATION
             NAME                AGE    OF TERM     DIRECTOR SINCE   POSITIONS HELD WITH THE COMPANY
             ----                ---   ----------   --------------   -------------------------------
Pedro R. Dominguez.............  56       2001           1992        Director and First Vice
                                                                     President -- Southern Region
Cesar A. Ruiz..................  66       2002           1972        Director
Fredeswinda G. Frontera........  68       2002           1981        Director
Cornelius Tamboer..............  57       2002           1989        Director
Frank C. Stipes, Esq...........  45       2003           1990        Chairman of the Board, Chief
                                                                     Executive Officer and President
Angel Luis Rosas, CPA*.........  66       2003           1990        Director

---------------

* Director Rosas has indicated his intent to retire on March 31, 2001.

BIOGRAPHICAL INFORMATION

     Provided below is a brief description of the principal occupation for at least the past five years of each of the Company's directors.

     Pedro R. Dominguez has served as a director of the Company since 1999 and of Westernbank Puerto Rico since 1992. He is also the First Vice President for the Southern Area.

     Fredeswinda G. Frontera is a retired psychologist who has been a director of the Company since 1999 and of Westernbank Puerto Rico since 1981. Ms. Frontera is Mr. Stipes' aunt.

     Angel Luis Rosas, CPA has been a director of the Company since 1999 and of Westernbank Puerto Rico since 1990. He is a certified public accountant, private investor, developer and was President of the Puerto Rico Housing Bank and Finance Authority from 1974 to 1976, and Commissioner of Financial Institutions from 1986 to 1989. In addition, Mr. Rosas is a professor and former Dean of Business Administration at the University of Puerto Rico.

     Cesar A. Ruiz is a retired banker who has been a director of the Company since 1999 and of Westernbank Puerto Rico since 1972.

     Frank C. Stipes, Esq. has been the Chairman of the Board, Chief Executive Officer and President of the Company since 1999 and of Westernbank Puerto Rico since 1992. He served as Executive Vice President from 1998 to 1992 and as General Legal Counsel of the Company from 1981 to 1988.

     Cornelius Tamboer is the sole proprietor Industrial Contractor/Prota Construction, S.E. He has been a director of the Company since 1999 and of Westernbank Puerto Rico since 1989.

EXECUTIVE OFFICERS OF THE COMPANY

     The following information is supplied with respect to the executive officers of the Company who do not serve on the Company's Board of Directors. There are no arrangements or understandings pursuant to which any of these executive officers were selected as an officer. None of the executive officers shown below is related to any other director or executive officer of the Company by blood, marriage or adoption. The following table shows information regarding the executive officers at December 31, 2000.

                                                      OFFICER OF THE
                                        AGE AS OF       COMPANY OR
                                       DECEMBER 31,    WESTERNBANK            POSITIONS HELD WITH
                NAME                       2000           SINCE           THE COMPANY AND WESTERNBANK
                ----                   ------------   --------------   ---------------------------------
Freddy Maldonado.....................       50             1992        Vice President of Finance and
                                                                       Investment and Chief Financial
                                                                       Officer
Ricardo Hernandez....................       42             2000        Vice President Controller
Andres Morgado.......................       42             2000        President Trust Division
William Vidal........................       47             2000        First Vice President North Region

     Provided below is a brief description of the principal occupation for at least the past five years of each of the Company's executive officers other than Mr. Stipes, whose biographical information is included with that of the directors.

     Freddy Maldonado -- Mr. Maldonado has been the Vice President of Finance and Investment and Chief Financial Officer of the Company since 1999 and of Westernbank Puerto Rico since March 1992. He served as Executive Vice President of Finance and Investment and Chief Financial Officer at Ponce Federal Bank, F.S.B. from 1978 to 1992. Prior to that, Mr. Maldonado served as supervisory senior accountant at KPMG Peat Marwick LLP.

     Ricardo Hernandez -- Mr. Hernandez joined the Company on March 1, 2000 as Vice President Controller. He previously served as President and CEO of Hospital Dr. Pila from 1992 to 2000. Prior thereto, he served as a Senior Manager at Deloitte & Touche LLP from 1980 to 1992.

     Andres Morgado -- Mr. Morgado joined the Company on August 21, 2000 as President Trust Division. He previously served as Executive Vice President of Oriental Financial Group from 1990 to 2000. Prior thereto, he served as Chief Operating Officer and Trust Officer of Commercial Trust Company, Inc. from June 1988 to February 1990; Vice President Investments of Drexel Burnham Lambert Puerto Rico from April 1987 to June 1988; and Tax Manager at Deloitte & Touche LLP from 1979 to 1987.

     William Vidal, Esq. -- Mr. Vidal joined the Company on June 26, 2000 as First Vice President of North Region. He previously had a sole-practitioner law firm from 1978 to 2000 and served as General Legal Counselor of the Company from 1985 to 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 (a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, file initial reports of ownership and reports of changes in ownership of Common Stock other equity securities of the Company with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     The table below shows the officers and directors who during 2000 inadvertently filed overdue Section 16(a) reports covering the following number of transactions in the Company's securities:

                NAME                   LATE REPORTS   TRANSACTIONS
                ----                   ------------   ------------
Angel Luis Rosas.....................       1              1
Cornelius Tamboer....................       1              1
Fredeswinda Garcia...................       1              1

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                         ANNUAL COMPENSATION               AWARDS
                                                -------------------------------------   ------------
                                                                            OTHER        SECURITIES
               NAME AND                                                     ANNUAL       UNDERLYING       ALL OTHER
          PRINCIPAL POSITION             YEAR   SALARY (1)   BONUS (2)   COMPENSATION     OPTIONS      COMPENSATION (7)
          ------------------             ----   ----------   ---------   ------------   ------------   ----------------
Frank C. Stipes, Esq...................  2000    $292,500    $872,500      $ 50,952(3)   1,260,000         $17,622
  Chairman of the Board, Chief           1999     241,500     722,500            --             --          27,508
  Executive Officer and President        1998     178,500     616,667            --             --          23,275
Freddy Maldonado,......................  2000     244,833     298,833            --        630,000          16,370
  Chief Financial Officer,               1999     189,192     258,833            --             --          13,751
  Vice President of Finance
    and Investment                       1998     135,000     252,500            --             --          22,107
Pedro R. Dominguez,....................  2000     147,353     255,583        50,000(4)     210,000           8,684
  First Vice President --                1999     117,769     220,583        65,169(4)          --          13,779
  Southern Region                        1998      89,000     220,417        42,494(4)          --          18,381
Ricardo Hernandez,.....................  2000     115,681     260,308        30,184(5)      50,000              --
  Vice President Comptroller
Andres Morgado.........................  2000      73,808     100,000       180,565(6)      50,000              --
  President Trust Division

---------------
(1) Includes amounts deferred by the individual pursuant to the Company's 1165(e) Plan.

(2) Includes a special performance bonus granted at year end and the Christmas Bonus that is granted under Puerto Rico legislation. The Company has normally granted one month of salary as Christmas Bonus.

(3) Includes a $32,500 allowance attributable to business relationships and representation expenses. In addition includes certain expenses attributable to the use of an automobile owned by the Company.

(4) Includes a $26,000, $20,500 and $12,000 allowance attributable to business relationships and representation expenses, and a $24,000 living allowance for the years 2000, 1999 and 1998, respectively.

(5) Includes a $20,462 allowance attributable to business relationships and representation expenses. In addition includes certain expenses attributable to the use of an automobile owned by the Company.

(6) Includes a $17,565 allowance attributable to business relationships and representation expenses. In addition includes $163,000 for a three year non-compete agreement.

(7) Represents employer contribution corresponding to the named person for the profit sharing/1165(e) plan; which covers substantially all employees and provides for retirement and disability benefits.

                              STOCK OPTION GRANTS

OPTION GRANTS

     The following table contains information concerning the stock options granted to the named executive officers during fiscal year 2000. None of these options were exercised in 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS                               GRANT DATE VALUE
                         -------------------------------------------------------------   ----------------------------
                            NUMBER              % OF
                         OF SECURITIES     TOTAL OPTIONS
                          UNDERLYING         GRANTED TO       EXERCISE OR
                            OPTIONS          EMPLOYEES        BASE PRICE    EXPIRATION            GRANT DATE
         NAME             GRANTED (1)    IN FISCAL YEAR (%)    ($/SHARE)       DATE           PRESENT VALUE (2)
         ----            -------------   ------------------   -----------   ----------   ----------------------------
Frank C. Stipes,
  Esq..................    1,260,000            54.9%             $10        1/28/10              $3,458,000
Freddy Maldonado.......      630,000            27.4%              10        1/28/10               1,729,000
Pedro Dominguez........      210,000             9.2%              10        1/28/10                 576,000
Ricardo Hernandez......       20,000             0.9%              10        3/24/10                  55,000
                              30,000             1.3%              10        6/30/10                  82,000
William Vidal..........       50,000             2.2%              10        6/30/10                 137,000
Andres Morgado.........       50,000             2.2%              10        6/30/10                 137,000
All other employees as
  a group..............       45,500             1.9%              10       11/17/10                 149,000
                           ---------           -----                                              ----------
          Total........    2,295,500           100.0%                                             $6,323,000
                           =========           =====                                              ==========

---------------
(1) The options are vested 20% per year and will be 100% vested at the end of the five year period. In the event the Company shall consolidate with, merger into, or transfer all or substantially all of its assets to another corporation, then all options granted under these Plans shall become immediately exercisable. The option exercise price is not adjustable over the 10-year term of the options except due to stock splits and similar occurrences affecting all outstanding stock.

(2) Estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (1) the dividend yield was 2.42%; (2) the expected life was 7 years; (3) the expected volatility was 37.00%; and, (4) the risk-free interest rate was 6.15%. The weighted market price of the stock at the grant date was $8.25.

OPTION REPRICING

     The following table contains information concerning stock options of named executive officers repriced during 2000. An explanation of the repricing is set forth below in "Report On Executive Compensation."

                           TEN-YEAR OPTION REPRICINGS

                                                         NUMBER OF       MARKET
                                                        SECURITIES      PRICE OF       EXERCISE                LENGTH OF ORIGINAL
                                                        UNDERLYING      STOCK AT       PRICE AT                   OPTION TERM
                                                          OPTIONS       TIME OF        TIME OF        NEW      REMAINING AT DATE
                                            REPRICING   REPRICED OR   REPRICING OR   REPRICING OR   EXERCISE    OF REPRICING OR
                   NAME                       DATE        AMENDED      AMENDMENT      AMENDMENT      PRICE         AMENDMENT
                   ----                     ---------   -----------   ------------   ------------   --------   ------------------
Frank C. Stipes, Chairman of the Board,
  Chief Executive Officer and President...   6/30/00     1,260,000       $8.25           $13          $10          9.42 years
Freddy Maldonado, Chief Financial Officer
  and Vice President of Finance and
  Investments.............................   6/30/00       630,000        8.25            13           10          9.42 years
Pedro Dominguez, Vice President for the
  Southern Area...........................   6/30/00       210,000        8.25            13           10          9.42 years
Ricardo Hernandez, Vice President
  Controller..............................   6/30/00        20,000        8.25            13           10          9.75 years
                                                         ---------
                                                         2,120,000
                                                         =========

W HOLDING COMPANY, INC. BOARD MEETINGS, COMMITTEES AND COMPENSATION

     The Board of Directors of the Company meets once each year; while Westernbank's Board of Directors meets on a monthly basis. In addition, the Board has several committees, including those described below. All of the directors attended at least 75% of the aggregate of the total number of Board meetings held during calendar year 2000, and the total number of meetings held by committees on which he or she served during this year. The fees of the Board of Directors, except for directors who are also officers of the Company or who receive benefits from any retirement plan, amounted to $24,000 each in 2000, payable in monthly installments of $2,000.

     Mr. Cesar Ruiz, Director, receives a $560 fee per Board of Directors meeting attended. During 2000, he received Board of Directors fees amounting to $6,720, corresponding to 11 Board of Directors meetings attended.

     Mr. Angel Luis Rosas, Director, in addition to the director fee, receives $1,000 per month as a consultant and advisor and $500 per month for car allowance. During 2000, Mr. Rosas received $18,000 corresponding to those services.

     In addition to fees for attendance at Board and committee meetings, directors who are not employees of the Company, are eligible for health and insurance benefits.

     The Board has no formal nominating committee. The full Board of Directors performs the functions normally corresponding to such a committee.

     The Executive Committee is authorized to exercise the authority of the Board of Directors in the management of the Company. The members of the Executive Committee are Messrs. Frank C. Stipes, Cesar A. Ruiz, Cornelius Tamboer and Angel Luis Rosas. The Executive Committee did not meet during 2000.

     The functions of the Audit Committee include reviewing the accounting principles and practices employed by the Company and reviewing compliance with applicable laws and regulations. The Committee meets with the Company's independent external auditors to discuss their audit procedures, the report on their examination of the Company's financial statements, and their comments on the system of internal controls. Also, the Committee oversees the internal audit function and reviews the reports prepared by the Internal Audit Department on their examinations of the operating and business units and for any other special examinations that may be required. The Committee members are Mrs. Fredeswinda G. Frontera, Messrs. Angel Luis Rosas and Cornelius Tamboer. The Audit Committee met 10 times in 2000.

     The Investment Committee is responsible for the Company's asset/liability oversight. Through policies designed to manage the flow of funds and the use and pricing of such funds, the Investment Committee supervises the Department's responsibility of maintaining an acceptable interest rate spread, while assuring that the Company complies with all applicable investment and liquidity requirements. The Investment Committee is composed of the entire Board of Directors and the Chief Financial Officer, Mr. Freddy Maldonado. The Investment Committee met 12 times in 2000.

     The Commercial Credit Committee is responsible for the Company's commercial lending policies and procedures. It also approves loans from $250,000 to $1,000,000. Loans in excess of $1,000,000 are reviewed by the full Board of Directors. The members of the Commercial Credit Committee are Messrs. Frank C. Stipes, Angel Luis Rosas, Cornelius Tamboer, Pedro R. Dominguez, William Vidal, Ricardo Cortina, Jose E. Rivera, Alfredo Pagan, and Christian Jetter. The Commercial Credit Committee met 12 times in 2000.

     The Compliance Committee oversees federal, as well as, local regulatory compliance for the Bank and the Company. The members of the Compliance Committee are Mr. Frank C. Stipes, Ricardo Hernandez, Alfredo Perez, Hector Vazquez, Roberto Caro and Alejandro Rodriguez. The Compliance Committee met twice in 2000.

     The Steering Committee is responsible of overseeing the development of systems infrastructure projects, assignment of human resources and establishment of the projects' budgets. The members of the Steering Committee are Mr. Frank C. Stipes, Freddy Maldonado, Ricardo Hernandez, Edgar Nicole, Hector Vazquez and Hiram Ruiz. The Steering Committee met 3 times in 2000.

SEVERANCE PAYMENT AGREEMENTS

     On June 28, 1996, the Company entered into two year severance payment agreements with Messrs. Alfredo Pagan, Freddy Maldonado and Pedro R. Dominguez (the "Executives"). The Company also entered into similar contracts with Mr. Ricardo Hernandez on March 1, 2000, Mr. William Vidal on June 26, 2000, and Mr. Andres Morgado on August 21, 2000. On each anniversary of the date of commencement of the agreements, the term of employment of each of the Executives shall automatically be extended for one-year unless written notice from the Company is received not less than 60 days prior to the anniversary date advising the other party that the agreement shall not be further extended.

     The Executives' agreements provide for severance payments in connection with an involuntary termination after a change in control or a voluntary termination of employment where for good reason, subsequent to a change in control of the Company, any of the Executives is assigned duties inconsistent with his position, duties, responsibilities and status.

     For purposes of the agreements, "good reason" shall include a material reduction in the position, status, authority, duties, responsibilities, compensation, perquisites, conditions of employment, or location of employment of the employee from those that existed before the change in control. Unless the Company, within ten working days of the date of such notice of resignation, rejects the employee statement that the "good reason" exists, the employee shall be conclusively deemed to have voluntarily resigned with "good reason." If the Company rejects the employee's statement that "good reason" exists, the dispute shall be resolved by arbitration under the Commercial Arbitration Rules of the American Arbitration Association, and the Company shall have the burden of proving that such rejection of the employee's statement was proper.

     For the purposes of the agreements, a change in control shall be deemed to have occurred if:

          (i) 33% or more of ownership control, power to vote or beneficial ownership of any class of voting securities of the Company is acquired by any person, either directly or indirectly or acting through one or more other persons;

          (ii) any person (other than any person named as a proxy in connection with any solicitation on behalf of the Board) holds revocable or irrevocable proxies as to election or removal to three or more Directors of the Company, for 33% or more of the total voting shares of the Company;

          (iii) any person has received all applicable regulatory approvals to acquire control of the Company;

          (iv) any person has commenced a cash tender or exchange offer, or entered into an agreement or received an option to acquire beneficial ownership of 3.3% or more of the total number of voting shares of the Company, whether or not any requisite regulatory approval for such acquisition has been received, provided that a change in control will not be deemed to have occurred under this clause unless the Board has made a determination that such action constitutes or will constitute a change in control; or

          (v) as a result of or in connection with, any cash tender or exchange offer, merger or any other business combination, sale of assets or contested election or any combination of the foregoing transactions, (a) the persons who were Directors of the Company before such transaction shall cease to constitute at least a majority of the Board of its successor or
     (b) the persons who were stockholders of the Company immediately before such transaction do not own more than 50% of the outstanding voting stock of the Company or its successor immediately after such transaction.

     If employment were terminated under such circumstances following a change in control, or for "good reason" (as defined above), the following amounts would be payable to Messrs. Maldonado, Dominguez, Pagan, Hernandez, Vidal and Morgado, respectively: $500,000, $500,000, $259,233, $500,000, $500,000 and $500,000. The
special compensation to be received for termination of employment in connection with a change in control pursuant to this agreement shall not in any event exceed $500,000 for each executive.

AMENDED RETIREMENT PLAN FOR DIRECTORS

     In January 1988, the Company established a Retirement Plan for Directors who were not Executive Officers. This plan was substantially amended in February 24, 1989, to limit the pension benefits to Directors who were founders of the Company who at that time had attained the age of 50 years and had served for twenty-five consecutive years on the Board. As of the date of the amendment only the following three founder Directors (since 1958) qualified for retirement benefits under the Amended Plan: Mr. Luis A. Rechani Agrait, 86 years of age, Mr. Juan E. Vilella, 88 years of age, and Mr. Jesus M. Guzman, 71 years of age. By approving the amendment, the other Directors who were not executive officers waived and renounced their pension benefits under the plan.

     Pursuant to the Amended Retirement Plan, 30 days after his or her resignation or termination as a Director, a participating Director is entitled to a monthly pension benefit for the remainder of his or her life, and if he or she should die prior to the end of his or her tenth year of retirement, his or her heirs shall continue to receive fifty percent of the pension benefit which otherwise would have been payable until the end of the tenth year following the Director's retirement. In July 1989, Messrs. Jesus Guzman and Luis A. Rechani Agrait retired from the Board of Directors and began to receive retirement benefits under the plan. In June 1992, Mr. Juan E. Vilella retired from the Board of Directors and began to receive retirement benefits under the Plan. Messrs. Luis A. Rechani Agrait and Juan E. Vilella died during 1994. Mr. Vilella's heirs will continue to receive benefits until 2002. The plan was unfunded as of December 31, 2000.

PROFIT SHARING/1165(e) PLAN FOR EMPLOYEES OF W HOLDING COMPANY, INC.

     The Company maintains a non-contributory profit sharing plan ("Profit Sharing Plan") which covers substantially all employees and which provides for retirement and disability benefits. The Profit Sharing Plan is self-administered with the retention of professional administrative services. All the contributions to the Profit Sharing Plan, which are held in trust, are commingled and invested on a pooled basis. The trustees of the Profit Sharing Plan are Messrs. Stipes, Maldonado and Dominguez. The shares of common stock of the Company held by Mr. Stipes are set forth in the Beneficial Ownership table. Mr. Maldonado owns 471,227 shares of the Company's common stock in his personal capacity and 630,000 of stock options granted in 2000; and Mr. Dominguez owns 150,000 shares of the Company's common stock in his personal capacity and 210,000 of stock options granted in 2000.

     Participants in the Profit Sharing Plan will be vested upon completing five years of service with the Company, with no vesting prior to such time. The Profit Sharing Plan complies with amendments to the Age Discrimination in Employment Act of 1987 that mandate the elimination of provisions that require the retirement of employees at any age. Provisions in the Profit Sharing Plan allow withdrawals after five years, provided certain substantial conditions or restrictions are met.

     The Company shall contribute each fiscal year to the Plan out of its current or accumulated after-tax net profit such amount as shall be determined by the Board of Directors of the Company. Notwithstanding the foregoing, however, the Company's contribution for any fiscal year shall not exceed the maximum amount allowable as a deduction to the Company under the provisions of
Section 23 (p)-2 of the Puerto Rico Income Tax Act of 1954, as amended, or as replaced from time to time. All contributions by the Company shall be made in cash or in such property as is acceptable to the Trustee.

     As of each Anniversary Date, the Profit Sharing Contribution and any previously unallocated forfeitures of Employer Profit Sharing Contributions shall be allocated to the account of each Participant who is eligible to share in the same ratio that such Participant's credited points for the calendar year bear to the total credited points of all such Participants for such year. On each Anniversary Date, the credited points for each Participant shall be determined on the basis of the following schedule:

                                                   FOR EACH FULL AND FRACTIONAL
                                                    $100 OF TOTAL COMPENSATION
                               FOR EACH COMPLETE     PAID TO THE PARTICIPANT
      YEARS OF SERVICE          YEAR OF SERVICE        IN THE CALENDAR YEAR
      ----------------         -----------------   ----------------------------
0-5..........................          2                        1
6 or more....................          3                        1

     For purposes of eligibility, a Year of Service means a 12-month period, beginning on the date of hire, during which employees are paid, or entitled to payment, for 1,000 or more hours of employment. If they do not meet the 1,000 hours requirement in the first 12 months after their date of hire, they will be credited with a Year of Service for any Plan Year which begins after their date of hire during which they are credited with 1,000 or more hours.

     A Year of Service, for purposes of vesting, means a Plan Year during which employees were credited for 1,000 or more hours.

     A total of $414,381 was distributed to certain participants in the Profit Sharing Plan in 2000. The Company contributed $250,000 to the Plan in 2000.

     Effective January 1, 1995, the Company added to its Profit Sharing Plan a defined contribution plan under section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company who have one year of service and are twenty-one years of age or older. The Company shall give each prospective eligible employee written notice of his eligibility to participate in the Plan in sufficient time to enable such prospective eligible employee to submit an application for participation in the Plan prior to the quarter in which he or she first becomes an eligible employee. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to a specific maximum established by law. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company's contributions plus actual earnings thereon are 100 percent vested after five years of credited service. In case of death and disability, a participant will be 100 percent vested regardless of the number of years of credited service. The Company's contribution for the year ended December 31, 2000 was $236,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's executive compensation program is administered by the Board of Directors composed of the non-employee directors, along with Mr. Frank C. Stipes who recused himself from participating in the decision process relative to his own compensation. None of these non-employee directors nor Mr. Frank C. Stipes have any interlocking or other relationship that would call into question his or her independence. The executive compensation is aligned and administered to support the Company's position in the community.

REPORT ON EXECUTIVE COMPENSATION

     Under rules established by the Securities and Exchange Commission (the "SEC"), public corporations are required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chairman and Chief Executive Officer and the four other most highly compensated executive officers (compensation of $100,000 and over). The disclosure requirements for these five individuals (the "named executive officers") include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals.

     At present, the executive compensation program is comprised of salary, one month's salary as a Christmas bonus and other employee benefits typically offered to executives. The Company also grants a special performance bonus to certain executive officers, including the Chief Executive Officer. Such bonus is granted after an assessment of the Company's performance and growth is made for the year, both individually and compared to its peer group, which includes among other factors, return on average assets, return on average equity, stock price behavior and the Company's regulatory classification and asset quality. With regard to compensation affecting the Chief Executive Officer, the non-employee members of the Board of Directors act as the approving body, with the Chief Executive Officer not participating in the decision process. The Chief Executive Officer's salary is revisable periodically based on market average for such responsibilities and the Company's net income, delinquency ratio, stability and soundness of operations. For this purpose, the Board revises applicable information for comparable positions in bank holding companies of similar size and operating conditions in Puerto Rico. Presently, salary revisions for all executive officers and employees, excluding that of the Chief Executive Officer, are made every eighteen months.

     In June 2000, the Board repriced 1,260,000, 630,000, 210,000 and 20,000 stock options granted to Messrs. Stipes, Maldonado, Dominguez and Hernandez, respectively, reducing the exercise price from $13.00 per share to $10.00 per share. The repriced options were originally granted to Messrs. Stipes, Maldonado and Dominguez on January 28, 2000 and to Mr. Hernandez on March 24, 2000. The closing per share price of the Company's stock reported on the Nasdaq was $10.00 and $11.1875 on January 28, 2000 and March 24, 2000, respectively. The options originally were granted at an exercise price over the then market price of the shares. The premium to market was set at a relatively greater amount because in periods prior to the option grants, the Company common stock had been trading at levels higher than the reported levels at the time of the grants. However, as of mid-2000, the Board determined that the trading levels of the common stock were consistently lower than that of early to mid-1999, and that the level of the premium over market price for the recently granted options was too high to obtain the original intent of the grants. Accordingly, the options were repriced to an exercise price of $10.00 per share, compared to the then-closing price on Nasdaq of $8.25 per share.

     The Executive Compensation Committee is composed of the following directors:

                        EXECUTIVE COMPENSATION COMMITTEE

                                Frank C. Stipes
                            Fredeswinda F. Frontera
                                 Cesar A. Ruiz
                               Cornelius Tamboer
                                Angel Luis Rosas

              PERFORMANCE OF W HOLDING COMPANY, INC. COMMON STOCK

     The following graph compares the total cumulative returns (including reinvestment of dividends) of $100 invested on December 31, 1995 in (a) common stock of W Holding Company, Inc. (b) Nasdaq Stock Market (US Companies) and (c) Nasdaq Bank Stocks.

                Comparison of Five-Year Cumulative Total Returns
           Performance Graph for W HOLDING COMPANY, INC. Common Stock PERFORMANCE GRAPH

                                                                             NASDAQ STOCK MARKET (US
                                                 W HOLDING COMPANY, INC.           COMPANIES)              NASDAQ BANK STOCKS
                                                 -----------------------     -----------------------       ------------------
12/29/95                                           $      201.40               $     141.30                 $    149.00
12/29/96                                                  443.00                     173.90                      196.70
12/31/97                                                  971.10                     213.10                      329.40
12/31/98                                                 1303.20                     300.30                      327.10
12/31/99                                                  866.90                     542.40                      314.40
12/31/00                                                  492.40                     237.60                      241.10

---------------
A) The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B) The indexes are reweighted daily, using the market capitalization on the previous trading day.
C) If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D) The index level for all series was set to $100.00 on 12/31/95.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding management of the Company and each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's equity stock as of February 28, 2001.

                                                                        AMOUNT AND
                                                                         NATURE OF
                                                                        BENEFICIAL        PERCENT
 TITLE OF CLASS                NAME OF BENEFICIAL OWNER                OWNERSHIP (1)      OF CLASS
 --------------   ---------------------------------------------------  -------------      --------
Common            Ileana G. Carr, Honorary Directress                    5,698,180(2)      13.59%
Common            Fredeswinda G. Frontera, Directress(9)                 4,839,516(3)      11.54%
Common            Frank C. Stipes, Esq. Chairman of the Board,                              3.25%
                    President and Chief Executive Officer(10)            1,362,925(4)
Common            Cornelius Tamboer, Director(11)                        1,636,035(5)       3.90%
Common            Freddy Maldonado                                         597,227(6)       1.42%
Common            Pedro Dominguez, Director                                192,000(7)           *
Common            Lcdo. William Vidal(12)                                   16,006              *
Common            Ricardo Hernandez                                         15,822(8)           *
Common            Angel Luis Rosas, Director(13)                            40,600              *
Common            Cesar Ruiz, Director                                      15,000              *
Common            All Directors and Executive Officers as a Group       14,413,311         34.38%

---------------
 *   Represents less than 1% of the outstanding common stock.

 (1) Based upon information provided by the respective beneficial owners and filings with the Securities and Exchange Commission made pursuant to the Securities Exchange Act of 1934, as amended. Beneficial ownership is direct except as otherwise indicated by footnote. In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner of a security if he or she has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.

 (2) Includes 85,200 shares owned by Mrs. Carr's husband.

 (3) Includes 262,915 shares owned by Mrs. Frontera's spouse and children.

 (4) Includes 10,425 shares of common stock owned by Mr. Stipes' daughter and 252,000 stock options granted in January 2000.

 (5) Includes 707,480 shares of common stock owned by Prota Construction, S.E. of which Mr. Tamboer is the holder of 100% interest and has full voting power, and 40,010 shares of common stock owned by Tamrio, Inc., of which Mr. Tamboer is the holder of 50% interest and has shared voting power.

 (6) Includes 28,623 shares of common stock owned by Mr. Maldonado's daughters and 126,000 vested stock options.

 (7) Includes 42,000 vested stock options.

 (8) Includes 4,000 stock options that vest within 60 days after February 28, 2001.

 (9) Mrs. Frontera also owns 56,000 shares or 4.59% of the Company's 7.125% Non-Cumulative, Convertible Monthly Income Preferred Stock, 1998 Series A (the "Series A Preferred Stock").

(10) Mr. Stipes also owns 60,000 shares or 4.92% of the Company's Series A Preferred Stock.

(11) Mr. Tamboer also owns 20,000 shares or 1.64% of the Company's Series A Preferred Stock.

(12) Mr. Vidal also owns 1,000 shares or 0.08% of the Company's Series A Preferred Stock.

(13) Mr. Rosas also owns 4,000 shares or 0.33% of the Company's Series A Preferred Stock and 2000 shares or 0.10% of the Company's 7.25% Non-Cumulative, Non-Convertible Monthly Income Preferred Stock, 1999 Series B.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

     The Company's conflict of interest policy permits only a first mortgage to be executed by the Company to directors and executive officers over their primary residence. Home equity second mortgages are not permitted. No officer, director or employee may have with the Company any other type of loan or indebtedness, except for a credit card, unless such loan or indebtedness is fully cash collateralized. As of December 31, 2000, all loans made by Westernbank to the directors or executive officers of the Company were in compliance with these requirements.

     At December 31, 2000, all loans to directors and executive officers were made (i) in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (iii) did not involve more than the normal risk of collectability or present other unfavorable features.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report

          (1) The following financial statements are incorporated by reference from Item 8 hereof:

             - Report of Independent Accountants

             - Consolidated Statements of Financial Condition as of December 31,
               2000 and 1999

             - Consolidated Statements of Income for each of the three years in the period ended December 31, 2000

             - Consolidated Statements of Changes in Stockholders' Equity and of
               Comprehensive Income for each of the three years in the period ended December 31, 2000

             - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

             - Notes to Consolidated Financial Statements

          (2) Not applicable.

          (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

                     NO.                                      EXHIBIT
                     ---                                      -------
                     3.1            Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company's Registration Statement on
                                    Form S-4, File No. 333-76975)
                     3.2            Bylaws (incorporated by reference herein to Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No.
                                    333-76975)
                    10.1            Form of 1999 Qualified Stock Option Plan (incorporated by
                                    reference herein to Exhibit 10.1 to the Company's
                                    Registration Statement on Form S-4 No. 333-76975)
                    10.2            Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company's
                                    Registration Statement on Form S-4 333-76975)
                    21.1            Subsidiaries of the Registrant

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) See (a) (3) above for all exhibits filed herewith and the Exhibit
Index.

     (d) Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W Holding Company, Inc.

By:   /s/ FRANK C. STIPES
      -----------------------------------------------------  Date: March 2, 2001
      Frank C. Stipes, Chairman of the Board,
      Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANK C. STIPES
-----------------------------------------------------  Date: March 2, 2001
Frank C. Stipes, Chairman of the Board, Chief
Executive Officer and President

/s/ ANGEL L. ROSAS
-----------------------------------------------------  Date: March 2, 2001
Angel L. Rosas, Director

/s/ CESAR A. RUIZ
-----------------------------------------------------  Date: March 2, 2001
Cesar A. Ruiz, Director

/s/ PEDRO R. DOMiNGUEZ
-----------------------------------------------------  Date: March 2, 2001
Pedro R. Dominguez, Director

/s/ CORNELIUS TAMBOER
-----------------------------------------------------  Date: March 2, 2001
Cornelius Tamboer, Director

/s/ FREDESWINDA G. FRONTERA
-----------------------------------------------------  Date: March 2, 2001
Fredeswinda G. Frontera, Directress

/s/ FREDDY MALDONADO
-----------------------------------------------------  Date: March 2, 2001
Freddy Maldonado
Chief Financial Officer and Vice President of Finance
and Investment

                                 EXHIBIT INDEX

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
  3.1     Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company's Registration Statement on
          Form S-4, File No. 333-76975)
  3.2     Bylaws (incorporated by reference herein to Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No.
          333-76975)
 10.1     Form of 1999 Qualified Stock Option Plan (incorporated by
          reference herein to Exhibit 10.1 to the Company's
          Registration Statement on Form S-4, File No. 333-76975)
 10.2     Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company's
          Registration Statement on Form S-4, File No. 333-76975)
 21.1     Subsidiaries of the Registrant