Form 10-Q
period 2001-03-31
W HOLDING CO INC
filed 2001-05-15
CIK 1084887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2001

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

                         Common Stock ($1.00 par value)
        7.125% Noncumulative, Convertible Monthly Income Preferred Stock,
                         1998 Series A ($1.00 par value)
      7.25% Noncumulative, Non-convertible Monthly Income Preferred Stock,
                         1999 Series B ($1.00 par value)
      7.60% Noncumulative, Non-convertible Monthly Income Preferred Stock,
                         2001 Series C ($1.00 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares issued and outstanding of each of the registrant's classes of stock, as of the latest practicable date (April 30, 2001), is:

Common Stock                                             41,501,700
7.125% Preferred Stock 1998 Series A                      1,219,000
7.25% Preferred Stock 1999 Series B                       2,001,000
7.60% Preferred Stock 2001 Series C                       2,208,000

                     W HOLDING COMPANY, INC. AND SUBSIDIARY

                                    CONTENTS

                                                                                                        Page
PART I   FINANCIAL INFORMATION:

       Item 1.     Financial Statements (Unaudited)

                   Consolidated Statements of Financial Condition as of
                   March 31, 2001 and December 31, 2000                                                     1

                   Consolidated Statements of Income for the Three
                   Months Ended March 31, 2001 and 2000                                                     2

                   Consolidated Statements of Changes in Stockholders' Equity and of
                   Comprehensive Income for the three months
                   ended March 31, 2001 and 2000                                                            3

                   Consolidated Statements of Cash Flows for the three months
                   ended March 31, 2001 and 2000                                                          4-5

Notes to Consolidated Financial Statements                                                               6-19

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                        20-26

       Item 3.     Quantitative and Qualitative Disclosures About Market Risk                           27-28

PART II OTHER INFORMATION:

       Item 1.     Legal Proceedings                                                                       29
       Item 2.     Changes In Securities and Use of Precedes                                               29
       Item 3.     Defaults Upon Senior Securities                                                         29
       Item 4.     Submission of Matters to a Vote of Security Holders                                     29
       Item 5.     Other Information                                                                       30
       Item 6.     Exhibits and Reports on Form 8-K                                                        30

SIGNATURES                                                                                                 31

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    MARCH 31,          DECEMBER 31,
                                                                                                      2001                 2000
                                                                                                  -------------        ------------
ASSETS
Cash and due from banks                                                                           $      41,998        $     45,936
Money market instruments:
     Federal funds sold and securities purchased under agreements to resell                             165,146             169,309
     Interest bearing deposits with banks                                                                14,168              11,305
Trading securities, at fair value                                                                           178               2,161
Investment securities available for sale, at fair value                                                  43,138              27,806
Investment securities held to maturity, with a fair value of
   $1,994,126 in 2001 and $1,620,264 in 2000                                                          2,002,603           1,656,687
Federal Home Loan Bank stock, at cost                                                                    35,300              29,800
Mortgage loans held for sale, at lower of cost or market                                                  4,519               4,640
Loans, net of allowance for loan losses of $31,389 in 2001
   and $28,928 in 2000                                                                                2,246,256           2,203,660
Accrued interest receivable                                                                              46,859              46,951
Premises and equipment, net                                                                              41,606              41,738
Other assets                                                                                             31,052              20,864
                                                                                                  -------------        ------------
     Total                                                                                        $   4,672,823        $  4,260,857
                                                                                                  =============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                                          $   2,708,666        $  2,636,695
Securities sold under agreements to repurchase                                                        1,460,053           1,179,073
Term notes                                                                                               48,000              48,000
Advances from Federal Home Loan Bank                                                                    120,000             120,000
Other liabilities                                                                                        29,891              26,471
                                                                                                  -------------        ------------
     Total liabilities                                                                                4,366,610           4,010,239
                                                                                                  -------------        ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock $1.00 par value per share (liquidation preference $25 per share);
     authorized 20,000,000 shares;
     7.60% noncumulative, non-convertible monthly income preferred stock, 2001 Series C -
         Issued and outstanding 1,920,000 shares                                                          1,920
     7.25% noncumulative, non-convertible monthly income preferred stock, 1999 Series B -
         Issued and outstanding 2,001,000 shares                                                          2,001               2,001
     7.125% noncumulative, convertible monthly income preferred stock, 1998 Series A -
         Issued and outstanding 1,219,000 shares                                                          1,219               1,219
Common stock - $1.00 par value per share; authorized 300,000,000
   shares; issued and outstanding 41,501,700 in 2001 and 2000                                            41,502              41,502
Paid in capital                                                                                         139,681              95,313
Retained earnings:
     Reserve fund                                                                                        18,676              17,302
     Undivided profits                                                                                  101,563              93,241
Accumulated other comprehensive income (loss)                                                              (349)                 40
                                                                                                  -------------        ------------
     Total stockholders' equity                                                                         306,213             250,618
                                                                                                  -------------        ------------
TOTAL                                                                                             $   4,672,823        $  4,260,857
                                                                                                  =============        ============

See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                      2001                 2000
                                                                                                  -------------        ------------
INTEREST INCOME:
   Loans, including loan fees                                                                     $      50,118        $     42,078
   Investment securities                                                                                 25,595              19,018
   Mortgage and other asset-backed securities                                                             5,926               2,372
   Money market instruments                                                                               2,793               2,297
                                                                                                  -------------        ------------
     Total interest income                                                                               84,432              65,765
                                                                                                  -------------        ------------
INTEREST EXPENSE:
   Deposits                                                                                              34,184              28,820
   Securities sold under agreements to repurchase                                                        19,220              10,252
   Advances from Federal Home Loan Bank                                                                   1,861               1,025
   Term notes                                                                                               551                 964
                                                                                                  -------------        ------------
     Total interest expense                                                                              55,816              41,061
                                                                                                  -------------        ------------
NET INTEREST INCOME                                                                                      28,616              24,704
PROVISION FOR LOAN LOSSES                                                                                 3,000               2,000
                                                                                                  -------------        ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                      25,616              22,704
                                                                                                  -------------        ------------
OTHER INCOME:
   Service charges on deposit accounts and other fees                                                     4,390               3,317
   Net gain (loss) on sale and valuation of loans,
     securities and other                                                                                   517                 (88)
                                                                                                  -------------        ------------
     Total other income                                                                                   4,907               3,229
                                                                                                  -------------        ------------
TOTAL NET INTEREST INCOME AND OTHER INCOME                                                               30,523              25,933
                                                                                                  -------------        ------------
OPERATING EXPENSES:
   Salaries and employees' benefits                                                                       5,180               5,347
   Equipment                                                                                              2,240               1,940
   Occupancy                                                                                              1,215               1,214
   Advertising                                                                                            1,088               1,014
   Printing, postage, stationery and supplies                                                               557                 645
   Telephone                                                                                                412                 499
   Other                                                                                                  3,522               2,663
                                                                                                  -------------        ------------
     Total operating expenses                                                                            14,214              13,322
                                                                                                  -------------        ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                                                 16,309              12,611
                                                                                                  -------------        ------------
PROVISION FOR INCOME TAXES:
   Current                                                                                                3,491               2,586
   Deferred                                                                                                (922)               (540)
                                                                                                  -------------        ------------
     Total provision for income taxes                                                                     2,569               2,046
                                                                                                  -------------        ------------
NET INCOME                                                                                        $      13,740        $     10,565
                                                                                                  =============        ============
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                                                    $      12,291        $      9,116
                                                                                                  =============        ============
BASIC AND DILUTED EARNINGS PER COMMON SHARE                                                       $        0.30        $       0.22
                                                                                                  =============        ============

See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     AND OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                       2001                2000
                                                                                                  -------------        ------------
Changes in Stockholders' Equity:
     Preferred stock:
          Balance at beginning of period                                                          $       3,220        $      3,220
          Issuance of preferred stock                                                                     1,920                  --
                                                                                                  -------------        ------------
          Balance at end of period                                                                        5,140               3,220
                                                                                                  -------------        ------------
     Common stock:
          Balance at beginning of period                                                                 41,502              42,000
          Purchase and retirement of common stock                                                                              (437)
                                                                                                  -------------        ------------
          Balance at end of period                                                                       41,502              41,563
                                                                                                  -------------        ------------
     Paid-in-capital:
          Balance at beginning of period                                                                 95,313              99,595
          Issuance of preferred stock                                                                    44,368
          Purchase and retirement of common stock                                                                            (3,736)
                                                                                                  -------------        ------------
          Balance at end of period                                                                      139,681              95,859
                                                                                                  -------------        ------------
     Reserve fund:
          Balance at beginning of period                                                                 17,302              12,843
          Transfer from undivided profits                                                                 1,374               1,056
                                                                                                  -------------        ------------
          Balance at end of period                                                                       18,676              13,899
                                                                                                  -------------        ------------
     Undivided profits:
          Balance at beginning of period                                                                 93,241              67,218
          Net income                                                                                     13,740              10,565
          Cash dividends on common stock                                                                 (2,595)             (2,100)
          Cash dividends on preferred stock                                                              (1,449)             (1,449)
          Transfer to reserve fund                                                                       (1,374)             (1,056)
                                                                                                  -------------        ------------
          Balance at end of period                                                                      101,563              73,178
                                                                                                  -------------        ------------
     Accumulated other comprehensive income:
          Balance at beginning of period                                                                     40              (1,058)
          Adoption of SFAS 133                                                                              135
          Other comprehensive income (loss)                                                                (524)                 34
                                                                                                  -------------        ------------
          Balance at end of period                                                                         (349)             (1,024)
                                                                                                  -------------        ------------
Total Stockholders' Equity                                                                        $     306,213        $    226,695
                                                                                                  =============        ============
Comprehensive income:
          Net income                                                                              $      13,740        $     10,565
                                                                                                  -------------        ------------
          Other comprehensive income (loss), net of taxes:
            Unrealized net gains (losses) on securities available available for sale:
               Arising during the period                                                                   (426)                 34
               Reclassification adjustment for losses included in net income                                341
                                                                                                  -------------        ------------
                                                                                                            (85)                 34
                                                                                                  -------------        ------------
          Cash flow hedges:
            Adoption of SFAS 133                                                                            135
            Unrealized net derivative losses arising during the period                                     (439)
                                                                                                  -------------        ------------
                                                                                                           (304)
                                                                                                  -------------        ------------
          Net change in comprehensive income, net of income taxes                                          (389)                 34
                                                                                                  -------------        ------------

Total Comprehensive Income                                                                        $      13,351        $     10,599
                                                                                                  =============        ============

See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      2001                 2000
                                                                                  -------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $      13,740        $    10,565
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision (credit) for:
        Loan losses                                                                       3,000              2,000
        Deferred income taxes                                                              (922)              (540)
   Depreciation and amortization on:
        Premises and equipment                                                            1,427              1,519
        Foreclosed real estate held for sale                                                 14                 14
        Mortgage servicing rights                                                           107                 82
   Amortization of premium (discount) on:
        Investment securities available for sale                                              1                  2
        Investment securities held to maturity                                           (3,038)            (3,321)
        Mortgage-backed securities held to maturity                                         (16)               (13)
        Loans                                                                               124                180
   Amortization of excess of cost over net assets acquired                                   16                 16
   Amortization of deferred loan origination fees and costs                              (1,322)              (794)
   Net loss (gain) on sale and in valuation of:
        Investment securities available for sale                                            163                (26)
        Mortgage loans held for sale                                                         40                 78
        Foreclosed real estate held for sale                                                                   (45)
   Originations of mortgage loans held for sale                                          (7,872)           (13,342)
   Decrease (increase) in:
        Trading securities                                                                9,836              5,547
        Accrued interest receivable                                                          92              3,507
        Other assets                                                                     (1,892)              (567)
   Increase (decrease) in:
        Accrued interest on deposits and borrowings                                      (2,660)            (1,706)
        Other liabilities                                                                 6,689              3,513
                                                                                  -------------        -----------
            Net cash provided by operating activities                                    17,527              6,669
                                                                                  -------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest bearing deposits with banks                                  (2,863)              (494)
   Net increase in federal funds sold and securities purchased
        under agreements to resell                                                        4,163             16,260
   Investment securities available for sale:
        Sales                                                                            79,146
        Purchases                                                                      (100,162)
        Proceeds from principal repayment                                                 5,908                334
   Investment securities held to maturity:
        Purchases                                                                    (1,370,211)          (943,997)
        Proceeds from redemption and repayment                                        1,254,329            909,490
   Mortgage-backed securities held to maturity:
        Purchases                                                                      (236,463)
        Proceeds from principal repayment                                                 9,483              3,552
   Loans:
        Purchases                                                                       (75,445)           (61,053)
        Other decrease                                                                   30,878             16,660
   Proceeds from sales of foreclosed real estate held for sale                                                  27
   Additions to premises and equipment                                                   (1,356)            (2,430)
   Purchase of Federal Home Loan Bank stock                                              (5,500)              (247)
                                                                                  -------------        -----------
        Net cash used in investing activities                                          (408,093)           (61,898)
                                                                                  -------------        -----------
Forward                                                                           $    (390,566)       $   (55,229)
                                                                                  -------------        -----------
                                                                                                        (Continued)

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                      2001                2000
                                                                                                  ------------        ------------
Forward                                                                                           $   (390,566)       $    (55,229)
                                                                                                  ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                             63,511              61,212
   Net increase in securities sold under agreements to repurchase                                      203,331             112,685
   Securities sold under agreements to repurchase with original maturities over three months:
          Proceeds                                                                                     110,000             246,950
          Payments                                                                                     (32,351)           (366,230)
   Net decrease in advances from borrowers for taxes and insurance                                        (279)               (514)
   Repurchase of common stock for retirement                                                                                (4,173)
   Dividends paid                                                                                       (3,872)             (4,809)
   Issuance of preferred stock                                                                          46,288
                                                                                                  ------------        ------------
      Net cash provided by financing activities                                                        386,628              45,121
                                                                                                  ------------        ------------

NET DECREASE IN CASH AND DUE FROM BANKS                                                                 (3,938)            (10,108)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                            45,936              55,672
                                                                                                  ------------        ------------

CASH AND DUE FROM BANKS, END OF PERIOD                                                            $     41,998        $     45,564
                                                                                                  ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest on deposits and other borrowings                                                   $     58,477        $     42,767
   Noncash activities:
     Accrued dividends payable                                                                           1,107               2,341
     Net increase (decrease) in unrealized loss on investment securities
            available for sale                                                                            (349)                 34
     Mortgage loans securitized and transferred to trading securities                                    7,853              10,335
     Transfer from loans to foreclosed real estate held for sale                                           169
     Mortgage loans originated to finance the sale of foreclosed real estate
            held for sale                                                                                                      123
     Capitalized mortgage servicing rights                                                                  99                  99
 Unpaid additions to premises and equipment                                                                 61
 Transfer from undivided profits to reserve fund                                                         1,374               1,056
Effect in valuation of derivatives and their hedge items:
     Increase in deposits                                                                                7,209
     Increase in other assets                                                                            7,310
     Increase in other liabilities                                                                         406

See Notes to Consolidated Financial Statements.
                                                                     (Concluded)

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, so long as the Company and its subsidiary both meet certain regulatory standards, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards. Up to December 31, 2000, the Company had no operations other than those from its investment in Westernbank.

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

In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements. In accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, these statements do no include certain information and footnote disclosures required by GAAP for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flows for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2000, include in the Company's Annual Report on Form 10-K. Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation.

2.       EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three months ended March 31, 2001 and 2000, were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during such periods (41,501,700 and 41,920,632 shares, respectively).

On March 30, 2001, the Company issued 1,920,000 shares of 7.60% Non-cumulative, Non-convertible, 2001 Series C, with a liquidation preference of $25.00 per share. The preferred shares were issued at a price of $25.00 per share. Proceeds from issuance of preferred stock amounted to $46,288,000, net of $1,712,000 of issuance costs. The preferred stock ranks senior to the common stock as to dividends and liquidation rights. The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the 12-month period beginning March 30 of the years indicated below, plus accrued and unpaid dividends, if any, for the current period to the date of redemption:

                             YEAR                  REDEMPTION PRICE
                      -------------------          ----------------
                              2006                      $25.50
                              2007                       25.25
                      2008 and thereafter                25.00

The Series C, preferred stock issuance includes an over-allotment option to the underwriter to issue up to 288,000 additional shares. On April 30, 2001, the Company issued the additional 288,000 shares of this Series C preferred stock. Proceeds from issuance of preferred stock amounted to $6,973,200, net of $226,800 of issuance costs.

3.       DIVIDENDS DECLARED PER COMMON SHARE

On January 26, 2001, the Board of Directors approved an increase on its annual dividend payments to common shareholders in 2001 to $0.25 per share. This represents an increase of 25% over the dividends paid the previous year. The increase is the result of the guidelines established by the Board of Directors, which provides for distribution of dividends to stockholders on the basis of 25% of the average earnings for the last two years.

Since March 7, 2000, the Company pays it dividends on a monthly basis, on the 15th day of the next month for stockholders of record as of the last day of the previous month.

The Company's cash dividends per share declared for the three months ended March 31, 2001 and 2000, were as follows:

            RECORD DATE                PAYABLE DATE              AMOUNT PER SHARE
         -----------------           -----------------           ----------------
             YEAR 2001
          January 31, 2001           February 15, 2001              $  0.0208
         February 28, 2001             March 15, 2001                  0.0208
           March 31, 2001              April 15, 2001                  0.0209
                                                                    ---------

               Total                                                $  0.0625
                                                                    =========
             YEAR 2000
         March 31, 2000                April 17, 2000               $  0.0500
                                                                    =========

4.       INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

                                                                             GROSS          GROSS
                                                          AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                                            COST            GAINS           LOSSES           VALUE
                                                                              (IN THOUSANDS)
March 31, 2001

Trading securities:
   Mortgage-backed securities-
     Government National Mortgage
     Association (GNMA) certificates                     $        178       $      8       $       8       $        178
                                                         ============       ========       =========       ============

Available for sale:
    Mortgage-backed securities - Collaterized
      mortgage obligations (CMO) and
      other investments                                  $     43,183       $    102       $     147       $     43,138
                                                         ============       ========       =========       ============

Held to maturity:
  U.S. Government and agencies obligations               $  1,396,475       $  2,726       $   9,952       $  1,389,249
  Puerto Rico Government and agencies obligations              13,739            222              15             13,946
  Other investments                                           176,307            662           1,399            175,570
                                                         ------------       --------       ---------       ------------

Total                                                       1,586,521          3,610          11,366          1,578,765
                                                         ------------       --------       ---------       ------------

Mortgage and other asset-backed securities:
  Federal Home Loan Mortgage
    Corporation (FHLMC) certificates                           16,280            361              11             16,630
  GNMA certificates                                            22,034            555                             22,589
  Fannie Mae (FNMA) certificates                               12,211            268                             12,479
  CMO certificates                                            295,529          1,858              74            297,313
  Other                                                        70,028            193           3,871             66,350
                                                         ------------       --------       ---------       ------------

Total                                                         416,082          3,235           3,956            415,361
                                                         ------------       --------       ---------       ------------

Total                                                    $  2,002,603       $  6,845       $  15,322       $  1,994,126
                                                         ============       ========       =========       ============

                                                                                      GROSS         GROSS
                                                                    AMORTIZED      UNREALIZED     UNREALIZED         FAIR
DECEMBER 31, 2000                                                      COST           GAINS         LOSSES           VALUE
                                                                                        (In thousands)
Trading securities -
  Mortgage-backed securities -
    GNMA certificates                                               $    2,146        $   16        $     1        $    2,161
                                                                    ==========        ======        =======        ==========
Available for sale -
  Mortgage-backed securities -
    GNMA certificates                                               $   27,735        $  194        $   123        $   27,806
                                                                    ==========        ======        =======        ==========
Held to maturity:
  U.S. Government and agencies obligations                          $1,367,417        $  707        $35,546        $1,332,578
  Puerto Rico Government and
    agencies obligations                                                13,769           281                           14,050
  Other                                                                 86,414           688          2,557            84,545
                                                                    ----------        ------        -------        ----------
Total                                                                1,467,600         1,676         38,103         1,431,173
                                                                    ----------        ------        -------        ----------
  Mortgage and other asset-backed
    securities:
    FHLMC certificates                                                  16,986           225             61            17,150
    GNMA certificates                                                   23,113           162             10            23,265
    FNMA certificates                                                   12,705           154             11            12,848
    CMO certificates                                                    66,184           423            124            66,483
    Other                                                               70,099                          754            69,345
                                                                    ----------        ------        -------        ----------
Total                                                                  189,087           964            960           189,091
                                                                    ----------        ------        -------        ----------
Total                                                               $1,656,687        $2,640        $39,063        $1,620,264
                                                                    ==========        ======        =======        ==========

The amortized cost and fair value of investment securities held to maturity at March 31, 2001, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:

                                                                                         AMORTIZED           FAIR
                                                                                           COST              VALUE
                                                                                               (IN THOUSANDS)
Due within one year                                                                     $  153,016        $  153,007
Due after one year through five years                                                      224,374           225,672
Due after five years through ten years                                                     267,960           269,470
Due after ten years                                                                        941,171           930,616
                                                                                        ----------        ----------
Total                                                                                    1,586,521         1,578,765
Mortgage and other asset-backed securities                                                 416,082           415,361
                                                                                        ----------        ----------

Total                                                                                   $2,002,603        $1,994,126
                                                                                        ==========        ==========

5.     LOANS

The loan portfolio consisted of the following:

                                                                                        MARCH 31,        DECEMBER 31,
                                                                                           2001              2000
                                                                                        ----------       ------------
                                                                                               (IN THOUSANDS)
REAL ESTATE LOANS SECURED BY
  FIRST MORTGAGES:
Conventional:
     One-to-four family residences                                                      $  794,916        $  762,655
     Other properties                                                                        1,747             1,845
Construction and land acquisition                                                           80,380            87,834
Loans to facilitate the sale of foreclosed
     real estate held for sale                                                                 744               747
Insured or guaranteed:
     Federal Housing Administration and
          Veterans Administration                                                           17,150            16,342
     Puerto Rico Housing Bank and Finance Agency                                               332               359
Commercial - collateralized by real estate                                                 892,198           887,084
                                                                                        ----------        ----------

Total                                                                                    1,787,467         1,756,866
                                                                                        ----------        ----------

Plus (less):
     Undisbursed portion of loans in process                                                (5,767)           (5,963)
     Premium on loans purchased - net                                                        2,539             2,712
     Deferred loan fees - net                                                               (4,584)           (4,412)
                                                                                        ----------        ----------

Total                                                                                       (7,812)           (7,663)
                                                                                        ----------        ----------

  Real estate loans - net                                                                1,779,655         1,749,203
                                                                                        ----------        ----------
OTHER LOANS:
Commercial loans                                                                           110,362           100,487
Loans on deposits                                                                           36,747            37,108
Credit cards                                                                                38,634            35,556
Consumer loans                                                                             312,500           311,062
Less deferred loan fees - net and unearned interest                                           (253)             (828)
                                                                                        ----------        ----------

  Other loans - net                                                                        497,990           483,385
                                                                                        ----------        ----------
TOTAL LOANS                                                                              2,277,645         2,232,588
ALLOWANCE FOR LOAN LOSSES                                                                  (31,389)          (28,928)
                                                                                        ----------        ----------

LOANS - NET                                                                             $2,246,256        $2,203,660
                                                                                        ==========        ==========

The total investment on impaired commercial and construction loans at March 31, 2001 and December 31, 2000, was $14,914,000 and $12,874,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at March 31, 2001 and December 31, 2000. Impaired commercial and construction loans amounting to $7,907,000 and $8,040,000 at March 31, 2001 and December 31, 2000, respectively, were covered by a valuation allowance of $1,859,000 and $1,157,000, respectively. Impaired commercial and construction loans amounting to $7,007,000 at March 31, 2001 and $4,834,000 at December 31, 2000, did not require a valuation allowance in accordance with Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. The average investment on impaired commercial and construction loans at March 31, 2001 and December 31, 2000 amounted to $13,130,000 and $11,873,000, respectively. The Company's policy is to recognize interest income related to impaired loans on a cash basis, when they are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the periods ended March 31, 2001 and 2000, amounted to $182,000 and $275,000, respectively.

6.       DEPOSITS

A comparative summary of deposits as of March 31, 2001 and December 31, 2000, follows:

                                                                                           2001               2000
                                                                                               (IN THOUSANDS)
Noninterest bearing accounts                                                            $   97,951        $  120,559
Passbook                                                                                   418,634           416,684
NOW accounts                                                                                89,858            92,737
Super NOW accounts                                                                          16,747            18,284
Money market                                                                                 4,964             6,360
Certificates of deposit                                                                  2,045,694         1,950,598
                                                                                        ----------        ----------
Total                                                                                    2,673,848         2,605,222
Accrued interest payable                                                                    34,818            31,473
                                                                                        ----------        ----------
Total                                                                                   $2,708,666        $2,636,695
                                                                                        ==========        ==========

7.       INCOME TAXES

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

The Code provides a dividend receive deduction of 100%, on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

Deferred income tax assets (liabilities) as of March 31, 2001 and December 31, 2000, consisted of the following:

                                                                                          2001             2000
                                                                                              (IN THOUSANDS)
Allowance for loan losses                                                               $ 12,242         $ 11,282
Allowance for foreclosed real estate held for sale                                            75               75
Mortgage servicing rights                                                                   (810)            (813)
Unrealized loss in valuation of derivative instruments                                       101
Other temporary differences                                                                  (70)             (60)
                                                                                        --------         --------
Total                                                                                     11,538           10,484
Less valuation allowance                                                                      39               39
                                                                                        --------         --------
Deferred income tax assets, net                                                         $ 11,499         $ 10,445
                                                                                        ========         ========

Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are not met.

8.       FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES - As part of the Company's asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES and Statement of Financial Accounting Standards NO. 138 ("SFAS 138"), ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as on of the following types of hedges:
(a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge") or (c) a hedge of foreign currency exposure ("foreign currency hedge").

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedge item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time that earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedge items. The Company does not currently have any foreign currency hedges. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings.

The effect of implementing these Statements on the Company's financial condition was a decrease in deposits, an increase in other liabilities and an increase in accumulated other comprehensive income, net of tax of $45,000, by $2,607,000, $2,472,000, $135,000, respectively. There was no effect on results of operations from the implementation of these Statements.

The Company enters into interest-rate swap contracts in managing its interest rate exposure. Interest-rate swap contracts generally involve the exchange of fixed-and floating-rate interest-payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Interest rate swaps are the most common type of derivative contract that the Company utilizes. Situations in which the Company utilizes interest rate swaps are: a) to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, and b) to convert its variable rate - term notes and FHLB advances (liabilities) to a fixed rate. By entering into the swap, the principal amount of the hedge item would remain unchanged but the interest payment streams would change.

In addition, the Company offers its customers certificates of deposit which contain an embedded derivative tied to the performance of Standard & Poor's 500 Composite Stock Index. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses interest rate swap agreements with major broker - dealer companies to manage its exposure to the stock market. Under the terms of the agreements, the Company will receive the average increase in the month - end value of the index in exchange for a quarterly fixed interest cost.

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

Information pertaining to the notional amounts of the Company's derivative financial instruments as of March 31, 2001 and December 31, 2000, was as follows:

                                                                                            NOTIONAL AMOUNT
TYPE OF CONTRACT                                                                          2001            2000
                                                                                             (IN THOUSANDS)
HEDGING ACTIVITIES:
  FAIR VALUE HEDGE:
    Interests rate swaps used to hedge fixed rate certificates of deposit               $651,826        $730,739

  CASH FLOW HEDGE:
    Interest rate swaps used to hedge variable rate:
      Term notes                                                                          40,000          40,000
      FHLB advance                                                                        50,000          50,000
      Other                                                                                1,699
                                                                                        --------        --------

TOTAL                                                                                   $743,525        $820,739
                                                                                        ========        ========

DERIVATES NOT DESIGNATED AS HEDGE:
  Interest rate swaps (unmatched portion)                                               $ 15,653        $ 14,240
  Caps                                                                                   100,000         100,000
                                                                                        --------        --------
 TOTAL                                                                                  $115,653        $114,240
                                                                                        ========        ========

At March 31, 2001, the fair value of hedge activities represented an unrealized net gain of $7.2 million, and was recorded as "Other Assets" and as increase to the hedge "Deposits" in the accompanying March 31, 2001, statement of financial condition.

At March 31, 2001, the fair value of the cash flow hedge activities represented an unrealized net loss of $406,000 and was recorded as "Other liabilities" in the accompanying March 31, 2001 statement of financial condition. Their effect on "Other comprehensive income" was a decrease of $304,000, net of taxes of $101,000.

At March 31, 2001, the fair value of the derivatives not designated as hedge represented an unrealized net loss of $212,000 and was recorded as "Other liabilities" in the accompanying March 31, 2001 statement of financial condition.

For the three months ended March 31, 2001, no income or expense was recorded due to hedge ineffectiveness.

A summary of the types of swaps used and their terms at March 31, 2001 and December 31, 2000, follows:

                                                                                          2001             2000
                                                                                         (DOLLARS IN THOUSANDS)
Pay floating/received fixed:
  Notional amount                                                                       $667,479         $744,979
  Weighted average receive rate at period end                                               6.73%            6.76%
  Weighted average pay rate at period end                                                   5.22%            6.44%
  Floating rate in percentage of three month LIBOR,
    plus a spread ranging from minus .22% to plus .25%                                       100%             100%

                                                                                           2001              2000
                                                                                          (DOLLARS IN THOUSANDS)
Pay fixed/receive floating:
  Notional amount                                                                      $    91,699       $    90,000
  Weighted average receive rate at period end                                                 5.16%             5.65%
  Weighted average pay rate at period end                                                     5.70%             5.32%
   Floating rate in percentage of
      three month LIBOR, minus .10%                                                     85% to 100%       85% to 100%

The changes in notional amount of swaps during the three months ended March 31, 2001 follows:

                                                                  (DOLLARS IN THOUSANDS)
         Balance at December 31, 2000                                   $834,979
         New swaps                                                        21,699
         Called swaps                                                    (97,500)
                                                                        --------

         Ending balance                                                 $759,178
                                                                        ========

During the three months ended March 31, 2001, various counterparties of swap agreements exercised their option to cancel their swaps and immediately, the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At March 31, 2001, the interest rate swap and cap agreements maturities by year were as follows:

  YEAR ENDING                                                          SWAPS           CAP
  DECEMBER 31,                                                            (IN THOUSANDS)
     2001                                                            $264,000
     2002                                                              40,000        $100,000
     2003                                                              35,000
     2005 and thereafter                                              420,178
                                                                     --------        --------

     Total                                                           $759,178        $100,000
                                                                     ========        ========

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

COMMITTED RESOURCES. At March 31, 2001 and December 31, 2000, the Company had outstanding the following contract amount of financial instruments whose amount represent credit risk:

                                                                                          2001             2000
                                                                                             (IN THOUSANDS)
Commitments to extend credit:
     Fixed rates                                                                        $  9,670        $ 10,195
     Variable rates                                                                      131,016         133,141
Unused lines of credit:
     Commercial                                                                           42,005          39,074
     Credit cards and other                                                               61,693          57,191
Stand-by letters of credit                                                                 2,563           1,180
                                                                                        --------        --------
    Total                                                                               $246,947        $240,781
                                                                                        ========        ========

Such commitments will be funded in the normal course of business from the Company's principal sources of funds. At March 31, 2001, the Company had $1.4 billion in deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regard to such commitments.

9.       STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the "1999 Qualified Option Plan") and the 1999 Nonqualified Stock Option Plan (the "1999 Nonqualified Option Plan") for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company's common stock. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options' exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. During the year ended December 31, 2000, the Company granted 2,295,000 options under the 1999 Qualified Stock Option Plan to six executive officers and five employees, which will become fully exercisable after five years following the grant date. No such options were granted for the three months ended March 31, 2001.

The Company follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Company's stock at the measurement date (the grant date) over the amount an employee must pay to acquire the stock. No compensation expense was recognized in the quarter March 31, 2001, because the price of the stock at the grant date was lower than the exercise price of the options. The compensation expense for the period ended March 31, 2001, based on the Fair Value Method described in SFAS No. 123 and its effect on earnings per share was not significant.

10.      SEGMENT INFORMATION

The Company's management monitors and manages the financial performance of two primary business segments, the operations of Westernbank Puerto Rico and those of the division known as Westernbank International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's 2000 Annual Report. The Company evaluates performance based on net income or loss. Inter-segment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment's financial condition and results of operations as if they were independent entities.

                                             AS OF AND FOR THE THREE MONTHS ENDED
                                                        MARCH 31, 2001
                                                        (IN THOUSANDS)
                                    IN PUERTO RICO       INTERNATIONAL           TOTAL
Operations data:
     Interest income                  $    65,480         $    18,952         $    84,432
     Interest expense                     (46,503)             (9,314)            (55,817)
                                      -----------         -----------         -----------
     Net interest income                   18,977               9,638              28,615
     Provision for loan losses             (3,000)                                 (3,000)
     Other income, net                      4,636                 224               4,860
     Equity in loss of subsidiary             (64)                                    (64)
     Operating expenses                   (13,672)                (61)            (13,733)
     Provision for income taxes            (2,569)                                 (2,569)
                                      -----------         -----------         -----------
     Net income                       $     4,308         $     9,801         $    14,109
                                      ===========         ===========         ===========

Total assets                          $ 3,434,236         $ 1,239,421         $ 4,673,657
                                      ===========         ===========         ===========

                            ------------------------

                                          AS OF DECEMBER 31, 2000 AND FOR THE THREE
                                                   MONTHS ENDED MARCH 31, 2000
                                                         (IN THOUSANDS)
                                     IN PUERTO RICO       INTERNATIONAL           TOTAL
Operations data:
     Interest income                   $    57,404         $     8,362         $    65,766
     Interest expense                      (34,392)             (6,669)            (41,061)
                                       -----------         -----------         -----------
     Net interest income                    23,012               1,693              24,705
     Provision for loan losses              (2,000)                                 (2,000)
     Other income, net                       3,224                   5               3,229
     Intersegment revenue                       39                                      39
     Intersegment expense                                          (39)                (39)
     Equity in loss of subsidiary              (51)                                    (51)
     Operating expenses                    (13,222)                (50)            (13,272)
     Provision for income taxes             (2,046)                                 (2,046)
                                       -----------         -----------         -----------
     Net income                        $     8,956         $     1,609         $    10,565
                                       ===========         ===========         ===========

Total assets                           $ 3,344,581         $   916,815         $ 4,261,396
                                       ===========         ===========         ===========

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    2001             2000
                                                                       (IN THOUSANDS)
Consolidated interest income                                      $ 84,432         $ 65,766
                                                                  ========         ========

Net income:
     Reportable segments                                          $ 14,109         $ 10,565
     All other                                                      13,306           10,514
                                                                  --------         --------
     Total                                                          27,415           21,079
     Less eliminations                                             (13,675)         (10,514)
                                                                  --------         --------
     Consolidated net income                                      $ 13,740         $ 10,565
                                                                  ========         ========

                                                                MARCH 31, 2001   DECEMBER 31, 2000
                                                                        (IN THOUSANDS)
Total assets:
     Reportable segments                                          $4,673,657        $4,261,396
     All other                                                       312,253           253,312
                                                                  ----------        ----------
     Total                                                         4,985,910         4,514,708
     Less eliminations                                              (313,087)         (253,851)
                                                                  ----------        ----------
     Consolidated total assets                                    $4,672,823        $4,260,857
                                                                  ==========        ==========

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

On September 21, 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") issued EITF No. 99-20. This document, which is effective in the second quarter of 2001, establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on
(a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing GAAP did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases, interest rate adjustments.

The implementation of EITF No. 99-20 is not expected to materially impact the Company's financial results.

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

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, so long as the Company and its subsidiary both meet certain regulatory standards, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards. Up to March 31, 2001, the Company had no operations other than those from its investment in Westernbank.

Westernbank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank. Westernbank offers a full array of consumer and business financial services, including banking and trust services. Westernbank operates through 35 full service branch offices located throughout Puerto Rico, primarily in the Southwestern portion of the island, and a fully functional banking site on the Internet. In addition, it operates two divisions:
Westernbank International Division, which offers commercial banking and related services outside of Puerto Rico and Westernbank Trust Division, which effective September 2000 began offering a full array of trust services. In February 1998, Westernbank acquired 80% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. In March 1999, Westernbank acquired the remaining 20% of the voting shares of SRG Net, Inc. The assets, liabilities, revenues and expenses of the subsidiary and the Westernbank Trust Division at March 31, 2001 and December 31, 2000, and for the three months ended March 31, 2001 and 2000, are not significant.

The principal business of the Company consists of attracting deposits from the general public and utilizing such funds and proceeds from reverse repurchase agreements and other borrowings to invest in residential mortgage loans, commercial loans collateralized with real estate, consumer loans and other loans.

The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Westernbank is subject to examination and comprehensive regulation by the Puerto Rico Department of the Treasury, the Puerto Rico Commissioner of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). In addition, Westernbank is subject to the regulations of the Puerto Rico Regulatory Financial Board with respect to rates and fees charged on certain loans to individuals. Westernbank is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the twelve regional banks comprising the Federal Home Loan Bank System ("FHLB System"). Deposits with Westernbank are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), which are administered by the FDIC.

OVERVIEW

This financial discussion contains an analysis of the consolidated financial position and financial performance of W Holding Company, Inc. and its wholly-owned subsidiary, Westernbank Puerto Rico.

The Company's principal source of earnings is its net interest income. This is the difference between interest income on loans and mortgage-backed securities, investments, and other assets ("interest-earning assets") and its interest expense on deposits and borrowings, including reverse repurchase agreements, term notes and advances from the FHLB ("interest-bearing liabilities"). Loan origination and commitments fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments and service charges, fees and other income, also affect income. In addition, the Company's net income is also affected by the level of its non-interest expenses, such as compensation, employees' benefits, occupancy costs and other operating expenses.

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

The Company's 2001 growth is mainly related to an increase in the portfolio of investment securities held to maturity, an increase in real estate loans - secured by first mortgages, mainly conventional loans portfolio, and, continued effective management of interest rate risk and a tight control of operating expenses. Total net income for the three months ended March 31, 2001, increased to $13.7 million, up 30.05% when compared to $10.6 million for the three months ended March 31, 2000. Net income attributable to common stockholders for the three months ended March 31, 2001, increased to $12.3 million, up 34.84% when compared to $9.1 million, for the same period in 2000. The Company's profitability ratios for the three months ended March 31, 2001, represented returns of 1.23% on assets (ROA) and 28.26% on common stockholders' equity
(ROCE), compared with a ROA and a ROCE of 1.24% and 25.19%, respectively, for the same period in 2000.

Different components that impacted the Company's performance are discussed in detail in the following pages.

FINANCIAL CONDITION

The Company had total assets of $4.67 billion as of March 31, 2001 compared to $4.26 billion as of December 31, 2000, an increase of $412.00 million or 9.67%. As of March 31, 2001, total liabilities amounted to $4.37 billion, an increase of $356.4 million or 8.89% when compared to $4.01 billion as of December 31, 2000.

INTEREST-EARNING ASSETS

Interest-earning assets amounted to $4.55 billion at March 31, 2001, an increase of $402.0 million or 9.68% when compared to $4.15 billion as of December 31, 2000.

The Company has continued its emphasis in the credit granting activity. As a result, real estate loans secured by first mortgages portfolio increased from $1.76 billion as of December 31, 2000, to $1.79 billion as of March 31, 2001, an increase of $30.6 million or 1.74%. Conventional loans secured by first mortgages increased from $764.5 million as of December 31, 2000, to $796.7 million as of March 31, 2001, an increase of $32.2 or 4.21%. The consumer loan portfolio (including credit cards), commercial loans (not collateralized by real estate) and other loans increased from $483.4 million as of December 31, 2000, to $498.0 million as of March 31, 2001, an increase of $14.6 million or 3.02%.

Federal funds sold and securities purchased under agreements to resell ("repurchase agreements") decreased from $169.3 million as of December 31, 2000, to $165.1 million as of March 31, 2001, a decrease of $4.2 million or 2.46%. Investment securities held to maturity, which principally include United States and Puerto Rico Government and agencies obligations and mortgage and other asset-backed securities increased from $1.66 billion as of December 31, 2000, to $2.00 billion as of March 31, 2001, an increase of $345.9 million or 20.88%. Investments available for sale increased from $27.8 million as of December 31, 2000, to $43.1 million as of March 31, 2001, an increase of $15.3 million or 55.14%.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities amounted to $4.34 billion at March 31, 2001, an increase of $352.9 million or 8.86% when compared to $3.98 billion as of December 31, 2000.

The increase as of March 31, 2001, was mainly due to an increase of $68.6 million or 2.63% in deposits (excluding accrued interest payable) and $281.0 million or 23.83% in securities sold under agreements to repurchase ("reverse repurchase agreements").

The Company offers a variety of specialized types of deposit accounts and certificates of deposit. Savings deposits increased from $416.7 million as of December 31, 2000, to $418.6 million as of March 31, 2001, an increase of $2.0 million or .47%. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, increased from $2.19 billion as of December 31, 2000, to $2.26 billion as of March 31, 2001, an increase of $66.7 million or 3.05%. Other deposits include brokered deposits amounting to $1.29 billion and $1.27 billion as of March 31, 2001 and December 31, 2000, respectively.

STOCKHOLDERS' EQUITY

As of March 31, 2001, total stockholders' equity amounted to $306.2 million, an increase of $55.6 million or 22.18% when compared to $250.6 million as of December 31, 2000. The increase during the three months ended March 31, 2001, was mainly due to a net income of $13.7 million and the issuance of 2001 Series C preferred stock for $46.3 million (net of costs of issuance of $1.7 million) and cash dividends declared on common and preferred stock of $4.04 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income represents the main source of earnings of the Company. As further discussed in the "Quantitative and Qualitative Disclosures of Market Risk" section, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities.

Net interest income increased $3.9 million or 15.84% for the three months ended March 31, 2001, when compared to the corresponding 2000 period. The increase for the three months ended March 31, 2001, was the result of increases in interest income from loans, investment securities and money market instruments.

Average interest-earning assets increased from $3.32 billion for the three months ended March 31, 2000 to $4.23 billion for the three months ended March 31, 2001, an increase of $906.3 million or 27.28%. The rise in average interest-earning assets is mainly related to increases in average loans, which is the higher yielding category of interest-earning assets, followed by a significant increase in average investment securities and mortgage backed securities.

Interest income on loans increased $8.04 million or 19.10% for the three months ended March 31, 2001, as compared with the three months ended March 31, 2000. Average loans increased from $1.91 billion for the three months ended March 31, 2000, to $2.24 billion for the three months ended March 31, 2001, an increase of $332.5 million or 17.42%. The increase was a combination of purchases of mortgage loans, and the Company continuous emphasis in the credit granting activity. Real estate conventional loans - secured by first mortgages accounted for the majority of the increase in average loans. In addition, commercial real estate loans contributed to the increase as a result of the continuous business growth of the Company. The average yield on loans increased from 8.82% for the three months ended March 31, 2000, to 8.94% for the three months ended March 31, 2001.

Interest income on investment securities increased $6.6 million or 34.58% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. Increase in income from investment securities is mainly related to a rise in the average balance of investment securities from $1.14 billion for the three months ended March 31, 2000, to $1.49 billion for the three months ended March 31, 2001, an increase of $351.1 million or 30.74%. The investment portfolio average yield increased from 6.64% for the three months ended March 31, 2000, to 6.85% for the three months ended March 31, 2001.

Interest income on mortgage and other asset-backed securities increased $3.6 million or 149.83% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The average balance on mortgage and other asset-backed securities increased from $112.6 million for the three months ended March 31, 2000, to $308.8 million for the three months ended March 31, 2001, an increase of $196.1 million or 174.16%. The increase in the average balance of mortgage and asset backed securities in March 31, 2001, was partially offset by decreased in the average yield from 8.61% for the three months ended March 31, 2000, to 7.70% for the three months ended March 31, 2001.

Interest income on money market instruments increased $496,000 or 21.59% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The average balance of money market instruments increased from $158.9 million for the three months ended March 31, 2000, to $185.4 million for the three months ended March 31, 2001, an increase of $26.5 million or 16.68%. The money market instruments average yield increased from 5.78% for the three months ended March 31, 2000, to 6.03% for the three months ended March 31, 2001.

The increase in the average interest-earning assets was partially offset by an increase in the average interest-bearing liabilities. Average interest bearing liabilities increased from $3.18 billion for the three months ended March 31, 2000, to $4.05 billion for the three months ended March 31, 2001, an increase of $867.6 million or 27.27%. The increase in average interest-bearing liabilities was mainly related to an increase in average reverse repurchase agreements, followed by a significant increase in average deposits. In addition, the average interest rates paid on interest bearing liabilities during the three-month period increased from 5.16% in 2000 to 5.51% in 2001.

Interest expense on deposits increased $5.36 million or 18.61% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was a combination of a rise in the average balance of deposits and an increase in the average rate paid on them. The average balance of deposits increased from $2.31 billion for the three months ended March 31, 2000, to $2.58 billion for the same period in 2001, an increase of $268.9 million or 11.63%. Certificates of deposits accounted for the majority of the increase in the average balance of deposits. In addition, the average rate paid on deposits increased from 4.99% for the three months ended March 31, 2000, to 5.30% for the three months ended March 31, 2001.

Interest expense on reverse repurchase agreements increased $9.0 million or 87.48% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was mainly due to a rise in the average balance of reverse repurchase agreements. The average balance of reverse repurchase agreements increased from $720.3 million for the three months ended March 31, 2000, to $1.30 billion for the same period in 2001, an increase of $580.9 million or 80.65%.

Interest expense on advances from FHLB increased $836,000 for the three months ended March 31, 2001, respectively, as compared to the corresponding period in 2000. The increase was mainly related to an increase in average balance of advances from FHLB. For the three months ended March 31, 2001, the average balance of advances from FHLB increased from $71.2 million in 2000 to $120.0 million in 2001, an increase of $48.8 million or 68.56%.

Interest expense on term notes decreased $413,000 for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was mainly related to a decrease in the average balance of term notes. The average balance of term notes for the three months ended March 31, 2001, decreased from $79.0 million in 2000 to $48.0 million in 2001, a decrease of $31.0 million or 39.24%.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased from $2.0 million for the three months ended March 31, 2000, to $3.0 million for the three months ended March 31, 2001, an increase of $1.0 million or 50.0%. The allowance for loan losses amounted to $31.4 million as of March 31, 2001, compared to $28.9 million as of December 31, 2000, an increase of $2.5 million or 8.51%. The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb possible credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and current economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

OTHER INCOME

Total other income increased $1.7 million or 51.97% during the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was primarily the result of an increase in fees charged to checking accounts, credit cards and other loan fees and fees from other services.

Service charges on deposit accounts and other fees increased $1.1 million or 32.35% for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

OPERATING EXPENSES

Total operating expenses increased $892,000 or 6.70% during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

Salaries and employees' benefits, which is the largest component of total operating expenses, decreased $167,000 or 3.12% during the three months ended March 31, 2001, as compared to the corresponding 2000 period. Such decrease was primarily the result of a strict cost reduction plan while at the same time supporting the expansion of the Company.

Equipment expenses increased $300,000 or 15.46% for the three months ended March 31, 2001, as compared to the same period in 2000. The increase was the result of continued investment in technological resources to support expansion of the Company, increases on furniture and fixtures and equipment expenses, including depreciation, as well as on property taxes.

Other expenses increased $759,000 or 12.58% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was mainly due to increases in automatic teller machine network operating costs, municipal taxes, regulatory examination costs and other miscellaneous expenses.

PROVISION FOR INCOME TAXES

Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or a regular statutory rate up to 39%. The current provision for estimated Puerto Rico income taxes amounted to $3.5 million for the three months ended March 31, 2001. Deferred income taxes reflect the impact of credit carryforwards and "temporary differences" between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

NET INCOME

Net income increased $3.2 million or 30.05% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase for the three months ended March 31, 2001, is mainly the result of an increase in net interest income and other income, which was partially offset by increases in total operating expenses and in the provisions for income taxes and loan losses.

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

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the Companies met all capital adequacy requirements to which they are subjects.

As of March 31, 2001, Westernbank qualified as well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. At March 31, 2001, there are no conditions or events, that management believes have changed Westernbank's category.

The Companies' actual capital amounts and ratios as of March 31, 2001, are also presented in the table below:

                                                                                                   Minimum To Be
                                                                             Minimum           Well Capitalized Under
                                                                             Capital             Prompt Corrective
                                                    Actual                 Requirement           Action Provisions
                                              -------------------      --------------------    ----------------------
                                               Amount       Ratio       Amount        Ratio      Amount       Ratio
                                              --------      -----      --------       -----     --------      -----
                                                                      (Dollars in Thousands)

Total Capital to Risk Weighted Assets:
     Consolidated                             $335,826      13.00%     $206,735        8.0%          N/A        N/A
     Westernbank                               335,826      13.00       206,735        8.0      $258,418         10%

Tier I Capital to Risk Weighted Assets:
     Consolidated                              304,437      11.93       102,113        4.0           N/A        N/A
     Westernbank                               304,437      11.93       102,113        4.0       153,168        6.0

Tier I Capital to Average Assets:
     Consolidated                              304,437       6.98       130,831        3.0           N/A        N/A
     Westernbank                               304,437       6.98       130,831        3.0       218,052        5.0

Since the Company had no operations other than those resulting from its investment in Westernbank, the consolidated actual capital amounts and ratios equal those of Westernbank.

The Company's ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank financial holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

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

Interest rate risk can be defined as the exposure of the Company's operating results or financial position to adverse movements in market interest rates, which mainly occur when assets and liabilities reprice at different times and at different rates. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of variable rate loans to reduce the average maturity of the Company's interest-earning assets, entering into interest rate exchange agreements (swaps) to hedge variable term notes and FHLB advances, and fixed callable certificates of deposit as well as entering into interest rate options
(caps) contracts on its variable rate reverse repurchase agreements.

The Company is exposed to changes in the level of Net Interest Income ("NII") in a changing interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at year end remain constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table: March 31, 2001:

Change in Interest Rate    Expected NII(1)         Amount Change         % Change
-----------------------    ----------------        -------------         --------
                                              (Dollars in thousands)

   +200 Basis Points           $128,672             $ (3,562)             (2.69)%
     Base Scenario              132,234
   -200 Basis Points            122,226              (10,008)             (7.57)%

December 31, 2000:

Change in Interest Rate    Expected NII(1)         Amount Change        % Change
-----------------------    ----------------        -------------        --------
                                              (Dollars in thousands)
   +200 Basis Points           $127,174               $ 3,596              2.91%
     Base Scenario              123,578
   -200 Basis Points            118,217                (5,361)            (4.34)%

---------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of W Holding Company, Inc. was held at the Best Western Mayaguez Resort and Casino, located at Road 104, KM. 0.3, Mayaguez, Rico at 1:30 P.M. on May 8, 2001, pursuant due to notice, for the following purposes:

(1) to elect one member of the Company's Board of Directors for a term of three years or until any successor is elected or qualified;

(2) to ratify the appointment of Deloitte and Touche LLP as the Company's independent auditors for the year ending December 31, 2001 (Proposal
         2); and

(3) to transact any other business that properly comes before the annual meeting or any adjournments of the meeting.

The total number of votes eligible to be cast as of the record date of the meeting (April 6, 2001) was 41,501,700 eligible votes.

The results of the election, as certified by representatives of the Bank of New York, duly appointed inspectors of election of the annual meeting, were as follows:

                                     PROPOSAL NO.1   PROPOSAL NO.2
                                     -------------   -------------

                  For:                 36,237,605      36,088,618
                  Against:                408,128         538,205
                  Abstain:                                 18,910
                                       ----------      ----------

                  Total                36,645,733      36,645,733
                                       ==========      ==========

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A - Financial Statements Schedules

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B - Reports on Form 8-K

On March 30, 2001, the Company filed a report on Form 8-K, reporting under item 601 (b) (5) of Regulation S-K, 17 C.F.R. Section 229.601 (b) (5), the announcement that the Company had executed a plan to issue 7.60% Noncumumaltive Monthly Income Preferred Stock, 2001 Series C (Liquidation Preference of $25 Per Share).

C - Exhibits

No exhibits filed as part of this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

                             W HOLDING COMPANY, INC.


Date: May 15, 2001                  By  /s/ Frank C. Stripes
                                      ------------------------------------------
                                        Frank C. Stipes, Esq.
                                        Chairman of the Board,
                                        Chief Executive Officer and
                                        President


Date: May 15, 2001                  By  /s/ Freddy Maldonado
                                      ------------------------------------------
                                        Freddy Maldonado,
                                        Chief Financial Officer and Vice
                                        President of Finance and Investment