Form 10-Q
period 2001-06-30
W HOLDING CO INC
filed 2001-08-14
CIK 1084887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of l934

                         For Quarter Ended June 30, 2001

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

                         Common Stock ($1.00 par value)
       7.125% Non-cumulative, Convertible Monthly Income Preferred Stock,
                         1998 Series A ($1.00 par value)
      7.25% Non-cumulative, Non-convertible Monthly Income Preferred Stock,
                         1999 Series B ($1.00 par value)
      7.60% Non-cumulative, Non-convertible Monthly Income Preferred Stock,
                         2001 Series C ($1.00 par value)
      7.40% Non-cumulative, Non-convertible Monthly Income Preferred Stock,
                         2001 Series D ($1.00 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares issued and outstanding of each of the registrant's classes of stock, as of the latest practicable date, (August 10, 2001) is:

Common Stock                                       41,501,700
7.125% Preferred Stock 1998 Series A                1,219,000
7.25% Preferred Stock 1999 Series B                 2,001,000
7.60% Preferred Stock 2001 Series C                 2,208,000
7.40% Preferred Stock 2001 Series D                 1,558,260

                     W HOLDING COMPANY, INC. AND SUBSIDIARY


                                    CONTENTS

                                                                                                    Page
                                                                                                    ----


PART I     FINANCIAL INFORMATION:


         Item 1.           Financial  Statements (Unaudited)

                           Consolidated Statements of Financial Condition as of
                           June 30, 2001 and December 31, 2000                                         1

                           Consolidated Statements of Income for the Three
                           and Six Months Ended June 30, 2001 and 2000                                 2

                           Consolidated Statements of Changes in Stockholders' Equity and of
                           Comprehensive Income for the Six Months
                           Ended June 30, 2001 and 2000                                                3

                           Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 2001 and 2000                                              4-5


                           Notes to Consolidated Financial Statements                               6-20


         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                           21-29

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk              30-31

PART II OTHER INFORMATION:

         Item 1.      Legal Proceedings                                                               32
         Item 2.      Changes In Securities and Use of Proceeds                                       32
         Item 3.      Defaults Upon Senior Securities                                                 32
         Item 4.      Submission of Matters to a Vote of Security Holders                             32
         Item 5.      Other Information                                                               32
         Item 6.      Exhibits and Reports on Form 8-K                                                32

SIGNATURES                                                                                            33

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          June 30,            December 31,
                                                                                            2001                 2000
                                                                                         -----------          -----------
ASSETS
Cash and due from banks                                                                  $    53,464          $   45,936
Money market instruments:
   Federal funds sold and securities purchased under agreements to resell                    163,624             169,309
   Interest bearing deposits with banks                                                       14,570              11,305
Trading securities, at fair value                                                                 51               2,161
Investment securities available for sale, at fair value                                       21,431              27,806
Investment securities held to maturity, with a fair value of
   $2,037,745 in 2001 and $1,620,264 in 2000                                               2,061,269           1,656,687
Federal Home Loan Bank stock, at cost                                                         38,450              29,800
Mortgage loans held for sale, at lower of cost or market                                       2,927               4,640
Loans, net of allowance for loan losses of $35,979 in 2001
   and $28,928 in 2000                                                                     2,578,152           2,203,660
Accrued interest receivable                                                                   52,233              46,951
Premises and equipment, net                                                                   40,901              41,738
Other assets                                                                                  44,063              20,864
                                                                                         -----------          ----------
   Total                                                                                 $ 5,071,135          $4,260,857
                                                                                         ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                 $ 3,024,231          $2,636,695
Securities sold under agreements to repurchase                                             1,523,827           1,179,073
Advances from Federal Home Loan Bank                                                         120,000             120,000
Term notes                                                                                    48,000              48,000
Other liabilities                                                                             33,151              26,471
                                                                                         -----------          ----------
   Total liabilities                                                                       4,749,209           4,010,239
                                                                                         -----------          ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock $1.00 par value per share (liquidation preference $25 per share); 20,000,000 shares authorized; 1,219,000 shares of 7.125%
   Non-Cumulative, Convertible Preferred Stock, 1998 Series A, issued and outstanding; 2,001,000 shares of 7.25% Non-cumulative Monthly Income
   Preferred Stock, 1999 Series B, issued and outstanding; and 2,208,000 shares of 7.60% Non-cumulative Monthly Income Preferred Stock,
   2001 Series C, issued and outstanding                                                       5,428               3,220
Common stock - $1.00 par value per share; authorized 300,000,000
   shares; issued and outstanding 41,501,700                                                  41,502              41,502
Paid in capital                                                                              146,208              95,313
Retained earnings:
   Reserve fund                                                                               20,211              17,302
   Undivided profits                                                                         110,335              93,241
Accumulated other comprehensive income (loss), net of income
   tax of $497 in 2001 and $10 in 2000                                                        (1,758)                 40
                                                                                         -----------          ----------

   Total stockholders' equity                                                                321,926             250,618
                                                                                         -----------          ----------
TOTAL                                                                                    $ 5,071,135          $4,260,857
                                                                                         ===========          ==========

See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                        June 30,
                                                              2001            2000            2001             2000
                                                            --------        --------        ---------        ---------
INTEREST INCOME:
   Loans, including loan fees                               $ 51,603        $ 44,213        $ 101,721        $  86,292
   Investment securities                                      26,098          18,923           51,670           37,942
   Mortgage and other asset-backed securities                  7,458           2,519           13,384            4,891
   Money market instruments                                    2,257           2,149            5,074            4,446
                                                            --------        --------        ---------        ---------
     Total interest income                                    87,416          67,804          171,849          133,571
                                                            --------        --------        ---------        ---------
INTEREST EXPENSE:
   Deposits                                                   33,111          28,943           67,295           57,763
   Securities sold under agreements to repurchase             20,270          11,941           39,491           22,193
   Advances from Federal Home Loan Bank                        1,609             929            3,471            1,894
   Term notes                                                    535           1,915            1,087            2,940
                                                            --------        --------        ---------        ---------
     Total interest expense                                   55,525          43,728          111,344           84,790
                                                            --------        --------        ---------        ---------
NET INTEREST INCOME                                           31,891          24,076           60,505           48,781
PROVISION FOR LOAN LOSSES                                      3,000           2,000            6,000            4,000
                                                            --------        --------        ---------        ---------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                  28,891          22,076           54,505           44,781
                                                            --------        --------        ---------        ---------
OTHER INCOME:
   Service charges on deposit accounts and other fees          4,281           3,504            8,672            6,821
   Unrealized gain (loss) on derivative instruments             (916)            323             (816)             323
   Net gain (loss) on sale and valuation of loans,
     securities and other                                        (90)           (816)             327             (904)
                                                            --------        --------        ---------        ---------
     Total other income                                        3,275           3,011            8,183            6,240
                                                            --------        --------        ---------        ---------
TOTAL NET INTEREST INCOME AND
   OTHER INCOME                                               32,166          25,087           62,688           51,021
                                                            --------        --------        ---------        ---------
OPERATING EXPENSES:
   Salaries and employees' benefits                            5,541           4,732           10,721           10,079
   Equipment                                                   2,285           2,185            4,525            4,126
   Occupancy                                                   1,261           1,275            2,475            2,490
   Advertising                                                 1,235             566            2,323            1,580
   Printing, postage, stationery and supplies                    569             542            1,126            1,187
   Telephone                                                     473             365              885              863
   Other                                                       3,461           2,894            6,984            5,557
                                                            --------        --------        ---------        ---------
     Total operating expenses                                 14,825          12,559           29,039           25,882
                                                            --------        --------        ---------        ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                      17,341          12,528           33,649           25,139
                                                            --------        --------        ---------        ---------
PROVISION FOR INCOME TAXES:
   Current                                                     2,964           1,951            6,455            4,537
   Deferred                                                     (977)           (620)          (1,899)          (1,160)
                                                            --------        --------        ---------        ---------
     Total provision for income taxes                          1,987           1,331            4,556            3,377
                                                            --------        --------        ---------        ---------
NET INCOME                                                  $ 15,354        $ 11,197        $  29,093        $  21,762
                                                            ========        ========        =========        =========
NET INCOME ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                            $ 12,901        $  9,748        $  25,190        $  18,863
                                                            ========        ========        =========        =========

BASIC AND DILUTED EARNINGS PER
    COMMON SHARE                                            $   0.31        $   0.23        $    0.61        $    0.45
                                                            ========        ========        =========        =========

See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     AND OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     2001             2000
                                                                                   ---------        ---------
Changes in Stockholders' Equity:
     Preferred stock:
          Balance at beginning of period                                           $   3,220        $   3,220
          Issuance of preferred stock                                                  2,208               --
                                                                                   ---------        ---------
          Balance at end of period                                                     5,428            3,220
                                                                                   ---------        ---------
     Common stock:
          Balance at beginning of period                                              41,502           42,000
          Purchase and retirement of common stock                                         --             (440)
                                                                                   ---------        ---------
          Balance at end of period                                                    41,502           41,560
                                                                                   ---------        ---------
          Balance at beginning of period                                              95,313           99,596
          Issuance of preferred stock                                                 50,895               --
          Purchase and retirement of common stock                                         --           (3,757)
                                                                                   ---------        ---------
          Balance at end of period                                                   146,208           95,839
                                                                                   ---------        ---------
     Reserve fund:
          Balance at beginning of period                                              17,302           12,843
          Transfer from undivided profits                                              2,909            2,176
                                                                                   ---------        ---------
          Balance at end of period                                                    20,211           15,019
                                                                                   ---------        ---------
     Undivided profits:
          Balance at beginning of period                                              93,241           67,218
          Net income                                                                  29,093           21,762
          Cash dividends on common stock                                              (5,188)          (4,156)
          Cash dividends on preferred stock                                           (3,902)          (2,899)
          Transfer to reserve fund                                                    (2,909)          (2,176)
                                                                                   ---------        ---------
          Balance at end of period                                                   110,335           79,749
                                                                                   ---------        ---------
     Accumulated other comprehensive income:
          Balance at beginning of period                                                  40           (1,058)
          Cumulative effect of change in accounting
          for derivative instruments                                                     135               --
          Other comprehensive income (loss)                                           (1,933)             393
                                                                                   ---------        ---------
          Balance at end of period                                                    (1,758)            (665)
                                                                                   ---------        ---------

TOTAL STOCKHOLDERS' EQUITY                                                         $ 321,926        $ 234,722
                                                                                   =========        =========
COMPREHENSIVE INCOME:
          Net income                                                               $  29,093        $  21,762
                                                                                   ---------        ---------
          Other comprehensive income (loss), net of income tax:
            Unrealized net gains (losses) on securities available
              for sale:
               Arising during the period                                                (636)             (29)
               Reclassification adjustment for losses included in net income             338              442
                                                                                   ---------        ---------
                                                                                        (298)             393
                                                                                   ---------        ---------

            Cash flow hedges:
              Adoption of SFAS 133                                                       135               --
              Unrealized net derivative losses arising during the period              (1,635)              --
                                                                                   ---------        ---------
                                                                                      (1,500)              --
                                                                                   ---------        ---------
             Net change in other comprehensive income (loss), net income tax          (1,798)             393
                                                                                   ---------        ---------
TOTAL COMPREHENSIVE INCOME                                                         $  27,295        $  22,155
                                                                                   =========        =========


See Notes to Consolidated Financial Statements.

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                2001               2000
                                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $    29,093        $    21,762
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision (credit) for:
        Loan losses                                                                6,000              4,000
        Deferred income tax                                                       (1,899)            (1,160)
   Depreciation and amortization on:
        Premises and equipment                                                     2,789              3,090
        Foreclosed real estate held for sale                                          30                 28
        Mortgage servicing rights                                                    218                166
   Amortization of premium (discount) on:
        Investment securities available for sale                                      (3)                 5
        Investment securities held to maturity                                    (6,627)            (6,239)
        Mortgage-backed securities held to maturity                                  (60)               (24)
        Loans                                                                        280                299
   Amortization of excess of cost over net assets acquired                            31                 31
   Amortization of deferred loan origination fees and costs                       (2,372)            (1,974)
   Net loss (gain) on sale and in valuation of:
        Investment securities available for sale                                     (13)               422
        Mortgage loans held for sale                                                  12                 26
        Foreclosed real estate held for sale                                         (55)               (57)
   Originations of mortgage loans held for sale                                  (19,038)           (22,706)
   Decrease (increase) in:
        Trading securities                                                        22,481             21,818
        Accrued interest receivable                                               (5,282)            (2,141)
        Other assets                                                             (21,379)            (3,944)
   Increase (decrease) in:
        Accrued interest on deposits and borrowings                               (2,369)             3,514
        Other liabilities                                                          7,135             (1,140)
                                                                             -----------        -----------
            Net cash provided by operating activities                              8,972             15,776
                                                                             -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest bearing deposits with banks                (3,265)               670
   Net decrease in federal funds sold and securities purchased
        under agreements to resell                                                 5,685              6,698
   Investment securities available for sale:
        Sales                                                                     98,942              3,552
        Purchases                                                               (101,148)                --
        Proceeds from principal repayment                                          8,597                700
   Investment securities held to maturity:
        Purchases                                                             (4,541,510)        (1,357,428)
        Proceeds from redemption and repayment                                 4,335,565          1,271,512
   Mortgage-backed securities held to maturity:
        Purchases                                                               (236,462)           (32,061)
        Proceeds from principal repayment                                        44, 513              7,811
Loans:
        Purchases                                                               (264,293)          (111,165)
        Other (increase) decrease                                               (114,425)            12,317
Proceeds from sales of foreclosed real estate held for sale                          136                142
Additions to premises and equipment                                               (1,888)            (4,599)
Purchase of Federal Home Loan Bank stock                                          (8,650)            (2,756)
                                                                             -----------        -----------
        Net cash used in investing activities                                   (778,203)          (204,607)
                                                                             -----------        -----------
Forward                                                                      $  (769,231)       $  (188,831)
                                                                             -----------        -----------

                                                                     (Continued)

                     W HOLDING COMPANY, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                            2001             2000
                                                                                         ---------         ---------
Forward                                                                                  $(769,231)        $(188,831)
                                                                                         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                387,225            91,877
   Net increase in securities sold under agreements to repurchase                          156,603            55,767
   Securities sold under agreements to repurchase with original maturities over three months:
          Proceeds                                                                         220,500           694,487
          Payments                                                                         (32,350)         (698,397)
   Proceed from Advances from Federal Home Loan Bank                                            --            50,000
   Net increase (decrease) in advances from borrowers for taxes
      and insurance                                                                            420               (17)
   Repurchase of common stock for retirement                                                    --            (4,196)
   Dividends paid                                                                           (8,742)           (9,723)
   Proceed from issuance of preferred stocks                                                53,103                --
                                                                                         ---------         ---------
      Net cash provided by financing activities                                            776,759           179,798
                                                                                         ---------         ---------
NET CHANGE IN CASH AND DUE FROM BANKS                                                        7,528            (9,033)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                45,936            55,672
                                                                                         ---------         ---------
CASH AND DUE FROM BANKS, END OF PERIOD                                                   $  53,464         $  46,639
                                                                                         =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest on deposits and other borrowings                                          $ 113,713         $  82,239
      Income taxes                                                                           2,000             8,400
   Noncash activities:
     Accrued dividends payable                                                               1,281               936
     Net increase in other comprehensive loss                                               (1,798)             (393)
     Mortgage loans securitized and transferred to trading securities                       20,371            21,724
     Transfer from loans to foreclosed real estate held for sale                               317               484
     Mortgage loans originated to finance the sale of foreclosed real estate
       held for sale                                                                            --               185
     Capitalized mortgage servicing rights                                                     258               244
     Unpaid additions to premises and equipment                                                 66                --
     Transfer from undivided profits to reserve fund                                         2,909             2,176
   Effect in valuation of derivatives and their hedge items:
      Increase in deposits                                                                   7,936                --
      Increase in other assets                                                               8,753                --
      Increase in other liabilities                                                          3,086                --

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

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, so long as the Company and its subsidiary both meet certain regulatory standards, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards. Up to June 30, 2001, the Company had no operations other than those from its investment in Westernbank.

Westernbank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank. Westernbank offers a full array of consumer and business financial services, including banking and trust services. The Company's executive offices are located at 19 West McKinley Street, Mayaguez, Puerto Rico; its telephone number is (787) 834-8000; its internet email address is westernbank@wbpr.com; and its web page is at URL: http: //www.wbpr.com.

In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the three months and six months ended June 30, 2001 and 2000. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information, these statements do not include certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flows for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnote thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K. Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation.

2.       EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three and six months ended June 30, 2001, were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding and common stock equivalent, if applicable, during such periods (41,570,000).

Basic and diluted earnings per common share for the three and six months ended June 30, 2000, were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding and common stock equivalent, if applicable, during such periods (41,562,247 and 41,740,313 shares, respectively).

On March 30, 2001 and on April 30, 2001, the Company issued 1,920,000 shares and 288,000 shares, respectively, of its 7.60% Non-cumulative, Monthly Income Preferred Stock, 2001 Series C, with a liquidation preference of $25 per share. The preferred shares were issued at a price of $25 per share. Proceeds from issuance of preferred stock amounted to $53,103,000, net of $2,097,000 of issuance costs. The preferred stock ranks senior to the common stock as to dividends and liquidation rights. The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the 12-month period beginning March 30 of the years indicated below, plus accrued and unpaid dividends, if any, for the current period to the date of redemption:

                          YEAR                REDEMPTION PRICE
                          ----                ----------------
                          2006                      $25.50
                          2007                       25.25
                  2008 and thereafter                25.00

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

The Company's cash dividends per share declared for the first semester of 2001 and 2000, were as follows:

              RECORD DATE                           PAYABLE DATE                     AMOUNT PER SHARE
              -----------                           ------------                     ----------------
               YEAR 2001
            January 31, 2001                      February 15, 2001                      $ 0.0208
            February 28, 2001                       March 15, 2001                         0.0208
             March 31, 2001                         April 15, 2001                         0.0209
             April 30, 2001                         May 15, 2001                           0.0208
              May 31, 2001                          June 15, 2001                          0.0208
             June 30, 2001                          July 15, 2001                          0.0209
                                                                                         --------

                 Total                                                                   $ 0.1250
                                                                                         ========

               YEAR 2000

             March 31, 2000                        April 17, 2000                        $ 0.0500
             April 30, 2000                         May 15, 2000                           0.0167
              May 31, 2000                          June 15, 2000                          0.0167
             June 30, 2000                          July 15, 2000                          0.0166
                                                                                          -------

                 Total                                                                    $  0.10
                                                                                          =======

4.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

                                                                                  GROSS            GROSS
                                                               AMORTIZED        UNREALIZED       UNREALIZED            FAIR
                                                                 COST             GAINS             LOSSES             VALUE
                                                                                       (IN THOUSANDS)
JUNE 30, 2001

TRADING SECURITIES:
   Mortgage-backed securities-
     Government National Mortgage
     Association (GNMA) certificates                           $       51        $       --        $       --        $       51
                                                               ==========        ==========        ==========        ==========
AVAILABLE FOR SALE:
    Mortgage-backed securities-Collateralized
    mortgage obligations (CMO)                                 $   20,700                --        $      269        $   20,431

  Puerto Rico Government and
    agencies obligations, mature in 2031                              986        $       14                --             1,000
                                                               ----------        ----------        ----------        ----------
  Total                                                        $   21,686        $       14        $      269        $   21,431
                                                               ==========        ==========        ==========        ==========
HELD TO MATURITY:
  U.S. Government and agencies
     obligations                                               $1,442,732        $    1,297        $   21,832        $1,422,197
  Puerto Rico Government and
     agencies obligations                                          16,648               132                17            16,763
  Other investments                                               220,793               892             1,302           220,383
                                                               ----------        ----------        ----------        ----------
Total                                                           1,680,173             2,321            23,151         1,659,343
                                                               ----------        ----------        ----------        ----------
Mortgage and other asset-backed securities:
  Federal Home Loan Mortgage
    Corporation (FHLMC) certificates                               15,533               321                26            15,828
  GNMA certificates                                                20,780               524                 8            21,296
  Fannie Mae (FNMA) certificates                                   11,574               219                 4            11,789
  CMO certificates                                                263,249             1,445             1,288           263,406
  Other                                                            69,960                48             3,925            66,083
                                                               ----------        ----------        ----------        ----------

Total                                                             381,096             2,557             5,251           378,402
                                                               ----------        ----------        ----------        ----------
Total                                                          $2,061,269        $    4,878        $   28,402        $2,037,745
                                                               ==========        ==========        ==========        ==========

                                                                        GROSS          GROSS
                                                     AMORTIZED        UNREALIZED     UNREALIZED               FAIR
 DECEMBER 31, 2000                                     COST             GAINS           LOSSES                VALUE
                                                                            (IN THOUSANDS)
TRADING SECURITIES -
  Mortgage-backed securities -
    GNMA certificates                                $    2,146        $       16        $        1        $    2,161
                                                     ==========        ==========        ==========        ==========
AVAILABLE FOR SALE -
  Mortgage-backed securities -
    GNMA certificates                                $   27,735        $      194        $      123        $   27,806
                                                     ==========        ==========        ==========        ==========

HELD TO MATURITY:
  U.S. Government and agencies obligations           $1,367,417        $      707        $   35,546        $1,332,578
  Puerto Rico Government and
    agencies obligations                                 13,769               281                              14,050
  Other                                                  86,414               688             2,557            84,545
                                                     ----------        ----------        ----------        ----------
Total                                                 1,467,600             1,676            38,103         1,431,173
                                                     ----------        ----------        ----------        ----------

  Mortgage and other asset-backed securities:
    FHLMC certificates                                   16,986               225                61            17,150
    GNMA certificates                                    23,113               162                10            23,265
    FNMA certificates                                    12,705               154                11            12,848
    CMO certificates                                     66,184               423               124            66,483
    Other                                                70,099                                 754            69,345
                                                     ----------        ----------        ----------        ----------

Total                                                   189,087               964               960           189,091
                                                     ----------        ----------        ----------        ----------
Total                                                $1,656,687        $    2,640        $   39,063        $1,620,264
                                                     ==========        ==========        ==========        ==========



The amortized cost and fair value of investment securities held to maturity at June 30, 2001, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:

                                                                                AMORTIZED                  FAIR
                                                                                   COST                    VALUE
                                                                                            (IN THOUSANDS)
 Due within one year                                                       $          203,291         $         203,303
 Due after one year through five years                                                271,990                   273,409
 Due after five years through ten years                                               291,889                   290,125
 Due after ten years                                                                  913,003                   892,506
                                                                           ------------------         -----------------
 Total                                                                              1,680,173                 1,659,343
 Mortgage and other asset-backed securities                                           381,096                   378,402
                                                                           ------------------         -----------------
 Total                                                                     $        2,061,269         $       2,037,745
                                                                           ==================          ================

5.     LOANS

The loan portfolio consisted of the following:                    JUNE 30,            DECEMBER 31,
                                                                    2001                 2000
                                                                -----------           -----------
                                                                        (IN THOUSANDS)
REAL ESTATE LOANS SECURED BY
  FIRST MORTGAGES:
Commercial - collateralized by real estate                      $ 1,043,873           $   887,084
Conventional:
     One-to-four family residences                                  772,078               762,655
     Other properties                                                 2,397                 2,592
Construction and land acquisition                                    90,578                87,834
Insured or guaranteed - Federal Housing Administration
     and Veterans Administration and others                          19,773                16,701
                                                                -----------           -----------

Total                                                             1,928,699             1,756,866
                                                                -----------           -----------

Plus (less):
     Undisbursed portion of loans in process                         (6,013)               (5,963)
     Premium on loans purchased - net                                 2,383                 2,712
     Deferred loan fees - net                                        (4,481)               (4,412)
                                                                -----------           -----------

Total                                                                (8,111)               (7,663)
                                                                -----------           -----------

  Real estate loans - net                                         1,920,588             1,749,203
                                                                -----------           -----------
OTHER LOANS:
Commercial loans                                                    283,039               100,487
Loans on deposits                                                    36,275                37,108
Credit cards                                                         57,919                35,556
Consumer loans                                                      312,093               311,062
Plus (less):
     Premium on loans purchased                                       4,640                    --
     Deferred loan fees - net and unearned interest                    (423)                 (828)
                                                                -----------           -----------

  Other loans - net                                                 693,543               483,385
                                                                -----------           -----------
TOTAL LOANS                                                       2,614,131             2,232,588
ALLOWANCE FOR LOAN LOSSES                                           (35,979)              (28,928)
                                                                -----------           -----------

LOANS - NET                                                     $ 2,578,152           $ 2,203,660
                                                                ===========           ===========

The total investment in impaired commercial and constructions loans at June 30, 2001 and December 31, 2000, was $17,717,000 and $12,874,000, respectively. All impaired commercial and constructions loans were measured based on the fair value of collateral at June 30, 2001 and December 31, 2000. Impaired commercial and construction loans amounting to $8,775,000 and $8,040,000 at June 30, 2001 and December 31, 2000, respectively, were covered by a valuation allowance of $2,373,000 and $1,157,000, respectively. Impaired commercial and construction loans amounting to $8,942,000 at June 30, 2001 and $4,834,000 at December 31, 2000, did not require a valuation allowance in accordance with Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. The average investment in impaired commercial and construction loans during the six-month period ended June 30, 2001 and 2000 amounted to $12,672,000 and $13,055,000, respectively. The Company's policy is to recognize interest income related to impaired loans on a cash basis, when they are over 90 days in arrears on payments of principal or interest. Interest in impaired commercial and construction loans collected and recognized as income for the periods ended June 30, 2001 and 2000, amounted to $555,000 and $451,000, respectively.

6.       PLEDGED ASSETS

At June 30, 2001, residential mortgage loans, investments securities and certificates of deposit amounting to $232,472,000, $1,725,507,000, and $1,500,000, respectively, were pledged to secure public fund and individual retirement account deposits, securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, term notes and interest rate swap agreements.

7.       DEPOSITS

A comparative summary of deposits as of June 30, 2001 and December 31, 2000, follows:

                                                                     2001                  2000
                                                                          (IN THOUSANDS)
Noninterest bearing accounts                                    $   106,333           $   120,559
Passbook                                                            430,647               416,684
NOW accounts                                                         93,793                92,737
Super NOW accounts                                                   17,016                18,284
Money market                                                          5,760                 6,360
Certificates of deposit                                           2,338,855             1,950,598
                                                                -----------           -----------
Total                                                             2,992,404             2,605,222
Accrued interest payable                                             31,827                31,473
                                                                -----------           -----------
Total                                                           $ 3,024,231           $ 2,636,695
                                                                ===========           ===========

8.       INCOME TAXES

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

Deferred income tax assets (liabilities) as of June 30, 2001 and December 31, 2000, consisted of the following:


                                                                     2001             2000
                                                                          (IN THOUSANDS)
Allowance for loan losses                                       $    12,904           $    11,282
Allowance for foreclosed real estate held for sale                       75                    75
Mortgage servicing rights                                              (829)                 (813)
Unrealized derivative losses, net                                       922                    --
Other temporary differences                                             (21)                  (60)
                                                                -----------           -----------
Total                                                                13,051                10,484
Less valuation allowance                                                 39                    39
                                                                -----------           -----------
Deferred income tax assets, net                                 $    13,012           $    10,445
                                                                ===========           ===========

Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are not met.

9.       FINANCIAL INSTRUMENTS

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

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedge item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time those earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedge items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings. The Company does not currently have any foreign currency hedges.

Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be carried at fair value and designated as a trading or non-hedging derivative instrument.

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

Interest-rate swap contracts used to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, mature between ten to fifteen years with an option to cancel after the first anniversary. This option is at the counterparty's call. The certificates of deposit are issued with the same option; the Company has the right to call the certificates of deposit.

In addition, the Company offers its customers certificates of deposit which contain an embedded derivative tied to the performance of Standard & Poor's 500 Composite Stock Index that must be bifurcated from the host deposit and recognized in the statement of financial condition in accordance with SFAS 133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses interest rate swap agreements with a major broker dealer company to manage its exposure to the stock market. Under the terms of the agreements, the Company will receive the average increase in the month - end value of the index in exchange for a quarterly fixed interest cost. Since the embedded derivative instrument of the certificates of deposit and the interest rate swap agreements do not qualify for hedge accounting, both derivative instruments are market to market through earnings.

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

Information pertaining to the notional amounts of the Company's derivative financial instruments as of June 30, 2001 and December 31, 2000, was as follows:

                                                                                  NOTIONAL AMOUNT
TYPE OF CONTRACT                                                                2001             2000
                                                                                     (IN THOUSANDS)
HEDGING ACTIVITIES:
  FAIR VALUE HEDGE:
    Interest rate swaps used to hedge fixed rate certificates of deposit      $508,403          $730,739

CASH FLOW HEDGE:
  Interest rate swaps used to hedge variable rate:
    Term notes                                                                  40,000            40,000
    FHLB advance                                                                    --            50,000
                                                                              --------          --------

TOTAL                                                                         $548,403          $820,739
                                                                              ========          ========

DERIVATIVES NOT DESIGNATED AS HEDGE:
         Interest rate swaps (unmatched portion)                              $ 13,382          $ 14,240
         Interest rate swaps (manage exposure
           to the stock market)                                                 26,176
         Embedded options on stock indexed deposits                             26,176
         Caps                                                                  100,000           100,000
                                                                              --------          --------
TOTAL                                                                         $165,734          $114,240
                                                                              ========          ========


At June 30, 2001, the fair value of hedge activities represented an unrealized net gain of $7.9 million, and was recorded as "Other Assets" and as increase to the hedge "Deposits" in the accompanying June 30, 2001, statement of financial condition.

At June 30, 2001, the fair value of the cash flow hedge activities represented an unrealized net loss of $2.0 million and was recorded as "Other liabilities" in the accompanying June 30, 2001 statement of financial condition. Their effect on "Other comprehensive income" was a decrease of $1.5 million, net of taxes of $500,000.

At June 30, 2001, the fair value of the derivatives not designated as hedge represented an unrealized net loss of $1,082,000 and was recorded as "Other liabilities" in the accompanying June 30, 2001 statement of financial condition. Their effect on earnings for the six-month period ended June 30, 2001, was an unrealized loss of $816,000.

A summary of the types of swaps used and their terms at June 30, 2001 and December 31, 2000, follows:


                                                                     2001                  2000
                                                                       (DOLLARS IN THOUSANDS)

Pay floating/received fixed:
  Notional amount                                               $   521,785           $   744,979
  Weighted average receive rate at period end                          6.63%                 6.76%
  Weighted average pay rate at period end                              4.13%                 6.44%
   Floating rate in percentage of three month LIBOR,
      plus a spread ranging from minus .22% to plus .25%                100%                  100%


                                                                   2001                   2000
                                                                      (DOLLARS IN THOUSANDS)
Pay fixed/receive floating:
  Notional amount                                               $    40,000           $    90,000
  Weighted average receive rate at period end                          3.99%                 5.65%
  Weighted average pay rate at period end                              4.49%                 5.32%
   Floating rate in percentage of
      three month LIBOR, minus .10%                             85% to 100%           85% to 100%


The changes in notional amount of swaps during the six months ended June 30, 2001 follows:


                                            (DOLLARS IN THOUSANDS)
Balance at December 31, 2000                     $ 834,979
New swaps                                           55,876
Called and matured swaps                          (302,894)
                                                 ---------

Ending balance                                   $ 587,961
                                                 =========

During the six months ended June 30, 2001, various counterparties of swap agreements exercised their option to cancel their swaps and immediately, the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At June 30, 2001, the interest rate swap, cap agreements, and embedded options maturities by year were as follows:



     YEAR ENDING                        SWAPS             CAP              EMBEDDED
     DECEMBER 31,                                                           OPTIONS
                                                   (IN THOUSANDS)
      2001                           $ 214,349
      2002                              40,000          $100,000
      2003                              10,295
      2005 and thereafter              323,317                            $ 26,176
                                     ---------          --------          --------

      Total                          $ 587,961          $100,000          $ 26,176
                                     =========          ========          ========



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

COMMITTED RESOURCES. At June 30, 2001 and December 31, 2000, the Company had outstanding the following contract amount of financial instruments whose amount represent credit risk:


                                                                    2001                  2000
                                                                          (IN THOUSANDS)
Commitments to extend credit:
     Fixed rates                                                $     9,916           $    10,195
     Variable rates                                                 241,922               133,141
Unused lines of credit:
     Commercial                                                      47,176                39,074
     Credit cards and other                                          67,758                57,191
Stand-by letters of credit                                            2,271                 1,180
                                                                -----------           -----------
    Total                                                       $   369,043           $   240,781
                                                                ===========           ===========


Such commitments will be funded in the normal course of business from the Company's principal sources of funds. At June 30, 2001, the Company had $1.5 billion in deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regard to such commitments.

10.      STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the "1999 Qualified Option Plan") and the 1999 Nonqualified Stock Option Plan (the "1999 Nonqualified Option Plan") for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company's common stock. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options' exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. As of June 30, 2001 and December 31, 2000 the Company had outstanding 2,370,000 and 2,295,000 options, respectively, under the 1999 Qualified Stock Option Plan. These options were granted to various executive officers and employees, which will become fully exercisable after five years following the grant date. During May 2001, the Company granted 75,000 options to two executives officers.

The Company follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Company's stock at the measurement date (the grant date) over the amount an employee must pay to acquire the stock. No compensation expense was recognized during the three and six month period ended June 30, 2001, because the price of the stock at the grant date was lower than the exercise price of the options. The compensation expense for the six-month period ended June 30, 2001, based on the Fair Value Method described in SFAS No. 123 and its effect on earnings per share was not significant.

11.      SEGMENT INFORMATION

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

                                                  AS OF AND FOR THE SIX MONTHS ENDED
                                                             JUNE 30, 2001
                                                            (IN THOUSANDS)
                                         IN PUERTO RICO         INTERNATIONAL              TOTAL
Operations data:
     Interest income                       $   131,083           $    39,684           $   170,767
     Interest expense                           91,178                19,746               110,924
                                           -----------           -----------           -----------
     Net interest income                        39,905                19,938                59,843
     Provision for loan losses                  (6,000)                   --                (6,000)
     Other income, net                           8,593                   229                 8,822
     Equity in loss of subsidiary                 (111)                   --                  (111)
     Operating expenses                        (27,513)                 (127)              (27,640)
     Provision for income taxes                 (5,200)                   --                (5,200)
                                           -----------           -----------           -----------
     Net income                            $     9,674           $    20,040           $    29,714
                                           ===========           ===========           ===========

Total assets                               $ 3,840,069           $ 1,257,863           $ 5,097,932
                                           ===========           ===========           ===========



                                                  AS OF DECEMBER 31, 2000 AND FOR THE SIX
                                                       MONTHS ENDED JUNE 30, 2000
                                                               (IN THOUSANDS)

                                          IN PUERTO RICO        INTERNATIONAL              TOTAL
Operations data:
     Interest income                       $   116,685           $    16,885           $   133,570
     Interest expense                           72,124                12,666                84,790
                                           -----------           -----------           -----------
     Net interest income                        44,561                 4,219                48,780
     Provision for loan losses                  (4,000)                   --                (4,000)
     Other income, net                           6,232                     9                 6,241
     Equity in loss of subsidiary                 (102)                   --                  (102)
     Operating expenses                        (25,683)                  (96)              (25,779)
     Provision for income taxes                 (3,378)                   --                (3,378)
                                           -----------           -----------           -----------
     Net income                            $    17,630           $     4,132           $    21,762
                                           ===========           ===========           ===========

Total assets                               $ 3,344,581           $   916,815           $ 4,261,396
                                           ===========           ===========           ===========

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    2001                  2000
                                                                          (IN THOUSANDS)
Consolidated interest income                                    $   171,849           $   133,570
                                                                ===========           ===========

Net income:
     Reportable segments                                        $    29,713           $    21,762
     All other                                                       27,997                21,660
                                                                -----------           -----------
     Total                                                           57,710                43,422
     Less eliminations                                              (28,617)              (21,660)
                                                                -----------           -----------
     Consolidated net income                                    $    29,093           $    21,762
                                                                ===========           ===========


                                                              JUNE 30, 2001        DECEMBER 31, 2000
                                                                          (IN THOUSANDS)
Total assets:
     Reportable segments                                        $ 5,097,932           $ 4,261,396
     All other                                                      567,814               253,312
                                                                -----------           -----------
     Total                                                        5,665,746             4,514,708
     Less eliminations                                             (594,611)             (253,851)
                                                                -----------           -----------
     Consolidated total assets                                  $ 5,071,135           $ 4,260,857
                                                                ===========           ===========


12.      ADOPTION OF RECENT ACCOUNTING DEVELOPMENTS

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 140 ("SFAS 140") ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS 140"). SFAS 140 replaces FASB Statement No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS 125"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 supersedes SFAS 125, although it retains most of SFAS 125's provisions without modification. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS 140 did not have an effect on the Company's consolidated financial statements.

Effective April 1, 2001, the Company adopted, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") issued No. 99-20. This document, establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on (a) all credit-sensitive mortgage and asset - backed securities and (b) certain prepayment - sensitive securities including agency interest - only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing generally accepted accounting principles did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases, interest rate adjustments. Implementation of EITF No. 99-20 did not have an effect on the Company's consolidated financial results.

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "BUSINESS COMBINATIONS" ("SFAS 141") and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company, will be January 1, 2002. The Company does not expect that SFAS 141 and SFAS 142 to have a material effect on the Company's financial position or results of operations.

13.      SUBSEQUENT EVENT

On July 1, 2001, the Company acquired a general insurance agency headquartered in Mayaguez, Puerto Rico. The new corporation is named Westernbank Insurance Corp., a wholly-own subsidiary of the Company, and operates as a general agent by offering property and casualty insurance, as well as life and disability insurance.

On August 1, 2001, the Company issued 1,558,260 shares of its 7.40% Non-cumulative, Monthly Income Preferred Stock 2001 Series D, with a Liquidation Preference of $25 per share. The preferred shares were issued at a price of $25 per share. Proceeds from issuance of preferred stock amounted to $37,729,000, net of $1,227,000 of issuance costs. The preferred stock ranks senior to the common stock as to dividends and liquidation rights. The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the 12-month period beginning August 1 of the years indicated below, plus accrued and unpaid dividends, if any, for the current period to the date of redemption:

                               YEAR                  REDEMPTION PRICE
                               ----                  ----------------
                               2006                       $25.50
                               2007                        25.25
                       2008 and thereafter                 25.00

The Series D, preferred stock issuance includes an over-allotment option to the underwriter to issue up to 233,739 additional shares.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I -- Item 2

GENERAL

W Holding Company, Inc. (the "Company") is a financial holding company offering a full range of financial services through its wholly owned subsidiary, Westernbank Puerto Rico ("Westernbank"). The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, so long as the Company and its subsidiary both meet certain regulatory standards, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards. Up to June 30, 2001, the Company had no operations other than those from its investment in Westernbank.

Westernbank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank. Westernbank offers a full array of consumer and business financial services, including banking and trust services. Westernbank operates through 35 full service branch offices located throughout Puerto Rico, primarily in the Southwestern portion of the island, and a fully functional banking site on the Internet. In addition, it operates three divisions:
Westernbank International Division, which offers, commercial banking and related services outside of Puerto Rico, Westernbank Trust Division, which offers a full array of trust services and Westernbank Business Credit, a new division created on June 15, 2001 specializing in commercial business loans secured principally by accounts receivable, inventory and equipment. SRG Net, Inc., a Puerto Rico corporation, is a wholly-owned subsidiary of Westernbank and operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of this subsidiary at June 30, 2001 and December 31, 2000, and for the three and six months ended June 30, 2001 and 2000, are not significant.

On June 15, 2001, Westernbank acquired the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union National Bank, N.A. The portfolio is being managed by the Company newly created division, Westernbank Business Credit.

On July 1, 2001, the Company acquired a general insurance agency headquartered in Mayaguez, Puerto Rico. The new corporation, Westernbank Insurance Corp., is a wholly-owned subsidiary of the Company, and operates as a general agent by offering property and casualty insurance, as well as life and disability insurance.

The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Westernbank is subject to examination and comprehensive regulation by the Puerto Rico Department of the Treasury, the Puerto Rico Commissioner of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). In addition, Westernbank is subject to the regulations of the Puerto Rico Regulatory Financial Board with respect to rates and fees charged on certain loans to individuals. Westernbank is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the twelve regional banks comprising the Federal Home Loan Bank System ("FHLB System"). Deposits with Westernbank are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), which are administered by the FDIC. Westernbank Insurance Corp. is subject to the regulations and examination of the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico.

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

The main objective of the Company's Asset and Liability Management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. As further discussed in
Section Item 3, the "Quantitative and Qualitative Disclosures About Market Risk", the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities. Therefore, management has followed a conservative practice inclined towards the preservation of capital with adequate returns. The Investment Committee, which includes the Board of Directors and senior management, is responsible for the asset-liability oversight. The Investment Department is responsible for implementing the policies established by the Investment Committee.

The policies generated and practices followed are intended to retain depositors' confidence, obtain a favorable match between the maturity of its interest-earning assets and its interest-bearing liabilities, and enhance the stockholders' investment in the Company.

The Company's 2001 growth in total assets and net income are mainly related to an increase in the portfolio of investment securities held to maturity, an increase in the commercial real estate loans - secured by first mortgages, and an increase in other commercial loans and, the continued effective management of interest rate risk and a tight control of operating expenses.

Total net income for the three and six months ended June 30, 2001, increased to $15.3 million and to $29.1 million, respectively, up 37.12% and 33.68% when compared to $11.2 million and $21.8 million for the three and six months ended June 30, 2000. Net income attributable to common stockholders for the three and six months ended June 30, 2001, increased to $12.9 million and $25.2 million, respectively, up 32.36% and 33.54% when compared to $9.7 million and $18.9 million, for the same periods in 2000. The Company's profitability ratios for the six months ended June 30, 2001, represented returns of 1.25% on assets (ROA) and 28.28% on common stockholders' equity (ROCE), compared with a ROA and a ROCE of 1.25% and 25.36%, respectively, for the same periods in 2000.

Different components that impacted the Company's performance are discussed in detail in the following pages.

FINANCIAL CONDITION

The Company had total assets of $5.07 billion as of June 30, 2001 compared to $4.26 billion as of December 31, 2000, an increase of $810.3 million or 19.02%. As of June 30, 2001, total liabilities amounted to $4.75 billion, an increase of $739.0 million or 18.43% when compared to $4.01 billion as of December 31, 2000.

INTEREST-EARNING ASSETS

Interest-earning assets amounted to $4.88 billion at June 30, 2001, an increase of $775.1 million or 18.88% when compared to $4.15 billion as of December 31, 2000.

The Company has continued its emphasis in the credit granting activity. Total loans, net of the allowance for loan losses of $36.0 million at June 30, 2001 and $28.9 million at December 31, 2000, increased from $2.20 billion, to $2.58 billion, an increase of $374.5 million or 16.99%. The portfolio of real estate loans secured by first mortgages increased from $1.76 billion as of December 31, 2000, to $1.92 billion as of June 30, 2001, an increase of $171.8 million or 9.78%. Commercial loans - collateralized by real estate increased from $887.1 million as of December 31, 2000, to $1.04 billion as of June 30, 2001, an increase of $156.8 million or 17.67%. The consumer loan portfolio (including credit cards), commercial loans (not collateralized by real estate) and other loans increased from $483.4 million as of December 31, 2000, to $693.5 million as of June 30, 2001, an increase of $210.2 million or 43.48%. The commercial loans portfolio (not collateralized with real estate) increased from $100.5 million as of December 31, 2000, to $283.0 million as of June 30, 2001, an increase of $183.0 million or 181.67%. This increase was mainly due to the acquisition of the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union National Bank, N.A. on June 15, 2001. This loan portfolio consisted of $222.0 million in gross loans outstanding and additional committed credited facilities of $103.0 million. The portfolio included $60.8 million in participations sold of which Westernbank already owned $57.0 million and $3.8 million held by a third party, for a net loan portfolio acquired of $161.2 million.

Investment securities mainly consist of United States and Puerto Rico Government and agencies obligations and mortgage and other asset-backed securities. Investments securities held to maturity increased from $1.66 billion as of December 31, 2000, to $2.06 billion as of June 30, 2001, an increase of $404.6 million or 24.42%.

Federal funds sold and securities purchased under agreements to resell ("repurchase agreements") decreased from $169.3 million as of December 31, 2000, to $163.6 million as of June 30, 2001, a decrease of $5.7 million or 3.36%. Investment securities available for sale decreased from $27.8 million as of December 31, 2000, to $21.4 million as of June 30, 2001, a decrease of $6.4 million or 22.93%.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities amounted to $4.72 billion at June 30, 2001, an increase of $732.3 million or 18.38% when compared to $3.98 billion as of December 31, 2000.

The increase as of June 30, 2001, was mainly due to an increase of $387.5 million or 14.70% in deposits and $344.8 million or 29.24% in securities sold under agreements to repurchase ("reverse repurchase agreements").

The Company offers a variety of specialized types of deposit accounts and certificates of deposit. Savings deposits increased from $416.7 million as of December 31, 2000, to $430.6 million as of June 30, 2001, an increase of $14.0 million or 3.35%. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, increased from $2.19 billion as of December 31, 2000, to $2.56 billion as of June 30, 2001, an increase of $373.2 million or 17.05%. Other deposits include brokered deposits amounting to $1.43 billion and $1.27 billion as of June 30, 2001 and December 31, 2000, respectively.

STOCKHOLDERS' EQUITY

As of June 30, 2001, total stockholders' equity amounted to $321.9 million, an increase of $71.3 million or 28.45% when compared to $250.6 million as of December 31, 2000. The increase during the six months ended June 30, 2001, was primarily due to the net income of $29.1 million and the issuance of 2001 Series C preferred stock for $53.1 million (net of cost of issuance of $2.1 million), offset by cash dividends declared on common and preferred stock totaling $9.1 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income represents the main source of earnings of the Company. As further discussed in the "Quantitative and Qualitative Disclosures of Market Risk" section, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities.

Net interest income increased $7.8 million or 32.46% for the three months ended June 30, 2001, and increased $11.7 million or 24.04% for the six months ended June 30, 2001, when compared to the corresponding 2000 periods. The increase for the three and six months ended June 30, 2001, was the result of increases in interest income from loans, investment securities and money market instruments, which was partially offset by increases in interest expense on deposits and reverse repurchase agreements.

Average interest-earning assets increased from $3.34 billion for the three months ended June 30, 2000 to $4.59 billion for the three months ended June 30, 2001, an increase of $1.25 billion or 37.26%. For the six- month period average interest-earning assets increased from $3.39 billion in 2000 to $4.44 billion in 2001, an increase of $1.10 billion or 33.06%, being the principal reason for the increase in net interest income. The rise in average interest-earning assets is mainly related to increases in average investment securities and loans, which are the higher yielding categories of interest-earning assets.

Interest income on loans increased $7.4 million or 16.71% for the three months ended June 30, 2001, and $15.4 million or 17.88% for the six months ended June 30, 2001, as compared with the corresponding periods in 2000. Average loans increased from $1.95 billion for the three months ended June 30, 2000, to $2.39 billion for the three months ended June 30, 2001, an increase of $438.7 million or 22.49%. For the six-month period the average loans increased from $1.93 billion in 2000 to $2.34 billion in 2001, an increase of $403.4 million or 20.87%. The increase was mainly due to an increase in loans average balance, primarily from a combination of purchases of mortgage and commercial loans, which includes the purchase of the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation for $161.2 million, and the Company continuous emphasis in the credit granting activity. Commercial loans-collateralized by real estate as well as other commercial loans accounted for the majority of the increase in average loans.

Interest income on investment securities increased $7.2 million or 37.92% for the three months ended June 30, 2001, and $13.7 million or 36.49% for the six months ended June 30, 2001, as compared to the corresponding periods in 2000. This increase resulted from a rise in the average balance of investment securities from $1.14 billion for the three months ended June 30, 2000, to $1.58 billion for the three months ended June 30, 2001, an increase of $442.6 million or 38.87%, and from $1.15 billion to $1.55 billion for the six month period ended June 30, 2000 and 2001, respectively, an increase of $402.7 million or 35.16%. The investment portfolio average yield decreased from 6.66% for the three months ended June 30, 2000, to 6.62% for the three months ended June 30, 2001. For the six-month period, the average yield of investments securities increased from 6.66% in 2000 to 6.73 % in 2001.

Interest income on mortgage and other asset-backed securities increased $4.9 million or 196.07% for the three months ended June 30, 2001, as compared to the corresponding period in 2000. For the six months ended June 30, 2001, interest income on mortgage and other asset-backed securities increased $8.5 million or 173.65% as compared to the same period in 2000. The average balance of mortgage and other asset- backed securities increased from $115.2 million for the three months ended June 30, 2000, to $421.0 million for the three months ended June 30, 2001, an increase of $305.8 million or 265.59%. For the six- month period, the average balance of mortgage and other asset-backed securities increased from $113.4 million in 2000 to $366.2 million in 2001, an increase of $252.8 million or 222.90%. The increase in the average balance of mortgage and asset-backed securities for the three and six months ended June 30, 2001, was partially offset by a decrease in the average yield from 8.77% to 7.11% for the three months ended June 30, 2000 and 2001, respectively, and from 8.67% to 7.38% for the six months ended June 30, 2000 and 2001, respectively.

Interest income on money market instruments increased $628,000 or 14.13% for the six months ended June 30, 2001, as compared to the corresponding period in 2000. The average balance of money market instruments increased from $146.2 million in 2000 to $191.0 million in 2001, an increase of $44.8 million or 30.64%. The increase in the average balance of money market instruments for the six months ended June 30, 2001, was partially offset by a decrease in the average yield from 6.12% to 5.33%.

The increase in the average interest-earning assets was partially offset by an increase in the average interest-bearing liabilities. Average interest bearing liabilities increased from $3.19 billion for the three months ended June 30, 2000, to $4.36 billion for the three months ended June 30, 2001, an increase of $1.17 billion or 36.52%. For the six-month period ended June 30, 2000 and 2001, average interest bearing liabilities increased from $3.19 billion to $4.22 billion, respectively, an increase of $1.04 billion or 32.47%. The increase in average interest-bearing liabilities for the three and six months ended June 30, 2001, was mainly related to an increase in the average balance of reverse repurchase agreements, followed by a significant increase in average deposits. The increase in average interest-bearing liabilities was partially offset by a decrease in the average interest rates paid on interest bearing liabilities during both periods. For the three-month period, the average interest rates paid decreased from 5.49% in 2000 to 5.11% in 2001. For the six-month period, the average interest rates paid also decreased from 5.34% in 2000 to 5.31% in 2001.

Interest expense on deposits increased $4.2 million or 14.40% for the three months ended June 30, 2001, as compared to the corresponding period in 2000. For the six months period interest expense on deposits increased from $57.8 million in 2000 to $67.3 million in 2001, an increase of $9.5 million or 16.50%. The increase for the three and six months ended June 30, 2001, was due to a rise in the average balance of deposits. The average balance of deposits increased from $2.28 billion for the three months ended June 30, 2000, to $2.74 billion for the same period in 2001, an increase of $464.0 million or 20.37%. Certificates of deposits accounted for the majority of the increase in the average balance of deposits. For the three months ended June 30, 2001, the increase in average balance of deposits was partially offset by a decrease in the average interest rates paid on deposits from 5.10% in 2000 to 4.84% in 2001. For the six-month period ended June 30, 2001, the average interest rates paid on deposits remained relatively unchanged when compared to those paid in the same period of 2000.

Interest expense on reverse repurchase agreements increased $8.3 million or 69.75% for the three months ended June 30, 2001, as compared to the corresponding period in 2000. For the six-month period ended June 30, 2001, interest expense on deposits increased from $22.2 million in 2000, to $39.5 million in 2001, an increase of $17.3 million or 77.94%. The increase was mainly due to a rise in the average balance of reverse repurchase agreements. The average balance of reverse repurchase agreements increased from $730.7 million for the three months ended June 30, 2000, to $1.45 billion for the three months ended June 30, 2001, an increase of $718.0 million or 98.26%. For the six-month period ended June 30, 2001, the average balance of reverse repurchase agreements increased from $727.0 million in 2000, to $1.38 billion in 2001, an increase of $655.6 million or 90.19%. For the three and six months ended June 30, 2001, the increase in average balance was partially offset by a decrease in the average interest rates paid on reverse repurchase agreements. For the three-month period, the average interest rates paid decreased from 6.57% in 2000, to 5.61% in 2001. For the six-month period, the average interest rates paid decreased from 6.14% in 2000 to 5.76% in 2001.

Interest expense on advances from FHLB increased $680,000 or 73.20% for the three months ended June 30, 2001, as compared to the corresponding period in 2000. For the six months ended June 30, 2001, interest expense on advances from FHLB increased $1.6 million or 83.26%, when compared to the same period in 2000. The increase for the three and six month periods ended June 30, 2001, was mainly related to an increase in the average balance of advances from FHLB. The average balance of advances from the FHLB for the six-months ended June 30, 2001, increased from $93.4 million in 2000 to $120.0 million in 2001, an increase of $26.6 million or 28.43%. For the three and six months ended June 30, 2001, the increase in the average balance was partially offset by a decrease in the average interest rates paid on advances from FHLB. For the three-month period the average interest rates paid decreased from 7.33% in 2000, to 5.38% in 2001. For the six-month period, the average interest rates paid decreased from 6.33% in 2000, to 5.83% in 2001.

Interest expense on term notes decreased $1.4 million for the three months ended June 30, 2001, as compared to the corresponding period in 2000. For the six months ended June 30, 2001, interest expense on term notes decreased from $2.9 million in 2000, to $1.1 million in 2001, a decrease of $1.8 million or 63.03%. The decrease for the three and six month periods ended June 30, 2001, was mainly due to a combination of a decrease in the average interest rates paid in term notes, as well as in the average balance of term notes. The average rate paid on term notes decreased from 4.73% for the three-month period ended June 30, 2000; to 4.47% for the three month period ended June 30, 2001. For the six months ended June 30, 2001, the average interest rates paid in term notes decreased from 4.82% in 2000, to 4.57% in 2001. The average balance of term notes for the three and six-month period ended June 30, 2001, decreased from $79.0 million to $48.0 million, a decrease of $31.0 million or 39.24%.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $1.0 million during the three months ended June 30, 2001, and $2.0 million during the six months ended June 30, 2001, as compared to the corresponding periods in 2000. The allowance for loan losses amounted to $36.0 million as of June 30, 2001, compared to $28.9 million as of December 31, 2000, an increase of $7.1 million or 24.37%. The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb possible credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and current economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

OTHER INCOME

Total other income increased $264,000 or 8.77% during the three months ended June 30, 2001, and increased $1.9 million or 31.14% during the six months ended June 30, 2001, as compared to the corresponding period in 2000. The increase was primarily the result of an increase in fees charged to checking accounts, credit cards and other loan fees and fees from other services consistent with the Company strategy of increasing its fee based and other income.

Service charges on deposit accounts and other fees increased $777,000 or 22.17% and $1.9 million or 27.14% million for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

OPERATING EXPENSES

Total operating expenses increased $2.3 million or 18.04% during the three months ended June 30, 2001, and $3.2 million or 12.20% during the six months ended June 30, 2001, as compared to the corresponding periods in 2000.

Salaries and employees' benefits, which is the largest component of total operating expenses, increased $809,000 or 17.10% during the three months ended June 30, 2001, and $642,000 or 6.37% for the six months ended June 30, 2001, as compared to the corresponding periods in 2000. Such increase was the result of the continued growth of the Company and the inception of new lines of businesses.

Equipment expenses increased $100,000 or 4.57% for the three months ended
June 30, 2001, and $399,000 or 9.67% for the six months ended June 30, 2001, as compared to the same periods in 2000. The increase was the result of continued investment in technological resources to support expansion of the Company, increases in furniture and fixtures and equipment expenses, including depreciation, as well as on property taxes.

Advertising expense increased $669,000 or 118.20% for the three months ended June 30, 2001, and $743,000 or 47.03% for the six months ended June 30, 2001, as compared to the same periods in 2000. The increase was due to promotional efforts launched in connection to the individual retirements accounts campaign as well as for the consumer loans and credit cards programs.

Other expenses increased $688,000 or 13.55% for the three months ended June 30, 2001, and $1.4 million or 13.60% for the six months ended June 30, 2001, as compared to the corresponding periods in 2000. The increase was mainly due to increases in automatic teller machine network operating costs due to the increasing number of transactions processed, municipal taxes, regulatory examination costs and other miscellaneous expenses.

PROVISION FOR INCOME TAXES

Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or a regular statutory rate up to 39%. The current provision for Puerto Rico income taxes amounted to $3.0 million and $6.5 million for the three and six months ended June 30, 2001, respectively. Deferred income taxes reflect the impact of credit carryforwards and "temporary differences" between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Activities relating to the Westernbank International division, as well as other qualifying investments and loans are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

NET INCOME

Net income increased $4.2 million or 37.13% and $7.3 million or 33.69% for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase for the three and six months ended June 30, 2001, resulted from an increase in net interest income and other income, which was partially offset by increases in total operating expenses and in the provisions for loan losses and income taxes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Companies met all capital adequacy requirements to which they are subjects.

As of December 31, 2000, Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. At June 30, 2001, there are no conditions or events that management believes have changed Westernbank's category.

The Companies' actual capital amounts and ratios as of June 30, 2001, are presented in the table below:

                                                                                            Minimum To Be
                                                                      Minimum          Well Capitalized Under
                                                                      Capital             Prompt Corrective
                                               Actual               Requirement           Action Provisions
                                         ------------------     ------------------     ----------------------
                                           Amount     Ratio       Amount     Ratio       Amount        Ratio
                                         ---------    -----     ---------    -----     ---------       ------
                                                               (Dollars in Thousands)
Total Capital to Risk Weighted Assets:
     Consolidated                        $ 357,507    11.80%    $ 242,300      8.0%          N/A        N/A
     Westernbank                           356,007    11.75%      242,300      8.0     $ 302,876         10%
Tier I Capital to Risk Weighted Assets:
     Consolidated                          321,528    10.74       119,711      4.0           N/A        N/A
     Westernbank                           320,028    10.69       119,711      4.0       179,567        6.0

Tier I Capital to Average Assets:
     Consolidated                          321,528     6.73       143,355      3.0           N/A        N/A
     Westernbank                           320,028     6.70       143,355      3.0       238,925        5.0

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

Interest rate risk can be defined as the exposure of the Company's operating results or financial position to adverse movements in market interest rates, which mainly occur when assets and liabilities reprice at different times and at different rates. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of variable rate loans to reduce the average maturity of the Company's interest-earning assets, entering into interest rate exchange agreements (swaps) to hedge variable term notes and FHLB advances, fixed callable certificates of deposit and longer term Individual Retirement Accounts (IRA Deposits) as well as entering into interest rate options (caps) contracts on its variable rate reverse repurchase agreements.

The Company is exposed to changes in the level of Net Interest Income ("NII") in a changing interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at period end remain constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the following table:

June 30, 2001:

Change in Interest Rate            Expected NII(1)             Amount Change                 % Change
-----------------------            ---------------             -------------                 --------
                                               (Dollars in thousands)
  +200 Basis Points                  $ 147,087                   $  14,846                     11.23%
   Base Scenario                       132,241                          --                        --
  -200 Basis Points                    107,042                     (25,199)                   (19.06)%

December 31, 2000:

Change in Interest Rate            Expected NII(1)             Amount Change                 % Change
-----------------------            ---------------             -------------                 --------
                                               (Dollars in thousands)
  +200 Basis Points                 $ 127,174                     $  3,596                     2.91%
   Base Scenario                      123,578                           --                        --
  -200 Basis Points                   118,217                       (5,361)                    (4.34)%

---------------
(1)      The NII figures exclude the effect of the amortization of loan fees.

The model utilized to create the information presented above makes various estimates at each level of interest rate change regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. Actual results could differ significantly from these estimates, which would result in significant differences in the calculated projected change. In addition, the limits stated above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change.

PART II -- OTHER INFORMATION

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

A -- Financial Statements Schedules

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B -- Reports on Form 8-K

On August 1, 2001, the Company filed a report on Form 8-K, reporting under Item 601 (b) (5) of Regulation S-K, 17 C.F.R. Section 229.601 (b) (5), the announcement that the Company had executed a plan to issue 7.40% of its Non-cumulative Monthly Income Preferred Stock, 2001 Series D (Liquidation Preference of $25 Per Share).

C -- Exhibits

No exhibits filed as part of this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Registrant:



                             W HOLDING COMPANY, INC.



Date:  August 14, 2001                 By   /s/  Frank C. Stipes, Esq.
                                         ---------------------------------------
                                            Frank C. Stipes, Esq.
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                            President



Date:  August 14, 2001                 By   /s/  Freddy Maldonado
                                         ---------------------------------------
                                            Freddy Maldonado,
                                            Chief Financial Officer and Vice
                                            President of Finance and Investment