Form 10-Q
period 2001-09-30
W HOLDING CO INC
filed 2001-11-14
CIK 1084887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of l934

                      For Quarter Ended September 30, 2001

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

The number of shares issued and outstanding of each of the registrant's classes of stock, as of the latest practicable date, (September 30, 2001) is:


Common Stock                                                            41,501,700
7.125% Preferred Stock 1998 Series A                                     1,219,000
7.25% Preferred Stock 1999 Series B                                      2,001,000
7.60% Preferred Stock 2001 Series C                                      2,208,000
7.40% Preferred Stock 2001 Series D                                      1,791,999

                    W HOLDING COMPANY, INC. AND SUBSIDIARIES

                                    CONTENTS


                                                                                                        Page


PART I   FINANCIAL INFORMATION:


         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of September 30, 2001 and
                    December 31, 2000                                                                    1

                  Consolidated Statements of Income for the Three and Nine Months Ended
                    September 30, 2001 and 2000                                                          2

                  Consolidated Statements of Changes in Stockholders' Equity and of Comprehensive
                    Income for the Nine Months Ended September 30, 2001 and 2000                         3

                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                    2001 and 2000                                                                      4-5

                  Notes to Consolidated Financial Statements                                          6-23

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                              24-33
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         33-34

PART II  OTHER INFORMATION:

         Item 1.  Legal Proceedings                                                                     35
         Item 2.  Changes In Securities and Use of Proceeds                                             35
         Item 3.  Defaults Upon Senior Securities                                                       35
         Item 4.  Submission of Matters to a Vote of Security Holders                                   35
         Item 5.  Other Information                                                                     35
         Item 6.  Exhibits and Reports on Form 8-K                                                      35

SIGNATURES                                                                                              36

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                          W HOLDING COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                          (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        SEPTEMBER 30,           DECEMBER 31,
                                                                                            2001                   2000
                                                                                        -------------           -----------

ASSETS
Cash and due from banks                                                                  $    49,940             $   45,936
Money market instruments:
     Federal funds sold and securities purchased under agreements to resell                  139,508                169,309
     Interest bearing deposits with banks                                                     14,398                 11,305
Trading securities, at fair value                                                                 50                  2,161
Investment securities available for sale, at fair value                                       73,552                 27,806
Investment securities held to maturity, with a fair value of
   $2,029,514 in 2001 and $1,620,264 in 2000                                               2,023,361              1,656,687
Federal Home Loan Bank stock, at cost                                                         38,450                 29,800
Mortgage loans held for sale, at lower of cost or market                                       3,127                  4,640
Loans, net of allowance for loan losses of $38,282 in 2001
   and $28,928 in 2000                                                                     2,670,270              2,203,660
Accrued interest receivable                                                                   35,473                 46,951
Premises and equipment, net                                                                   40,254                 41,738
Other assets                                                                                  40,427                 20,864
                                                                                         -----------             ----------
     Total                                                                               $ 5,128,810             $4,260,857
                                                                                         ===========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                                 $ 2,988,345             $2,636,695
Securities sold under agreements to repurchase                                             1,560,655              1,179,073
Advances from Federal Home Loan Bank                                                         120,000                120,000
Term notes                                                                                    48,000                 48,000
Other liabilities                                                                             34,326                 26,471
                                                                                         -----------             ----------
     Total liabilities                                                                     4,751,326              4,010,239
                                                                                         -----------             ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock $1.00 par value per share (liquidation preference $25 per share); 20,000,000 shares authorized; 1,219,000 shares of 7.125%
     Non-cumulative, Convertible Preferred Stock, 1998 Series A, issued and outstanding; 2,001,000 shares of 7.25% Non-cumulative Monthly Income
     Preferred Stock, 1999 Series B, issued and outstanding; 2,208,000 shares of 7.60% Non-cumulative Monthly Income Preferred Stock, 2001 Series C, issued and outstanding and 1,791,999 shares of 7.40% Non-cumulative
     Monthly Income Preferred Stock,
     2001 Series D, issued and outstanding                                                    7,220                  3,220
Common stock - $1.00 par value per share; authorized 300,000,000
   shares; issued and outstanding 41,501,700                                                  41,502                 41,502
Paid in capital                                                                              187,654                 95,313
Retained earnings:
     Reserve fund                                                                             21,901                 17,302
     Undivided profits                                                                       119,907                 93,241
Accumulated other comprehensive income (loss), net of income
tax of $209 in 2001 and $10 in 2000                                                             (700)                    40
                                                                                         -----------             ----------
     Total stockholders' equity                                                              377,484                250,618
                                                                                         -----------             ----------
TOTAL                                                                                    $ 5,128,810             $4,260,857
                                                                                         ===========             ==========
See Notes to Consolidated Financial Statements

                    W HOLDING COMPANY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 September 30,                 September 30,
                                                             2001           2000            2001           2000
                                                           --------       --------       ---------       ---------

INTEREST INCOME:
   Loans, including loan fees                              $ 53,426       $ 47,290       $ 155,147       $ 133,582
   Investment securities                                     25,218         21,457          76,913          59,399
   Mortgage and other asset-backed securities                 6,515          3,045          19,899           7,936
   Money market instruments                                   2,362          2,815           7,412           7,261
                                                           --------       --------       ---------       ---------
     Total interest income                                   87,521         74,607         259,371         208,178
                                                           --------       --------       ---------       ---------
INTEREST EXPENSE:
   Deposits                                                  33,083         33,642         100,378          91,405
   Securities sold under agreements to repurchase            20,120         14,427          59,610          36,620
   Advances from Federal Home Loan Bank                       1,562          2,019           5,034           4,959
   Term notes                                                   536            975           1,623           2,870
                                                           --------       --------       ---------       ---------
     Total interest expense                                  55,301         51,063         166,645         135,854
                                                           --------       --------       ---------       ---------
NET INTEREST INCOME                                          32,220         23,544          92,726          72,324
PROVISION FOR LOAN LOSSES                                     3,228          2,000           9,228           6,000
                                                           --------       --------       ---------       ---------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                 28,992         21,544          83,498          66,324
                                                           --------       --------       ---------       ---------
OTHER INCOME:
   Service charges on deposit accounts and other fees         4,976          3,732          13,648          10,553
   Unrealized (loss) on derivative instruments                 (102)            --            (871)             --
   Net gain (loss) on sale and valuation of loans,
     securities and other                                       192             21             473            (559)
                                                           --------       --------       ---------       ---------
     Total other income                                       5,066          3,753          13,250           9,994
                                                           --------       --------       ---------       ---------
TOTAL NET INTEREST INCOME AND
   OTHER INCOME                                              34,058         25,297          96,748          76,318
                                                           --------       --------       ---------       ---------
OPERATING EXPENSES:
   Salaries and employees' benefits                           5,909          4,589          16,630          14,668
   Equipment                                                  2,257          2,282           6,782           6,408
   Occupancy                                                  1,287          1,216           3,763           3,706
   Advertising                                                  902            759           3,225           2,340
   Printing, postage, stationery and supplies                   568            438           1,694           1,625
   Telephone                                                    487            336           1,373           1,199
   Other                                                      3,675          1,939          10,658           7,495
                                                           --------       --------       ---------       ---------
     Total operating expenses                                15,085         11,559          44,125          37,441
                                                           --------       --------       ---------       ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                     18,973         13,738          52,623          38,877
                                                           --------       --------       ---------       ---------
PROVISION FOR INCOME TAXES:
   Current                                                    2,490          2,266           8,945           6,803
   Deferred                                                    (411)          (280)         (2,309)         (1,440)
                                                           --------       --------       ---------       ---------
     Total provision for income taxes                         2,079          1,986           6,636           5,363
                                                           --------       --------       ---------       ---------
NET INCOME                                                 $ 16,894       $ 11,752       $  45,987       $  33,514
                                                           ========       ========       =========       =========
NET INCOME ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                           $ 13,856       $ 10,303       $  39,046       $  29,166
                                                           ========       ========       =========       =========
BASIC AND DILUTED EARNINGS PER
   COMMON SHARE                                            $   0.33       $   0.25       $    0.94       $    0.70
                                                           ========       ========       =========       =========
See Notes to Consolidated Financial Statements

                    W HOLDING COMPANY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                               2001             2000
                                                                                             ---------         ---------

Changes in Stockholders' Equity:
     Preferred stock:
          Balance at beginning of period                                                     $   3,220         $   3,220
          Issuance of preferred stock                                                            4,000                --
                                                                                             ---------         ---------
          Balance at end of period                                                               7,220             3,220
                                                                                             ---------         ---------
     Common stock:
          Balance at beginning of period                                                        41,502            42,000
          Purchase and retirement of common stock                                                   --              (485)
                                                                                             ---------         ---------
          Balance at end of period                                                              41,502            41,515
                                                                                             ---------         ---------
     Paid-in-capital:
          Balance at beginning of period                                                        95,313            99,596
          Issuance of preferred stock                                                           92,341                --
          Purchase and retirement of common stock                                                   --            (4,170)
                                                                                             ---------         ---------
          Balance at end of period                                                             187,654            95,426
                                                                                             ---------         ---------
     Reserve fund:
          Balance at beginning of period                                                        17,302            12,843
          Transfer from undivided profits                                                        4,599             3,352
                                                                                             ---------         ---------
          Balance at end of period                                                              21,901            16,195
                                                                                             ---------         ---------
     Undivided profits:
          Balance at beginning of period                                                        93,241            67,218
          Net income                                                                            45,987            33,514
          Cash dividends on common stock                                                        (7,781)           (6,231)
          Cash dividends on preferred stock                                                     (6,941)           (4,348)
          Transfer to reserve fund                                                              (4,599)           (3,352)
                                                                                             ---------         ---------
          Balance at end of period                                                             119,907            86,801
                                                                                             ---------         ---------
     Accumulated other comprehensive income:
          Balance at beginning of period                                                            40            (1,058)
          Cumulative effect of change in accounting
            for derivative instruments                                                             135                --
          Other comprehensive income (loss)                                                       (875)              641
                                                                                             ---------         ---------
          Balance at end of period                                                                (700)             (417)
                                                                                             ---------         ---------

TOTAL STOCKHOLDERS' EQUITY                                                                   $ 377,484         $ 242,740
                                                                                             =========         =========

COMPREHENSIVE INCOME:

          Net income                                                                         $  45,987         $  33,514
                                                                                             ---------         ---------
          Other comprehensive income (loss), net of income tax:
            Unrealized net gains (losses) on securities available for sale:
               Arising during the period                                                          (652)              219
               Reclassification adjustment for losses included in net income                       346               422
                                                                                             ---------         ---------
                                                                                                  (306)              641
     Cash flow hedges:
              Adoption of SFAS 133                                                                 135                --
              Unrealized net derivative losses arising during the period                          (569)               --
                                                                                             ---------         ---------
                                                                                                  (434)               --
Net change in other comprehensive income (loss), net of income tax                                (740)              641
                                                                                             ---------         ---------

TOTAL COMPREHENSIVE INCOME                                                                   $  45,247         $  34,155
                                                                                             =========         =========
See Notes to Consolidated Financial Statements

                   W HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                         2001                   2000
                                                                                     -----------             -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $    45,987             $    33,514
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision (credit) for:
        Loan losses                                                                        9,228                   6,000
        Deferred income tax                                                               (2,309)                 (1,440)
   Depreciation and amortization on:
        Premises and equipment                                                             4,324                   4,660
        Foreclosed real estate held for sale                                                  45                      43
        Mortgage servicing rights                                                            337                     253
   Amortization of premium (discount) on:
        Investment securities available for sale                                             (32)                      8
        Investment securities held to maturity                                           (10,267)                 (9,202)
        Mortgage-backed securities held to maturity                                       (1,330)                    (43)
        Loans                                                                                459                     387
   Amortization of excess of cost over net assets acquired                                   397                      47
   Amortization of deferred loan origination fees and costs                               (3,629)                 (2,995)
   Net loss (gain) on sale and in valuation of:
        Investment securities available for sale                                              99                     422
        Mortgage loans held for sale                                                        (143)                    (36)
        Foreclosed real estate held for sale                                                 (70)                    (57)
   Originations of mortgage loans held for sale                                          (30,908)                (32,491)
   Decrease (increase) in:
        Trading securities                                                                34,101                  33,304
        Accrued interest receivable                                                       11,478                    (835)
        Other assets                                                                     (16,973)                 (4,070)
   Increase (decrease) in:
        Accrued interest on deposits and borrowings                                       (8,137)                  4,372
        Other liabilities                                                                  9,043                     897
                                                                                     -----------             -----------
            Net cash provided by operating activities                                     41,700                  32,738
                                                                                     -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in interest bearing deposits with banks                                 (3,093)                 (1,194)
   Net decrease (increase) in federal funds sold and securities purchased
        under agreements to resell                                                        29,800                 (16,863)
   Investment securities available for sale:
        Sales                                                                             99,935                   3,552
        Purchases                                                                       (156,222)                     --
        Proceeds from principal repayment                                                 10,473                   1,111
   Investment securities held to maturity:
        Purchases                                                                     (6,940,348)             (1,875,772)
        Proceeds from redemption and repayment                                         6,839,947               1,522,135
   Mortgage-backed securities held to maturity:
        Purchases                                                                       (350,904)                (73,687)
        Proceeds from principal repayment                                                 96,228                  13,303
   Loans:
        Purchases                                                                       (264,293)               (186,585)
        Other (increase)                                                                (208,938)                (36,932)
   Proceeds from sales of foreclosed real estate held for sale                               294                     142
   Additions to premises and equipment                                                    (2,779)                 (9,014)
   Purchase of Federal Home Loan Bank stock                                               (8,650)                (10,584)
                                                                                     -----------             -----------
        Net cash used in investing activities                                           (858,550)               (670,388)
                                                                                     -----------             -----------
Forward                                                                              $  (816,850)            $  (637,650)
                                                                                     -----------             -----------

                                                                    (Continued)

                    W HOLDING COMPANY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           2001                 2000
                                                                                        ---------             -----------

Forward                                                                                 $(816,850)            $  (637,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                               357,210                 313,355
   Net increase in securities sold under agreements to repurchase                         154,706                  29,273
   Securities sold under agreements to repurchase with original maturities over three months:
          Proceeds                                                                        289,250               1,109,488
          Payments                                                                        (62,374)               (858,396)
   Proceeds from Advances from Federal Home Loan Bank                                          --                  50,000
   Net decrease in advances from borrowers for taxes
      and insurance                                                                           (47)                   (395)
   Repurchase of common stock for retirement                                                   --                  (4,654)
   Proceeds from issuance of preferred stocks                                              96,341                      --
   Dividends paid                                                                         (14,232)                (13,249)
                                                                                        ---------             -----------
      Net cash provided by financing activities                                           820,854                 625,422
                                                                                        ---------             -----------

NET CHANGE IN CASH AND DUE FROM BANKS                                                       4,004                 (12,228)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                               45,936                  55,672
                                                                                        ---------             -----------

CASH AND DUE FROM BANKS, END OF PERIOD                                                  $  49,940             $    43,444
                                                                                        =========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest on deposits and other borrowings                                         $ 174,782             $    81,381
      Income taxes                                                                          6,000                   9,752
   Noncash activities:
     Accrued dividends payable                                                              1,424                     934
     Net decrease (increase) in other comprehensive loss                                     (740)                    641
     Mortgage loans securitized and transferred to trading securities                      32,420                  33,204
     Transfer from loans to foreclosed real estate held for sale                              576                     479
     Mortgage loans originated to finance the sale of foreclosed real estate
            held for sale                                                                      12                     185
     Capitalized mortgage servicing rights                                                    430                     389
 Unpaid additions to premises and equipment                                                    61                      --
 Transfer from undivided profits to reserve fund                                            4,599                   3,352
Effect in valuation of derivatives and their hedge items:
Increase in deposits                                                                        4,961                      --
Increase in other assets                                                                    9,376                      --
Increase in other liabilities                                                               5,822                      --

See Notes to Consolidated Financial Statements.
                                                                    (Concluded)

                    W HOLDING COMPANY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the "Company") is a financial holding company offering a full range of financial services through its wholly owned subsidiaries, Westernbank Puerto Rico ("Westernbank") and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank offers a full array of business and consumer financial services, including banking and trust services. Westernbank Insurance Corp. is a general insurance agent offering property, casualty, life and disability insurance.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards. Up to September 30, 2001, the Company had no operations other than those from its investments in Westernbank and Westernbank Insurance Corp.

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

In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. In accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, these statements do not include certain information and footnote disclosures required by GAAP for complete annual financial statements. Financial information as of December 31, 2000 has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K. Certain reclassifications have been made to prior periods' consolidated financial statements and related notes to conform with the current period presentation.

2.       EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three and nine months ended September 30, 2001, were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during such periods (41,501,700).

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

On August 1, 2001 and on August 15, 2001 the Company issued 1,558,260 shares and 233,739 shares, respectively, of its 7.40% Non-cumulative, Monthly Income Preferred Stock 2001 Series D, with a Liquidation Preference of $25 per share. The preferred shares were issued at a price of $25 per share. Proceeds from issuance of preferred stock amounted to $43,238,000, net of $1,562,000 of issuance costs. The preferred stock ranks senior to the common stock as to dividends and liquidation rights.

The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the twelve month period beginning March 30 for the 2001 Series C and August 1 for the 2001 Series D of the years indicated below, plus accrued and unpaid dividends, if any, for the current period to the date of redemption:


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

Since March 7, 2000, the Company pays it dividends on common stock on a monthly basis, on the 15th day of the next month for stockholders of record as of the last day of the previous month.

The Company's cash dividends per common share declared for the first nine months ended September 30, 2001 and 2000, were as follows:


              RECORD DATE                           PAYABLE DATE                     AMOUNT PER SHARE
               YEAR 2001

            January 31, 2001                      February 15, 2001                     $ 0.0208
           February 28, 2001                       March 15, 2001                         0.0208
             March 31, 2001                        April 15, 2001                         0.0209
             April 30, 2001                         May 15, 2001                          0.0208
              May 31, 2001                          June 15, 2001                         0.0208
             June 30, 2001                          July 15, 2001                         0.0209
             July 31, 2001                         August 15, 2001                        0.0208
            August 31, 2001                      September 15, 2001                       0.0208
           September 30, 2001                     October 15, 2001                        0.0209
                                                                                        --------

                 Total                                                                  $ 0.1875
                                                                                        ========


               YEAR 2000

             March 31, 2000                        April 17, 2000                       $ 0.0500*
             April 30, 2000                         May 15, 2000                          0.0167
              May 31, 2000                          June 15, 2000                         0.0167
             June 30, 2000                          July 15, 2000                         0.0166
             July 31, 2000                         August 14, 2000                        0.0167
            August 31, 2000                      September 15, 2000                       0.0166
           September 30, 2000                     October 15, 2000                        0.0166
                                                                                        --------

                 Total                                                                  $  0.15
                                                                                        =======


*        Amount includes three months dividend payment.

4.       INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:


                                                                         GROSS         GROSS
                                                      AMORTIZED        UNREALIZED    UNREALIZED         FAIR
                                                        COST             GAINS         LOSSES           VALUE
                                                                            (IN THOUSANDS)
September 30, 2001

TRADING SECURITIES:
   Mortgage-backed securities-
     Government National Mortgage
     Association (GNMA) certificates                  $       51        $    --        $    1        $      501
                                                      ==========        =======        ======        ==========


AVAILABLE FOR SALE:
   Mortgage-backed securities- Collateralized
     mortgage obligations (CMO)                       $   50,733        $   110        $   --        $   50,843
   Trust preferred capital notes, matures
     at different dates between February 1, 2027
     and August 1, 2028                                   23,192             --           483            22,709
                                                      ----------        -------        ------        ----------
Total                                                 $   73,925        $   110        $  483        $   73,552
                                                      ==========        =======        ======        ==========

HELD TO MATURITY:
  U.S. Government and agencies
     obligations                                      $1,419,596        $ 7,666        $2,046        $1,425,216
  Puerto Rico Government and
     agencies obligations                                 16,616            341            --            16,957
  Other investments                                      142,058          1,105           759           142,404
                                                      ----------        -------        ------        ----------

Total                                                  1,578,270          9,112         2,805         1,584,577
                                                      ----------        -------        ------        ----------

Mortgage and other asset-backed securities:
  Federal Home Loan Mortgage
    Corporation (FHLMC) certificates                      14,682            639            --            15,321
  GNMA certificates                                       19,780            660            --            20,440
  Fannie Mae (FNMA) certificates                          10,764            457            --            11,221
  CMO certificates                                       328,758          2,502           379           330,881
  Other                                                   71,107             --         4,033            67,074
                                                      ----------        -------        ------        ----------

Total                                                    445,091          4,258         4,412           444,937
                                                      ----------        -------        ------        ----------

Total                                                 $2,023,361        $13,370        $7,217        $2,029,514
                                                      ==========        =======        ======        ==========

                                                                    GROSS         GROSS
                                                   AMORTIZED      UNREALIZED    UNREALIZED        FAIR
                                                     COST           GAINS         LOSSES          VALUE
                                                                       (IN THOUSANDS)

December 31, 2000

Trading securities -
  Mortgage-backed securities -
    GNMA certificates                             $    2,146        $   16        $     1        $    2,161
                                                  ==========        ======        =======        ==========
AVAILABLE FOR SALE -
  Mortgage-backed securities -
    GNMA certificates                             $   27,735        $  194        $   123        $   27,806
                                                  ==========        ======        =======        ==========
HELD TO MATURITY:
  U.S. Government and agencies obligations        $1,367,417        $  707        $35,546        $1,332,578
  Puerto Rico Government and
    agencies obligations                              13,769           281             --            14,050
  Other                                               86,414           688          2,557            84,545
                                                  ----------        ------        -------        ----------
Total                                              1,467,600         1,676         38,103         1,431,173
                                                  ----------        ------        -------        ----------
  Mortgage and other asset-backed
    securities:
    FHLMC certificates                                16,986           225             61            17,150
    GNMA certificates                                 23,113           162             10            23,265
    FNMA certificates                                 12,705           154             11            12,848
    CMO certificates                                  66,184           423            124            66,483
    Other                                             70,099                          754            69,345
                                                  ----------        ------        -------        ----------
Total                                                189,087           964            960           189,091
                                                  ----------        ------        -------        ----------
Total                                             $1,656,687        $2,640        $39,063        $1,620,264
                                                  ==========        ======        =======        ==========


The amortized cost and fair value of investment securities at September 30, 2001, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:


                                                        AVAILABLE FOR SALE             HELD TO MATURITY
                                                    AMORTIZED          FAIR      AMORTIZED             FAIR
                                                      COST            VALUE        COST                VALUE
                                                         (IN THOUSANDS)                  (IN THOUSANDS)

Due within one year                               $    --         $    --        $  193,814      $  193,831
Due after one year through five years                  --              --           354,566         356,732
Due after five years through ten years                 --              --           286,196         289,007
Due after ten years                                23,192          22,709           743,694         745,007
                                                  -------         -------        ----------      ----------
Total                                              23,192          22,709         1,578,270       1,584,577
Mortgage and other asset-backed securities         50,733          50,843           445,091         444,937
                                                  -------         -------        ----------      ----------

Total                                             $73,925         $73,552        $2,023,361      $2,029,514
                                                  =======         =======        ==========      ==========

5.       LOANS

The loan portfolio consisted of the following:


                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                      2001                   2000
                                                                  -----------             -----------
                                                                            (IN THOUSANDS)

REAL ESTATE LOANS SECURED BY
  FIRST MORTGAGES:
Commercial - collateralized by real estate                        $ 1,048,307             $   887,084
Conventional:
     One-to-four family residences                                    743,589                 762,655
     Other properties                                                   2,677                   2,592
Construction and land acquisition                                     108,959                  87,834
Insured or guaranteed - Federal Housing Administration
     and Veterans Administration and others                            20,882                  16,701
                                                                  -----------             -----------
Total                                                               1,924,414               1,756,866
                                                                  -----------             -----------

Plus (less):
     Undisbursed portion of loans in process                           (5,772)                 (5,963)
     Premium on loans purchased - net                                   2,193                   2,712
     Deferred loan fees - net                                          (4,718)                 (4,412)
                                                                  -----------             -----------

Total                                                                  (8,297)                 (7,663)
                                                                  -----------             -----------

  Real estate loans - net                                           1,916,117               1,749,203
                                                                  -----------             -----------
OTHER LOANS:
Commercial loans                                                      377,434                 100,487
Loans on deposits                                                      35,133                  37,108
Credit cards                                                           61,838                  35,556
Consumer loans                                                        315,374                 311,062
Plus (less):
Unamortized premium on loans purchased                                  4,483                      --
Deferred loan fees - net and unearned interest                         (1,827)                   (828)
                                                                  -----------             -----------

  Other loans - net                                                   792,435                 483,385
                                                                  -----------             -----------
TOTAL LOANS                                                         2,708,552               2,232,588
ALLOWANCE FOR LOAN LOSSES                                             (38,282)                (28,928)
                                                                  -----------             -----------

LOANS - NET                                                       $ 2,670,270             $ 2,203,660
                                                                  ===========             ===========

The total investment on impaired commercial and constructions loans at September 30, 2001 and December 31, 2000, was $22,755,000 and $12,874,000,
respectively. All impaired commercial and constructions loans were measured based on the fair value of collateral at September 30, 2001 and December 31, 2000. Impaired commercial and construction loans amounting to $14,343,000 and $8,040,000 at September 30, 2001 and December 31, 2000, respectively, were covered by a valuation allowance of $2,735,000 and $1,157,000, respectively. Impaired commercial and construction loans amounting to $8,412,000 at September 30, 2001 and $4,834,000 at December 31, 2000, did not require a valuation allowance in accordance with Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. The average investment on impaired commercial and construction loans at September 30, 2001 and 2000 amounted to $16,611,000 and $11,909,000, respectively. The Company's policy is to recognize interest income related to impaired loans on a cash basis, when they are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the periods ended September 30, 2001 and 2000, amounted to $1,168,000 and $271,000, respectively.

6.       PLEDGED  ASSETS

At September 30, 2001, residential mortgage loans and investments securities amounting to $237,326,000 and $1,756,000,000, respectively, were pledged to secure public fund and individual retirement account deposits, securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, term notes and interest rate swap agreements. Pledge investment securities amounting to $1,654,000 at September 30, 2001 can be repledged.

7.       DEPOSITS

A comparative summary of deposits as of September 30, 2001 and December 31, 2000, follows:


                                                   2001                  2000
                                                         (IN THOUSANDS)

Noninterest bearing accounts                    $  116,502            $  120,559
Passbook                                           449,568               416,684
NOW accounts                                       103,362                92,737
Super NOW accounts                                  17,663                18,284
Money market                                         5,455                 6,360
Certificates of deposit                          2,269,884             1,950,598
                                                ----------            ----------
Total                                            2,962,434             2,605,222
Accrued interest payable                            25,911                31,473
                                                ----------            ----------
Total                                           $2,988,345            $2,636,695
                                                ==========            ==========

8.       INCOME TAXES

Under the Puerto Rico Internal Revenue Code (the "Code"), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company and its subsidiaries are subject to Puerto Rico regular income tax or alternative minimum tax (AMT) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

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

Deferred income tax assets (liabilities) included as part of "Other Assets" in the accompanying consolidated statements of financial condition as of September 30, 2001 and December 31, 2000, consisted of the following:

                                                           2001         2000
                                                         -------      -------
                                                            (In thousands)
Allowance for loan losses                                $13,822      $11,282
Allowance for foreclosed real estate held for sale            75           75
Mortgage servicing rights                                   (850)        (813)
Other temporary differences                                    2          (60)
                                                         -------      -------
Total                                                     13,049       10,484
Less valuation allowance                                      39           39
                                                         -------      -------
Deferred income tax assets, net                          $13,010      $10,445
                                                         =======      =======


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

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES and STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 138 ("SFAS 138"), ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge") or (c) a hedge of foreign currency exposure ("foreign currency hedge").

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

The effect of implementing these Statements on the Company's financial condition was a decrease in deposits; an increase in other liabilities and an increase in accumulated other comprehensive income (net of tax of $45,000) by $2,607,000, $2,472,000, $135,000, respectively. There was no effect on results of operations from the implementation of these Statements.

The Company enters into interest-rate swap contracts in managing its interest rate exposure. Interest-rate swap contracts generally involve the exchange of fixed and floating-rate interest-payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Interest rate swaps are the most common type of derivative contract that the Company utilizes. Situations in which the Company utilizes interest rate swaps are: a) to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, and b) to convert its variable rate - term notes and FHLB advances (liabilities) to a fixed rate. By entering into the swap, the principal amount of the hedge item would remain unchanged but the interest payment streams would change.

Interest-rate swap contracts used to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, mature between ten to fifteen years with an option to cancel after the first anniversary. This option is at the counterparty's call. The certificates of deposit are issued with the same option; the Company has the right to call the certificates of deposit.

In addition, the Company offers its customers certificates of deposit which contain an embedded derivative tied to the performance of Standard & Poor's 500 Composite Stock Index that must be bifurcated from the host deposit and recognized in the statement of financial condition in accordance with SFAS 133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses interest rate swap and option agreements with major broker dealer companies to manage its exposure to the stock market. Under the terms of the swap agreements, the Company will receive the average increase in the month - end value of the index in exchange for a quarterly fixed interest cost. Under the option agreements, the Company also will receive the average increase in the month-end value of the index but in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative instrument of the certificates of deposit and the interest rate swap and option agreements do not qualify for hedge accounting, these derivative instruments are market to market through earnings.

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

Information pertaining to the notional amounts of the Company's derivative financial instruments as of September 30, 2001 and December 31, 2000, was as follows:


                                                                                        NOTIONAL AMOUNT
TYPE OF CONTRACT                                                                    2001              2000
                                                                                         (IN THOUSANDS)

HEDGING ACTIVITIES:
FAIR VALUE HEDGE:
Interest rate swaps used to hedge fixed rate certificates of deposit             $522,412            $730,739

CASH FLOW HEDGE:
Interest rate swaps used to hedge variable rate:
 Term notes                                                                        40,000              40,000
 FHLB advances                                                                         --              50,000
                                                                                 --------            --------
TOTAL                                                                            $562,412            $820,739
                                                                                 ========            ========

DERIVATES NOT DESIGNATED AS HEDGE:
         Interest rate swaps (unmatched portion)                                 $ 12,588            $ 14,240
         Interest rate swaps (manage exposure
           to the stock market)                                                    36,329                  --
         Embedded options on stock indexed deposits                                37,194                  --
         Purchased options on stock indexed deposits (manage exposure
           to the stock market)                                                       865                  --
         Caps                                                                     100,000             100,000
                                                                                 --------            --------
TOTAL                                                                            $186,976            $114,240
                                                                                 ========            ========

At September 30, 2001, the fair value hedge derivatives activities and the hedge deposits represented an unrealized net gain and (loss), respectively of $5.0 million, and were recorded as "Other Assets" and as an increase to "Deposits", respectively, in the accompanying September 30, 2001 statement of financial condition.

At September 30, 2001, the fair value of the cash flow hedge derivatives activities represented an unrealized loss of $536,000 and was recorded as "Other Liabilities" in the accompanying September 30, 2001 statement of financial condition. Their effect on "Other comprehensive income" was a decrease of $327,000, net of taxes of $209,000.

At September 30, 2001, the fair value of the derivatives not designated as hedge represented an unrealized net loss of $871,000 and was recorded as "Other Assets" ($4,415,000) and as "Other Liabilities" ($5,286,000) in the accompanying September 30, 2001 statement of financial condition. Their tax effect for the nine-month period ended September 30, 2001 was $613,000.

A summary of the types of swaps used for fair value hedge and their unmatched portion and their terms at September 30, 2001 and December 31, 2000, follows:


                                                                          2001                 2000
                                                                            (DOLLARS IN THOUSANDS)

Pay floating/received fixed:
  Notional amount                                                      $ 535,000            $ 744,979
  Weighted average receive rate at period end                               6.29%                6.76%
  Weighted average pay rate at period end                                   3.35%                6.44%
   Floating rate in percentage of three month LIBOR,
      plus a spread ranging from minus .22% to plus .25%                     100%                 100%


                                                                      2001                       2000
                                                                           (DOLLARS IN THOUSANDS)

Pay fixed/receive floating:
  Notional amount                                                       $ 40,000              $ 90,000
  Weighted average receive rate at period end                               2.91%                 5.65%
  Weighted average pay rate at period end                                   4.49%                 5.32%
   Floating rate in percentage of
      three month LIBOR, minus .10%                                   85% to 100%           85% to 100%

The changes in notional amount of above swaps during the nine months ended September 30, 2001 follows:


                                                                                    (DOLLARS IN THOUSANDS)
Balance at December 31, 2000                                                              $ 834,979
New swaps                                                                                   290,000
Called and matured swaps                                                                   (549,979)
                                                                                          ---------

Ending balance                                                                            $ 575,000
                                                                                          =========

During the nine months ended September 30, 2001, various counterparties of swap agreements exercised their option to cancel their swaps and immediately, the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At September 30, 2001, the interest rate swap, cap agreements, embedded options and purchased options maturities by year were as follows:


           YEAR ENDING             SWAPS         CAP     EMBEDDED     PURCHASED
           DECEMBER 31,                                   OPTIONS      OPTIONS
                                                (IN THOUSANDS)
      2001                        $ 20,000
      2002                          40,000    $100,000
      2003                          35,000
      2005 and thereafter          516,329                 $ 37,194       $ 865
                                  --------    --------     --------       -----

      Total                       $611,329    $100,000     $ 37,194       $ 865
                                  ========    ========     ========       =====

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

COMMITTED RESOURCES. At September 30, 2001 and December 31, 2000, the Company had outstanding the following contract amount of financial instruments whose amount represent credit risk:


                                               2001                  2000
                                                     (IN THOUSANDS)

Commitments to extend credit:
     Fixed rates                            $ 12,230                $ 10,195
     Variable rates                          245,065                 133,141
Unused lines of credit:
     Commercial                               50,413                  39,074
     Credit cards and other                   71,605                  57,191
Stand-by letters of credit                     2,415                   1,180
                                            --------                --------
    Total                                   $381,728                $240,781
                                            ========                ========

Such commitments will be funded in the normal course of business from the Company's principal sources of funds. At September 30, 2001, the Company had $1.15 billion in deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regard to such commitments.

10.      STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the "1999 Qualified Option Plan") and the 1999 Nonqualified Stock Option Plan (the " 1999 Nonqualified Option Plan") for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company's common stock. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options' exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. As of September 30, 2001 and December 31, 2000, the Company had outstanding 2,370,000 and 2,295,000 options, respectively, under the 1999 Qualified Stock Option Plan. These options were granted to various executives' officers and employees, which will become fully exercisable after five years following the grant date. During May 2001, the Company granted 75,000 options to two executive officers.

The Company follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Company's stock at the measurement date (the grant date) over the amount an employee must pay to acquire the stock. No compensation expense was recognized in the quarter September 30, 2001, because the price of the stock at the grant date was lower than the exercise price of the options. The compensation expense for the period ended September 30, 2001, based on the Fair Value Method described in SFAS No. 123 and its effect on earnings per share was not significant.

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

                 AS OF AND FOR THE THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2001
                                 (IN THOUSANDS)


                                                            THREE-MONTH PERIOD
                                         IN PUERTO RICO        INTERNATIONAL             TOTAL

Operations data:
     Interest income                           $ 64,433                $ 19,993                $ 84,426
     Interest expense                            44,076                   9,993                  54,069
                                               --------                --------                --------
     Net interest income                         20,357                  10,000                  30,357
     Provision for loan losses                   (3,070)                     --                  (3,070)
     Other income, net                            3,485                       6                   3,491
     Equity in loss of subsidiary                   (44)                     --                     (44)
     Operating expenses                         (13,343)                    (62)                (13,405)
     Provision for income taxes                    (870)                     --                    (870)
                                               --------                --------                --------
     Net income                                $  6,515                $  9,944                $ 16,459
                                               ========                ========                ========


                                                                  NINE-MONTH PERIOD
                                            IN PUERTO RICO          INTERNATIONAL               TOTAL

Operations data:
     Interest income                         $   195,516             $    59,677             $   255,193
     Interest expense                            135,254                  29,739                 164,993
                                             -----------             -----------             -----------
     Net interest income                          60,262                  29,938                  90,200
     Provision for loan losses                    (9,070)                     --                  (9,070)
     Other income, net                            12,078                     235                  12,313
     Equity in loss of subsidiary                   (155)                     --                    (155)
     Operating expenses                          (40,856)                   (189)                (41,045)
     Provision for income taxes                   (6,070)                     --                  (6,070)
                                             -----------             -----------             -----------
     Net income                              $    16,189             $    29,984             $    46,173
                                             ===========             ===========             ===========

Total assets                                 $ 3,721,929             $ 1,350,294             $ 5,072,223
                                             ===========             ===========             ===========

                   AS OF DECEMBER 31, 2000 AND FOR THE THREE
                    AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)


                                                              THREE-MONTH PERIOD
                                           IN PUERTO RICO          INTERNATIONAL             TOTAL

Operations data:
     Interest income                           $ 62,900               $ 11,707               $ 74,607
     Interest expense                            46,477                  4,587                 51,064
                                               --------               --------               --------
     Net interest income                         16,423                  7,120                 23,543
     Provision for loan losses                   (2,000)                    --                 (2,000)
     Other income, net                            3,748                      5                  3,753
     Intersegment revenue                            --                    266                    266
     Intersegment expense                          (266)                    --                   (266)
     Equity in loss of subsidiary                   (60)                    --                    (60)
     Operating expenses                         (11,349)                   (47)               (11,396)
     Provision for income taxes                  (1,985)                    --                 (1,985)
                                               --------               --------               --------
     Net income                                $  4,511               $  7,344               $ 11,855
                                               ========               ========               ========


                                                                  NINE-MONTH PERIOD
                                            IN PUERTO RICO           INTERNATIONAL            TOTAL

Operations data:
     Interest income                         $   179,586             $  28,592             $   208,178
     Interest expense                            118,601                17,253                 135,854
                                             -----------             ---------             -----------
     Net interest income                          60,985                11,339                  72,324
     Provision for loan losses                    (6,000)                   --                  (6,000)
     Other income, net                             9,980                    14                   9,994
     Intersegment revenue                             --                   266                     266
     Intersegment expense                           (266)                   --                    (266)
     Equity in loss of subsidiary                   (162)                   --                    (162)
     Operating expenses                          (37,032)                 (143)                (37,175)
     Provision for income taxes                   (5,363)                   --                  (5,363)
                                             -----------             ---------             -----------
     Net income                              $    22,142             $  11,476             $    33,618
                                             ===========             =========             ===========

Total assets                                 $ 3,344,581             $ 916,815             $ 4,261,396
                                             ===========             =========             ===========

                                                THREE-MONTH ENDED
                                                  SEPTEMBER 30,
                                          2001                  2000
                                                  (IN THOUSANDS)

Interest Income:
     Reportable segments                $ 84,426             $ 74,607
     All other                             3,095                   --
                                        --------             --------
     Total                                87,521               74,607
     Less eliminations                        --                   --
                                        --------             --------
     Consolidated interest income       $ 87,521             $ 74,607
                                        ========             ========

Net income:
     Reportable segments                $ 15,699             $ 11,693
     All other                            17,647               11,752
                                        --------             --------
     Total                                33,346               23,445
     Less eliminations                   (16,452)             (11,693)
                                        --------             --------
     Consolidated net income            $ 16,894             $ 11,752
                                        ========             ========


                                               NINE-MONTH ENDED
                                                 SEPTEMBER 30,
                                           2001                  2000
                                               (IN THOUSANDS)

Interest income:
     Reportable segments                $ 255,193             $ 208,178
     All other                              4,178                    --
                                        ---------             ---------
     Total                                259,371               208,178
     Less eliminations                         --                    --
                                        ---------             ---------
    Consolidated interest income        $ 259,371             $ 208,178
                                        =========             =========

Net income:
     Reportable segments                $  46,172             $  33,618
     All other                             45,646                33,249
                                        ---------             ---------
     Total                                 91,818                66,867
     Less eliminations                    (45,831)              (33,353)
                                        ---------             ---------
     Consolidated net income            $  45,987             $  33,514
                                        =========             =========

                                   SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                (IN THOUSANDS)
Total assets:
     Reportable segments              $ 5,072,223           $ 4,261,396
     All other                            732,843               253,312
                                      -----------           -----------
     Total                              5,805,066             4,514,708
     Less eliminations                   (676,256)             (253,851)
                                      -----------           -----------
     Consolidated total assets        $ 5,128,810           $ 4,260,857
                                      ===========           ===========

12.      ACQUISITIONS

On July 1, 2001, the Company acquired 100% of the voting shares of a general insurance agency headquartered in Mayaguez, Puerto Rico (the "Agency") from a related party. The new corporation is a wholly-owned subsidiary of the Company, and operates as a general agent by offering property and casualty insurance, as well as life and disability insurance. This transaction was approved by the regulatory authorities.

13.      ADOPTION OF RECENT ACCOUNTING DEVELOPMENTS

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

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "BUSINESS COMBINATIONS" (`SFAS 141") and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company, will be January 1, 2002. The Company does not expect that SFAS 141 and SFAS 142 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 becomes effective January 1, 2003, and is not expected to have a material effect on the Company's consolidated financial condition.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, FOR THE DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS 144 becomes effective January 1, 2002, and is not expected to have a material effect on the Company's consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I - Item 2

GENERAL

W Holding Company, Inc. (the "Company") is a financial holding company offering a full range of financial services through its wholly owned subsidiaries, Westernbank Puerto Rico ("Westernbank") and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank offers a full array of business and consumer financial services, including banking and trust services. Westernbank Insurance Corp. is a general insurance agent offering property, casualty, life and disability insurance.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards. Up to September 30, 2001, the Company had no operations other than those from its investments in Westernbank and Westernbank Insurance Corp.

Westernbank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank. Westernbank offers a full array of consumer and business financial services, including banking and trust services. Westernbank operates through 35 full service branch offices located throughout Puerto Rico, primarily in the Southwestern portion of the island, and a fully functional banking site on the Internet. In addition, it operates three divisions:
Westernbank International Division, which offers, commercial banking and related services outside of Puerto Rico, Westernbank Trust Division, which offers a full array of trust services and Westernbank Business Credit, a new division created on June 15, 2001 specializing in commercial business loans secured principally by accounts receivable, inventory and equipment. SRG Net, Inc., a Puerto Rico corporation, is a wholly-owned subsidiary of Westernbank and operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of this subsidiary at September 30, 2001 and December 31, 2000, and for the three and nine months ended September 30, 2001 and 2000, are not significant.

On June 15, 2001, Westernbank acquired the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union National Bank, N.A. The portfolio is being managed by the Company newly created division, Westernbank Business Credit.

On July 1, 2001, the Company acquired a general insurance agency headquartered in Mayaguez, Puerto Rico. The new corporation, Westernbank Insurance Corp., and operates as a general agent by offering property and casualty insurance, as well as life and disability insurance.

The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Westernbank is subject to examination and comprehensive regulation by the Puerto Rico Department of the Treasury, the Puerto Rico Commissioner of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). In addition, Westernbank is subject to the regulations of the Puerto Rico Regulatory Financial Board with respect to rates and fees charged on certain loans to individuals. Westernbank is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the twelve regional banks comprising the Federal Home Loan Bank System ("FHLB System"). Deposits with Westernbank are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), which is administered by the FDIC. Westernbank Insurance Corp. is subject to the regulations and examination of the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico.

OVERVIEW

This financial discussion contains an analysis of the consolidated financial position and financial performance of W Holding Company, Inc. and its wholly-owned subsidiaries, Westernbank Puerto Rico and Westernbank Insurance Corp.

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

The Company's 2001 growth in total assets and net income are mainly related to an increase in the commercial real estate loans - secured by first mortgages, an increase in other commercial loans and an increase in the portfolio of investment securities held to maturity. Also the Company has continued effective management of its interest rate risk and a tight control of operating expenses.

Total net income for the three and nine months ended September 30, 2001, increased to $16.9 million and to $46.0 million, respectively, up 43.75% and 37.21% when compared to $11.8 million and $33.5 million for the three and nine months ended September 30, 2000, respectively. Net income attributable to common stockholders for the three and nine months ended September 30, 2001, increased to $13.9 million and $39.0 million, respectively, up 34.49% and 33.88% when compared to $10.3 million and $29.2 million, for the same periods in 2000, respectively. The Company's profitability ratios for the nine months ended September 30, 2001, represented returns of 1.31% on assets (ROA) and 28.36% on common stockholders' equity (ROCE), compared with a ROA and a ROCE of 1.21% and 25.45%, respectively, for the same periods in 2000.

Different components that impacted the Company's performance are discussed in detail in the following pages.

FINANCIAL CONDITION

The Company had total assets of $5.13 billion as of September 30, 2001 compared to $4.26 billion as of December 31, 2000, an increase of $868.0 million or 20.37%. As of September 30, 2001, total liabilities amounted to $4.75 billion, an increase of $741.1 million or 18.47% when compared to $4.01 billion as of December 31, 2000.

INTEREST-EARNING ASSETS

Interest-earning assets amounted to $5.01 billion at September 30, 2001, an increase of $861.4 million or 20.75% when compared to $4.15 billion as of December 31, 2000.

The Company has continued its emphasis in the credit granting activity. Total loans, net of the allowance for loan losses of $38.3 million at September 30, 2001 and $28.9 million at December 31, 2000, increased from $2.20 billion at December 31, 2000, to $2.67 billion at September 30, 2001, an increase of $466.6 million or 21.17%. The portfolio of real estate loans secured by first mortgages increased from $1.76 billion as of December 31, 2000, to $1.92 billion as of September 30, 2001, an increase of $168.0 million or 9.54%. Commercial loans - collateralized by real estate increased from $887.1 million as of December 31, 2000, to $1.05 billion as of September 30, 2001, an increase of $161.2 million or 18.17%. Total other loans, which includes consumer loan portfolio (including credit cards), commercial loans (not collateralized by real estate) increased from $483.4 million as of December 31, 2000, to $792.4 million as of September 30, 2001, an increase of $309.1 million or 63.93%. The increase in mainly attributable to the commercial loans portfolio (not collateralized with real estate) which increased from $100.5 million as of December 31, 2000, to $377.4 million as of September 30, 2001, an increase of $276.9 million or 275.60%. This increase was mainly due to the acquisition of the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union National Bank, N.A. on June 15, 2001. This loan portfolio consisted of $222.0 million in gross loans outstanding and additional committed credit facilities of $103.0 million. The portfolio included $60.8 million in participations sold of which Westernbank already owned $57.0 million and $3.8 million held by a third party, for a net loan portfolio acquired of $161.2 million.

Investment securities mainly consist of United States and Puerto Rico Government and agencies obligations and mortgage and other asset-backed securities. Investments securities held to maturity increased from $1.66 billion as of December 31, 2000, to $2.02 billion as of September 30, 2001, an increase of $366.7 million or 22.13%. This increase is primarily due to an increase of $262.6 million or 396.73% in CMO Certificates, from $66.2 million at December 31, 2000 to $328.8 million at September 30, 2001. Other investments increased $55.6 million or 64.39%, from $86.4 million as of December 31, 2000, to $142.1 million as of September 30, 2001.

Federal funds sold and securities purchased under agreements to resell ("repurchase agreements") decreased from $169.3 million as of December 31, 2000, to $139.5 million as of September 30, 2001, a decrease of $29.8 million or 17.60%. Investment securities available for sale increased from $27.8 million as of December 31, 2000, to $73.6 million as of September 30, 2001, an increase of $45.7 million or 164.52%.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities amounted to $4.72 billion at September 30, 2001, an increase of $733.2 million or 18.40% when compared to $3.98 billion as of December 31, 2000.

The increase as of September 30, 2001, was mainly due to an increase of $351.7 million or 13.34% in deposits and $381.6 million or 32.36% in securities sold under agreements to repurchase ("reverse repurchase agreements").

The Company offers a variety of specialized types of deposit accounts and certificates of deposit. Savings deposits increased from $416.7 million as of December 31, 2000, to $449.6 million as of September 30, 2001, an increase of $32.9 million or 7.89%. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, including Individual Retirement Account Deposits (IRA's), increased from $2.19 billion as of December 31, 2000, to $2.51 billion as of September 30, 2001, an increase of $324.3 million or 14.82%. Other deposits include brokered deposits amounting to $1.33 billion and $1.27 billion as of September 30, 2001 and December 31, 2000, respectively.

STOCKHOLDERS' EQUITY

As of September 30, 2001, total stockholders' equity amounted to $377.5 million, an increase of $126.9 million or 50.62% when compared to $250.6 million as of December 31, 2000. The increase during the nine months ended September 30, 2001, was primarily due to the net income of $46.0 million for the period, the issuance of 2001 Series C and D preferred stock for $96.3 million (net of cost of issuance of $3.7 million), offset by cash dividends declared on common and preferred stock totaling $14.7 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income represents the main source of earnings of the Company. As further discussed in the "Quantitative and Qualitative Disclosures of Market Risk" section, the Company uses several tools to manage the risks associated with the composition and repricing of its assets and liabilities.

Net interest income increased $5.1 million or 43.75% for the three months ended September 30, 2001, and increased $12.5 million or 37.22% for the nine months ended September 30, 2001, when compared to the corresponding 2000 periods. The increase for the three and nine months ended September 30, 2001, was the result of increases in all components of interest income, but principally from interest income from loans, investment securities and mortgage and other asset-backed securities, which was partially offset by increases in interest expense, principally on deposits and reverse repurchase agreements.

Average interest-earning assets increased from $3.55 billion for the three months ended September 30, 2000 to $4.91 billion for the three months ended September 30, 2001, an increase of $1.36 billion or 38.24%. For the nine- month period average interest-earning assets increased from $3.43 billion in 2000, to $4.60 billion in 2001, an increase of $1.17 billion or 34.11%, being the principal reason for the increase in net interest income. The rise in average interest-earning assets is mainly related to increases in average investment securities, loans and mortgage and other asset-backed securities, which are the higher yielding categories of interest-earning assets.

Interest income on loans increased $6.1 million or 12.98% for the three months ended September 30, 2001, and $21.6 million or 16.14% for the nine months ended September 30, 2001, as compared with the corresponding periods in 2000. Average loans increased from $2.0 billion for the three months ended September 30, 2000, to $2.7 billion for the three months ended September 30, 2001, an increase of $631.7 million or 31.21%. For the nine-month period the average loans increased from $1.97 billion in 2000, to $2.44 billion in 2001, an increase of $474.4 million or 24.10%. The increase was mainly due to an increase in loans average balance, primarily from a combination of purchases of mortgage and commercial loans, which includes the purchase of the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation for $161.2 million, and the Company continuous emphasis in the credit granting activity. Commercial loans - collateralized by real estate as well as other commercial loans accounted for the majority of the increase in average loans. The increase in loans average balance for the three and nine months ended September 30, 2001, was partially offset by a decrease in the average yield from 9.20% to 7.98% for the three months ended September 30, 2000 and 2001, respectively, and from 9.06% to 8.49% for the nine months ended September 30, 2000 and 2001, respectively.

Interest income on investment securities increased $3.8 million or 17.53% for the three months ended September 30, 2001, and $17.5 million or 29.49% for the nine months ended September 30, 2001, as compared to the corresponding periods in 2000. These increases resulted from a rise in the average balance of investment securities from $1.23 billion for the three months ended September 30, 2000, to $1.60 billion for the three months ended September 30, 2001, an increase of $366.0 million or 29.68%, and from $1.18 billion to $1.56 billion for the nine months period ended September 30, 2000 and 2001, respectively, an increase of $384.3 million or 32.56%. The investment portfolio average yield decreased from 6.84% for the three months ended September 30, 2000, to 6.25% for the three months ended September 30, 2001. For the nine-month period, the average yield of investments securities decreased from 6.71% in 2000, to 6.57% in 2001.

Interest income on mortgage and other asset-backed securities increased $3.5 million or 113.96% for the three months ended September 30, 2001, as compared to the corresponding period in 2000. For the nine months ended September 30, 2001, interest income on mortgage and other asset-backed securities increased $12.0 million or 150.74%, as compared to the same period in 2000. The average balance of mortgage and other asset-backed securities increased from $138.8 million for the three months ended September 30, 2000, to $426.8 million for the three months ended September 30, 2001, an increase of $288.0 million or 207.44%. For the nine-month period, the average balance of mortgage and other asset-backed securities increased from $126.1 million in 2000, to $386.4 million in 2001, an increase of $260.3 million or 206.34%. The increases in the average balance of mortgage and asset-backed securities for the three and nine months ended September 30, 2001, were partially offset by a decrease in the average yield from 8.73% to 6.08% for the three months ended September 30, 2000 and 2001, respectively, and from 8.53% to 6.89% for the nine months ended September 30, 2000 and 2001, respectively.

Interest income on money market instruments decreased $453,000 or 16.09% for the three months ended September 30, 2001, and increased $151,000 or 2.08% for the nine months ended September 30, 2001, as compared to the corresponding periods in 2000. For the three months ended September 30, 2001, the average balance of money market instruments increased from $156.6 million in 2000, to $229.3 million in 2001, an increase of $72.7 million or 46.40%. For the nine months ended September 30, 2001, the average balance of money market instruments increased from $153.5 million in 2000, to $203.8 million in 2001, an increase of $50.3 million or 32.81%. For the three months ended September 30, 2001, the increase in average balance was offset by a decrease in the average yield from 7.07% in 2000, to 4.09% in 2001. The increase in the average balance of money market instruments for the nine months ended September 30, 2001, was partially offset by a decrease in the average yield from 6.32% in 2000, to 4.86% in 2001.

The increase in the average interest-earning assets was partially offset by an increase in the average interest-bearing liabilities. Average interest bearing liabilities increased from $3.40 billion for the three months ended September 30, 2000, to $4.64 billion for the three months ended September 30, 2001, an increase of $1.24 billion or 36.61%. For the nine-month period ended September 30, 2000 and 2001, average interest bearing liabilities increased from $3.28 billion, to $4.36 billion, respectively, an increase of $1.09 billion or 33.16%. The increase in average interest-bearing liabilities for the three and nine months ended September 30, 2001, was mainly related to an increase in the average balance of reverse repurchase agreements, followed by a significant increase in average deposits. The increase in average interest-bearing liabilities was partially offset by a decrease in the average interest rates paid on them during both periods. For the three-month period, the average interest rates paid on interest-bearing liabilities decreased from 5.92% in 2000, to 4.73% in 2001. For the nine-month period, the average interest rates paid on interest- bearing liabilities also decreased from 5.54% in 2000, to 5.10% in 2001.

Interest expense on deposits decreased $559,000 or 1.66% for the three months ended September 30, 2001, as compared to the corresponding period in 2000. For the nine months period, interest expense on deposits increased from $91.4 million in 2000, to $100.4 million in 2001, an increase of $9.0 million or 9.81%. The increase for the nine months ended September 30, 2001, was due to a rise in the average balance of deposits. The average balance of deposits increased from $2.38 billion for the three months ended September 30, 2000, to $2.98 billion for the same period in 2001, an increase of $602.9 million or 25.32%. Certificates of deposits accounted for the majority of the increase in the average balance of deposits. For the three months ended September 30, 2001, the increase in average balance of deposits was offset by a decrease in the average interest rates paid on deposits from 5.56% in 2000, to 4.40% in 2001. For the nine-month period ended September 30, 2001, the average interest rates paid on deposits decreased from 5.24% in 2000, to 4.83% in 2001.

Interest expense on reverse repurchase agreements increased $5.69 million or 39.46% for the three months ended September 30, 2001, as compared to the corresponding period in 2000. For the nine-month period ended September 30, 2001, interest expense on reverse repurchase agreements increased from $36.6 million in 2000, to $59.6 million in 2001, an increase of $23.0 million or 62.78%. The increase was mainly due to a rise in the average balance. The average balance of reverse repurchase agreements increased from $815.5 million for the three months ended September 30, 2000, to $1.49 billion for the three months ended September 30, 2001, an increase of $671.1 million or 82.29%. For the nine-month period ended September 30, 2001, the average balance of reverse repurchase agreements increased from $764.1 million in 2000, to $1.42 billion in 2001, an increase of $653.2 million or 85.48%. For the three and nine months ended September 30, 2001, the increase in average balance of reverse repurchase agreements was partially offset by a decrease in the average interest rates paid. For the three-month period, the average interest rates paid on reverse repurchase agreements decreased from 6.96% in 2000, to 5.37% in 2001. For the nine-month period, the average interest rates paid decreased from 6.40% in 2000, to 5.62% in 2001.

Interest expense on advances from FHLB decreased $457,000 or 22.63% for the three months ended September 30, 2001, as compared to the corresponding period in 2000. For the nine months ended September 30, 2001, interest expense on advances from FHLB increased $75,000 or 1.51%, when compared to the same period in 2000. The decrease for the three-month period was due to a decrease in the average interest rates paid on advances from FHLB from 6.62% in 2000, to 5.17% in 2001. The increase for the nine-month period ended September 30, 2001, was mainly related to an increase in the average balance of advances from FHLB. The average balance of advances from the FHLB for the nine-months ended September 30, 2001, increased from $102.3 million in 2000, to $120.0 million in 2001, an increase of $17.7 million or 17.32%. For the nine months ended September 30, 2001, the increase in the average balance was partially offset by a decrease in the average interest rates paid on advances from FHLB from 6.48% in 2000, to 5.61% in 2001.

Interest expense on term notes decreased $439,000 for the three months ended September 30, 2001, as compared to the corresponding period in 2000. For the nine months ended September 30, 2001, interest expense on term notes decreased from $2.9 million in 2000, to $1.6 million in 2001, a decrease of $1.2 million or 43.44%. The decrease for the three and nine month periods ended September 30, 2001, was mainly due to a decrease in the average balance on term notes. The average rate paid on term notes decreased from 4.86% for the three-month period ended September 30, 2000, to 4.43% for the three-month period ended September 30, 2001. For the nine-months ended September 30, 2001, the average interest rates paid in term notes decreased from 4.85% in 2000, to 4.52% in 2001. The average balance of term notes for the three and nine-month period ended September 30, 2001, decreased from $79.0 million in 2000, to $48.0 million in 2001, a decrease of $31.0 million or 39.24%.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $1.2 million during the three months ended September 30, 2001, and $3.2 million during the nine months ended September 30, 2001, as compared to the corresponding periods in 2000. The allowance for loan losses amounted to $38.2 million as of September 30, 2001, compared to $28.9 million as of December 31, 2000, an increase of $9.4 million or 32.34%. The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb possible credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and current economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

OTHER INCOME

Total other income increased $1.3 million or 34.99% during the three months ended September 30, 2001, and increased $3.3 million or 32.58% during the nine months ended September 30, 2001, as compared to the corresponding periods in 2000. The increase was primarily the result of an increase in fees charged to checking accounts, credit cards and other loan fees and fees from other services consistent with the Company strategy of increasing its fee based and other income.

Service charges on deposit accounts and other fees increased $1.2 million or 33.33% and $3.1 million or 29.33% million for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

OPERATING EXPENSES

Total operating expenses increased $3.5 million or 30.50% during the three months ended September 30, 2001, and $6.7 million or 17.85% during the nine months ended September 30, 2001, as compared to the corresponding periods in 2000.

Salaries and employees' benefits, which is the largest component of total operating expenses, increased $1.3 million or 28.76% during the three months ended September 30, 2001, and $2.0 million or 13.38% for the nine months ended September 30, 2001, as compared to the corresponding periods in 2000. Such increase was the result of the continued growth of the Company and the inception of new lines of businesses.

Advertising expense increased $143,000 or 18.84% for the three months ended September 30, 2001, and $885,000 or 37.82% for the nine months ended September 30, 2001, as compared to the same periods in 2000. The increase was due to promotional efforts launched in connection to the individual retirement's accounts campaign as well as for the consumer loans and credit cards programs.

Other expenses increased $2.1 million or 33.22% for the three months ended September 30, 2001, and $3.8 million or 18.78% for the nine months ended September 30, 2001, as compared to the corresponding periods in 2000. The increase was mainly due to increases in the volume of operations, new businesses and the inception in new markets. Increases in the automatic teller machine network operating costs, all related to due to the increasing number of transactions processed and increases in the overall volume of business, municipal taxes, regulatory examination costs and other miscellaneous expenses.

PROVISION FOR INCOME TAXES

Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or a regular statutory rate up to 39%. The current provision for Puerto Rico income taxes amounted to $2.5 million and $8.9 million for the three and nine months ended September 30, 2001, respectively. Deferred income taxes reflect the impact of credit carryforwards and "temporary differences" between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Activities relating to the Westernbank International division, as well as other qualifying investments and loans are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

NET INCOME

Net income increased $5.1 million or 43.75% and $12.5 million or 37.22% for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase for the three and nine months ended September 30, 2001, resulted from an increase in net interest income and other income, which was partially offset by increases in total operating expenses and in the provisions for loan losses and income taxes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that the Companies met all capital adequacy requirements to which they are subjects.

As of December 31, 2000, Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. At September 30, 2001, there are no conditions or events that management believes have changed Westernbank's category.

The Companies' actual capital amounts and ratios as of September 30, 2001, are presented in the table below:


                                                                                                          Minimum To Be
                                                                                    Minimum           Well Capitalized Under
                                                                                    Capital             Prompt Corrective
                                                           Actual                 Requirement           Action Provisions
                                                   ----------------------    ----------------------   ----------------------
                                                     Amount         Ratio     Amount          Ratio     Amount       Ratio
                                                                              (Dollars in Thousands)

Total Capital to Risk Weighted Assets:
     Consolidated                                 $ 410,223       13.08%     $250,821         8.0%        N/A          N/A
     Westernbank                                    368,914       11.47%      257,293         8.0%    $ 321,616        10%

Tier I Capital to Risk Weighted Assets:
     Consolidated                                   371,941       12.01%      123,879         4.0%        N/A          N/A
     Westernbank                                    330,632       10.40%      127,115         4.0%      190,673         6%

Tier I Capital to Average Assets:
     Consolidated                                   371,941        7.34%      152,070         3.0%        N/A          N/A
     Westernbank                                    330,632        6.52%      152,070         3.0%      253,450         5%

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

Interest rate risk can be defined as the exposure of the Company's operating results or financial position to adverse movements in market interest rates, which mainly occur when assets and liabilities reprice at different times and at different rates. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included shortening the amortized maturity of fixed-rate loans and increasing the volume of variable rate loans to reduce the average maturity of the Company's interest-earning assets, entering into interest rate exchange agreements (swaps) to hedge variable term notes and FHLB advances, fixed callable certificates of deposit and longer term IRA's, interest rate options
(caps) contracts to hedge variable rate reverse repurchase agreements, as well as entering into purchased options to manage its exposure to the stock market.

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

September 30, 2001:


Change in Interest Rate     Expected NII (1)      Amount Change        % Change
-----------------------     ----------------      -------------        --------
                                              (Dollars in thousands)
   +200 Basis Points         $144,826              $26,415              22.30%
     Base Scenario            118,411                   --                 --
   -200 Basis Points          104,148              (14,263)            (12.05%)

December 31, 2000:

    Change in Interest Rate        Expected NII (1)       Amount Change              % Change
    -----------------------        ----------------       -------------              --------
                                                     (Dollars in thousands)
       +200 Basis Points               $127,174              $3,596                    2.91%
         Base Scenario                  123,578                 -                        -
       -200 Basis Points                118,217              (5,361)                  (4.34)%

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


Registrant:


                            W HOLDING COMPANY, INC.


Date:  November 14, 2001                  By   /s/ Frank C. Stipes, Esq.
                                              ---------------------------------
                                              Frank C. Stipes, Esq.
                                              Chairman of the Board,
                                              Chief Executive Officer and
                                              President


Date:  November 14, 2001                  By   /s/ Freddy Maldonado
                                              ---------------------------------
                                              Freddy Maldonado,
                                              Chief Financial Officer and Vice
                                              President of Finance and
                                              Investment