Form 10-K
period 2001-12-31
W HOLDING CO INC
filed 2002-03-29
CIK 1084887

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:


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

      7.60% NONCUMULATIVE, NON-CONVERTIBLE MONTHLY INCOME PREFERRED STOCK,
                                 2001 SERIES C
                           ($1.00 PAR VALUE PER SHARE)
                                (TITLE OF CLASS)

      7.40% NONCUMULATIVE, NON-CONVERTIBLE MONTHLY INCOME PREFERRED STOCK,
                                 2001 SERIES D
                           ($1.00 PAR VALUE PER SHARE)
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant: $455,280,884 based on the closing sales price of $16.55 at February 28, 2002, for 27,509,419 shares.

Number of shares of Common Stock outstanding as of February 28, 2002: 41,500,000

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         W Holding Company, Inc. (the "Company") is a financial holding company offering a full range of financial services through its wholly-owned subsidiaries, Westernbank Puerto Rico ("Westernbank" or the "Bank") and Westernbank Insurance, Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. The business of the Company is mainly conducted through Westernbank. The Bank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank, deposits in which are insured to applicable limits by the United States Federal Deposit Insurance Corporation ("FDIC"). The Bank offers a full array of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance, Corp. is a general insurance agent placing property casualty, life and disability insurance.

         In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

         The Company is the third largest, locally controlled banking company headquartered in Puerto Rico, based on total assets at December 31, 2001. The Company had total assets of $5.89 billion, loans of $2.84 billion, deposits of $3.23 billion and stockholders' equity of $387.9 million at year end 2001. The Bank operates through 35 full service branch offices located throughout Puerto Rico, primarily in the Southwestern portion of the island, and a fully functional banking site on the Internet at www.westernetbank.com.

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

         For segment information, please refer to Note 22 of the audited consolidated financial statements. The Company's financial performance is reported in two primary business segments, the operations of Westernbank in Puerto Rico and those of the Bank's division known as Westernbank International. The international division was established to offer commercial banking and related services outside of Puerto Rico. At year-end 2001, the international division reported total assets of $1.83 billion, substantially all of which were investment securities and purchased loans. As of the date of this report, the Company does not conduct significant banking business outside of Puerto Rico.

         The Company's executive office is located at 19 West McKinley Street, Mayaguez, Puerto Rico; its telephone number is (787) 834-8000.

LENDING ACTIVITIES

         GENERAL. At December 31, 2001, the Bank's net loans, including mortgage loans held for sale, amounted to $2.84 billion or 48.29% of total assets.

         The following table sets forth the composition of the Bank's loan portfolio, including mortgage loans held for sale, by type of loan at the dates indicated.

                                                                           December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   2001                  2000                 1999                  1998                 1997
                            Amount     Percent      Amount   Percent     Amount    Percent    Amount     Percent   Amount    Percent
                           ----------  -------   ----------  -------   ----------  -------   ----------  -------   --------  -------
                                                                       (Dollars in Thousands)
Residential real estate:
    Mortgage (1)           $  852,715    30.0%   $  785,853    35.5%   $  706,792    37.8%   $  407,245    29.9%   $230,416    29.4%
    Construction              117,957     4.2        80,905     3.7       101,979     5.5        69,215     5.1      24,192     3.1
Commercial, industrial
and agricultural:
    Real estate             1,115,700    39.2       887,084    40.2       677,924    36.2       518,893    38.1     234,071    29.8
    Business and others       378,696    13.3        99,483     4.5        79,343     4.3        72,235     5.3      40,001     5.1
Consumer and others           416,953    14.7       383,903    17.4       329,682    17.6       309,509    22.7     269,316    34.3
                           ----------   -----    ----------   -----    ----------   -----    ----------   -----    --------   -----
Total loans                 2,882,021   101.4%    2,237,228   101.3%    1,895,720   101.4%    1,377,097   101.1%    797,996   101.7%
Allowance for loan losses     (38,364)   (1.4)      (28,928)   (1.3)      (23,978)   (1.4)      (15,800)   (1.1)    (13,201)   (1.7)
                           ----------   -----    ----------   -----    ----------   -----    ----------   -----    --------   -----
Loans, net                 $2,843,657   100.0%   $2,208,300   100.0%   $1,871,742   100.0%   $1,361,297   100.0%   $784,795   100.0%
                           ==========   =====    ==========   =====    ==========   =====    ==========   =====    ========   =====

(1) Includes mortgage loans held for sale. At December 31, 2001, mortgage loans held for sale totaled $5.3 million.

         Residential real estate mortgage loans at December 31, 2001 are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At year end 2001, residential mortgage loans included $16.9 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

         The Bank originated $542.8 million of commercial real estate loans during 2001. At year-end, commercial real estate loans totaled $1.12 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than other loans due to the dependency on income production and future development of real estate. Commercial real estate loans are collateralized by various types of property, including warehouse, retail and other business properties.

         Consumer loans and others at December 31, 2001, includes consumer loans totaling $318.8 million (of which $167.9 million are secured by real estate), credit card loans of $63.1 million and loans secured by deposits in the Bank totaling $35.1 million.

         During 2001, the Bank securitized $11.2 million and $32.0 million of residential mortgage loans into Government National Mortgage Association and Fannie Mae participation certificates, respectively. The Bank continues to service outstanding loans which are securitized.

         The following table summarizes the contractual maturities of the Bank's total loans, excluding mortgage loans held for sale, for the periods indicated as of December 31, 2001. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

                                                                                      MATURITIES
                                                     --------------------------------------------------------------------------
                                                                  AFTER ONE YEAR TO FIVE YEARS         AFTER FIVE YEARS
                                                                -------------------------------  ------------------------------
                                      BALANCE
                                  OUTSTANDING AT     ONE YEAR        FIXED          VARIABLE          FIXED         VARIABLE
                                DECEMBER 31, 2001     OR LESS    INTEREST RATES  INTEREST RATES  INTEREST RATES  INTEREST RATES
                                -----------------    ---------   --------------  --------------  --------------  --------------
                                                                         (IN THOUSANDS)
Residential real estate:
    Mortgage .................      $   847,462      $   4,016      $   9,266      $      94      $ 416,522      $   417,564
    Construction .............          117,957         51,266             --         66,691             --               --
Commercial, industrial and
  agricultural:
    Real estate (1) ..........        1,115,700        223,311        142,432         71,701         62,835          615,421
    Business and other .......          378,696        187,181         21,219         38,298          6,365          125,633
Consumer and other ...........          416,953        122,308        124,453             --        170,192               --
                                    -----------      ---------      ---------      ---------      ---------      -----------
        Total ................      $ 2,876,768      $ 588,082      $ 297,370      $ 176,784      $ 655,914      $ 1,158,618
                                    ===========      =========      =========      =========      =========      ===========


(1) Includes foreign loans amounting to $3.9 million, secured by real estate collateral and unlimited guaranty of a Puerto Rico resident.

         As of December 31, 2001, the maximum unsecured amount which Westernbank could have loaned to one borrower and the borrower's related entities under applicable banking laws was approximately $46.6 million. The maximum loan to one borrower for secured debts at December 31, 2001 was $97.9 million. At such date, Westernbank's largest loan outstanding balance of a group of loans to one borrower aggregated $96.4 million, of which a loan amounting to $49.4 million is secured by real estate. The second largest loan outstanding balance of loans to one borrower aggregated $67.9 million, all of which are secured by real estate. At December 31, 2001, such loans were current.

         ORIGINATION, PURCHASE AND SALE OF LOANS. The Bank's loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.

         The Bank originates loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in Board of Director approved loan policies. Detailed loan applications are obtained to determine the borrower's repayment ability. Applications are verified through the use of credit reports, financial statements and other confirmations procedures. Property valuations by Board of Director approved independent appraisers are required for mortgage loans. The Bank's Credit Committee approval is required for all residential and commercial real estate loans originated up to $1.0 million, and all other commercial loans from $250,000 up to $3.0 million. Loans in excess of $1.0 million are also reviewed by the full Board of Directors, including those loans approved by the Credit Committee.

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

         The Bank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower's real property, payable in monthly installments for terms ranging from ten to forty years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgages are originated with the intent to sell.

         In addition to its residential loan originations, the Bank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. In 2001 and 2000, Westernbank purchased $256.7 million and $261.8 million, of such loans, respectively.

         The Bank originates primarily variable and adjustable rate commercial business and real estate loans. The Bank also makes real estate construction loans subject to firm permanent financing commitments. On June 15, 2001, the Bank acquired the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union National Bank, N. A. for $163.8 million. This new line of business is managed by Westernbank Business Credit Division, which specializes in commercial loans secured principally by accounts receivables, inventory and equipment.

         The Bank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by the bank there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, the Bank makes fixed-rate residential second mortgage loans.

         The Bank offers the service of VISA and Master Card. At December 31, 2001, there were approximately 28,080 outstanding accounts, with an aggregate outstanding balance of $63.1 million and unused credit card lines available of $53.5 million.

         In connection with all consumer and second mortgage loans originated, the Bank's underwriting standards include a determination of the applicants payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2001, only $4.3 million or 1.03% of the consumer loan portfolio consisted of loans more than 60 days delinquent in payment.

         Commercial loans have increased from $986.6 million as of December 31, 2000, to $1.49 billion as of December 31, 2001. As of December 31, 2001, only $10.4 million or .69% of the commercial loan portfolio consisted of loans more than 60 days delinquent in payment.

         The following table reflects the Bank's net portfolio loan origination, purchase, and sale activities for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------
                                                 2001            2000           1999           1998          1997
                                              -----------    -----------    -----------    -----------    ---------
                                                                            (IN THOUSANDS)
Beginning balance of net loans, including
  residential real estate mortgage loans
  held for sale ...........................   $ 2,208,300    $ 1,871,742    $ 1,361,297    $   784,795    $ 623,621
Residential real estate mortgage loans
  held for sale originated ................        47,446         44,389         63,812         75,660       39,506
Residential real estate mortgage loans
  held for sale securitized and transferred
  to trading and available for sale
  securities ..............................       (44,176)       (38,289)       (68,350)       (71,217)     (53,963)
Sales of residential real estate mortgage
  loans held for sale .....................        (2,148)        (3,123)            --             --           --

Residential real estate mortgage and
  construction loans originated and
  purchased ...............................       380,258        347,154        449,055        299,397      135,719
Residential real estate mortgage loans
  sold ....................................            --             --        (20,101)            --           --
Residential real estate mortgage loans
  foreclosed ..............................        (1,017)          (569)          (291)        (1,233)        (176)
Residential real estate mortgage and
  construction loans repayments(1) ........      (276,449)      (291,575)       (91,814)       (80,755)     (12,694)
Commercial loans purchased ................       163,800             --             --             --           --
Commercial loans-other net increase(1)  ...       344,029        229,300        166,139        317,056       45,777
Consumer and other-net increase(1) ........        33,050         54,221         20,173         40,193        8,179
Decrease (increase) in allowance for loan
  losses ..................................        (9,436)        (4,950)        (8,178)        (2,599)      (1,174)
                                              -----------    -----------    -----------    -----------    ---------

End Balance ...............................   $ 2,843,657    $ 2,208,300    $ 1,871,742    $ 1,361,297    $ 784,795
                                              ===========    ===========    ===========    ===========    =========
Net increase in net loans, including
  mortgage loans held for sale ............   $   635,357    $   336,558    $   510,445    $   576,502    $ 161,174
                                              ===========    ===========    ===========    ===========    =========

---------
(1)  Excludes effect of amounts charged off.

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

         Loan origination and commitment fees vary with the volume and type of loans and commitments made and sold and with competitive conditions in the residential and commercial mortgage markets. The Bank accounts for loan origination and commitment fees based on the provisions of Financial Accounting Standards Board Statement No. 91. Loan origination fees and related direct loan origination costs are deferred and amortized over the life of the related loans as a yield adjustment. Commitment fees are also deferred and amortized over the life of the related loans as a yield adjustment. If the commitment expires unexercised, the fee is taken into income.

         In accordance with requirements of Financial Accounting Standards Board Statement No. 140, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, AN AMENDMENT OF FASB STATEMENT NO. 65 ("SFAS 140"), the Bank recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. SFAS 140 also requires that the entities assess the capitalized mortgage servicing rights for impairment based on the fair value of those rights.

         NON-PERFORMING LOANS AND FORECLOSED REAL ESTATE. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower. In most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank will generally institute measures to remedy the default. If a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which the Bank may acquire the property. Thereafter, if the Bank acquires the property, such acquired property is appraised and included in the Bank's foreclosed real estate held for sale account at the fair value at the date of acquisition. Then this asset is carried at the lower of fair value less estimated costs to sell or cost until the property is sold. In the event that the property is not sold in the foreclosure sale or sold at a price insufficient to cover the payment of the loan, the debtor remains liable for the deficiency of the judgment.

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

         The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by the Bank at the dates indicated:

                                                                                AT DECEMBER 31,
                                                          ------------------------------------------------------------
                                                            2001          2000        1999        1998          1997
                                                          ---------    ---------    --------    ---------    ---------
                                                                                  (IN THOUSANDS)
Residential real estate mortgage and
  construction loans ..................................   $   2,735    $   1,817    $  1,719    $   1,183    $   1,651
Commercial, industrial and agricultural
  loans ...............................................       7,947        6,140       4,366        5,427        4,988
Consumer loans ........................................       3,431        1,733         870        1,172          967
                                                          ---------    ---------    --------    ---------    ---------
     Total non-performing loans .......................      14,113        9,690       6,955        7,782        7,606
Foreclosed real estate held for sale ..................       3,013        2,454       2,232        3,271        2,396
                                                          ---------    ---------    --------    ---------    ---------
     Total non-performing loans and
       foreclosed real estate held for sale ...........   $  17,126    $  12,144    $  9,187    $  11,053    $  10,002
                                                          =========    =========    ========    =========    =========
Interest which could have been recorded if
  the loans had not been classified as
  non-performing ......................................   $   1,123    $     979    $    514    $   1,027    $     713
                                                          =========    =========    ========    =========    =========
Interest recorded in non-performing loans .............   $   1,716    $     780    $  1,470    $     242    $     220
                                                          =========    =========    ========    =========    =========
     Total non-performing loans as a percentage
       of total loans receivable, including
       mortgage loans held for sale ...................        0.49%        0.43%       0.37%        0.57%        0.95%
                                                          =========    =========    ========    =========    =========
     Total non-performing loans and foreclosed
       real estate held for sale as a percentage
       of total assets ................................        0.29%        0.28%       0.27%        0.45%        0.64%
                                                          =========    =========    ========    =========    =========

         As of December 31, 2001, there were only three non-accrual loans with a principal balance in excess of $500,000.

         ALLOWANCE FOR LOAN LOSSES. The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology consists of several key elements, which include:

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

            Specific Allowances for Identified Problem Loans and Portfolio Segments. Specific allowances are established and maintained where management has identified significant conditions or circumstances related to a credit or portfolio segment that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Larger commercial and construction loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bank.

            In addition, the specific allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN ("SFAS 114"). This accounting standard prescribe the measurement methods, income recognition and disclosures concerning impaired loans.

            The Unallocated Allowance. An unallocated allowance is established recognizing the estimation risk associated with the formula and specific allowances. It is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the formula and specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, regulatory examination results, and findings of our internal credit examiners. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

         The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. Historical loss factors for commercial and consumer loans may be adjusted for significant factors that, in management's judgement, reflect the impact of any current condition on loss recognition. Factors which management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Bank's internal credit examiners. Loan loss factors are adjusted quarterly based upon the level of net charge offs expected by management in the next twelve months, after taking into account historical loss ratios adjusted for current trends. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

         At December 31, 2001, the Bank's allowance for loan losses was $38.4 million, consisting of $22.0 million formula allowance, $2.0 million of specific allowances and $5.3 million of unallocated allowance. As of December 31, 2001, the allowance for loan losses equals 1.33% of total loans, and 271.83% of total non-performing loans, compared with an allowance for loan losses at December 31, 2000 of $28.9 million, or 1.29% of total loans, and 298.5% of total non-performing loans.

         During 2001, there were no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

         The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

                                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------
                                                              2001         2000          1999         1998          1997
                                                           ---------     ---------     --------     ---------     ---------
                                                                                 (DOLLARS IN THOUSANDS)

Balance, beginning of year ............................    $  28,928     $  23,978     $ 15,800     $  13,201     $  12,027
                                                           ---------     ---------     --------     ---------     ---------
Loans charged off:
  Consumer loans ......................................        3,840         4,760        5,154         4,090         2,458
  Commercial, industrial and agricultural
     loans ............................................        2,970           372        1,913           134           139
  Real estate-mortgage and construction
     loans ............................................          228           231          291                           4
                                                           ---------     ---------     --------     ---------     ---------
       Total loans charged off ........................        7,038         5,363        7,358         4,224         2,601
                                                           ---------     ---------     --------     ---------     ---------
Recoveries of loans previously charged off:
  Consumer loans ......................................          996           795        1,003           601           480
  Commercial, industrial and agricultural
     loans ............................................          133           594          335            42           184
  Real estate-mortgage and construction
     loans ............................................          175           224          198           180           411
                                                           ---------     ---------     --------     ---------     ---------
       Total recoveries of loans previously
          charged off .................................        1,304         1,613        1,536           823         1,075
                                                           ---------     ---------     --------     ---------     ---------
Net loans charged off .................................        5,734         3,750        5,822         3,401         1,526
Provision for loan losses .............................       12,278         8,700       14,000         6,000         2,700
Allowance acquired on loans purchased..................        2,892            --           --            --            --
                                                           ---------     ---------     --------     ---------     ---------
Balance, end of year ..................................    $  38,364     $  28,928     $ 23,978     $  15,800     $  13,201
                                                           =========     =========     ========     =========     =========
Ratios:
  Allowance for loan losses to total loans ............         1.33%         1.29%        1.26%         1.15%         1.65%
  Provision for loan losses to net loans
     charged off ......................................       214.09%       232.00%      240.47%       176.42%       176.93%
  Recoveries of loans to loans charged off in
     previous year ....................................        24.31%        21.92%       36.36%        31.64%        40.26%
  Net loans charged off to average loans ..............         0.23%         0.19%        0.35%         0.32%         0.22%
  Allowance for loans losses to
     non-performing loans .............................       271.83%       298.53%      344.76%       203.03%       173.56%

    The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the "Loans" table on page 3.

                                                                                DECEMBER 31,
                                       ---------------------------------------------------------------------------------------------
                                             2001               2000                1999                1998                1997
                                       ----------------   ----------------   -----------------  ----------------   -----------------
                                       AMOUNT   PERCENT   AMOUNT   PERCENT    AMOUNT   PERCENT   AMOUNT  PERCENT    AMOUNT   PERCENT
                                       -------  -------   -------  -------   -------   -------  -------  -------   -------   -------
                                                                           (DOLLARS IN THOUSANDS)
Commercial, industrial and
 agricultural loans.................   $24,397    51.8%   $16,273    44.1%   $11,772    39.9%   $ 7,747    42.9%   $ 5,143    34.4%
Consumer loans .....................     8,203    14.5      7,194    17.2      5,718    17.4      5,044    22.5      3,629    33.7
Residential real estate-mortgage and
 construction-loans ................       494    33.7        526    38.7      1,743    42.7      1,043    34.6        551    31.9
Unallocated allowance...............     5,270      --      4,935      --      4,745      --      1,966      --      3,878      --
                                       -------   -----    -------   -----    -------   -----    -------   -----    -------   -----
  Total allowance for loan losses ..   $38,364   100.0%   $28,928   100.0%   $23,978   100.0%   $15,800   100.0%   $13,201   100.0%
                                       =======   =====    =======   =====    =======   =====    =======   =====    =======   =====

         Loans are classified as impaired or not impaired in accordance with SFAS 114, which was implemented in 1995. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the agreement.

         The Bank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding $500,000) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment, loans that are recorded at fair value or at the lower of cost of market are not evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.

         Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company's overall allowance for loan losses.

         The following table sets forth information regarding the investment on impaired loans:

                                                             2001          2000        1999        1998        1997
                                                           ---------    ---------    --------    --------    --------
                                                                                   (IN THOUSANDS)
Investment in impaired loans:
  Covered by a valuation allowance ....................    $  21,996    $   8,040    $  8,136    $  5,499    $  1,465
  Do not require a valuation allowance ................       20,482        4,834       4,947       4,309       4,234
                                                           ---------    ---------    --------    --------    --------
          Total .......................................    $  42,478    $  12,874    $ 13,083    $  9,808    $  5,699
                                                           =========    =========    ========    ========    ========
Valuation allowance on impaired loans .................    $   4,181    $   1,157    $  1,268    $  1,120    $    248
                                                           =========    =========    ========    ========    ========
Average investment on impaired loans ..................    $  20,293    $  11,873    $ 14,919    $  6,561    $  5,646
                                                           =========    =========    ========    ========    ========
Interest collected on impaired loans ..................    $   1,716    $     780    $  1,470    $    242    $    220
                                                           =========    =========    ========    ========    ========

         During 2001, the Bank's investment in impaired loans increased $29.6 million, from $12.9 million in 2000 to $42.5 as of December 31, 2001. This increase is principally attributed to four newly classified loans with and aggregate outstanding principal balance of $25.2 million as of December 31, 2001. The largest impaired loan with an outstanding principal balance of $9.3 million is collateralized by real estate and required no specific valuation allowance. The second largest impaired loan with an outstanding principal balance of $6.6 million was acquired as part of the purchase of the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union Bank, N.A. This loan is collateralized by equipment, inventory and accounts receivable and required a specific valuation allowance of $1.3 million at December 31, 2001, which was established in connection with the acquisition of the loan. Two other loans with outstanding principal balances of $4.7 and $4.6 million are collateralized by real estate. A specific valuation allowance of $170,000 was established for the $4.7 million loan while no specific allowance was necessary for the $4.6 million loan. As of December 31, 2001, all four loans were current in the payment of principal and interest.

INVESTMENT ACTIVITIES

         The Bank's investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to both the Investment Committee composed of members of the Board of Directors, as well as the President and Chief Executive Officer and the Chief Financial Officer.

         The Investment Department is authorized to purchase and sell federal funds, interest bearing deposits in banks, banker's acceptances of commercial banks insured by the FDIC, mortgage and other assets-backed securities, Puerto Rico and U.S. Government and agency obligations, municipal securities rated A or better by any of the nationally recognized rating agencies and commercial paper rated P-1 by Moody's Investors Service, Inc or A-1 by Standard and Poor's, a Division of the McGraw-Hill Companies, Inc. In addition, the Investment Department is responsible for the pricing and sale of deposits and reverse repurchase agreements. See "Sources of Funds-Deposits and Borrowings" and "Equity Risk Investments."

         The Bank's investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

         The following table presents the carrying value of investments as of year end for each of the years indicated:

                                                     2001          2000           1999
                                                 -----------    -----------    -----------
                                                              (IN THOUSANDS)
Held to maturity:
  US Government and agency obligations ......    $ 1,788,000    $ 1,367,417    $ 1,029,450
  Puerto Rico Government and agency obligations       22,607         13,769         16,668
  Commercial paper ..........................         59,992         34,994             --
  Corporate notes ...........................         66,460         51,420         17,165
  Mortgage and other asset-backed securities         432,716        189,087        111,249
                                                 -----------    -----------    -----------
          Total .............................      2,369,775      1,656,687      1,174,532
                                                 -----------    -----------    -----------
Available for sale:
    US Government and agency obligations ....        196,446             --             --
    Corporate notes .........................         56,080             --             --
    Mortgage-backed securities ..............         29,156         27,806         22,185
                                                 -----------    -----------    -----------
           Total ............................        281,682         27,806         22,185
                                                 -----------    -----------    -----------
Trading securities- mainly mortgage-backed
  securities ................................          4,609          2,161          1,289
                                                 -----------    -----------    -----------
Total investments ...........................    $ 2,656,066    $ 1,686,654    $ 1,198,006
                                                 ===========    ===========    ===========

At December 31, 2001, the only investment of an issuer which aggregate balance exceeded 10% of the consolidated stockholders, equity follows:

        NAME OF ISSUER                        INVESTMENT CATEGORY                CARRYING VALUE      FAIR VALUE
Constellation Energy Group, Inc.   Commercial paper - matures next business day      $ 39,993         $ 39,993

         The carrying amount of investment securities at December 31, 2001, by contractual maturity (excluding mortgage and others asset- backed securities), are shown below:

                                                           CARRYING       WEIGHTED
                                                            AMOUNT      AVERAGE YIELD
                                                          -----------   -------------
                                                                (IN THOUSANDS)
 US Government and agency obligations:
   Due within one year or less ....................       $   198,597         1.96%
   Due after one year through five years ..........         1,419,035         4.59
   Due after five years through ten years .........           254,585         5.75
   Due after ten years ............................           112,229         7.03
                                                          -----------       ------
                                                            1,984,446         4.62
                                                          -----------       ------
 Puerto Rico Government and agency obligations:
   Due within one year ............................               600         7.60
   Due after one year through five years ..........             6,000         4.88
   Due after five years through ten years .........            14,012         7.11
   Due after ten years ............................             1,995         6.15
                                                          -----------       ------
                                                               22,607         6.45
                                                          -----------       ------
 Other:
   Due within one year ............................            59,992         2.82
   Due after one year through five years ..........            45,300         4.16
   Due after ten years ............................            77,240         4.99
                                                          -----------       ------
                                                              182,532         4.07
                                                          -----------       ------
           Total ..................................         2,189,585         4.59
 Mortgage and other asset-backed securities .......           466,481         5.17
                                                          -----------       ------
           Total ..................................       $ 2,656,066         4.69%
                                                          ===========       ======

         Mortgage and other asset-backed securities at December 31, 2001, consists of:

                                                                  (IN THOUSANDS)
Trading securities:
    Government National Mortgage Association (GNMA)
         certificates .......................................       $   2,579
    Fannie Mae (FNMA) certificates ..........................           2,030
                                                                    ---------
         Total ..............................................           4,609
                                                                    ---------
 Available for sale- Collaterized Mortgage Obligation
         (CMO) certificates .................................          29,156
                                                                    ---------
Held to maturity:
    Federal Home Loan Mortgage Corporation Certificates .....          13,475
    GNMA certificates .......................................          18,500
    FNMA certificates .......................................          10,011
    CMO certificates ........................................         319,386
    Other ...................................................          71,344
                                                                    ---------
         Total held to maturity .............................         432,716
                                                                    ---------
         Total mortgage and other asset-backed
           securities .......................................       $ 466,481
                                                                    =========

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

         DEPOSITS. The Bank offers a diversified choice of deposit accounts. At December 31, 2001, the Bank had total deposits of $3.2 billion (excluding accrued interest payable), of which $465.3 million or 14.50% consisted of savings deposits, $141.4 million or 4.41% consisted of interest bearing demand deposits, $123.9 million or 3.86% consisted of noninterest bearing deposits, and $2.5 billion or 77.23% consisted of time deposits. Time deposits include $1.6 billion of brokered deposits. These accounts have historically been a stable source of funds. The Bank also offers negotiable order of withdrawal ("NOW") accounts, Super Now Accounts, special checking accounts and commercial demand accounts. At December 31, 2001, the scheduled maturities of time certificates of deposit in amounts of $100,000 or more are as follows:

                                                                (IN THOUSANDS)
3 months or less  ..........................................       $ 227,255
over 3 months through 6 months .............................          64,411
over 6 months through 12 months ............................          52,944
over 12 months .............................................          63,030
                                                                   ---------
          Total ............................................       $ 407,640
                                                                   =========

         The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

                                           2001                            2000                         1999
                                 -----------------------        -----------------------        -----------------------
                                   AVERAGE        AVERAGE         AVERAGE       AVERAGE         AVERAGE        AVERAGE
                                   AMOUNT          RATE            AMOUNT         RATE           AMOUNT          RATE
                                 -----------      -------       -----------     -------        -----------     -------
                                                                 (DOLLARS IN THOUSANDS)
Time deposits ............       $ 2,177,399        5.21%       $ 1,765,493        6.34%       $ 1,377,977        5.44%
Savings deposits .........           432,626        2.96            407,636        3.06            405,288        3.07
Interest bearing demand
  deposits ...............           100,960        3.45             97,168        3.28            105,774        2.93
Noninterest bearing demand
  deposits ...............           136,251          --            118,632          --            120,059          --
                                 -----------       -----        -----------       -----        -----------       -----
          Total ..........       $ 2,847,236        4.55%       $ 2,388,929        5.34%       $ 2,009,098        4.51%
                                 ===========       =====        ===========       =====        ===========       =====

         The increase in deposits during the last three years is mainly the result of the increase in the volume of business.

         BORROWINGS. The following table sets forth the borrowings of the Bank at the dates indicated:

                                                                      DECEMBER 31,
                                                    ---------------------------------------------
                                                       2001               2000             1999
                                                    -----------       -----------       ---------
                                                                    (IN THOUSANDS)
          Reverse repurchase agreements .....       $ 2,059,646       $ 1,179,073       $ 729,968
          Advances from FHLB ................           120,000           120,000          70,000
          Term notes ........................            43,000            48,000          79,000
                                                    -----------       -----------       ---------
                    Total ...................       $ 2,222,646       $ 1,347,073       $ 878,968
                                                    ===========       ===========       =========

         The Bank has made use of institutional reverse repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Such agreements are collateralized with investment securities. The Bank had $2.1 billion in total reverse repurchase agreements outstanding at December 31, 2001, at a weighted average rate of 4.19%. Reverse repurchase agreements outstanding as of December 31, 2001, mature as follows: $503.3 million within 30 days; $303.2 million in 2001; $164.6 million in 2005; $47.5 million in 2006; and $1.04 billion thereafter.

         Westernbank also obtains advances from FHLB of New York. As of December 31, 2001, Westernbank had $120.0 million in outstanding FHLB advances at a weighted average rate of 5.10%. Advances from FHLB mature as follows: $14.0 million in 2003; $14.0 million in 2005; $50.0 million in 2006; and $42.0 million in 2010.

         At December 31, 2001, the Bank had outstanding $43.0 million of term notes payable, consisting of variable rate notes (83% to 89% of three month LIBID rate), at a weighted average rate of 1.66%. At such date, $43.0 million mature in 2002.

         The following table presents certain information regarding the Bank's short-term borrowings for the periods indicated.

                                                                    YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                            2001              2000              1999
                                                         ----------        ----------        ---------
                                                                     (DOLLARS IN THOUSANDS)
Amount outstanding at year end ...................       $  806,548        $  170,225        $ 174,266
Monthly average outstanding balance ..............          353,003           274,669          171,914
Maximum outstanding balance at any month-end .....          806,548           472,916          276,956
Weighted average interest rate:
     For the year ................................             3.73%             6.29%            5.22%
     At year end .................................             2.18              6.65             5.86

FINANCIAL INSTRUMENTS

         DERIVATIVE FINANCIAL INSTRUMENTS. As part of the Company's asset/liability management, the Bank uses interest-rate contracts, which include interest-rate exchange agreements (swaps and options agreements), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts.

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and Statement of Financial Accounting Standards No. 138 ("SFAS 138"), ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge") or (c) a hedge of foreign currency exposure ("foreign currency hedge").

         In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time those earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings. The Company does not currently have any foreign currency hedges.

         Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated and carried at fair value and designated as a trading or non-hedging derivative instrument.

         The effect of implementing these Statements on the Company's financial condition was a decrease in deposits; an increase in other liabilities and an increase in accumulated other comprehensive income (net of tax of $45,000) by $2,607,000, $2,472,000 and $135,000, respectively. There was no effect on results of operations from the implementation of these Statements.

         In the case of interest-rate exchange agreements that qualify for hedging accounting treatment, net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payment is recorded on a current basis as an adjustment to interest income or expense on the corresponding hedged assets and liabilities.

         The Company utilizes various derivative instruments for hedging purposes and other than hedging purposes such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts in which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Company controls the credit risk of its derivative financial instruments agreements through credit approvals, limits and monitoring procedures.

         The Company enters into interest-rate swap contracts in managing its interest rate exposure. Interest-rate swap contracts generally involve the exchange of fixed and floating-rate interest-payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Interest rate swaps are the most common type of derivative contract that the Company utilizes. Situations in which the Company utilizes interest rate swaps are: a) to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, and b) to convert its variable rate - term notes and FHLB advances (liabilities) to a fixed rate. By entering into the swap, the principal amount of the hedged item would remain unchanged but the interest payment streams would change.

         Interest-rate swap contracts used to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, mature between ten to twenty years with a right by the counterparty to call after the first anniversary. The Company has an identical right to call the certificates of deposit.

         In addition, the Company offers its customers certificates of deposit which contain an embedded derivative tied to the performance of Standard & Poor's 500 Composite Stock Index that must be bifurcated from the host deposit and recognized in the statement of financial condition in accordance with SFAS
133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses interest rate swap and option agreements with major broker dealer companies to manage its exposure to the stock market. Under the terms of the swap agreements, the Company will receive the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. Under the option agreements, the Company also will receive the average increase in the month-end value of the index but in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative instrument of the certificates of deposit and the interest rate swap and option agreements do not qualify for hedge accounting, these derivative instruments are marked to market through earnings.

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

         See Note 19 to the consolidated financial statements for a detail of derivative transactions.

         OTHER OFF-BALANCE SHEET INSTRUMENTS. In the ordinary course of business, the Bank enters into off-balance sheet instruments consisting of commitments to extend credit, commitments under credit-card arrangements, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Bank periodically evaluates the credit risks inherent in these commitments and letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary.

YIELDS EARNED AND RATES PAID

         The net income of the Bank depends primarily upon the difference or spread between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income increased $26.6 million or 27.04% for the year ended December 31, 2001, reaching $125.1 million, compared to $98.5 million reported in 2000 and $102.2 million in 1999. The increase in 2001 was the result of increases in most of the components of interest income, but principally from interest income from loans, investment securities and mortgage and other asset-backed securities, which was partially offset by increases in interest expense, principally on deposits and reverse repurchase agreements. The decrease in 2000 was primarily the result of increases in interest expense on deposit, reverse repurchase agreements and FHLB advances associated with rising interest rates for most of year 1999. These expenses offset the increases in interest in interest income from loans, investment securities, and money market instruments.

         The following table reflects the interest income and interest expense, the average balance, the average yield and the average rate paid for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated:

                                             INTEREST                       AVERAGE BALANCE                     AVERAGE RATE
                                  ------------------------------   ------------------------------------   ------------------------
                                    2001        2000      1999        2001        2000          1999       2001     2000     1999
                                  --------   --------   --------   ----------   ----------   ----------   ------   ------   ------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1) ....................  $207,385   $183,497   $151,398   $2,534,486   $2,023,169   $1,686,477     8.18%    9.07%    8.98%
  Mortgage and other asset-
    backed securities (2) ......    28,273     12,387      9,490      411,922      142,911      122,496     6.86     8.67     7.75
  Investment securities (3) ....    98,946     84,532     65,926    1,606,744    1,253,011    1,009,945     6.16     6.75     6.53
  Money market instruments .....     8,731     10,171      6,173      203,081      160,224      119,851     4.30     6.35     5.15
                                  --------   --------   --------   ----------   ----------   ----------   ------   ------   ------
Total interest-earning
  assets .......................   343,335    290,587    232,987    4,756,233    3,579,315    2,938,769     7.22     8.12     7.93
                                  --------   --------   --------   ----------   ----------   ----------   ------   ------   ------
Interest-bearing
 liabilities:
  Deposits .....................   129,676    127,640     90,554    2,847,236    2,388,929    2,009,098     4.55     5.34     4.51
  Reverse repurchase
    agreements .................    79,882     53,968     33,511    1,484,639      847,028      672,657     5.38     6.37     4.98
  Advances from FHLB ...........     6,597      6,920      2,809      120,000      106,715       51,476     5.50     6.48     5.46
  Term notes ...................     2,114      3,609      3,932       47,798       74,863       83,785     4.42     4.82     4.69
                                  --------   --------   --------   ----------   ----------   ----------   ------   ------   ------
Total interest-bearing
  liabilities ..................   218,269    192,137    130,806    4,499,673    3,417,535    2,817,016     4.85     5.62     4.64
                                  --------   --------   --------   ----------   ----------   ----------   ------   ------   ------
Net interest income ............  $125,066   $ 98,450   $102,181                                            2.37%    2.50%    3.29%
                                  ========   ========   ========                                          ======   ======   ======
Net interest-earning assets ....                                     $256,560     $161,780     $121,753
                                                                   ==========   ==========   ==========
Net yield on interest-earning
  assets (4) ...................                                                                            2.63%    2.75%    3.48%
                                                                                                          ======   ======   ======
Interest-earning assets to
  interest-bearing liabilities
  ratio ........................                                       105.70%      104.73%      104.32%
                                                                   ==========   ==========   ==========

----------

(1) Includes loans held for sale. Average loans exclude non-performing loans. Loans fees amounted to $4.6 million; $3.5 million; and $4.9 million in 2001, 2000 and 1999, respectively.
(2) Includes mortgage-backed securities available for sale and for trading purposes.
(3)  Includes trading account securities and investments available for sale.
(4)  Net interest income divided by average interest-earning assets.

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

                                                                   YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------
                                                   2001 VS. 2000                           2000 VS. 1999
                                         ----------------------------------     ----------------------------------
                                         VOLUME         RATE        TOTAL        VOLUME        RATE         TOTAL
                                         --------     --------     --------     --------     --------     --------
                                                                        (IN THOUSANDS)
Interest income:
  Loans (1) .........................    $ 38,974     $(15,086)    $ 23,888     $ 30,522     $  1,577     $ 32,099
  Mortgage and other assets-backed
     securities (2) .................      17,861       (1,975)      15,886        1,691        1,206        2,897
  Investment securities (3) .........      20,854       (6,440)      14,414       16,333        2,273       18,606
  Money market instruments ..........       2,323       (3,763)      (1,440)       3,640          358        3,998
                                         --------     --------     --------     --------     --------     --------
Total increase (decrease) in interest
  income ............................      80,012      (27,264)      52,748       52,186        5,414       57,600
                                         --------     --------     --------     --------     --------     --------
Interest expense:
  Deposits ..........................       8,824       (6,788)       2,036       18,722       18,364       37,086
  Reverse repurchase agreements .....      32,662       (6,748)      25,914        9,854       10,603       20,457
  Advances from FHLB ................       1,450       (1,773)        (323)       3,497          614        4,111
  Term notes ........................      (1,165)        (330)      (1,495)        (427)         104         (323)
                                         --------     --------     --------     --------     --------     --------
Total increase (decrease) in interest
     expense ........................      41,771      (15,639)      26,132       31,646       29,685       61,331
                                         --------     --------     --------     --------     --------     --------
Increase (decrease) in net interest
     income .........................    $ 38,241     $(11,625)    $ 26,616     $ 20,540     $(24,271)    $ (3,731)
                                         ========     ========     ========     ========     ========     ========

--------

(1)  Includes loans held for sale.
(2) Includes mortgage-backed securities available for sale and trading securities.
(3)  Includes investments available for sale.

         The following table sets forth, for the periods indicated, certain ratios reflecting the productivity and profitability of the Company:

                                                                 YEAR ENDED DECEMBER 31, (1)
                                                             -----------------------------------
                                                              2001          2000           1999
                                                             -----          -----          -----
Return on total assets (2) .........................          1.22%          1.17%          1.27%
Return on common stockholders' equity (3) ..........         27.49          24.75          24.57
Dividend payout ratio to common stockholders (4) ...         19.99          21.42          20.48(5)
Equity-to-asset ratio (6) ..........................          6.29           6.21           6.46

-------

(1)  Averages computed by using beginning and end of year balances.
(2)  Net income divided by average total assets.
(3) Net income attributable to common stockholders divided by average common stockholders' equity.
(4) Common stockholders' dividend declared divided by net income attributable to common stockholders.
(5) The amount of $2,525,000 dividends corresponding to the second semester of 1998, which were declared for stockholders of record on January 15, 1999, and paid on January 25, 1999, was excluded from the 1999 ratio (included in the 1998 ratio).
(6)  Average net worth divided by average total assets.

MARKET AREA AND COMPETITION

         The Company operates through 35 full service branch offices throughout Puerto Rico, primarily in the Southwestern portion of the island. In recent years, the Company has expanded into the San Juan metropolitan area, where it now has four branches. In addition, the Company has four branches in northeastern Puerto Rico. As of December 31, 2001, the Company was the third largest locally controlled banking company headquartered in Puerto Rico, based on total assets.

         The Company competes mainly with other commercial banks in attracting and retaining deposits and in making real estate and commercial loans. At year end 2001, there were approximately 13 other banks, including affiliates of banks headquartered in the United States, Canada and Spain, operating branches in Puerto Rico.

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

EMPLOYEES

         At December 31, 2001, the Company had 817 full-time employees, including its executive officers; and 6 part time employees.

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

         The Company is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a ratio of Tier 1 capital to total average assets of 4.0% to 5.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The Federal Reserve Board's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. As of December 31, 2001, the Company's ratio of Tier 1 capital to total average assets was 7.17%, its ratio of Tier 1 capital to risk-weighted assets was 11.64%, and its ratio of qualifying total capital to risk-weighted assets was 12.65%.

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

         The Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove any purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, order or directive of the Federal Reserve Board, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues. Notwithstanding the foregoing, any redemption of the Company's preferred stocks will require the prior approval of the Federal Reserve Board.

         On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Company's bank has adapted its systems and procedures to accomplish this. The Secretary of the Treasury has proposed additional regulations to further implement Title III. Although the Company cannot predict when and in what form these regulations will be adopted, the Company believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to the Company.

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

         The Puerto Rico Banking Law requires that at least 10% of the yearly net income of Westernbank be credited annually to a reserve fund. This must be done every year until the reserve fund is equal to the total paid-in capital for common stock and preferred stock. At December 31, 2001, Westernbank had an adequate reserve fund established. The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess is charged against the undistributed profits of the bank, and the balance, if any, is charged against and reduces the reserve fund. If there is no reserve fund sufficient to cover the entire amount, the excess amount is charged against the capital account and no dividend can be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital.

         Under the Puerto Rico Banking Law, Westernbank must maintain a legal reserve in an amount equal to at least 20% of Westernbank's demand liabilities, except certain government deposits. At December 31, 2001, Westernbank had a legal reserve of 186.68%.

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

         CAPITAL REQUIREMENTS. Westernbank is subject to minimum capital requirements imposed by the FDIC that are substantially similar to the capital requirements imposed on the Company. The FDIC regulations require that Westernbank maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. In addition, under the minimum leverage-based capital requirement adopted by the FDIC, Westernbank must maintain a ratio of

Tier 1 capital to average total assets (leverage ratio) of at least 3% to 5%, depending on Westernbank's CAMELS rating. As of December 31, 2001, Westernbank's ratio of total capital to risk--weighted assets was 12.15%, its ratio of Tier 1 capital to risk-weighted assets was 11.13%, and its ratio of Tier 1 capital to average total assets was 6.86%. Capital requirements higher than the generally applicable minimum requirements may be established for a particular bank if the FDIC determines that a bank's capital is, or may become, inadequate in view of its particular circumstances. Failure to meet capital guidelines could subject a bank to a variety of enforcement actions, including actions under the FDIC's prompt corrective action regulations.

         ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. State banks are limited in their investments and activities engaged in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the Federal Deposit Insurance Act or the FDIC determines that such activity or investment would pose no significant risk to the SAIF and BIF. The FDIC has by regulation determined that certain real estate investment activities do not present a significant risk to the SAIF and BIF, provided they are conducted in accordance with the regulations. Provisions of the Gramm-Leach-Bliley Act, passed in 1999, permit national banks to establish financial subsidiaries that may engage in the activities permissible for financial holding companies, other than insurance underwriting, merchant banking and real estate development and investment activities. In order to exercise this authority, a bank and its depository institution affiliates must be well- capitalized, well-managed and have CRA ratings of at least "satisfactory." For a state bank, such activities also must be permissible under relevant state law.

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

         DEPOSIT INSURANCE. Westernbank is subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. However, the FDIC has recently announced that it may have to impose premiums commencing in 2002. Westernbank is subject to separate assessments to repay bonds ("FICO bonds") issued in the late 1980's to recapitalize the former Federal Savings and Loan Insurance Corporation. The assessment for the payments on the FICO bonds for the quarter beginning on January 1, 2002 is 1.82 basis points for BIF- assessable and SAIF-assessable deposits. Most of Westernbank's deposits are presently insured by SAIF.

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

         In addition, Sections 22 (h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors, and principal stockholders. Under Section 22 (h), loans to a director, an executive officer and to a greater than 10% stockholder of a financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22 (h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the financial institution. Section 22 (h) also requires prior board approval for certain loans, and the aggregate amount of extensions of credit by a financial institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22 (h) places additional restrictions on loans to executive officers.

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

         PROMPT CORRECTIVE ACTION. Under the FDIC's prompt corrective action regulations, insured institutions will be considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specified capital level for any capital measure), (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, or a Tier 1 risk-based ratio of less than 4% and a leverage ratio that is less than 4% (3% if the institution is rated composite CAMELS 1 in its most recent report of examination and is not experiencing or anticipating significant growth), (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3%, and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. Under certain circumstances, the FDIC can reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2001, Westernbank qualified as a "well capitalized" institution.

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

FEDERAL HOME LOAN BANK SYSTEM

         Westernbank is a member of the FHLB System. The System consists of 12 regional Federal Home Loan Banks, with each subject to supervision and regulation by the Federal Housing Finance Board. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Westernbank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to; the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its FHLB advances outstanding or one percent of thirty percent of total assets. At December 31, 2001, the Bank had $38.5 million in FHLB's capital stock.

         Advances from the FHLB of New York are secured by a member's shares of stock in the FHLB of New York, certain type of mortgages and other assets, including investment securities. Interest rates charged for advances vary depending upon maturity and the cost of funds to the FHLB of New York. As of December 31, 2001, there were $120.0 million in outstanding advances and $649.0 million in securities sold under agreements to repurchase from the FHLB of New York.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity refers to the Company's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company's need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control.

         The Company derives its liquidity from both its assets and liabilities. Liquidity from assets is provided by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At December 31, 2001, the Company had approximately $727.8 million in securities and other short-term securities maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities portfolio and securitizable loans.

         Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, and other short and long-term borrowing, such as securities sold under agreements to repurchase ("reverse repurchase agreements"). Other borrowings funding source limits are determined annually by each counterparty and depend on the Bank's financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Bank utilizes the National Certificate of Deposit ("CD") Market as a source of cost effective deposit funding in addition to local market deposit inflows. Depositors in this market consist of credit unions, banking institutions, CD brokers and some private corporations or non-profit organizations. The Bank's ability to acquire brokered deposits can be restricted if it becomes in the future less than well-capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable, such as advances, and other borrowings, such as reverse repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and reverse repurchase agreements, respectively.

         As of December 31, 2001, the Bank had line of credit agreements with three commercial banks permitting the Bank to borrow a maximum aggregate amount of $75.0 million (no borrowings were made during the year ended December 31, 2001 under such lines of credit). The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction. The credit agreements are renewable annually.

         The Company's liquidity targets are reviewed monthly by the Investment Committee and are based on the Company's commitment to make loans and investments and its ability to generate funds.

         The Bank's investment portfolio at December 31, 2001 had an average maturity of 73 months. However, no assurance can be given that such levels will be maintained in future periods.

CAPITAL, DIVIDENDS, STOCK SPLIT AND OPTION PLANS

         Total shareholders' equity as a measure of capital increased by approximately $137.3 million in 2001 and $26.8 million in 2000.

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

         In March and April 2001, the Company issued 2,208,000 shares of its 7.60% Non-cumulative, Non-convertible Monthly Income Preferred Stock, Series C, with a liquidation preference of $25 per share. Proceeds from issuance of preferred stock amounted to $53.1 million, net of $2.1 million of issuance cost.

         In August 2001, the Company issued 1,791,999 shares of its 7.40% Non-cumulative, Non-convertible Monthly Income Preferred Stock Series D, with a liquidation preference of $25 per share. Proceeds from issuance of preferred stock amounted to $43.2 million, net of $1.6 million of issuance cost.

         The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the twelve month period beginning July 1 for 1998 Series A, May 28 for 1999 Series B, March 30 for the 2001 Series C and August 1 for the 2001 Series D of the years indicated below, plus accrued and unpaid dividends, if any, for the current period to the date of redemption:

                                                     REDEMPTION PRICE PER SHARE
                                      --------------------------------------------------------
                    YEAR              SERIES A       SERIES B        SERIES C       SERIES D
          ------------------------------------------------------------------------------------
          2002                         $26.00              --              --              --
          2003                          25.75              --              --              --
          2004                          25.50          $26.00              --              --
          2005                          25.25           25.50              --              --
          2006                          25.00           25.00          $25.50          $25.50
          2007                          25.00           25.00           25.25           25.25
          2008 and thereafter           25.00           25.00           25.00           25.00

         Series A, B, C and D Preferred Stocks rank senior to the Company's common stock as to dividends and liquidation rights. Dividends declared on preferred stock for the years ended December 31, 2001 and 2000 amounted to $10.3 million and $5.8 million, respectively.

         During 2001, 2000 and 1999 the Company acquired and retired shares of common stock as follows: $28,000 (1,700 shares) in 2001; $4.8 million (498,300 shares) in 2000; and $1.2 million (80,309 shares) in 1999.

         Total common stock dividends declared in 2001 amounted to $10.4 million compared to $8.3 million in 2000.

         On January 18, 2002, the Board of Directors approved an increase of its annual dividend payments to shareholders in 2002 to $0.32 per share. This represents an increase of 28% over the dividends paid the previous year of $0.25 per share.

         On March 7, 2000, the Company's Board of Directors adopted the policy of paying dividends on a monthly basis. Initial dividend payment under this policy, were applied retroactively for dividends corresponding to the first three-month period ending March 31, 2000. Thereafter, dividends on common stock and preferred stock are being paid on the 15th day of each month for stockholders of record as of the last day of the previous month.

         In June 1999, the Board of Directors approved the 1999 Qualified Stock Option Plan (the "1999 Qualified Option Plan") and the 1999 Nonqualified Stock Option Plan (the "1999 Nonqualified Option Plan"), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company's common stock. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan, can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options' exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or a reorganization. At December 31, 2001, and 2000, the Company had outstanding 2,370,000 and 2,295,000 options, respectively, under the 1999 Qualified

Stock Option Plan. These options were granted to various executives' officers and employees, which will become fully exercisable after five years following the grant date. During 2001 and 2000, the Company granted 75,000 and 2,295,000 options, respectively, to various executive officers and employees. None of these options were exercised or forfeited in 2001 and 2000.

         On February 28, 1998 and on February 3, 1997, the Bank declared a two-for-one stock split and a fifteen percentage stock dividend of its common shares.

COMMONWEALTH TAXATION

         GENERAL. Under the Puerto Rico Internal Revenue Code, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, Westernbank and Westernbank Insurance, Corp. (the "Companies") report their income and expenses based on the accrual basis of accounting and file their Puerto Rico tax returns on a calendar year basis.

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

         The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations. The Companies income taxes were based on regular income tax rates.

         The Puerto Rico Internal Revenue Code provides a dividend received deduction of 100% on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico, like Westernbank and Westernbank Insurance Corp.

         For the year ended December 31, 2001, the Company had approximately $26.4 million of regular taxable income, on which it was required to pay current income tax of $11.7 million. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

ITEM 2.  PROPERTIES

         The Company owns the condominium offices space housing its main offices at 19 West McKinley Street, Mayaguez, Puerto Rico.

         The Company's investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2001, was $33.4 million. The combined net book value of the Company's main offices as of December 31, 2001 was $1.5 million.

         The Company's properties, owned (excluding its main offices) or leased, at book value as of December 31, 2001 follow:

                                                  BOOK VALUE OF:
                                            ------------------------
                                             LEASEHOLD      PROPERTY              LEASE
        LOCATION                            IMPROVEMENTS      OWNED          EXPIRATION DATE(*)
----------------------------------------    ------------    --------       ------------------------
                                                 (IN THOUSANDS)
Mayaguez, Puerto Rico
  Mayaguez Mall ........................      $    236      $      --      March 20, 2006
  Mayaguez Main ........................                          465      N/A
  Mayaguez Plaza .......................                          497      N/A
  Other location .......................                          180      N/A
Aguadilla-- Aguadilla Mall .............           162                     January 30, 2005
Aguada-- Aguada II .....................         1,203                     July 31, 2002
Camuy ..................................           117                     May 3, 2002
Cabo Rojo-- La Hacienda ................                        1,498      N/A
Sabana Grande ..........................                          215      N/A
Carolina
  Campo Rico ...........................           461                     April 31, 2004
  Plaza Carolina .......................           218                     January 30, 2009
San German -- La Quinta Shopping
  Center ...............................                          374      N/A
Bayamon ................................                          483      N/A
Caguas .................................           576                     August 31, 2002
Guaynabo ...............................         4,333                     March 31, 2039
Yauco ..................................           679
Land lots for future developments ......                       12,683      N/A
Other properties-- (individually .......                                   Various dates throughout
  less than $100,000) ..................           345            134      November 12, 2006
                                              --------      ---------
  Total ................................      $  8,330      $  16,529
                                              ========      =========

         (*) Excludes renewal options.

         At December 31, 2001, the Company's future rental commitments under non-cancelable operating leases aggregated $24.6 million, not considering renewal options.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange
(NYSE) since December 5, 2001 under the symbol "WHI" (before that date it was traded on the National Association of Securities Dealers Automated Quotation (Nasdaq) under the symbol "WBPR"). The following table sets forth the closing sale prices for the Common Stock for the periods indicated.

                         HIGH           LOW
                      ---------      ---------
 2001
 1st quarter ...      $   11.88      $   11.00
 2nd quarter ...          13.00          12.00
 3rd quarter ...          14.49          13.50
 4th quarter ...          16.40          15.96
 2000
 1st quarter ...      $   10.75      $    9.13
 2nd quarter ...           9.25           7.88
 3rd quarter ...          10.19           9.25
 4th quarter ...          12.06          11.56

         The closing price of the Common Stock on December 31, 2001 was $16.20. The approximate number of holders of record of the Company's Common Stock at December 31, 2001 was 642.

         The Company's cash dividends corresponding to 2001 and 2000 were as follows:

   RECORD DATE                   PAYABLE DATE              AMOUNT PER SHARE
------------------             ------------------          ----------------
YEAR 2001
January 31, 2001               February 15, 2001              $  0.0208
February 28, 2001              March 15, 2001                    0.0208
March 31, 2001                 April 15, 2001                    0.0209
April 30, 2001                 May 15, 2001                      0.0208
May 31, 2001                   June 15, 2001                     0.0208
June 30, 2001                  July 15, 2001                     0.0209
July 31, 2001                  August 15, 2001                   0.0208
August 31, 2001                September 15, 2001                0.0208
September 30, 2001             October 15, 2001                  0.0209
October 31, 2001               November 15, 2001                 0.0208
November 30, 2001              December 15, 2001                 0.0208
December 31, 2001              January 15, 2002                  0.0209
                                                              ---------
      Total                                                   $  0.2500
                                                              =========

YEAR 2000
March 31, 2000                 April 17, 2000                 $  0.0500
April 30, 2000                 May 15, 2000                      0.0167
May 31, 2000                   June 15, 2000                     0.0167
June 30, 2000                  July 15, 2000                     0.0167
July 31, 2000                  August 14, 2000                   0.0167
August 31, 2000                September 15, 2000                0.0167
September 30, 2000             October 15, 2000                  0.0167
October 31, 2000               November 15, 2000                 0.0166
November 30, 2000              December 15, 2000                 0.0166
December 31, 2000              January 15, 2001                  0.0166
                                                              ---------
      Total                                                   $  0.2000
                                                              =========

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

                                              SELECTED FINANCIAL AND OTHER DATA
                                                   Year Ended December 31,
                                        (Dollars in thousands, except per share data)

                                                             2001           2000         1999           1998          1997
                                                           ----------    ----------    ----------    ----------    ----------
Balance Sheet Data:
Total Assets:                                              $5,888,194    $4,260,857    $3,374,571    $2,481,176    $1,555,799
   Securities purchased under agreements to resell            136,096       125,809       120,655        91,211        42,878
   Interest-bearing deposits in other banks and federal
       funds sold                                              46,251        54,805        25,671         7,787         5,442
   Investment securities held to maturity, securities
      available for sale and trading securities             2,656,066     1,686,654     1,198,006       892,169       631,121
   Loans-net and mortgage loans held for sale               2,843,657     2,208,300     1,871,742     1,361,297       784,795

-----------------------------------------------------------------------------------------------------------------------------

Total Liabilities:                                         $5,500,285    $4,010,239    $3,150,752    $2,326,894    $1,453,564
   Savings deposits                                           465,267       416,684       409,423       403,753       362,317
   Other deposits (excluding accrued interest payable)      2,743,166     2,188,538     1,819,975     1,276,320       676,088
   Securities sold under agreement to repurchase            2,059,646     1,179,073       729,968       506,325       281,750
   Term notes                                                  43,000        48,000        79,000        84,000       112,000
   Advances from Federal Home Loan Bank                       120,000       120,000        70,000        31,000
Total Stockholders' Equity                                    387,909       250,618       223,819       154,282       102,235

-----------------------------------------------------------------------------------------------------------------------------

Operations Data:
     Interest income                                       $  343,335    $  290,587    $  232,987    $  157,446    $  113,528
     Interest expense                                         218,269       192,137       130,806        84,308        57,198
                                                           ----------    ----------    ----------    ----------    ----------
     Net interest income                                      125,066        98,450       102,181        73,138        56,330
     Provision for loan losses                                (12,278)       (8,700)      (14,000)       (6,000)       (2,700)
     Other income, net                                         18,181        13,868        12,239        10,154         9,979
     Operating expenses                                       (60,310)      (53,216)      (53,816)      (41,705)      (35,012)
                                                           ----------    ----------    ----------    ----------    ----------

     Income before income taxes                                70,659        50,402        46,604        35,587        28,597
     Income taxes                                               8,504         5,814         9,480         6,892         5,693
                                                           ----------    ----------    ----------    ----------    ----------
     Net income                                            $   62,155    $   44,588    $   37,124    $   28,695    $   22,904
                                                           ==========    ==========    ==========    ==========    ==========
     Net income attributable to common stockholders        $   51,891    $   38,789    $   32,817    $   27,604    $   22,904
                                                           ==========    ==========    ==========    ==========    ==========

-----------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Earnings per Common Share
     (after effect of stock splits)                        $     1.25    $     0.93    $     0.78    $     0.66    $     0.54
                                                           ==========    ==========    ==========    ==========    ==========
Dividends per Common Share
     (after effect of stock splits)                        $     0.25    $     0.20    $     0.16    $     0.12    $     0.09
                                                           ==========    ==========    ==========    ==========    ==========

                                                                              Years Ended December 31,
                                                                ---------------------------------------------------
                                                                2001       2000        1999        1998        1997
                                                                ----      ----         ----        ----        ----
Other Selected Data:
     Average yield earned on all interest-earning
          assets                                                7.21%     8.12%        7.93%       8.28%       8.50%
     Average rate paid on all interest-bearing
          liabilities                                           4.85%     5.62%        4.64%       4.54%       4.41%
     Average interest rate spread                               2.37%     2.50%        3.29%       3.74%       4.09%

     Branch offices                                               35        35           36          36          35

Ratios

         The following table sets forth, for the indicated periods, certain ratios reflecting the productivity and profitability of the Company:

                                                                       Years Ended December 31, (1)
                                                           ------------------------------------------------------
                                                           2001         2000        1999        1998         1997
                                                           -----       -----       -----       -----        -----
Return on assets (2)                                        1.22%       1.17%       1.27%       1.42%        1.61%

Return on common stockholders' equity  (3)                 27.49%      24.75%      24.57%      24.42%       24.71%

Equity-to-assets ratio (4)                                  6.29%       6.21%       6.46%       6.35%        6.53%

Net yield on interest earning assets (5)                    2.63%       2.75%       3.48%       3.84%        4.21%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This financial discussion contains an analysis of the consolidated financial position and financial performance of W Holding Company, Inc. and its wholly owned subsidiaries, Westernbank Puerto Rico ("Westernbank") and Westernbank Insurance, Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank offers a full array of business and consumer financial services, including banking, trust services, and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance.

         The Company's principal source of earnings is its net interest income. This is the difference between interest income on loans, investments, mortgage-backed securities and other assets and its interest expense on deposits and borrowings, including securities sold under repurchase agreements, term notes and advances from Federal Home Loan Bank. Loan origination and commitments fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments and service charges, fees and other income, also affect income. In addition, the Company's net income is affected by the level of its non-interest expenses, such as compensation, employees' benefits, occupancy costs and other operating expenses.

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

         The Company's total assets increased by $1.63 billion from year-end 2000 to year-end 2001. This growth reflects a $635.4 million increase in net loans and a $969.4 million increase in investment securities. Liabilities to fund the growth increased by $1.49 billion.

         The Company also has assets managed by its trust division. This division offers a variety of IRA products and manages 401 (K) and Keogh retirement plans, custodian and corporate accounts. At December 31, 2001, total assets managed by Westernbank's trust amounted to $110.2 million, an increase of $109.9 million or 521.05% when compared to $211,000 as of December 31, 2000. Such increase was the result of effective aggressive marketing efforts throughout the year.

         Net income increased to $62.2 million in 2001, up 39.40% from $44.6 million in 2000, and net income available to common stockholders increased to $51.9 million in 2001, up 33.78% from $38.8 million in 2000. The increase for the year ended December 31, 2001 was the result of increases in all components of interest income, but principally from interest income from loans, investment securities and mortgage and other asset-backed securities, which was partially offset by increases in interest expense, principally on deposits and reverse repurchase agreements.

FINANCIAL CONDITION

         The Company had total assets of $5.89 billion, $4.26 billion and $3.37 billion as of December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, total liabilities amounted to $5.50 billion, an increase of $1.49 billion or 37.16% when compared to $4.01 billion as of December 31, 2000. In 2000, total liabilities totaled $4.01 billion, an increase of $859.5 million or 27.28% from December 31, 1999.

INTEREST-EARNING ASSETS

         Interest-earning assets amounted to $5.74 billion at December 31, 2001, an increase of $1.62 billion or 39.28% when compared to $4.12 billion as of December 31, 2000, which represented an increase of $878.7 million or 27.07% when compared to $3.25 billion as of December 31, 1999. The increase in interest-earnings assets reflects the increases in loans and investment securities.

         During 2001 and 2000, the Bank continued its emphasis on the origination of commercial real estate loans as well as origination and purchase of residential mortgage loans. Residential mortgage and construction loans, including mortgage loans held for sale, increased from $815.9 million as of December 31, 1999, to $871.8 million as of December 31, 2000, and to $974.3 million as of December 31, 2001. Commercial real estate loans increased from $677.9 million as of December 31, 1999, to $887.1 million as of December 31, 2000, and to $1.12 billion as of December 31, 2001. Total other loans, which includes consumer loans (including credit cards), commercial loans (not collateralized by real estate) increased from $409.0 million at December 31, 1999, to $483.4 million as of December 31, 2000, and to $795.6 million as of December 31, 2001. This increase was mainly due to the continuous emphasis in the credit granting activity and the acquisition of the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union National Bank, N.A. for $163.8 million on June 15, 2001.

         Trading, available for sale and held to maturity investment securities, which principally include United States and Puerto Rico Government and agency obligations and mortgage and other asset-backed securities increased from $1.20 billion as of December 31, 1999, to $1.69 billion as of December 31, 2000, and to $2.66 billion as of December 31, 2001, an increase of $488.6 million or 40.79% in 2000, and $969.4 million or 57.48% in 2001.

         Securities purchased under agreements to resell increased from $120.7 million as of December 31, 1999, to $125.8 million as of December 31, 2000, and to $136.1 million as of December 31, 2001, an increase of $5.2 million or 4.27% and $10.3 million or 8.18%, respectively.

INTEREST-BEARING LIABILITIES

         Interest-bearing liabilities amounted to $5.31 billion at December 31, 2001, an increase of $1.48 billion or 38.51% when compared to $3.83 billion as of December 31, 2000. In 2000, interest-bearing liabilities increased by $827.1 million or 27.53% when compared to $3.00 billion at December 31, 1999.

         The increase in interest-bearing liabilities from year-end 2000 to year-end 2001 reflects an increase of $599.8 million in deposits (excluding noninterest-bearing accounts and accrued interest payable), $880.6 million in securities sold under agreements to repurchase, net of a decrease of $5.0 million in term notes. The increase in 2000 was mainly related to a $358.9 million increase in deposits, $449.1 million increase in securities sold under agreements to repurchase and $50.0 million increase in advances from FHLB, net of a decrease of $31.0 million in term notes.

         The Bank offers a variety of deposit accounts and certificates of deposit. Savings deposits increased from $409.4 million as of December 31, 1999, to $416.7 million as of December 31, 2000, and to $465.3 million as of December 31, 2001, an increase of $7.3 million or 1.77% and $48.6 million or 11.66%, respectively. In addition, other deposits, represented mainly by time deposits, including brokered deposits and Individual Retirement Account Deposits (IRA's), increased from $1.82 billion as of December 31, 1999, to $2.19 billion as of December 31, 2000, and to $2.74 billion as of December 31, 2001, an increase of $368.6 million or 20.25% in 2000, and $554.6 million or 25.34% in 2001. Other deposits include brokered deposits amounting to $1.57 billion, $1.27 billion and $894.8 million as of December 31, 2001, 2000 and 1999, respectively.

STOCKHOLDERS' EQUITY

         As of December 31, 2001, total stockholders' equity amounted to $387.9 million, an increase of $137.3 million or 54.78% when compared to $250.6 million as of December 31, 2000. In 2000, total stockholders' equity increased by $26.8 million or 11.97% when compared to $223.8 million at December 31, 1999. The increase during 2001 was primarily due to a net income of $62.2 million, the issuance of 2001 Series C and D preferred stock for $96.3 million (net of cost of issuance of $3.7 million), offset by cash dividends declared on common and preferred stock totaling $20.6 million. The increase during 2000 was primarily due to a net income of $44.6 million, net of cash dividends declared on common and preferred stocks totaling $14.1 million and of the repurchase of 498,300 shares of common stock for $4.8 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income represents the main source of earnings of the Company. As further discussed in "Quantitative and Qualitative Disclosure About Market Risk", the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities.

         Net interest income increased $26.6 million or 27.04% for the year ended December 31, 2001, reaching $125.1 million, compared to $98.5 million reported in 2000 and $102.2 million in 1999. The increase in 2001 was the result of increases in most of the components of interest income, but principally from interest income from loans, investment securities and mortgage and other asset-backed securities, which was partially offset by increases in interest expense, principally on deposits and reverse repurchase agreements. The decrease in 2000 was primarily the result of increases in interest expense on deposits, reverse repurchase agreements and FHLB advances associated with rising interest rates for most of year 1999. These expenses offset the increases in interest income from loans, investment securities, and money market instruments.

         Average interest-earning assets increased $1.18 billion or 32.88% from 2000 to 2001, and $640.5 million or 21.80% from 1999 to 2000. The rise in average interest-earning assets in both periods is mainly related to increases in average loans, which is the higher yielding category of interest-earning assets, followed by a significant increase in investment securities and mortgage and other asset-backed securities.

         The increase in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities of $1.08 billion or 31.66% and $600.5 million or 21.32% experienced in 2001 and 2000, respectively. The increase in average interest-bearing liabilities was mainly related to significant increases in average deposits and in securities sold under agreements to repurchase.

         Interest income on loans amounted to $207.4 million for the year ended December 31, 2001, compared to $183.5 million in 2000 and $151.4 million in 1999. Commercial loans - collateralized by real estate as well as other commercial loans accounted for the majority of the increase in average loans during 2001. The increase was primarily from a combination of business growth experienced as a result of the Company continuous emphasis in the credit granting activity and the purchases of mortgage and commercial loans, which includes the purchase of the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation for $163.8 million. Mortgage loans accounted for the majority of the increase in average loans in 2000, mainly attributed to the purchase of mortgage loans portfolios. In addition, commercial real estate loans contributed to the increase as a result of a business growth experienced during 2000. The average balance on loans increased $511.3 million or 25.27% in 2001, and $336.7 million or 19.96% in 2000. The average yield on loans increased from 8.98% in 1999, to 9.07% in 2000 and decreased to 8.18% in 2001, as a result of fluctuation on market interest rates during both years.

         Interest income on investment securities amounted to $98.9 million for the year ended December 31, 2001 compared to $84.5 million in 2000 and $65.9 million in 1999. A rise in average balances of $353.7 million in 2001 and $243.1 million in 2000 caused these increases in income from investment securities for 2001 and 2000. The average yield on investments securities increased from 6.53% in 1999, to 6.75% in 2000 and decreased to 6.16% in 2001.

         Interest income on mortgage and other asset-backed securities and trading securities amounted to $28.3 million for the year ended December 31, 2001, compared to $12.4 million in 2000 and $9.5 million in 1999. A rise in average balance of $269.0 million or 188.24% in 2001, and $29.0 million or 25.48% in 2000 mainly caused these increases in income on mortgage and other asset-backed securities and trading securities for both years. The average yield on mortgage and other asset-backed securities and trading securities increased from 7.65% in 1999, to 8.67% in 2000 and decreased to 6.86% in 2001.

         Interest income on money market instruments decreased to $8.7 million for the year ended December 31, 2001, compared to $10.2 million in 2000 and $6.2 million in 1999. The decrease in 2001 was mainly related to a decrease in the average yield on money market instruments from 6.35% in 2000, to 4.30% in 2001. The average yield during 1999 was 5.15%. The increase in 2000 was due to a combination of an increase in the average balance and in the average yield. The average balance on money market instruments increased by $40.4 million or 33.69% in 2000 and $42.9 million or 26.75% in 2001.

         Interest expense on deposits amounted to $129.7 million for the year ended December 31, 2001, compared to $127.6 million in 2000 and $90.6 million in 1999. The increase in 2001 was mainly attributed to a rise in the average balance on deposits. The increase in 2000 was due to a combination of an increase in the average balance of deposits and in the average rate paid on them. The average balance of deposits increased $458.3 million or 19.18% in 2001, and $379.8 million or 18.91% in 2000. The average rate paid on deposits decreased from 5.34% in 2000, to 4.55% in 2001. The average rate paid during 1999 was 4.51%.

         Interest expense on securities sold under agreements to repurchase amounted to $80.0 million for the year ended December 31, 2001, compared to $54.0 million in 2000, and $33.5 million in 1999. The increase in 2001 was mainly caused by an increase in the average balance of securities sold under agreements to repurchase. The increase in 2000 was due to a combination of an increase in the average balance of securities sold under agreements to repurchase and in the average rate paid on them. The average balance of securities sold under agreements to repurchase increased $637.6 million or 75.28% in 2001, and $174.4 million or 25.92% in 2000. The average rate paid on securities sold under agreements to repurchase decreased from 6.37% in 2000, to 5.38% in 2001. The average rate paid during 1999 was 4.98%.

         Interest expense on advances from FHLB amounted to $6.6 million for the year ended December 31, 2001, compared to $6.9 million in 2000 and $2.8 million in 1999. The decrease in 2001 was primarily related to a decrease in the average interest rates paid on them from 6.48% in 2000, to 5.50% in 2001. In 2001, the average balance increased $13.3 million or 12.45%. The increase in 2000 was mainly due to an increase in the average balance of advances from FHLB of $55.2 million or 107.31%.

         Interest expense on term notes totaled $2.1 million for the year ended December 31, 2001, compared to $3.6 million in 2000 and $3.9 million in 1999. This decrease is mainly related to a decrease in the average balance of term notes in 2001 and 2000.

PROVISION FOR LOAN LOSSES

         The provision for loan losses for the year ended December 31, 2001, amounted to $12.3 million, with an allowance for loan losses at December 31, 2001 of $38.4 million. In 2000, the provision for loan losses amounted to $8.7 million, with an allowance for loan losses at December 31, 2000 of $28.9 million. While for the year ended December 31, 1999 the provision for loan losses amounted to $14.0 million, with an allowance for loan losses of $24.0 million at December 31, 1999. The decrease in the provision for loan losses of $5.3 million in 2000 was mainly due to a lower level of delinquencies in the loan portfolio and a reduction in net loans charged off of $2.1 million.

         The allowance for loan losses is a current estimate of the losses inherent in the present portfolio based on management's ongoing quarterly evaluations of the loan portfolio. Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology includes the consideration of factors such as current economic conditions, trends in the nature and volume (delinquencies, charge-off, non-accrual and problem loans), prior loss experience results of periodic credit reviews of individuals loans, changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company's internal credit examiners. (see Note 1 to the consolidated financial statements for a detailed description of methodology). Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

         At December 31, 2001, the allowance for loan losses was $38.4 million, or 1.33% of total loans, and 271.83% of total non-performing loans, compared with an allowance for loan losses at December 31, 2000 of $28.9 million, or 1.30% of total loans, and 298.53% of total non-performing loans.

         During 2001, accounts amounting to $7.0 million were written-off against the allowance for loan losses, as compared to $5.4 million in 2000. The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $1.3 million in 2001 and $1.6 million in 2000.

OTHER INCOME

         Service charges on deposit accounts and other fees amounted to $18.9 million for the year ended December 31, 2001, compared to $14.4 million in 2000 and $11.9 million in 1999. The increase of $4.4 million or 30.60% in 2001 as compared to 2000, was primarily the result of an increase in fees charged to checking accounts, credit cards and other loan fees and fees from other services consistent with the Company strategy of increasing its fee base and other income.

OPERATING EXPENSES

         Total operating expenses amounted to $60.3 million for the year ended December 31, 2001, as compared to $53.2 million in 2000 and $53.8 million in 1999.

         Salaries and employee benefits, which are the largest components of total operating expenses, amounted to $22.9 million for the year ended December 31, 2001, compared to $20.1 million in 2000, and $21.8 million in 1999, an increase of $2.8 million or 13.74% in 2001, and a decrease of $1.7 million or 7.76% in 2000. The increase in 2001 was mainly due to an increase in personnel to support the continued expansion of the Company, including the inception of new lines of businesses, normal salary increases and related employees' benefits. The decrease in 2000 was primary the result of a strict cost reduction plan while at the same time, supporting the expansion of the Company.

         Equipment expenses amounted to $8.8 million in 2001, $8.7 million in 2000, and $6.8 million in 1999, an increase of $155,000 or 1.78% and $1.9 million or 27.25%, respectively. This increase was the result of continued investment in technological resources to support the Company's expansion, increases on furniture and fixtures and equipment expenses, including depreciation and property taxes.

         Occupancy expenses amounted to $5.0 million for years 2001, 2000 and in 1999. This is the result of a strict cost reduction plan while at the same time supporting the expansion of the Company.

         Advertising expense amounted to $4.4 million in 2001, $3.3 million in 2000, and $4.1 million in 1999. The increase in 2001 of $1.0 million or 31.18%, was due to promotional efforts launched in connection to the individual retirement's accounts campaign as well as for the consumer loans and credit cards programs. The decrease in 2000 of $724,000 or 17.78%, was the result of strict cost reduction measures.

         All other operating expenses amounted to $19.1 million in 2001 compared to $16.1 million in 2000 and $16.2 million in 1999. The increase in 2001 was mainly due to increases in the volume of operations, new businesses and the inception in new markets. The slight decrease in 2000 resulted from a general increase in other operating expenses related to the expansion of the Company and the increase in the volume of business, both of which were significantly offset by strict cost reduction measures.

PROVISION FOR INCOME TAXES

         Under Puerto Rico income tax laws, the Company and its subsidiaries are required to pay the higher of an alternative minimum tax of 22% or a regular statutory rate up to 39%. The current provision for estimated Puerto Rico income taxes for the year ended December 31, 2001 amounted to $11.7 million compared to $7.7 million in 2000 and $13.8 million in 1999. Deferred income taxes reflect the impact of credit carryforwards and "temporary differences" between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result, the Company's effective tax rate is substantially below the statutory rate.

NET INCOME

The Company's net income increased $17.6 million or 39.40% and $7.5 million or 20.11% in 2001 and 2000, respectively. The increase in 2001 resulted from an increase in net interest income and other income, which was partially offset by increases in total operating expenses and in the provisions for loan losses and income taxes. The increase in 2000, is mainly due to a decrease in operating expenses and in the provision for income taxes and loan losses.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As disclosed in the notes to the consolidated financial statements, the Company has certain obligations and commitments to make future payments under contracts. At December 31, 2001, the aggregate contractual obligations and commercial commitments are:

                                                            Payments Due by Period
                                             ----------------------------------------------------
                                                          Less than 1
                                               Total         year       2-5 years   After 5 years
                                             ----------   -----------   ---------   -------------
                                                            (Dollars in Thousands)
CONTRACTUAL OBLIGATIONS:
Securities sold under agreements to
  repurchase                                 $2,059,646     $806,548     $212,150     $1,040,948
Advances from FHLB                             120,000           --       78,000         42,000
Term notes                                       43,000       43,000           --             --
Annual rental commitments under
  noncancelable operating leases                 24,593        1,726        6,109         16,758
Purchase obligation                              50,500       12,645        1,606         36,249
                                             ----------     --------     --------     ----------
Total                                        $2,297,739     $863,919     $297,865     $1,135,955
                                             ==========     ========     ========     ==========

OTHER COMMERCIAL COMMITMENTS:
Lines of credit                              $  129,406     $ 50,382     $ 79,024     $       --
Stand-by letters of credit                        2,340        2,340           --             --
Commitments to extend credit                    163,596       83,636       79,960             --
                                             ----------     --------     --------     ----------
Total                                        $  295,342     $136,358     $158,984     $       --
                                             ==========     ========     ========     ==========

         Such commitments will be funded in the normal course of business from the Bank's principal sources of funds. At December 31, 2001, the Bank had $1.34 billion in certificate of deposit that mature during the following twelve months. The Bank does not anticipate any difficulty in retaining such deposits.

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

NEW ACCOUNTING DEVELOPMENTS

         Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 supersedes SFAS 125, although it retains most of SFAS 125's provisions without modification. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of SFAS 140 did not have an effect on the Company's consolidated financial statements.


         Effective April 1, 2001, the Company adopted, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") No. 99-20. This document, establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on (a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing generally accepted accounting principles did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases, interest rate adjustments. Implementation of EITF No. 99-20 did not have an effect on the Company's consolidated financial results.

         On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Those statements changed the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company, will be January 1, 2002. The Company does not expect that SFAS 141 and SFAS 142 to have a material effect on the Company's financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

         Management considers interest rate risk the Company's most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Company's net interest income is largely dependent upon the effective management of interest rate risk.

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

         The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the amortized maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company's interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold for cash upon origination. In addition, the Company enters into interest rate exchange agreements (swaps) to hedge variable term notes and fixed callable certificates of deposit.

         The Company is exposed to changes in the level of Net Interest Income ("NII") in a changing interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at year end remain constant, or increase or decrease on an instantaneous and sustained change of plus or minus 200 basis points (minus 100 basis points for 2002), and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

December 31, 2001:

                      CHANGE IN INTEREST         EXPECTED NII         AMOUNT
                           RATE                       (1)             CHANGE          % CHANGE
                     -----------------------     -------------       ---------        --------
                                                               (DOLLARS IN THOUSANDS)
                     + 200 Basis Points.....      $  141,560         $  20,471          16.91%
                     Base Scenario..........         121,089                --             --
                     - 100 Basis Points.....         100,279           (20,810)        (17.19)%

December 31, 2000:

                      CHANGE IN INTEREST         EXPECTED NII         AMOUNT
                           RATE                       (1)             CHANGE          % CHANGE
                     -----------------------     -------------       ---------        --------
                                                               (DOLLARS IN THOUSANDS)
                     +200 Basis Points......        $127,174         $   3,596           2.91%
                     Base Scenario..........         123,578                --             --
                     - 200 Basis Points.....         118,217            (5,361)         (4.34)%

----------

Given the current fed fund rate of 1.75% at December 31, 2001, a linear 100 basis points decrease was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease. The NII figures exclude the effect of the amortization of loan fees.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
W Holding Company, Inc.
Mayaguez, Puerto Rico

We have audited the accompanying consolidated statements of financial condition of W Holding Company, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and of comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of W Holding Company, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments effective January 1, 2001.




Deloitte & Touche LLP
San Juan, Puerto Rico
February 22, 2002


Stamp No. 1775095
affixed to original.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                2001                   2000
ASSETS
Cash and due from banks                                                                    $      62,414           $     45,936
Money market instruments:
  Securities purchased under agreements to resell                                                136,096                125,809
  Federal funds sold                                                                              20,037                 43,500
  Interest-bearing deposits in banks                                                              26,214                 11,305
Trading securities, with an amortized cost of $4,624 in 2001
  and $2,146 in 2000                                                                               4,609                  2,161
Investment securities available for sale, with an amortized cost
  of $281,963 in 2001 and $27,735 in 2000                                                        281,682                 27,806
Investment securities held to maturity, with a fair value of
  $2,362,836 in 2001 and $1,620,264 in 2000                                                    2,369,775              1,656,687
Federal Home Loan Bank stock, at cost                                                             38,450                 29,800
Mortgage loans held for sale, at lower of cost or fair value                                       5,253                  4,640
Loans, net of allowance for loan losses of $38,364 in 2001 and
  $28,928 in 2000                                                                              2,838,404              2,203,660
Accrued interest receivable                                                                       32,820                 46,951
Foreclosed real estate held for sale, net                                                          3,013                  2,454
Premises and equipment, net                                                                       40,673                 41,738
Deferred income taxes, net                                                                        13,862                 10,445
Other assets                                                                                      14,892                  7,965
                                                                                           -------------           ------------
TOTAL                                                                                      $   5,888,194           $  4,260,857
                                                                                           =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                 $   3,233,912           $  2,636,695
  Securities sold under agreements to repurchase                                               2,059,646              1,179,073
  Advances from Federal Home Loan Bank                                                           120,000                120,000
  Term notes                                                                                      43,000                 48,000
  Advances from borrowers for taxes and insurance                                                  2,435                  1,776
  Other liabilities                                                                               41,292                 24,695
                                                                                           -------------           ------------
           Total liabilities                                                                   5,500,285              4,010,239
                                                                                           -------------           ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock - $1.00 par value per share (liquidation preference $25 per share); 20,000,000 shares authorized; issued and outstanding 7,219,999
     shares in 2001 and 3,220,000 shares in 2000                                                   7,220                  3,220
  Common stock - $1.00 par value per share;  authorized 300,000,000 shares;
   issued and outstanding 41,500,000 shares in 2001 and 41,501,700 shares in 2000                 41,500                 41,502
  Paid-in capital                                                                                187,628                 95,313
  Retained earnings:
    Reserve fund                                                                                  23,476                 17,302
    Undivided profits                                                                            128,583                 93,241
  Accumulated other comprehensive income (loss)                                                     (498)                    40
                                                                                           -------------           ------------
           Total stockholders' equity                                                            387,909                250,618
                                                                                           -------------           ------------
TOTAL                                                                                      $   5,888,194           $  4,260,857
                                                                                           =============           ============



See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                2001                  2000                  1999
INTEREST INCOME:
  Loans, including loan fees                                                $   207,385           $   183,497           $   151,398
  Investment securities                                                          98,946                84,532                65,926
  Mortgage-backed securities                                                     28,216                12,251                 9,214
  Money market instruments                                                        8,731                10,171                 6,173
  Trading securities                                                                 57                   136                   276
                                                                            -----------           -----------           -----------
        Total interest income                                                   343,335               290,587               232,987
                                                                            -----------           -----------           -----------
INTEREST EXPENSE:
  Deposits                                                                      129,676               127,640                90,554
  Securities sold under agreements to repurchase                                 79,882                53,968                33,511
  Advances from Federal Home Loan Bank                                            6,597                 6,920                 2,809
  Term notes                                                                      2,114                 3,609                 3,932
                                                                            -----------           -----------           -----------
        Total interest expense                                                  218,269               192,137               130,806
                                                                            -----------           -----------           -----------
NET INTEREST INCOME                                                             125,066                98,450               102,181
PROVISION FOR LOAN LOSSES                                                        12,278                 8,700                14,000
                                                                            -----------           -----------           -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                              112,788                89,750                88,181
                                                                            -----------           -----------           -----------
OTHER INCOME (LOSS):
  Service charges on deposit accounts and other fees                             18,859                14,440                11,872
  Unrealized gain (loss) on derivative instruments                                 (838)                   11                  (323)
  Net gain (loss) on sales and valuation of loans, securities,
    and other assets                                                                160                  (583)                  690
                                                                            -----------           -----------           -----------
        Total other income, net                                                  18,181                13,868                12,239
                                                                            -----------           -----------           -----------
TOTAL NET INTEREST INCOME AND OTHER INCOME                                      130,969               103,618               100,420
                                                                            -----------           -----------           -----------
OPERATING EXPENSES:
  Salaries and employees' benefits                                               22,884                20,120                21,812
  Equipment                                                                       8,850                 8,695                 6,833
  Occupancy                                                                       5,031                 4,997                 4,930
  Advertising                                                                     4,392                 3,348                 4,072
  Printing, postage, stationery, and supplies                                     2,262                 2,029                 2,393
  Telephone                                                                       1,864                 1,620                 1,800
  Net gain from operations of foreclosed real estate held for sale                 (173)                 (236)                  (40)
  Other                                                                          15,200                12,643                12,016
                                                                            -----------           -----------           -----------
        Total operating expenses                                                 60,310                53,216                53,816
                                                                            -----------           -----------           -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                         70,659                50,402                46,604
PROVISION FOR INCOME TAXES                                                        8,504                 5,814                 9,480
                                                                            -----------           -----------           -----------
NET INCOME                                                                  $    62,155           $    44,588           $    37,124
                                                                            ===========           ===========           ===========
NET INCOME ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                                              $    51,891           $    38,789           $    32,817
                                                                            ===========           ===========           ===========
BASIC AND DILUTED EARNINGS PER COMMON SHARE                                 $      1.25           $      0.93           $      0.78
                                                                            ===========           ===========           ===========



See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND OF COMPREHENSIVE INCOME  (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                 2001                 2000                 1999
CHANGES IN STOCKHOLDERS' EQUITY:
  Preferred stock:
    Balance at beginning of year                                              $    3,220           $    3,220           $    1,219
    Issuance of preferred stock                                                    4,000                                     2,001
                                                                              ----------           ----------           ----------
    Balance at end of year                                                         7,220                3,220                3,220
                                                                              ----------           ----------           ----------
  Common stock:
    Balance at beginning of year                                                  41,502               42,000               42,080
    Purchase and retirement of common stock                                           (2)                (498)                 (80)
                                                                              ----------           ----------           ----------
    Balance at end of year                                                        41,500               41,502               42,000
                                                                              ----------           ----------           ----------
  Paid-in capital:
    Balance at beginning of year                                                  95,313               99,596               54,466
    Purchase and retirement of common stock                                          (26)              (4,283)              (1,142)
    Issuance of preferred stock                                                   92,341                                    46,272
                                                                              ----------           ----------           ----------
    Balance at end of year                                                       187,628               95,313               99,596
                                                                              ----------           ----------           ----------
  Reserve fund:
    Balance at beginning of year                                                  17,302               12,843                9,131
    Transfer from undivided profits                                                6,174                4,459                3,712
                                                                              ----------           ----------           ----------
    Balance at end of year                                                        23,476               17,302               12,843
                                                                              ----------           ----------           ----------
  Undivided profits:
    Balance at beginning of year                                                  93,241               67,218               47,359
    Net income                                                                    62,155               44,588               37,124
    Cash dividends on common stock                                               (10,375)              (8,307)              (9,246)
    Cash dividends on preferred stock                                            (10,264)              (5,799)              (4,307)
    Transfer to reserve fund                                                      (6,174)              (4,459)              (3,712)
                                                                              ----------           ----------           ----------
    Balance at end of year                                                       128,583               93,241               67,218
                                                                              ----------           ----------           ----------
  Accumulated other comprehensive income (loss):
    Balance at beginning of year                                                      40               (1,058)                  28
    Cumulative effect of change in accounting
      for derivative instruments                                                     135
    Other comprehensive income (loss) for the year                                  (673)               1,098               (1,086)
                                                                              ----------           ----------           ----------
    Balance at end of year                                                          (498)                  40               (1,058)
                                                                              ----------           ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                    $  387,909           $  250,618           $  223,819
                                                                              ==========           ==========           ==========
COMPREHENSIVE INCOME:
  Net income                                                                  $   62,155           $   44,588           $   37,124
                                                                              ----------           ----------           ----------
  Other comprehensive income (loss), net of income tax:
  Unrealized net gains (losses) on securities available for sale:
    Arising during the period                                                         (1)                 804               (1,070)
    Reclassification adjustment included in net income                              (351)                 422                 (113)
                                                                              ----------           ----------           ----------
                                                                                    (352)               1,226               (1,183)
                                                                              ----------           ----------           ----------
Cash flow hedges:
   Adoption of SFAS 133, net of income tax                                           135
   Unrealized net derivative loss arising during the period                         (536)
                                                                              ----------           ----------           ----------

                                                                                    (401)
                                                                              ----------           ----------           ----------
Income tax effect                                                                    215                 (128)                  97
                                                                              ----------           ----------           ----------
  Net change in other comprehensive income (loss), net of income tax                (538)               1,098               (1,086)
                                                                              ----------           ----------           ----------
TOTAL COMPREHENSIVE INCOME                                                    $   61,617           $   45,686           $   36,038
                                                                              ==========           ==========           ==========



See notes to consolidated financial statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                               2001                   2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $     62,155           $    44,588           $    37,124
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for:
        Loan losses                                                              12,278                 8,700                14,000
        Foreclosed real estate held for sale                                         20                    20                    15
      Depreciation and amortization on:
        Premises and equipment                                                    5,797                 6,377                 5,341
        Foreclosed real estate held for sale                                         61                    57                    85
        Mortgage servicing rights                                                   477                   347                   320
      Deferred income tax credit                                                 (3,246)               (1,920)               (4,326)
      Amortization of premium (discount) on:
         Investment securities available for sale                                  (160)                    9                     7
         Investment securities held to maturity                                 (14,068)              (12,021)               (8,423)
         Mortgage-backed securities held to maturity                             (1,634)                  (63)                   24
         Loans                                                                    1,166                   476                   668
         Deposits                                                                   780
      Amortization of excess of cost over net assets acquired                       134                    63                   355
      Amortization of deferred loan origination fees, net                        (4,710)               (3,905)               (4,728)
      Net loss (gain) on sale and valuation of:
         Investment securities available for sale                                  (351)                  422                  (113)
         Mortgage loans held for sale                                                26                   (43)                  (74)
         Loans                                                                                                                   50
         Derivative instruments                                                     838
         Foreclosed real estate held for sale                                       (89)                  (57)                  (20)
      Originations of mortgage loans held for sale                              (47,446)              (44,389)              (63,812)
      Proceeds from sales of mortgage loans held for sale                         2,148                 3,123
      Decrease (increase) in:
         Trading securities                                                      41,728                37,417                67,970
         Accrued interest receivable                                             14,131               (13,640)               (9,858)
         Other assets                                                            (5,793)                 (528)                2,284
      Increase (decrease) in:
         Accrued interest on deposits and borrowings                             (8,496)               20,425                 9,838
         Other liabilities                                                        3,824                  (490)                2,712
                                                                           ------------           -----------           -----------
           Net cash provided by operating activities                             59,570                44,968                49,439
                                                                           ------------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits in banks                            (14,909)               (2,034)               (1,484)
  Net decrease (increase) in federal funds sold                                  23,463               (27,100)              (16,400)
  Net increase in securities purchased under agreements to resell               (10,287)               (5,154)              (29,443)
  Investment securities available for sale:
     Purchases                                                                 (449,227)               (9,889)              (60,391)
     Proceeds from sales                                                        162,556                 3,552                55,297
     Proceeds from principal repayment                                           32,954                 1,511                 1,244
  Investment securities held to maturity:
    Purchases                                                               (11,453,430)           (2,426,084)           (3,340,222)
    Proceeds from redemption and repayment                                   10,998,040             2,033,788             3,027,764
  Mortgage-backed securities held to maturity:
    Purchases                                                                  (420,790)              (96,454)              (17,502)
    Proceeds from principal repayment                                           178,795                18,680                35,675
  Loans receivable:
    Purchases                                                                  (420,459)             (261,829)             (375,475)
    Proceeds from sales                                                                                                      20,051
    Other increase                                                             (224,004)              (77,817)             (169,940)
  Purchases of options                                                             (331)
  Proceeds from sales of foreclosed real estate held for sale                       434                   142                   587
  Additions to premises and equipment                                            (4,671)              (10,342)              (10,024)
  Purchase of Federal Home Loan Bank stock                                       (8,650)              (17,000)               (7,000)
  Purchase of companies, net of cash acquired                                    (1,070)                                       (109)
                                                                           ------------           -----------           -----------
           Net cash used in investing activities                             (1,611,586)             (876,030)             (887,372)
                                                                           ------------           -----------           -----------
  Forward                                                                  $ (1,552,016)          $  (831,062)          $  (837,933)
                                                                           ------------           -----------           -----------

                                                                                                                        (continued)


W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                2001                  2000                  1999
Forward                                                                     $(1,552,016)          $  (831,062)          $  (837,933)
                                                                            -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                      616,097               374,693               549,325
  Net increase in securities sold under agreements to repurchase                365,447                16,293               123,212
  Securities sold under agreements to repurchase  with original maturities over three months:
      Proceeds                                                                  792,500             1,508,886               418,339
      Payments                                                                 (277,374)           (1,076,074)             (317,908)
  Term notes payments                                                            (5,000)              (31,000)               (5,000)
  Advances from Federal Home Loan Bank:
      Proceeds                                                                   64,000                50,000                39,000
      Payments                                                                  (64,000)
  Net increase in advances from borrowers for taxes
    and insurance                                                                   659                    82                   198
  Repurchase of common stock for retirement                                         (28)               (4,781)               (1,222)
  Issuance of preferred stock                                                    96,341                                      48,273
  Dividends paid                                                                (20,148)              (16,773)              (10,041)
                                                                            -----------           -----------           -----------
        Net cash provided by financing activities                             1,568,494               821,326               844,176
                                                                            -----------           -----------           -----------
NET CHANGE IN CASH AND DUE FROM BANKS                                            16,478                (9,736)                6,243

CASH AND DUE FROM BANKS,  BEGINNING OF YEAR                                      45,936                55,672                49,429
                                                                            -----------           -----------           -----------
CASH AND DUE FROM BANKS, END OF YEAR                                        $    62,414           $    45,936           $    55,672
                                                                            ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest on deposits and other borrowings                               $   226,765           $   171,712           $   120,968
    Income taxes                                                                  8,200                11,104                11,424
  Noncash activities:
    Accrued dividends payable                                                     1,419                   935                 3,602
    Net decrease (increase) in other comprehensive loss                            (538)                1,098                (1,086)
    Mortgage loans securitized and transferred to:
      Trading securities                                                         44,176                38,289                64,169
      Investment securities available for sale                                                                                4,181
      Transfers from loans to foreclosed real estate held for sale                1,017                   569                   291
    Mortgage loans originated to finance the sale of  foreclosed
      real estate held for sale                                                      32                   185                   663
    Capitalized mortgage servicing rights                                           483                   454                   837
    Unpaid additions to premises and equipment                                       19                    80                   739
    Transfer from undivided profits to reserve fund                               6,174                 4,459                 3,712
    Effect in valuation of derivatives and their hedged items:
      Decrease in other assets                                                        8
      Decrease in deposits                                                       13,666
      Increase in other liabilities                                              14,965

                                                                                                                         (concluded)


See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         W Holding Company, Inc. (the "Company") is a financial holding company offering a full range of financial services through its wholly-owned subsidiaries, Westernbank Puerto Rico ("Westernbank") and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank.

         In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

         Westernbank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank. Westernbank offers a full array of consumer and business financial services, including banking and trust services. Westernbank operates through 35 full service branch offices located throughout Puerto Rico, primarily in the Southwestern part of the island, and a fully functional banking site on the Internet. In addition, it operates three divisions: Westernbank International Division, which offers, commercial banking and related services outside of Puerto Rico; Westernbank Trust Division, which offers a full array of trust services; and Westernbank Business Credit, a new division specializing in commercial business loans secured principally by accounts receivable, inventory and equipment, created on June 15, 2001 when Westernbank acquired the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union National Bank N.A. Westernbank owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are not significant.

         On July 1, 2001, the Company acquired 100% of the voting shares of a general insurance agency headquartered in Mayaguez, Puerto Rico. The new corporation is a wholly-owned subsidiary of the Company, and operates as a general agent by placing property and casualty insurance, as well as life and disability insurance. The assets, liabilities, revenues and expenses of this subsidiary at December 31, 2001 and for the year then ended are not significant.

         The accounting and reporting policies of W Holding Company, Inc. conform to accounting principles generally accepted in the United States of America ("GAAP") and banking industry practices. Following is a summary of the Company's most significant accounting policies:

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Westernbank Puerto Rico and Westernbank Insurance Corp. All significant intercompany transactions and balances have been eliminated in consolidation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - Most of the Company's business activities are with customers located within Puerto Rico. Notes 2 and 3 discuss the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentration in any one industry or customer.

         CASH AND CASH EQUIVALENTS - For purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are those amounts included in the statements of financial condition as "cash and due from banks".

         INTEREST-BEARING DEPOSITS IN BANKS AND FEDERAL FUNDS SOLD - Interest-bearing deposits in banks and federal funds sold are recorded at cost and mature as follows: $44,751,000 the next business day and $1,500,000 in April 2002.

         TRADING SECURITIES - Securities held principally for resale in the near term are classified as trading securities and recorded at fair value. Gains and losses on sales and changes in fair value of these securities are included in current operating results.

         INVESTMENT SECURITIES HELD TO MATURITY - Investment securities for which the Company has the positive intent and ability to hold to maturity are carried at cost, adjusted for premium amortization and discount accretion under the interest method over the period to maturity.

         INVESTMENT SECURITIES AVAILABLE FOR SALE - Investment securities available for sale consist of securities not classified as trading securities nor as held to maturity securities. These securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in other comprehensive income. Realized gains and losses on these securities are determined using the specific identification method. Premium amortization and discount accretion are recognized in interest income using the interest method over the period to maturity.

         MORTGAGE LOANS HELD FOR SALE - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method.

         LOANS - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Discounts and premiums on purchased loans are amortized to income over the expected lives of the loans using methods that approximate the interest method.

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

         ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is a current estimate of the losses inherent in the present portfolio based on management's ongoing quarterly evaluations of the loan portfolio. Estimates of losses inherent in the loan portfolio involve the exercise of judgement and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses in the loan portfolio and the related allowance may change in the near term.

         The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology consists of several key elements.

         Larger commercial and construction loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company.

         Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or fair value of the underlying collateral. Commercial business, commercial real estate and construction loans exceeding $500,000 are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.

         Historical loss rates are applied to other commercial loans not subject to specific allowance. The loss rates are derived from historical loss trends for three years.

         Homogeneous loans, such as consumer installments, residential mortgage loans, and credit cards are not individually risk graded. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history for one to three years by loan category.

         An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans.

         Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgement, reflect the impact of any current condition on loss recognition. Factors which management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company's internal credit examiners.

         Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

         FORECLOSED REAL ESTATE HELD FOR SALE - Foreclosed real estate held for sale are carried at the lower of fair value minus estimated costs to sell or cost.

         PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed under the straight-line method over the estimated useful lives of the assets, which range from two to 40 years.

         Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review.

         TRANSFER OF FINANCIAL ASSETS - Transfer of financial assets are accounted for as a sale, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company,
         (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

         MORTGAGE SERVICING RIGHTS - The Company recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired and assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual servicing right, to the extent that fair value is less than the capitalized amount for that right.

         The total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated servicing income.

         STOCK OPTION PLANS - As further discussed in Note 18 to the consolidated financial statements, the Company has two stock option plans. The Company follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.

         INCOME TAXES - Deferred income taxes are accounted for using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FINANCIAL INSTRUMENTS:

- DERIVATIVE FINANCIAL INSTRUMENTS - As part of the Company's asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps and options agreements), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts.

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and Statement of Financial Accounting Standards No. 138 ("SFAS 138"), ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge") or (c) a hedge of foreign currency exposure ("foreign currency hedge").

      In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time those earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings. The Company does not currently have any foreign currency hedges.

      Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated and carried at fair value and designated as a trading or non-hedging derivative instrument.

      The effect of implementing these statements on the Company's financial condition was a decrease in deposits, an increase in other liabilities and an increase in accumulated other comprehensive income (net of tax of $45,000) by $2,607,000, $2,472,000 and $135,000, respectively. There was no effect on results of operations from the implementation of these Statements.

      In the case of interest-rate exchange agreements that qualify for hedging accounting treatment, net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis as an adjustment to interest income or expense on the corresponding hedged assets and liabilities.

      OTHER OFF-BALANCE SHEET INSTRUMENTS - In the ordinary course of business, the Company enters into off-balance sheet instruments consisting of commitments to extend credit, commitments under credit card arrangements and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company periodically evaluates the credit risks inherent in these commitments and letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these financial statements:

      - CASH AND DUE FROM BANKS - The carrying amounts of cash and due from banks approximate their fair value.

      - MONEY MARKET INSTRUMENTS - Money market instruments have been valued at their carrying amount given the relatively short period of time between origination of the instruments and their expected realization.

      - TRADING SECURITIES - For securities held for trading purposes, fair values are based on quoted market prices.

      - INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY - The fair values of investment securities available for sale and held to maturity are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

      - FEDERAL HOME LOAN BANK (FHLB) STOCK - FHLB stock is valued at its redemption value.

      - LOANS - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, commercial, consumer, credit cards and other loans. Each loan category is further segmented into fixed and adjustable interest rate terms and by performing, nonperforming and loans with payments in arrears.

            The fair value of performing loans, except residential mortgages and credit card loans is calculated by discounting scheduled cash flows through the estimated maturity dates using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is computed using an estimated market rate based on secondary market sources adjusted to reflect differences in servicing and credit costs. For credit card loans, cash flows and maturities are estimated based on contractual interest rates and historical experience and are discounted using estimated market rates.

            Fair value for significant nonperforming loans and certain loans with payments in arrears is based on recent external appraisals of collateral. If appraisals are not available, estimated cash flows are discounted using a rate that is commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

      - MORTGAGE SERVICING RIGHTS - The carrying amount of mortgage servicing rights, which is evaluated periodically for impairment, approximates the fair value (fair value is estimated considering prices for similar assets).

      - DEPOSITS - The fair value of deposits with no stated maturity, such as passbook accounts, money market and checking accounts is equal to the amount payable on demand. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

      - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, TERM NOTES AND ADVANCES FROM FHLB - The fair value of securities sold under agreements to repurchase, term notes and advances from FHLB is based on the discounted value using rates currently available to the Company for debt with similar terms and remaining maturities.

      - ACCRUED INTEREST - The carrying amounts of accrued interest approximate their fair values.

      - INTEREST RATE SWAP AND INTEREST RATE OPTION CONTRACTS - The fair value of interest rate swap and interest rate option contracts was obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the contracts, at the reporting date, taking into account current interest rates and the current creditworthiness of the contracts counterparties.

      - COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The fair value of commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

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

     EARNINGS PER SHARE - Basic earnings per share represents income attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to the outstanding convertible preferred stock, which are determined using the if-converted method, and the outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (1,212,905 shares) was antidilutive thus basic equals diluted earnings per common share in 2001, 2000 and 1999. In 2000, the options were not included in the computation of diluted earnings per share because the common stock average market price did not exceed the option exercise price.

         Basic and diluted earnings per share were computed as follows:

                                                                   2001                   2000                   1999
                                                                        (Dollars in thousands, except share data)
         Basic and diluted earnings per share:
           Net income                                          $     62,155           $     44,588           $     37,124
           Less preferred stock dividends                           (10,264)                (5,799)                (4,307)
                                                               ------------           ------------           ------------
           Income attributable to common stockholders          $     51,891           $     38,789           $     32,817
                                                               ============           ============           ============
           Weighted average number of common
             shares outstanding for the year                     41,501,695             41,630,259             42,012,116

           Effect of dilutive stock options                         117,202
                                                               ------------           ------------           ------------
         Total                                                   41,618,897             41,630,259             42,012,116
                                                               ============           ============           ============
         Basic and diluted earnings per share                  $       1.25           $       0.93           $       0.78
                                                               ============           ============           ============




         COMPREHENSIVE INCOME - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders' equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

         RECENT ACCOUNTING DEVELOPMENTS -

         Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 140 ("SFAS 140") ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS 140"). SFAS 140 replaces FASB Statement No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS 125"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 supersedes SFAS 125, although it retains most of SFAS 125's provisions without modification. Adoption of SFAS 140 did not have an effect on the Company's consolidated financial statements.

         Effective April 1, 2001, the Company adopted, Emerging Issues Task Force of the Financial Accounting Standards Board No. 99-20. This document, establishes guidance for (1) recognizing interest income (including amortization of premiums or discounts) on (a) all credit-sensitive mortgage and asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value because of impairment. Existing accounting principles generally accepted in the United States of America did not provide interest recognition and impairment guidance for securities on which cash flows change as a result of both prepayments and credit losses and, in some cases, interest rate adjustments. Implementation of EITF No. 99-20 did not have a significant effect on the Company's consolidated financial results.

         On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS ("SFAS 141") and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). Those statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for the Company, will be January 1, 2002. Implementation of SFAS 142 is not expected to have a material effect on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 becomes effective January 1, 2003, and is not expected to have a significant effect on the Company's consolidated financial condition or results of operations.

         In August 2001, the FASB issued SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, FOR THE DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS 144 becomes effective January 1, 2002, and is not expected to have a significant effect on the Company's consolidated financial statements.

         RECLASSIFICATIONS - Certain reclassifications have been made to prior year's financial statements to conform with the current year presentation.


2.       SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL:

         The Company enters into purchases of securities under agreements to resell the same securities. These agreements are classified as secured loans and are reflected as assets in the consolidated statements of financial condition.

         At December 31, 2001 and 2000, securities purchased under agreements to resell (classified by counterparty) were as follows:


                                                                 2001                 2000
                                                                       (In thousands)
         Doral Securities, Inc.                               $   65,059          $   60,341
         UBS PaineWebber Incorporated of Puerto Rico              45,034              55,070
         Popular Securities, Inc.                                 26,003              10,398
                                                              ----------          ----------
         Total                                                $  136,096          $  125,809
                                                              ==========          ==========


         A comparative summary of securities purchased under agreements to resell as of December 31, were as follows:


                                                               2001                                   2000
                                                 ------------------------------          -------------------------------
                                                                             (In thousands)
                                                                        Fair                                    Fair
                                                                      Value of                                Value of
                                                 Receivable          Underlying          Receivable          Underlying
         Underlying Collateral                     Balance           Collateral            Balance           Collateral
         Investment securities:
           U.S. Government and
             agencies obligations                $   48,114          $   48,838          $   48,076          $   48,984
           Puerto Rico Government and
             agencies obligations                    18,059              18,390
         Mortgage-backed securities -
            Guaranteed by Government
               agencies                              69,923              71,877              77,733              79,837
                                                 ----------          ----------          ----------          ----------
         Total - excluding accrued
             interest receivable                 $  136,096          $  139,105          $  125,809          $  128,821
                                                 ==========          ==========          ==========          ==========
         Accrued interest receivable
             on securities purchased
             under agreements to resell          $       11                              $       82
                                                 ==========                              ==========


         The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest. At December 31, 2001, all repurchase agreements mature the next business day. Securities purchased under agreements to resell are held in safekeeping, in the name of the Company, by Citibank N.A., the Company's custodian, or are held by the counterparty if the agreement is due the next business day.

         Average outstanding balances and maximum month-end outstanding balances during the years ended December 31, 2001 and 2000, and weighted average interest rates for the year and at year end are indicated below:


                                                                    2001                2000
                                                                     (Dollars in thousands)
         Monthly average outstanding balance                   $   126,355          $   123,240
         Maximum outstanding balance at any month-end              145,747              143,121
         Weighted average interest rate:
           For the year                                               4.36%                6.20%
           At year end                                                1.78                 6.75


3.      INVESTMENT SECURITIES:

        The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, were as follows:

                                                                                    Gross              Gross
                                                             Amortized            Unrealized         Unrealized              Fair
          December 31, 2001                                    Cost                  Gains             Losses                Value
                                                                                        (In thousands)
          Trading securities:
            Mortgage-backed securities:
              Government National Mortgage
                 Association (GNMA) certificates            $      2,554          $      25          $                  $      2,579
              Fannie Mae (FNMA) certificates                       2,070                                    40                 2,030
                                                            ------------          ---------          ---------          ------------
          Total                                             $      4,624          $      25          $      40          $      4,609
                                                            ============          =========          =========          ============
          Available for sale:
            U.S. Government and agencies obligations        $    196,600          $                  $     154          $    196,446
            Corporate notes                                       56,301                 22                243                56,080
            Mortgage-backed securities -
            Collateralized mortgage obligations (CMO)             29,062                 94                                   29,156
                                                            ------------          ---------          ---------          ------------
          Total                                             $    281,963          $     116          $     397          $    281,682
                                                            ============          =========          =========          ============
          Held to maturity:
            U.S. Government and agencies obligations        $  1,788,000          $   2,721          $   6,360          $  1,784,361
            Puerto Rico Government and
              agencies obligations                                22,607                249                 15                22,841
            Commercial paper                                      59,992                                                      59,992
            Corporate notes                                       66,460              1,064              1,269                66,255
                                                            ------------          ---------          ---------          ------------
          Total                                                1,937,059              4,034              7,644             1,933,449
                                                            ------------          ---------          ---------          ------------
            Mortgage and other asset-backed
              securities:
              Federal Home Loan Mortgage
                Corporation (FHLMC) certificates                  13,475                455                                   13,930
              GNMA certificates                                   18,500                594                                   19,094
              FNMA certificates                                   10,011                332                                   10,343
              CMO certificates                                   319,386                369              1,799               317,956
              Other                                               71,344                                 3,280                68,064
                                                            ------------          ---------          ---------          ------------
          Total                                                  432,716              1,750              5,079               429,387
                                                            ------------          ---------          ---------          ------------
          Total                                             $  2,369,775          $   5,784          $  12,723          $  2,362,836
                                                            ============          =========          =========          ============


                                                                           Gross               Gross
                                                    Amortized            Unrealized          Unrealized             Fair
December 31, 2000                                    Cost                   Gains              Losses               Value
                                                                                (In thousands)
Trading securities:
  Mortgage-backed securities:
    FNMA certificates                               $      2,095          $      16          $                  $      2,111
    GNMA certificates                                         51                                     1                    50
                                                    ------------          ---------          ---------          ------------
Total                                               $      2,146          $      16          $       1          $      2,161
                                                    ============          =========          =========          ============
Available for sale:
  Mortgage-backed securities -
    GNMA certificates                               $     27,735          $     194          $     123          $     27,806
                                                    ============          =========          =========          ============
Held to maturity:
  U.S. Government and agencies obligations          $  1,367,417          $     707          $  35,546          $  1,332,578
  Puerto Rico Government and
    agencies obligations                                  13,769                281                                   14,050
  Commercial paper                                        34,994                                                      34,994
  Corporate notes                                         51,420                688              2,557                49,551
                                                    ------------          ---------          ---------          ------------
Total                                                  1,467,600              1,676             38,103             1,431,173
                                                    ------------          ---------          ---------          ------------
  Mortgage and other asset-backed
    securities:
    FHLMC certificates                                    16,986                225                 61                17,150
    GNMA certificates                                     23,113                162                 10                23,265
    FNMA certificates                                     12,705                154                 11                12,848
    CMO certificates                                      66,184                423                124                66,483
    Other                                                 70,099                                   754                69,345
                                                    ------------          ---------          ---------          ------------
Total                                                    189,087                964                960               189,091
                                                    ------------          ---------          ---------          ------------
Total                                               $  1,656,687          $   2,640          $  39,063          $  1,620,264
                                                    ============          =========          =========          ============


         The amortized cost and fair value of investment securities available for sale and held to maturity at December 31, 2001, by contractual maturity (excluding mortgage-backed securities), are shown below.

                                                                 Available for Sale                         Held to Maturity
                                                           Amortized             Fair              Amortized                Fair
                                                             Cost                Value               Cost                   Value
                                                                                      (In thousands)
            Due within one year                                                                     $  259,189            $  259,217
            Due after one year through five years         $  196,600          $  196,446             1,273,889             1,273,529
            Due after five years through ten years                                                     268,597               267,992
            Due after ten years                               56,301              56,080               135,384               132,711
                                                          ----------          ----------          ------------          ------------
            Total                                            252,901             252,526             1,937,059             1,933,449
            Mortgage and other asset-backed securities        29,062              29,156               432,716               429,387
                                                          ----------          ----------          ------------          ------------
            Total                                         $  281,963          $  281,682          $  2,369,775          $  2,362,836
                                                          ==========          ==========          ============          ============


         Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the years ended December 31, 2001, 2000 and 1999, were as follows:

                                             2001              2000              1999
                                                          (In thousands)
         Proceeds from sales            $  162,556          $  3,552          $  55,297
         Gross realized gains                  426                                  137
         Gross realized losses                  75               422                 24


         Unencumbered investment securities held to maturity at December 31, 2001, amounted to $320,269,000 after taking into account the investment securities pledged (Notes 7, 10 and 19), those sold under agreements to repurchase (Note 8), those pledged to the Federal Reserve Bank of $4,989,000, and those pledged to the Puerto Rico Treasury Department (for the Westernbank International Division) of $350,000.

         Nontaxable interest income on investments for the years ended December 31, 2001, 2000 and 1999, amounted to $131,112,000, $93,122,000, and
         $72,012,000, respectively. Nontaxable interest income relates mostly to interest earned on government obligations of the United States and Puerto Rico, certain mortgage-backed securities, and investments of the Westernbank International division.

4.       LOANS:

         The loan portfolio at December 31, consisted of the following:

                                                                                   2001                     2000
                                                                                        (In thousands)
         REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
             Commercial real estate                                           $   1,117,451           $     887,084
             Conventional:
             One-to-four-family residences                                          827,110                 762,655
             Other properties                                                         2,734                   2,592
             Construction and land acquisition                                      125,047                  87,834
             Insured or guaranteed - Federal Housing Administration,
             Veterans Administration and others                                      16,896                  16,701
                                                                              -------------           -------------
             Total                                                                2,089,238               1,756,866
                                                                              -------------           -------------
             Plus (less):
               Undisbursed portion of loans in process                               (5,624)                 (5,963)
               Premium on loans purchased                                             2,036                   2,712
               Deferred loan fees - net                                              (4,531)                 (4,412)
                                                                              -------------           -------------
             Total                                                                   (8,119)                 (7,663)
                                                                              -------------           -------------
             Real estate loans - net                                              2,081,119               1,749,203
                                                                              -------------           -------------
         OTHER LOANS:
             Commercial loans                                                       376,408                 100,487
             Loans on deposits                                                       35,140                  37,108
             Credit cards                                                            63,108                  35,556
             Consumer loans                                                         318,509                 311,062
          Plus (less):
             Premium on loans purchased                                               4,169
             Deferred loan fees - net and unearned interest                          (1,685)                   (828)
                                                                              -------------           -------------
              Other loans - net                                                     795,649                 483,385
                                                                              -------------           -------------
         TOTAL LOANS                                                              2,876,768               2,232,588

         ALLOWANCE FOR LOAN LOSSES                                                  (38,364)                (28,928)
                                                                              -------------           -------------
         LOANS - NET                                                          $   2,838,404           $   2,203,660
                                                                              =============           =============


         The Company originated commercial real estate loans during 2001 amounting to $542,814,000, totalling $1,117,451,000 at December 31, 2001. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities. Foreign loans amounted to $3,850,000 and $5,490,000 at December 31, 2001 and 2000, respectively.

         The Company originates mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, mortgage loans are designated as held for either sale or investment purposes. Mortgage loans held for sale are carried at the lower of cost or fair value, determined on a net aggregate basis. At December 31, 2001 and 2000, mortgage loans with a cost of $5,352,000 and $4,640,000, respectively, were designated as held for sale.

         The following table reflects the outstanding principal balance of nonaccrual loans and the corresponding effect on earnings:


                                                                    2001            2000            1999
                                                                              (In thousands)
         Outstanding principal balance
           at end of year                                         $14,113          $9,690          $6,955
                                                                  =======          ======          ======
         Interest which would have been recorded
           if the loans had been performing and not been
           classified as nonaccrual                               $ 1,123          $  979          $  514
                                                                  =======          ======          ======


         Loans serviced for others are not included in the consolidated statements of financial condition. At December 31, 2001 and 2000, the unpaid principal balance of these loans amounted to $307,867,000 and $297,143,000, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with the loans serviced for others, the Company held borrowers' escrow balances of $852,000 and $786,000 at December 31, 2001 and 2000, respectively.

         Mortgage servicing rights, included as other assets, amounted to $2,091,000, $2,085,000 and $1,979,000 at December 31, 2001, 2000 and
         1999, respectively. In 2001, 2000 and 1999, the Company capitalized mortgage servicing rights amounting to $483,000, $454,000 and $837,000, respectively. Amortization of mortgage servicing rights was $477,000, $347,000, and $320,000 in 2001, 2000, and 1999, respectively. At
         December 31, 2001, 2000 and 1999, the carrying value of mortgage servicing rights approximates fair value.

         In the normal course of business, the Company engages in business transactions with its directors, executive officers, principal shareholders and organizations associated with them. Loans to related parties, mainly mortgage loans for purchase of the principal residence, are substantially on the same terms as loans to nonrelated parties. The aggregate amount of loans outstanding to related parties at December 31, 2001 and 2000 totalled $708,000 and $614,000, respectively.

         Changes in the allowance for loan losses are summarized below:


                                                        2001                2000              1999
                                                                      (In thousands)
         Balance - at January 1                       $ 28,928           $ 23,978           $ 15,800
         Provision charged to income                    12,278              8,700             14,000
         Allowance acquired                              2,892
         Recoveries                                      1,304              1,613              1,536
         Write-off of uncollectible accounts            (7,038)            (5,363)            (7,358)
                                                      --------           --------           --------
         Balance - at December 31                     $ 38,364           $ 28,928           $ 23,978
                                                      ========           ========           ========


         The total investment in impaired commercial and construction loans at December 31, 2001 and 2000 was $42,478,000 and $12,874,000,
         respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at December 31, 2001 and 2000. Impaired commercial and construction loans amounting to $21,996,000 and $8,040,000 at December 31, 2001 and 2000, respectively, were covered by a valuation allowance of $4,181,000 and $1,157,000, respectively. Impaired commercial and construction loans amounting to $20,482,000 and $4,834,000 at December 31, 2001 and 2000, respectively, did not require a valuation allowance in accordance with SFAS 114. The average investment in impaired commercial and construction loans during the years ended December 31, 2001, 2000 and 1999, amounted to $20,293,000, $11,873,000 and $14,919,000, respectively. The Company's policy is to recognize interest income related to impaired loans on a cash basis when they are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income during the years ended December 31, 2001, 2000 and 1999, amounted to $1,716,000, $780,000 and
         $1,470,000, respectively.

5.       FORECLOSED REAL ESTATE HELD FOR SALE:

         Foreclosed real estate held for sale at December 31, consisted of the following:

                                                                   2001              2000              1999
                                                                                (In thousands)
         Balance, foreclosed real estate held for sale:
           Residential (1 - 4 units)                             $    934          $     90          $    159
           Commercial                                               2,397             2,662             2,371
                                                                 --------          --------          --------
         Total                                                      3,331             2,752             2,530
         Less valuation allowance                                     318               298               298
                                                                 --------          --------          --------
         Foreclosed real estate held for sale - net              $  3,013          $  2,454          $  2,232
                                                                 ========          ========          ========


6.       PREMISES AND EQUIPMENT:

         Premises and equipment at December 31, consisted of the following:

                                                                    2001               2000
                                                                         (In thousands)
         Land                                                    $  13,153          $  12,802
         Buildings and improvements                                  7,747              7,788
         Furniture and equipment                                    23,190             23,761
         Leasehold improvements                                     11,542             10,776
         Construction in progress                                    2,951              2,196
                                                                 ---------          ---------
         Total                                                      58,583             57,323
         Less accumulated depreciation and amortization             17,910             15,585
                                                                 ---------          ---------
         Total                                                   $  40,673          $  41,738
                                                                 =========          =========


7.       DEPOSITS AND INTEREST EXPENSE:

         Deposits at December 31, consisted of the following:


                                                     2001                 2000
                                                          (In thousands)
         Noninterest bearings accounts          $    123,932          $    120,559
         Passbook accounts                           465,267               416,684
         NOW accounts                                115,977                92,737
         Super NOW accounts                           18,609                18,284
         Money market accounts                         6,806                 6,360
         Certificates of deposit                   2,477,842             1,950,598
                                                ------------          ------------
         Total                                     3,208,433             2,605,222
         Accrued interest payable                     25,479                31,473
                                                ------------          ------------
         Total                                  $  3,233,912          $  2,636,695
                                                ============          ============



         The weighted average interest rate of all deposits at December 31, 2001 and 2000, was approximately 4.02% and 5.52%, respectively. At December 31, 2001, the aggregate amount of deposits in denominations of $100,000 or more was $583,979,000 ($432,653,000 at December 31, 2000). Deposits
         include brokered deposits of $1,572,000,000 and $1,271,305,000 at December 31, 2001 and 2000, respectively. Deposits of directors, executive officers, principal shareholders and organizations associated with them amounted to $7,273,000 and $5,796,000 at December 31, 2001 and 2000, respectively.

         At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:


         Year Ending                                    Amount
         December 31,                                (In thousands)
         2002                                         $1,339,955
         2003                                            330,842
         2004                                            224,586
         2005                                             24,462
         2006                                             50,604
         Thereafter                                      507,393
                                                      ----------
         Total                                        $2,477,842
                                                      ==========


         At December 31, 2001, the Company had pledged the following assets:

         (1) Investment securities held to maturity with a carrying value of $16,007,000 and mortgage-backed securities held to maturity with a carrying value of $16,888,000 to secure public funds.

         (2) Mortgage-backed securities held to maturity with a carrying value of $295,000 as bond requirement for individual retirement accounts.

         A summary of interest expense on deposits for the years ended December 31, follows:


                                               2001               2000                1999
                                                            (In thousands)
         Passbook                          $   12,800          $   12,491          $  12,462
         NOW, Super NOW and Money
             Market accounts                    3,479               3,185              3,103
         Certificates of deposit              113,397             111,964             74,989
                                           ----------          ----------          ---------
         Total                             $  129,676          $  127,640          $  90,554
                                           ==========          ==========          =========


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

         Reverse repurchase agreements at December 31, 2001 mature as follows: within 30 days $503,298,000; in 2002 $303,250,000; in 2005
         $164,650,000; in 2006 $47,500,000 and $1,040,948,000 thereafter. At
         December 31, 2001, with respect to reverse repurchase agreements amounting to $775,098,000, excluding FHLB reverse repurchase agreements (Note 10), the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter.

         Reverse repurchase agreements at December 31, consisted of the following:

                                                2001                   2000
                                                      (In thousands)
         Fixed rate                         $  2,059,646          $  1,134,048
         Variable rate                                                  45,025
                                            ------------          ------------
         Total                              $  2,059,646          $  1,179,073
                                            ============          ============


         Reverse repurchase agreements include $200,000,000 of long-term agreements with fixed rate step-up schedule.

         At December 31, 2001 and 2000, securities sold under agreements to repurchase (classified by counterparty) were as follows:


                                                                    2001                                       2000
                                                    -----------------------------------         -----------------------------------
                                                                            Fair Value                                  Fair Value
                                                      Borrowing           of Underlying            Borrowing          of Underlying
                                                       Balance              Collateral              Balance             Collateral
                                                                                   (In thousands)
           Lehman Brothers Inc. and affiliates      $    733,950          $    754,046          $    475,144          $    511,086
           Federal Home Loan Bank of New York            649,000               702,801               476,000               507,886
           UBS PaineWebber Incorporated
            of Puerto Rico                               255,730               262,177                69,214                74,908
           Morgan Stanley Dean Witter                    148,500               150,812                 4,335                 4,545
           Keefe, Bruyette and Woods, Inc.               113,700               118,346
           Merrill Lynch Government
             Securities Inc. and affiliates               95,483               101,175                89,380                96,576
           Salomon Smith Barney Inc. and affiliates       50,000                55,575                50,000                54,378
           Bear, Stearns and Company, Inc.                13,283                14,230
           The Conservation Trust Fund
             of Puerto Rico                                                                           15,000                15,467
                                                    ------------          ------------          ------------          ------------
           Total                                    $  2,059,646          $  2,159,162          $  1,179,073          $  1,264,846
                                                    ============          ============          ============          ============


         Borrowings under reverse repurchase agreements at December 31, were collateralized as follows:


                                                                  2001                                         2000
                                                    -----------------------------------         ----------------------------------
                                                       Carrying                 Fair             Carrying                  Fair
              Securities Underlying                    Value of               Value of           Value of                 Value of
                Reverse Repurchase                    Underlying             Underlying         Underlying              Underlying
                    Agreements                        Collateral             Collateral         Collateral              Collateral
                                                                                    (In thousands)
           U.S. Government  and agencies
              obligations - held to maturity        $  1,657,001          $  1,654,518          $  1,195,157          $  1,164,678
           U.S. Government  and agencies
              obligations - available for sale           196,600               195,447
           Mortgage-backed securities - held
              to maturity                                280,443               280,042                61,573                61,908
           Mortgage-backed securities -
              available for sale                          29,062                29,155                23,402                23,534
           Other investments                                                                          17,170                14,726
                                                    ------------          ------------          ------------          ------------
           Total                                       2,163,106          $  2,159,162             1,297,302          $  1,264,846
                                                                          ============                                ============
           Accrued interest receivable
             of underlying securities                     10,211                                     19,424
                                                    ------------                                ------------
           Total                                    $  2,173,317                                $  1,316,726
                                                    ============                                ============



         Average outstanding balances and maximum month-end outstanding balances during the years ended December 31, 2001 and 2000, and weighted average interest rates for the year and at year-end are indicated below:

                                                                                     2001             2000
                                                                                    (Dollars in thousands)

         Monthly average outstanding balance                                         $ 1,521,005       $ 862,994
         Maximum outstanding balance at any month-end                                  2,059,646       1,179,073
         Weighted average interest rate:
           For the year                                                                   5.38 %            6.37%
           At year end                                                                    4.19              6.10

9.       LINES OF CREDIT:

         As of December 31, 2001 and 2000, Westernbank had line of credit agreements with three commercial banks permitting Westernbank to borrow a maximum aggregate amount of $75,000,000 and $35,000,000, respectively, (there were no borrowings during the years ended December 31, 2001 and 2000, under such lines of credit). The agreements provide for unsecured advances to be used by Westernbank on an overnight basis. Interest rate is negotiated at the time of the transaction. The credit agreements are renewable annually.

10.      TERM NOTES AND ADVANCES FROM FEDERAL HOME LOAN BANK:

         Term notes and advances from Federal Home Loan Bank ("FHLB") at December 31, consisted of the following:


                                                                     2001                          2000
                                                                -----------------            -----------------
                                                                         Weighted                  Weighted
                                                                         Interest                   Interest
                                                                Amount     Rate              Amount   Rate
                                                                            (Dollars in thousands)
         TERM NOTES -
           Variable rate notes
             (83% to 89% of three
             month LIBID rate)                                 $ 43,000    1.66%            $ 48,000   5.59%
                                                               ========    ====             ========   ====
         ADVANCES FROM FHLB:
           Variable rate convertible advances
             (88 % to 94 % of three month LIBID rate)                                       $ 64,000
           Fixed rate convertible advances
             (4.10 % to 6.66 %)                                $120,000                       56,000
                                                               --------                       ------

           Total advances from FHLB                            $120,000    5.10%            $120,000   6.41%
                                                               ========    ====             ========   ====

         Term notes amounting to $40,000,000 are secured by irrevocable stand-by letters of credit issued by a commercial bank (the "issuer") with credit values amounting to $40,900,000. Under the letters of credit securities pledge agreements, the Company has delivered to the issuer specific investment securities having a fair value, determined monthly, of at least 105% of the face amount of the letters of credit. At December 31, 2001, the carrying value of the specific collateral held by the issuer consisted of investment securities held to maturity of $44,500,000.

         Term notes amounting to $3,000,000 are secured by a pledge of certain collateral pursuant to pledge agreements. Under the pledge agreements, the Company has delivered to the note holders investments and mortgage-backed securities having a fair value determined every two weeks of at least 105% of the aggregate principal amount of the current notes outstanding. At December 31, 2001, the carrying value of the specific collateral held by the note holders consisted of investment securities held to maturity of $3,600,000.

         Advances and reverse repurchase agreements (Note 8) are received from the FHLB under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and reverse repurchase agreements, respectively. At December 31, 2001, convertible advances were secured by investment securities held to maturity amounting to $8,690,000 and mortgage notes amounting to $145,516,000. At the advance's and reverse repurchase agreement's first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advance and reverse repurchase agreement, including any accrued interest, on such optional conversion date.

         Term notes and advances from FHLB by contractual maturities at December 31, 2001, were as follows:

         Year Ending              Term             Advances
         December 31,             Notes           from FHLB
                                     (In thousands)
         2002                    $ 43,000
         2003                                    $   14,000
         2005                                        14,000
         2006                                        50,000
         2010                                        42,000
                                 ---------       ----------

         Total                   $  43,000       $  120,000
                                 =========       ==========

11.   INCOME TAXES:

      Under the Puerto Rico Internal Revenue Code (the "Code"), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, Westernbank and Westernbank Insurance Corp. are subject to Puerto Rico regular income tax or alternative minimum tax ("AMT") on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

      The Code provides a dividend received deduction of 100%, on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company's effective tax rate is substantially below the statutory rate.

      The provision for income taxes for the years ended December 31, consisted of the following:

                                                                           2001         2000          1999
                                                                                 (In thousands)

      Current                                                            $ 11,750      $  7,734      $ 13,806
      Deferred                                                             (3,246)       (1,920)       (4,326)
                                                                         --------      --------      --------
      Total                                                              $  8,504      $  5,814      $  9,480
                                                                         ========      ========      ========

      A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the years ended December 31, is as follows:

                                                                             2001         2000         1999

                                                                                   (IN THOUSANDS)

      Computed at Puerto Rico statutory rate                                $27,557      $19,657       $ 18,176
      Effect on provision of:
          Exempt interest income, net                                       (20,791)     (13,864)        (9,794)
          Net nondeductible expenses                                             26          105            413
          Other                                                               1,712          (84)           685
                                                                            -------      -------       --------
      Provision for income taxes as reported                                $ 8,504      $ 5,814       $  9,480
                                                                            =======      ========      ========


      Statutory tax rates                                                     39%          39%           39%
                                                                              ==           ==            ==

      Deferred income tax assets (liabilities) as of December 31, 2001 and 2000, consisted of the following:


                                                                                         2001          2000
                                                                                            (IN THOUSANDS)
      Allowance for loan losses                                                        $ 13,834      $ 11,282
      Unrealized losses in derivatives instruments                                          891
      Mortgage servicing rights                                                            (816)         (813)
      Allowance for foreclosed real estate held for sale                                     39            75
      Other temporary differences                                                           (47)          (60)
                                                                                       --------      --------

      Total                                                                              13,901        10,484
      Less valuation allowance                                                               39            39
                                                                                       --------      --------

      Deferred income taxes, net                                                       $ 13,862      $ 10,445
                                                                                       ========      ========

         Changes in the valuation allowance for deferred income tax assets were as follows:

                                                                                     2001        2000       1999
                                                                                            (IN THOUSANDS)

         Balance - at January 1                                                     $  39       $ 635       $ 400
         Increase (decrease) in valuation allowance                                              (596)        235
                                                                                    -----       -----       -----

         Balance - at December 31                                                   $  39       $  39       $ 635
                                                                                    =====       =====       =====

         Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are not met.

12.      NET GAIN (LOSS) ON SALES AND VALUATION OF LOANS, SECURITIES AND OTHER
         ASSETS:

         Net gain (loss) on sales and valuation of loans, securities and other assets for the years ended December 31, 2001, 2000 and 1999, consisted of the following:

                                                                                        2001      2000       1999
                                                                                             (IN THOUSANDS)

         Trading account securities, mainly related
           to loans securitized                                                       $ (192)   $ (204)    $  550
         Investment securities available for sale                                        351      (422)       113
         Mortgage loans held for sale                                                    (26)       43         74
         Other                                                                            27                  (47)
                                                                                      ------    ------     ------
         Total                                                                        $  160    $ (583)    $  690
                                                                                      ======    ======     ======

13.      COMMITMENTS AND CONTINGENCIES:

         In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial condition. The principal commitments of the Company are as follows:

         a.       LEASE COMMITMENTS:

                  At December 31, 2001, the Company is obligated under noncancelable operating leases for banking premises. Certain leases contain escalation clauses providing for increased rental. Rent expense amounted to $1,938,000, $1,834,000, and $1,652,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                  The projected minimum rental payments under the leases with initial or remaining terms of more than one year, without considering renewal options, and expiring through 2025 are as follows:


                     YEAR ENDING                                                        MINIMUM
                     DECEMBER 31,                                                         RENT
                                                                                      (IN THOUSANDS)
                     2002                                                               $   1,726
                     2003                                                                   1,511
                     2004                                                                   1,545
                     2005                                                                   1,571
                     2006                                                                   1,482
                     Thereafter                                                            16,758
                                                                                        ---------

                     Total                                                              $  24,593
                                                                                        =========

         b.       PURCHASE COMMITMENT:

                  In December 2001, the Company entered into a commitment to purchase for $50.5 million a 23-story office building, including a related parking facility, located in Hato Rey, San Juan, Puerto Rico's central business district.

         See Note 19 for standby letters of credit.

14.      RETIREMENT BENEFIT PLANS:

         PENSION PLAN

         The Company established a retirement plan for directors who were not also executive officers and who elected to retire after January 1, 1988. The Plan generally provided pension benefits ranging from 80% to 100% of the Director's average remuneration based on consecutive years of service (vesting started after six years) and average earnings during the last five years (three years if the Director has served longer than 25 years). On February 24, 1989, the Plan was substantially amended to limit the pension benefits to only those directors who were founders of the Company, had attained the age of 50 years and had served for 25 consecutive years on the Board. The amended plan provides for pension benefits equal to the Director's average remuneration during the last three years of service. The other Directors (non-founders) by approving this amendment waived and renounced their pension benefits under the Plan. The Plan was unfunded as of December 31, 2001 and 2000. The accumulated benefit obligation under this Plan is $186,000 and $218,000 as of December 31, 2001 and 2000,
         respectively.

         PROFIT-SHARING AND DEFINED CONTRIBUTIONS PLANS

         The Company has a non-contributory deferred profit-sharing plan, covering substantially all of its employees, which provides for retirement and disability benefits. The Company's contribution to the profit-sharing plan is discretionary and is generally based on a formula related to net income. The Company's contributions for the years ended December 31 were as follows: 2001 - $250,000; 2000 - $250,000; 1999 - $753,000.

         The Company has a defined contribution plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company who have one year of service and are age twenty-one or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to a specified maximum. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company's contributions plus actual earnings thereon are 100 percent vested after five years of credited service. In case of death or disability, a participant will be 100 percent vested regardless of the number of years of credited service. The Company's contributions for the years ended December 31, 2001, 2000 and 1999, amounted to $286,000, $236,000 and $217,000, respectively.

15.      ACQUISITION

         On July 1, 2001, the Company acquired for $1.1 million the 100% of the voting shares of a general insurance agency headquartered in Mayaguez, Puerto Rico (the "Agency") from a related party. The net assets acquired were not significant. The new corporation is a wholly-owned subsidiary of the Company, and operates as a general agent by placing property and casualty insurance, as well as life and disability insurance. This transaction was approved by the regulatory authorities.

16.      MINIMUM REGULATORY CAPITAL REQUIREMENTS:

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

         Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Companies met all capital adequacy requirements to which they are subject.

         As of December 31, 2001, Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At December 31, 2001, there are no conditions or events that management believes have changed Westernbank's category.

         The Companies' actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table below:

                                                                                                            MINIMUM TO BE
                                                                                    MINIMUM             WELL CAPITALIZED UNDER
                                                                                    CAPITAL                PROMPT CORRECTIVE
                                                           ACTUAL                 REQUIREMENT              ACTION PROVISIONS
                                                      ------------------    ------------------------  ---------------------------
                                                      AMOUNT     RATIO         AMOUNT       RATIO         AMOUNT      RATIO
                                                                           (Dollars in thousands)
         AS OF DECEMBER 31, 2001:

         Total Capital to Risk Weighted Assets:
              Consolidated                           $ 424,680     12.65%       $   268,657    8 %           N/A         N/A
              Westernbank                              407,793     12.15            268,594    8          $ 335,743      10 %

         Tier I Capital to Risk Weighted Assets:
              Consolidated                           $ 386,316     11.64%       $   132,794    4 %           N/A         N/A
              Westernbank                              369,429     11.13            132,763    4          $ 199,144      6 %

         Tier I Capital to Average Assets:
              Consolidated                           $ 386,316      7.17%       $   161,675    3 %           N/A         N/A
              Westernbank                              369,429      6.86            161,626    3          $ 269,377      5 %

         AS OF DECEMBER 31, 2000:

         Total Capital to Risk Weighted Assets:
              Consolidated                           $ 279,275     11.73%       $   190,409    8 %           N/A         N/A
              Westernbank                              279,275     11.73            190,409    8          $ 238,012      10 %

         Tier I Capital to Risk Weighted Assets:
              Consolidated                           $ 250,347     10.65%       $    94,048    4 %           N/A         N/A
              Westernbank                              250,347     10.65             94,048    4          $ 141,071      6 %

         Tier I Capital to Average Assets:
              Consolidated                           $ 250,347      6.02%       $   124,698    3 %           N/A         N/A
              Westernbank                              250,347      6.02            124,698    3          $ 207,830      5 %

         The Company's ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

17.      COMMON AND PREFERRED STOCK TRANSACTIONS:

         During 2001, 2000 and 1999, the Company acquired and retired shares of common stock as follows: $28,000 (1,700 shares) in 2001; $4,781,000
         (498,300 shares) in 2000; and $1,222,000 (80,309 shares) in 1999.

         The Company's Board of Directors approved the issuance of the following non-cumulative, monthly income preferred stock (liquidation preference $25 per share):


                                                                    Issuance                   Proceeds From
         Issuance                                    Dividend      Price Per    Shares        Issuance, Net of   Issuance
           Year       Type of Preferred Stock          Rate          Share      Issued         Issuance Costs      Costs
        -------------------------------------------------------------------------------------------------------------------
           1998     Convertible, 1998 Series A         7.125 %       $25       1,219,000       $29,143,000     $ 1,332,000
           1999     Non-convertible, 1999 Series B      7.25          25       2,001,000        48,273,000       1,752,000
           2001     Non-convertible, 2001 Series C      7.60          25       2,208,000        53,103,000       2,097,000
           2001     Non-convertible, 2001 Series D      7.40          25       1,791,999        43,238,000       1,562,000
                                                                        -      ---------      ------------     -----------

                    Total                                                      7,219,999      $173,757,000     $ 6,743,000
                                                                               =========      ============     ===========

        The preferred stock rank senior to the Company's common stock as to dividends and liquidation rights. Each share of the, 1998 Series A preferred stock is convertible, at the holder's option, at any time on or after the 90th day following the issue date, into .995 shares of the Company's common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $25.125 per share of common stock.

        The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the twelve month period beginning July 1 for 1998 Series A, May 28 for 1999 Series B, March 30 for the 2001 Series C and August 1 for the 2001 Series D of the years indicated below, plus accrued and unpaid dividends, if any, for the current period to the date of redemption:

                                                                  REDEMPTION
        PRICE PER SHARE

                  YEAR                            SERIES A         SERIES B         SERIES C           SERIES D
        -------------------------------------------------------------------------------------------------------
        2002                                          $26.00               -               -                  -
        2003                                           25.75               -               -                  -
        2004                                           25.50         $  26.00              -                  -
        2005                                           25.25            25.50              -                  -
        2006                                           25.00            25.00         $  25.50           $ 25.50
        2007                                           25.00            25.00            25.25             25.25
        2008 and thereafter                            25.00            25.00            25.00             25.00

18.      STOCK COMPENSATION PLANS:

         In June 1999, the Board of Directors approved the 1999 Qualified Stock Option Plan (the "1999 Qualified Option Plan") and the 1999 Nonqualified Stock Option Plan (the "1999 Nonqualified Option Plan"), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company's common stock. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options' exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. At December 31, 2001 and 2000, the Company had outstanding 2,370,000 and 2,295,000 options, respectively, under the 1999 Qualified Stock Option Plan. These options were granted to various executives' officers and employees, which will become fully exercisable after five years following the grant date. During 2001 and 2000, the Company granted 75,000 and 2,295,000 options, respectively, to various executive officers and employees. None of these options were exercised or forfeited in 2001 and 2000.

         As describe in Note 1, the Company follows the intrinsic value-based method. Accordingly, no compensation expense was recognized at the measurement date. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                           YEARS ENDED DECEMBER 31,
                                                     2001                            2000
                                        AS REPORTED      PRO FORMA      AS REPORTED         PRO FORMA
                                          (DOLLARS IN THOUSANDS)            (DOLLARS IN THOUSANDS)
         Net income                      $ 62,155        $ 61,373        $  44,588            $43,837
                                         ========        ========        =========            =======
         Basic and diluted
            earnings per share           $   1.25        $   1.23        $    0.93            $  0.91
                                         ========        ========        =========            =======

         The fair value of the options granted in years 2001 and 2000 were $4.87 and $2.68 per option, respectively. They were estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (1) the dividend yield was 2.14% (2.42% in 2000); (2) the expected life was 7 years; (3) the expected volatility was 41.95% (37.00% in 2000); and, (4) the risk-free interest rate was 5.40% (6.15% in 2000). The weighted market price of the stock at the grant date was $11.68 ($ 8.25 in 2000).

19.      FINANCIAL INSTRUMENTS:

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

         The contract amount of financial instruments, whose amounts represent credit risk at December 31, 2001 and 2000, was as follows:

                                                                                                2001           2000
                                                                                                   (IN THOUSANDS)
         Commitments to extend credit:
           Fixed rates                                                                        $ 11,839       $ 10,195
           Variable rates                                                                      151,757        133,141
         Unused lines of credit:
            Commercial                                                                          53,723         39,074
            Credit cards and other                                                              75,683         57,191
         Stand-by letters of credit                                                              2,340          1,180

         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company utilizes various derivative instruments for hedging purposes and other than hedging purposes such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Company controls the credit risk of its derivative financial instrument agreements through credit approvals, limits and monitoring procedures.

         The Company enters into interest-rate swap contracts in managing its interest rate exposure. Interest-rate swap contracts generally involve the exchange of fixed and floating-rate interest-payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Interest rate swaps are the most common type of derivative contract that the Company utilizes. Situations in which the Company utilizes interest rate swaps are: a) to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, and b) to convert its variable rate - term notes and FHLB advances (liabilities) to a fixed rate. By entering into the swap, the principal amount of the hedged item would remain unchanged but the interest payment streams would change.

         Interest-rate swap contracts used to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, mature between ten to twenty years with a right by the counterparty to call after the first anniversary. The Company has an identical right to call the certificates of deposit.

         In addition, the Company offers its customers certificates of deposit which contain an embedded derivative tied to the performance of Standard & Poor's 500 Composite Stock Index that must be bifurcated from the host deposit and recognized in the statement of financial condition in accordance with SFAS 133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses interest rate swap and option agreements with major broker dealer companies to manage its exposure to the stock market. Under the terms of the swap agreements, the Company will receive the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. Under the option agreements, the Company also will receive the average increase in the month-end value of the index but in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative instrument of the certificates of deposit and the interest rate swap and option agreements do not qualify for hedge accounting, these derivative instruments are marked to market through earnings.

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

         Information pertaining to the notional amounts of the Company's derivative financial instruments as of December 31, was as follows:

                                                                                      NOTIONAL AMOUNT
                                                                                    2001           2000
          Type of Contract                                                            (In thousands)
         HEDGING ACTIVITIES:
          FAIR VALUE HEDGE:
           Interest rate swaps used to hedge
             fixed rate certificates of deposit                                  $   548,347     $  730,739

         CASH FLOW HEDGE:
           Interest rate swaps used to hedge variable rate:
             Term notes                                                               40,000         40,000
             FHLB advances                                                                           50,000
                                                                                 -----------     ----------
          TOTAL                                                                  $   588,347     $  820,739
                                                                                 ===========     ==========
         DERIVATIVES NOT DESIGNATED AS HEDGE:

                  Interest rate swaps (unmatched portion)                        $    11,653     $   14,240
                  Interest rate swaps used to manage exposure
                    to the stock market                                               36,329
                  Embedded options on stock indexed deposits                          37,952
                  Purchased options used to manage exposure
                    to the stock market on stock indexed deposits                      1,623
                  Caps                                                               100,000        100,000
                                                                                 -----------     ----------
         TOTAL                                                                   $   187,557     $  114,240
                                                                                 ===========     ==========

         At December 31, 2001, the fair value of the hedging instruments and the hedged deposits represented an unrealized net loss and gain, respectively of $10.8 million, and were recorded as "Other Liabilities" and as a decrease to "Deposits", respectively, in the accompanying December 31, 2001 statement of financial condition. For the year ended December 31, 2001, the net loss on fair value hedge derivative activities and the net gain on hedged deposits amounted to $8,165,000.

         At December 31, 2001, the fair value of the cash flow hedge derivatives activities represented an unrealized loss of $356,000 and was recorded as "Other Liabilities" in the accompanying December 31, 2001 statement of financial condition. Their effect on "Other Comprehensive Income" at December 31, 2001 was a decrease of $217,000, net of taxes of $139,000.

         At December 31, 2001 and 2000, the fair value of the derivatives not designated as hedge represented an unrealized net loss of $7,865,000 and $326,000, respectively, and were recorded as a decrease in "Other Assets" ($8,000 in 2001), as an increase in "Deposits" ($3,821,000 in 2001) and as an increase in "Other Liabilities" ($4,036,000 in 2001 and $326,000 in 2000) in the accompanying statements of financial condition. For the years ended December 31, 2001, 2000 and 1999 net gain (loss) on derivatives not designated as hedge amounted to ($838,000), $11,000, and ($323,000), respectively.

         A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at December 31, follows:

                                                                                   2001            2000
                                                                                  (DOLLARS IN THOUSANDS)
Pay floating/received fixed:
  Notional amount                                                               $ 560,000       $ 744,979
  Weighted average receive rate at year end                                          6.13%           6.76%
  Weighted average pay rate at year end                                              2.21%           6.44%
   Floating rate in percentage of three month LIBOR,
      plus a spread ranging from minus .22% to plus .25%                              100%            100%


                                                                                   2001           2000
                                                                                 (DOLLARS IN THOUSANDS)
Pay fixed/receive floating:
  Notional amount                                                              $ 40,000        $  90,000
  Weighted average receive rate at year end                                        1.60%            5.65%
  Weighted average pay rate at year end                                            4.49%            5.32%
   Floating rate in percentage of
      three month LIBOR, minus .10%                                             85% to 100%    85% to 100%

      The changes in notional amount of swaps outstanding during the years ended December 31, follows:

                                                                                        2001           2000
                                                                                         (IN THOUSANDS)
Beginning balance                                                                    $ 834,979      $ 509,479
New swaps                                                                              456,329        356,500
Matured swaps                                                                         (654,979)       (31,000)
                                                                                     ---------      ---------
Ending balance                                                                       $ 636,329      $ 834,979
                                                                                     =========      =========

         At December 31, 2001, the maturities of interest rate swaps, cap agreement, embedded options and purchased options by year were as follows:

          YEAR ENDING                                                                  EMBEDDED     PURCHASED
          DECEMBER 31,                                    SWAPS           CAP          OPTIONS       OPTIONS
                                                                      (IN THOUSANDS)
          2002                                          $  40,000      $ 100,000
          2003                                             35,000
          2007 and thereafter                             561,329                      $ 37,952      $ 1,623
                                                        ---------      ---------       --------      -------

          Total                                         $ 636,329      $ 100,000       $ 37,952      $ 1,623
                                                        ==========     =========      =========     ========

         Swap agreements amounting to $525,000,000 at December 31, 2001; provide the counterparties the option to cancel the swap agreement on any interest payment date after the first anniversary (matching the call option that the Company has on the hedged certificates of deposit). During the years ended December 31, 2001 and 2000, various counterparties of swap agreements exercised their option to cancel their swaps and immediately, the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

         At December 31, 2001, the carrying value of the specific collateral held by the counterparties consisted of investments securities held to maturity of $16,743,000.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments at December 31, were as follows:

                                                             2001                            2000
                                                 ------------------------------   ---------------------------
                                                    CARRYING          FAIR           CARRYING        FAIR
                                                      VALUE           VALUE            VALUE         VALUE
                                                                      (IN THOUSANDS)
FINANCIAL ASSETS:
  Cash and due from banks                             $ 62,414       $ 62,414         $ 45,936      $ 45,936
  Securities purchased under
     agreements to resell                              136,096        136,096          125,809       125,809
  Federal funds sold                                    20,037         20,037           43,500        43,500
  Interest-bearing deposits in banks                    26,214         26,214           11,305        11,305
  Trading securities                                     4,609          4,609            2,161         2,161
  Investment securities available for sale             281,682        281,682           27,806        27,806
  Investment securities held to maturity             2,369,775      2,362,836        1,656,687     1,620,264
  Federal Home Loan Bank stock                          38,450         38,450           29,800        29,800
  Mortgage loans held for sale                           5,253          5,253            4,640         4,695
  Loans (excluding allowance for loan losses)        2,876,768      2,924,974        2,232,588     2,236,855
  Accrued interest receivable                           32,820         32,820           46,951        46,951
  Mortgage servicing rights                              2,091          2,091            2,085         2,085
  Derivative options purchased                             323            323

FINANCIAL LIABILITIES:
  Deposits:
      Non-interest bearing                             123,931        123,931          120,559       120,559
      Interest bearing                               3,084,502      3,081,878        2,484,663     2,491,001
  Securities sold under
     agreements to repurchase                        2,059,646      2,164,736        1,179,073     1,183,400
  Advances from FHLB                                   120,000        133,227          120,000       120,020
  Term notes                                            43,000         43,438           48,000        47,495
  Accrued interest payable                              35,976         35,976           44,473        44,473
  Interest rate swaps in a net payable position         15,164         15,164
  Other                                                  2,435          2,435            1,776         1,776

                                                               2001                          2000
                                                     ------------------------       ------------------------
                                                     CONTRACT OR                     CONTRACT OR
                                                       NOTIONAL      FAIR              NOTIONAL     FAIR
                                                        AMOUNT       VALUE              AMOUNT      VALUE
                                                                       (IN THOUSANDS)
OFF-BALANCE SHEET ITEMS
  Assets:
    Interest rate swaps in a
      net receivable position                             $ -          $ -             $ 419,000    $ 5,622

  LIABILITIES:
      Commitments to extend credit                        163,596     (1,622)            143,336     (1,071)
      Unused lines of credit:
           Commercial                                      53,723        (55)             39,074       (154)
           Credit cards and other                          75,683       (171)             57,191       (205)
      Stand-by letters of credit                            2,340        (23)              1,180        (12)
      Interest rate swaps in a
         net payable position                             636,329       (a)              415,979     (8,375)

(a) Effective January 1, 2001, derivatives instruments are recognized in the statement of financial condition at fair value.

20.      RESERVE FUND:

         The Banking Law of Puerto Rico requires that a reserve fund be established by banking institutions and that annual transfers of at least 10% of net income be made, until such reserve fund equals 10% of total deposits or total paid-in capital, whichever is greater. Such transfers restrict the retained earnings, which would otherwise be available for dividends.

21.      QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following is a summary of the unaudited quarterly results of operations (in thousands except for per share data):

         2001                                 MARCH 31       JUNE 30       SEPT. 30       DEC. 31
         Total interest income               $ 84,432       $ 87,416       $ 87,521       $ 83,966
         Total interest expense                55,816         55,525         55,301         51,627
                                             --------       --------       --------       --------
         Net interest income                   28,616         31,891         32,220         32,339
         Provision for loan losses              3,000          3,000          3,228          3,050
                                             --------       --------       --------       --------
         Net interest income after
            provision for loan losses          25,616         28,891         28,992         29,289
         Total other income, net                4,907          3,275          5,066          4,933
         Total operating expenses             (14,214)       (14,825)       (15,085)       (16,186)
                                             --------       --------       --------       --------
         Income before income taxes            16,309         17,341         18,973         18,036
         Provision for income taxes             2,569          1,987          2,079          1,869
                                             --------       --------       --------       --------
         Net income                          $ 13,740       $ 15,354       $ 16,894       $ 16,167
                                             ========       ========       ========       ========

         Basic and diluted earnings per
           common share                      $   0.30       $   0.31       $   0.33       $   0.31
                                             ========       ========       ========       ========

         2000                                MARCH 31       JUNE 30        SEPT. 30        DEC. 31
         Total interest income               $ 65,766       $ 67,804       $ 74,607       $ 82,410
         Total interest expense                41,061         43,728         51,063         56,285
                                             --------       --------       --------       --------
         Net interest income                   24,705         24,076         23,544         26,125
         Provision for loan losses              2,000          2,000          2,000          2,700
                                             --------       --------       --------       --------
         Net interest income after
            provision for loan losses          22,705         22,076         21,544         23,425
         Total other income, net                3,229          3,011          3,753          3,875
         Total operating expenses             (13,323)       (12,559)       (11,559)       (15,775)
                                             --------       --------       --------       --------
         Income before income taxes            12,611         12,528         13,738         11,525
         Provision for income taxes             2,046          1,331          1,986            451
                                             --------       --------       --------       --------
         Net income                          $ 10,565       $ 11,197       $ 11,752       $ 11,074
                                             ========       ========       ========       ========

         Basic and diluted earnings per
           common share                      $   0.22       $   0.23       $   0.25       $   0.23
                                             ========       ========       ========       ========

22.      SEGMENT INFORMATION:

         The Company's management monitors and manages the financial performance of two primary business segments, the operations of Westernbank in Puerto Rico and those of the division known as Westernbank International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net interest income and other income. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. Operating expenses and provision for income taxes are analyzed on a combined basis. All other segments mainly include the transactions of the parent company only which mainly consists of the equity in subsidiaries.

         The financial information presented below was derived from the internal management accounting system and are based on internal management accounting policies. The information presented does not necessarily represent each segment's financial condition and results of operations as if they were independent entities.

                                                                    AS OF AND FOR THE YEAR ENDED
                                                                         DECEMBER 31, 2001
                                                         --------------------------------------------------
                                                         IN PUERTO RICO     INTERNATIONAL          TOTAL
                                                                           (IN THOUSANDS)
         Interest income                                  $   255,456        $    79,840        $   335,296
         Interest expense                                     174,888             40,243            215,131
                                                          -----------        -----------        -----------
         Net interest income                                   80,568             39,597            120,165
         Provision for loan losses                            (12,070)                              (12,070)
         Other income, net                                     15,942                763             16,705
         Equity in loss of subsidiary                            (192)                                 (192)
                                                          -----------        -----------        -----------
         Total net interest income and other income       $    84,248        $    40,360        $   124,608
                                                          ===========        ===========        ===========

         Total assets                                     $ 4,514,001        $ 1,825,915        $ 6,339,916
                                                          ===========        ===========        ===========

                                                                    AS OF AND FOR THE YEAR ENDED
                                                                           DECEMBER 31, 2000
                                                         --------------------------------------------------
                                                         IN PUERTO RICO     INTERNATIONAL          TOTAL
                                                                           (IN THOUSANDS)
         Interest income                                  $   245,608        $    44,979        $   290,587
         Interest expense                                     167,040             25,097            192,137
                                                          -----------        -----------        -----------
         Net interest income                                   78,568             19,882             98,450
         Provision for loan losses                             (8,700)                               (8,700)
         Other income, net                                     13,839                 19             13,858
         Intersegment revenue                                                        266                266
         Intersegment expense                                    (266)                                 (266)
         Equity in loss of subsidiary                            (219)                                 (219)
                                                          -----------        -----------        -----------
         Total net interest income and other income       $    83,222        $    20,167        $   103,389
                                                          ===========        ===========        ===========

           Total assets                                   $ 3,344,581        $   916,815        $ 4,261,396
                                                          ===========        ===========        ===========

                                                                    AS OF AND FOR THE YEAR ENDED
                                                                          DECEMBER 31, 1999
                                                          --------------------------------------------------
                                                          IN PUERTO RICO    INTERNATIONAL         TOTAL
                                                                           (IN THOUSANDS)
         Interest income                                  $   202,290        $    30,697        $   232,987
         Interest expense                                     108,274             22,532            130,806
                                                          -----------        -----------        -----------
         Net interest income                                   94,016              8,165            102,181
         Provision for loan losses                            (14,000)                              (14,000)
         Other income, net                                     12,154                 84             12,238
         Intersegment revenue                                     116                                   116
         Intersegment expense                                                       (116)              (116)
         Equity in loss of subsidiary                            (395)                                 (395)
                                                          -----------        -----------        -----------
         Total net interest income and other income       $    91,891        $     8,133        $   100,024
                                                          ===========        ===========        ===========

         Total assets                                     $ 2,903,174        $   471,608        $ 3,374,782
                                                          ===========        ===========        ===========

                                                              2001               2000               1999
                                                                             (IN THOUSANDS)
         Interest income:
           Reportable segments                            $   335,296        $   290,587        $   232,987
           All other                                            8,039
                                                          -----------        -----------        -----------

           Consolidated interest income                   $   343,335        $   290,587        $   232,987
                                                          ===========        ===========        ===========

         Total net interest income and other income:
           Reportable segments                            $   124,608        $   103,389        $   100,024
           All other                                           68,381             44,789                967
                                                          -----------        -----------        -----------

           Total                                              192,989            148,178            100,991
           Less eliminations                                  (62,020)           (44,560)              (571)
                                                          -----------        -----------        -----------

           Consolidated total net interest income and
               other income                               $   130,969        $   103,618        $   100,420
                                                          ===========        ===========        ===========

         Total assets:
           Reportable segments                            $ 6,339,916        $ 4,261,396        $ 3,374,782
           All other                                          642,398            253,312            228,499
                                                          -----------        -----------        -----------

           Total                                            6,982,314          4,514,708          3,603,281
           Less eliminations                               (1,094,120)          (253,851)          (228,710)
                                                          -----------        -----------        -----------

           Consolidated total assets                      $ 5,888,194        $ 4,260,857        $ 3,374,571
                                                          ===========        ===========        ===========

23.      CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

         Condensed financial information pertaining only to W Holding Company, Inc. is as follows:

         CONDENSED STATEMENT OF FINANCIAL CONDITION
         (PARENT COMPANY ONLY)

                                                           DECEMBER 31, 2001
                                                             (IN THOUSANDS)
         ASSETS
         Cash                                                   $       1
         Dividends and other accounts receivable
           from bank subsidiary                                     1,599
         Investment in bank subsidiary                            371,022
         Investment in nonbank subsidiary                           1,773
         Advances to bank subsidiary                               15,000
                                                                ---------
         TOTAL ASSETS                                           $ 389,395
                                                                =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         LIABILITIES:
         Dividends payable                                      $   1,419
         Income tax payable                                            67
                                                                ---------
         TOTAL LIABILITIES                                          1,486
         STOCKHOLDERS' EQUITY                                     387,909
                                                                ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 389,395
                                                                =========

         CONDENSED STATEMENT OF INCOME
         (PARENT COMPANY ONLY)

                                                              YEAR ENDED
                                                           DECEMBER 31, 2001
                                                            (IN THOUSANDS)
         Dividends from bank subsidiary                         $  22,138
         Interest on advances to bank subsidiary                      720
                                                                ---------
             Total income                                          22,858
         Operating expenses                                           512
                                                                ---------
         Income before income taxes and change
             in undistributed earnings of subsidiaries             22,346
         Provision for income taxes - current                          67
                                                                ---------
         Income before change in undistributed
             earnings of subsidiaries                              22,279
         Increase in undistributed earnings from:
         Bank subsidiary                                           39,603
         Nonbank subsidiary                                           273
                                                                ---------

         Net income                                             $  62,155
                                                                =========

         CONDENSED STATEMENT OF CASH FLOW
         (PARENT COMPANY ONLY)

                                                                        YEAR ENDED
                                                                    DECEMBER 31, 2001
                                                                      (IN THOUSANDS)
         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                      $  62,155
         Adjustments to reconcile net income
             to net cash provided by operating activities:
             Increase in undistributed earnings of subsidiaries            (39,876)
             Increase in dividends and other accounts
                receivable from bank subsidiary                               (700)
             Increase in income tax payable                                     67
                                                                         ---------
                 Net cash provided by operating activities                  21,646
                                                                         ---------

         CASH FLOWS FROM INVESTING ACTIVITIES:
             Increase in advances to bank subsidiary                       (15,000)
             Capital contributions in subsidiaries                         (81,740)
             Purchase of nonbank subsidiary, net of cash acquired           (1,070)
                                                                         ---------
                 Net cash used in investing activities                     (97,810)
                                                                         ---------

         CASH FLOWS FROM FINANCING ACTIVITIES:
             Issuance of preferred stock                                    96,341
             Repurchase of common stock for retirement                         (28)
             Dividends paid                                                (20,148)
                                                                         ---------
         Net cash provided by financing activities                          76,165
                                                                         ---------

         NET INCREASE IN CASH                                                    1
         CASH AT JANUARY 1, 2001
                                                                         ---------
         CASH AT DECEMBER 31, 2001                                       $       1
                                                                         =========

         The principal source of income for the Company consists of dividends from its bank subsidiary, Westernbank. As a member subject to the regulations of the Federal Reserve Board, the Company must obtain approval from the Federal Reserve Board for any dividend if the total of all dividends by it in any calendar year would exceed the total of its consolidated net profits for the year, as defined by the Federal Reserve Board, combined with its retained net profits for the two preceding years. The payment of dividends by Westernbank to the Company may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. Up to December 31, 2000, the Company had no other operations other than those from its investment in Westernbank Puerto Rico and the stockholders' equity transactions. Cash dividend paid by Westernbank to the Company amounted to $18,886,184 and $4,085,000 for the years ended December 31, 2000 and 1999, respectively.

                                     ******

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from the definition proxy statement to be filed supplementary.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report

                  (1) The following financial statements are incorporated by reference from Item 8 hereof:

         -        Report of Independent Accountants

         - Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

         - Consolidated Statements of Income for each of the three years in the period ended December 31, 2001

         - Consolidated Statements of Changes in Stockholders' Equity and of Comprehensive Income for each of the three years in the period ended December 31, 2001

         - Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

         -        Notes to Consolidated Financial Statements

                  (2)      Not applicable.

         (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

                  NO.                           EXHIBIT
                  ---      -----------------------------------------------------
                  3.1      Articles of Incorporation (incorporated by reference
                           herein to Exhibit 3.1 to the Company's Registration
                           Statement on Form S-4, File No. 333-76975)
                  3.2      Bylaws (incorporated by reference herein to Exhibit
                           4 to the Company's Registration Statement on Form
                           8-A, Filed on November 29, 2001
                  10.1     Form of 1999 Qualified Stock Option Plan
                           (incorporated by reference herein to Exhibit 10.1 to
                           the Company's Registration Statement on Form S-4 No.
                           333-76975)
                  10.2     Form of 1999 Nonqualified Stock Option Plan
                           (incorporated by reference herein to Exhibit 10.2 to
                           the Company's Registration Statement on Form S-4
                           333-76975)
                  10.3     Employment agreement between Westernbank Puerto Rico
                           and Mr. Miguel Vazquez.
                  10.4     Employment agreement between Westernbank Puerto Rico
                           and Mr. Alfredo Archilla
                  21.1     Subsidiaries of the Registrant
                  23.1     Independent Auditors' Consent

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

W Holding Company, Inc.



           By: /s/ FRANK C. STIPES
               ----------------------------------------
                                                         Date: March 28, 2002
               Frank C. Stipes, Chairman of the
               Board, Chief Executive Officer
               and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           /s/ FRANK C. STIPES
           -------------------------------------------
           Frank C. Stipes, Chairman of the Board,       Date: March 28, 2002
           Chief Executive Officer and President



           /s/ ANGEL L. ROSAS
           -------------------------------------------
           Angel L. Rosas, Director                      Date: March 28, 2002



           /s/ CESAR A. RUIZ
           -------------------------------------------
           Cesar A. Ruiz, Director                       Date: March 28, 2002



           /s/ PEDRO R. DOMiNGUEZ
           -------------------------------------------
           Pedro R. Dominguez, Director                  Date: March 28, 2002



           /s/ CORNELIUS TAMBOER
           -------------------------------------------
           Cornelius Tamboer, Director                   Date: March 28, 2002



           /s/ FREDESWINDA G. FRONTERA
           -------------------------------------------
           Fredeswinda G. Frontera, Directress           Date: March 28, 2002



           /s/ FREDDY MALDONADO
           -------------------------------------------
           Freddy Maldonado                              Date: March 28, 2002
           Chief Financial Officer and Vice
           President of Finance and Investment

                                  EXHIBIT INDEX

                EXHIBIT
                  NO.                           EXHIBIT
                -------    ----------------------------------------------------
                  3.1      Articles of Incorporation (incorporated by reference
                           herein to Exhibit 3.1 to the Company's Registration
                           Statement on Form S-4, File No. 333-76975)
                  3.2      Bylaws (incorporated by reference herein to Exhibit
                           4 to the Company's Registration Statement on Form
                           8-A, Filed on November 29, 2001
                  10.1     Form of 1999 Qualified Stock Option Plan
                           (incorporated by reference herein to Exhibit 10.1 to
                           the Company's Registration Statement on Form S-4,
                           File No. 333-76975)
                  10.2     Form of 1999 Nonqualified Stock Option Plan
                           (incorporated by reference herein to Exhibit 10.2 to
                           the Company's Registration Statement on Form S-4,
                           File No. 333-76975)
                  10.3     Employment agreement between Westernbank Puerto Rico
                           and Mr. Miguel Vazquez
                  10.4     Employment agreement between Westernbank Puerto Rico
                           and Mr. Alfredo Archilla
                  21.1     Subsidiaries of the Registrant
                  23.1     Independent Auditors' Consent