Form 10-Q
period 2002-03-31
W HOLDING CO INC
filed 2002-05-10
CIK 1084887

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of l934

For Quarter Ended March 31, 2002

Commission File No. 000-27377

W HOLDING COMPANY, INC.

Incorporated in the Commonwealth of Puerto Rico
IRS Employer Identification No. 66-0573197

Principal Executive Offices:

19 West McKinley Street
Mayagüez, Puerto Rico 00680
Telephone number: (787) 834-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock ($1.00 par value)
7.125% Noncumulative, Convertible Monthly Income Preferred Stock,
1998 Series A ($1.00 par value)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

7.25% Noncumulative, Non-convertible Monthly Income Preferred Stock,
1999 Series B ($1.00 par value)
7.60% Noncumulative, Non-convertible Monthly Income Preferred Stock,
2001 Series C ($1.00 par value)
7.40% Noncumulative, Non-convertible Monthly Income Preferred Stock,
2001 Series D ($1.00 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     X        NO

The number of shares issued and outstanding of each of the registrant’s classes of stock, as of the latest practicable date (April 30, 2002), is:

Common Stock	41,500,000
7.125% Preferred Stock 1998 Series A	1,219,000
7.25% Preferred Stock 1999 Series B	2,001,000
7.60% Preferred Stock 2001 Series C	2,208,000
7.40% Preferred Stock 2001 Series D	1,791,999

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONTENTS

Page

PART I FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition as of March 31, 2002 and December 31, 2001	1

Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	2

Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income for the Three Months Ended March 31, 2002 and 2001	3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	4-5

Notes to Consolidated Financial Statements	6-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30-31

PART II OTHER INFORMATION:

Item 1. Legal Proceedings	32
Item 2. Changes In Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits and Reports on Form 8-K	32

SIGNATURES	33

Part I.   Financial Information

Item I.   Financial Statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$50,738	$62,414
Money market instruments:
Federal funds sold and securities purchased under agreements to resell	155,426	156,133
Interest bearing deposits with banks	31,097	26,214
Trading securities, at fair value	90	4,609
Investment securities available for sale, at fair value	735,131	281,682
Investment securities held to maturity, with a fair value of $2,569,344 in 2002 and $2,362,836 in 2001	2,599,617	2,369,775
Federal Home Loan Bank stock, at cost	39,663	38,450
Mortgage loans held for sale, at lower of cost or market	3,568	5,253
Loans, net of allowance for loan losses of $41,331 in 2002 and $38,364 in 2001	2,952,446	2,838,404
Accrued interest receivable	48,280	32,820
Premises and equipment, net	89,624	40,673
Other assets	33,695	31,767

Total	$6,739,375	$5,888,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$3,377,810	$3,233,912
Securities sold under agreements to repurchase	2,699,695	2,059,646
Term notes	43,000	43,000
Advances from Federal Home Loan Bank	120,000	120,000
Mortgage note	38,062	—
Other liabilities	66,611	43,727

Total liabilities	6,345,178	5,500,285

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value per share (liquidation preference $25 per share); authorized 20,000,000 shares; issued and outstanding 7,219,999 shares	7,220	7,220
Common stock $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 41,500,000 shares	41,500	41,500
Paid-in capital	187,628	187,628
Retained earnings:
Reserve fund	25,243	23,476
Undivided profits	138,062	128,583
Accumulated other comprehensive loss	(5,456)	(498)

Total stockholders’ equity	394,197	387,909

TOTAL	$6,739,375	$5,888,194

See Notes to Consolidated Financial Statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31,

	2002	2001

INTEREST INCOME:
Loans, including loan fees	$50,281	$50,118
Investment securities	27,350	25,595
Mortgage and asset-backed securities	9,870	5,926
Money market instruments	1,187	2,793

Total interest income	88,688	84,432

INTEREST EXPENSE:
Deposits	26,899	34,184
Securities sold under agreements to repurchase	22,909	19,220
Advances from Federal Home Loan Bank	1,529	1,861
Term notes	455	551

Total interest expense	51,792	55,816

NET INTEREST INCOME	36,896	28,616
PROVISION FOR LOAN LOSSES	3,624	3,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,272	25,616

OTHER INCOME:
Service charges on deposit accounts and other fees	5,282	4,390
Unrealized gain on derivative instruments	348	—
Net gain (loss) on sale and valuation of loans, securities and other	(29)	517

Total other income	5,601	4,907

TOTAL NET INTEREST INCOME AND OTHER INCOME	38,873	30,523

OPERATING EXPENSES:
Salaries and employees’ benefits	6,327	5,180
Equipment	2,232	2,240
Occupancy	1,349	1,215
Advertising	1,392	1,088
Printing, postage, stationery and supplies	683	557
Telephone	501	412
Other	4,270	3,522

Total operating expenses	16,754	14,214

INCOME BEFORE PROVISION FOR INCOME TAXES	22,119	16,309

PROVISION FOR INCOME TAXES:
Current	5,450	3,491
Deferred	(1,223)	(922)

Total provision for income taxes	4,227	2,569

NET INCOME	$17,892	$13,740

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$14,565	$12,291

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.35	$0.30

See Notes to Consolidated Financial Statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
AND OF COMPREHENSIVE INCOME
(IN THOUSANDS)

	Three Months Ended
	March 31,

	2002	2001

Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$7,220	$3,220
Issuance of preferred stock	—	1,920

Balance at end of period	7,220	5,140

Common stock:
Balance at beginning and end of period	41,500	41,502

Paid-in capital:
Balance at beginning of period	187,628	95,313
Issuance of preferred stock	—	44,368

Balance at end of period	187,628	139,681

Reserve fund:
Balance at beginning of period	23,476	17,302
Transfer from undivided profits	1,767	1,374

Balance at end of period	25,243	18,676

Undivided profits:
Balance at beginning of period	128,583	93,241
Net income	17,892	13,740
Cash dividends on common stock	(3,320)	(2,595)
Cash dividends on preferred stock	(3,326)	(1,449)
Transfer to reserve fund	(1,767)	(1,374)

Balance at end of period	138,062	101,563

Accumulated other comprehensive income (loss):
Balance at beginning of period	(498)	40
Cumulative effect of change in accounting for derivative instruments	—	135
Other comprehensive loss	(4,958)	(524)

Balance at end of period	(5,456)	(349)

Total Stockholders’ Equity	$394,197	$306,213

Comprehensive income:
Net income	$17,892	$13,740

Other comprehensive loss, net of income tax:
Unrealized net losses on securities available for sale:
Arising during the period	(5,142)	(426)
Reclassification adjustment for losses included in net income	—	341

	(5,142)	(85)

Cash flow hedges:
Adoption of SFAS 133, net of income tax	—	135
Unrealized net derivative gain (loss) arising during the period	282	(610)

	282	(475)

Income tax effect	(98)	171

Net change in comprehensive income, net of income taxes	(4,958)	(389)

Total Comprehensive Income	$12,934	$13,351

See Notes to Consolidated Financial Statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,892	$13,740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	3,624	3,000
Foreclosed real estate held for sale	21	—
Deferred income taxes	(1,223)	(922)
Depreciation and amortization on:
Premises, equipment and other	1,477	1,443
Foreclosed real estate held for sale	15	14
Mortgage servicing rights	167	107
Amortization of premium (discount) on:
Investment securities available for sale	(167)	1
Investment securities held to maturity	(3,026)	(3,038)
Mortgage-backed securities held to maturity	(214)	(16)
Loans	368	124
Amortization of discount on deposits	341	—
Amortization of deferred loan origination fees and costs	(1,242)	(1,322)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	—	163
Mortgage loans held for sale	(90)	40
Derivative instruments	(348)	—
Foreclosed real estate held for sale	(3)	—
Originations of mortgage loans held for sale	(6,627)	(7,872)
Decrease (increase) in:
Trading securities	12,807	9,836
Accrued interest receivable	(15,459)	92
Other assets	746	(1,892)
Increase (decrease) in:
Accrued interest on deposits and borrowings	(36)	(2,660)
Other liabilities	11,256	6,689

Net cash provided by operating activities	20,279	17,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest bearing deposits with banks	(4,883)	(2,863)
Net decrease in federal funds sold and securities purchased under agreements to resell	708	4,163
Investment securities available for sale:
Sales	—	79,146
Purchases	(489,605)	(100,162)
Proceeds from principal repayment	31,181	5,908
Investment securities held to maturity:
Purchases	(3,249,676)	(1,370,211)
Proceeds from redemption and repayment	3,034,731	1,254,329
Mortgage-backed securities held to maturity:
Purchases	(80,445)	(236,463)
Proceeds from principal repayment	68,787	9,483
Loans:
Purchases	(25,016)	(75,445)
Other (increase) decrease	(91,924)	30,878
Purchase of derivative options	(435)	—
Proceeds from sales of foreclosed real estate held for sale	75	—
Additions to premises and equipment	(519)	(1,356)
Purchase of Federal Home Loan Bank stock	(1,213)	(5,500)
Purchase of partnership interest, net of cash acquired	(11,496)	—

Net cash used in investing activities	(819,730)	(408,093)

Forward	$(799,451)	$(390,566)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,

	2002	2001

Forward	$(799,451)	$(390,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	154,694	63,511
Net increase in securities sold under agreements to repurchase	440,656	203,331
Securities sold under agreements to repurchase with original maturities over three months:
Proceeds	199,393	110,000
Payments	—	(32,351)
Net decrease in advances from borrowers for taxes and insurance	(558)	(279)
Dividends paid	(6,410)	(3,872)
Issuance of preferred stock	—	46,288

Net cash provided by financing activities	787,775	386,628

NET DECREASE IN CASH AND DUE FROM BANKS	(11,676)	(3,938)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	62,414	45,936

CASH AND DUE FROM BANKS, END OF PERIOD	$50,738	$41,998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$51,879	$58,477
Noncash activities:
Other assets acquired on purchase of partnership interest	249	—
Building acquired on purchase of partnership interest	49,852	—
Mortgage note assumed on purchase of partnership interest	38,062	—
Accrued dividends payable	1,661	1,107
Net increase in other comprehensive loss	(4,956)	(349)
Mortgage loans securitized and transferred to trading securities	8,411	7,853
Transfer from loans to foreclosed real estate held for sale	293	169
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	145	—
Capitalized mortgage servicing rights	162	99
Unpaid additions to premises and equipment	12	61
Transfer from undivided profits to reserve fund	1,767	1,374
Effect in valuation of derivatives and their hedge items:
Increase in other assets	—	7,310
Increase (decrease) in deposits	(8,420)	7,209
Increase in other liabilities	8,603	406

See Notes to Consolidated Financial Statements.

(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly-owned subsidiaries, Westernbank Puerto Rico (“Westernbank” or the “Bank”) and Westernbank Insurance, Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. The Bank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank, deposits in which are insured to applicable limits by the United States Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a full array of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance, Corp. is a general insurance agent placing property, casualty, life and disability insurance.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards. Up to March 31, 2002, the Company principal sources of operations are derived from its investments in Westernbank and Westernbank Insurance Corp.

The Company’s executive office is located at 19 West McKinley Street, Mayagüez, Puerto Rico; its telephone number is (787) 834-8000; its internet email address is westernbank@wbpr.com; and its web page is at URL: http: //www.westernetbank.com.

On March 18, 2002, Westernbank World Plaza, Inc. (“WWPI”), a newly created wholly-owned subsidiary of Westernbank Puerto Rico, and its wholly-owned subsidiary Westernbank One Percent, Inc. (“WOPI”), acquired 99% (as Limited Partner) and 1% (as General Partner), respectively, of the partnership interest of Apollo Hato Rey, L.P., a Delaware Limited Partnership (the “Partnership”). WWPI and WOPI were created for the purpose of owning, developing, managing and operating a 23-story office building named as Westernbank World Plaza, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district.

On March 23, 2002, the Partnership was dissolved and its net assets distributed to WWPI and WOPI. Immediately thereafter, Westernbank One Percent, Inc. was also dissolved by Westernbank World Plaza, Inc. Upon dissolution of Westernbank One Percent, Inc., Westernbank World Plaza, Inc. became the 100% owner of the net assets of the dissolved partnership.

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2001 has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flows for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K.

2.	EARNINGS PER SHARE

Basic and diluted earnings per common share for the three months ended March 31, 2002 and 2001 were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during the same periods, as follows:

	2002	2001

	(Dollars in thousands,
	except per share data)
Basic and diluted earnings per share:
Net income	$17,892	$13,740
Less preferred stock dividends	(3,327)	(1,449)

Income attributable to common stockholders	$14,565	$12,291

Weighted average number of common shares outstanding for the period	41,501,000	41,501,700

Basic and diluted earnings per share	$0.35	$0.30

3.	DIVIDENDS DECLARED PER COMMON SHARE

The Company’s Board of Directors has adopted an ongoing policy that provides for the distribution of dividends to stockholders on the basis of 25% on the average earnings for the last two preceding years. The same are paid monthly on the 15th day of each month for stockholders on record as of the last day of the preceding month.

On January 18, 2002, the Board of Directors approved an increase of its annual dividend payments to shareholders in 2002 to $0.32 per share. This represents an increase of 28% over the dividends paid in 2001.

The Company’s cash dividends per share declared for each of the three months ended March 31, 2002 and 2001 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE

YEAR 2002
January 31, 2002 February 28, 2002 March 31, 2002	February 15, 2002 March 15, 2002 April 15, 2002	$0.0270 0.0270 0.0260

Total		$0.0800

YEAR 2001
January 31, 2001 February 28, 2001 March 31, 2001	February 15, 2001 March 15, 2001 April 15, 2001	$0.0208 0.0208 0.0209

Total		$0.0625

4.	INVESTMENTS SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2002	Cost	Gains	Losses	Value

		(In thousands)
Trading securities:
Mortgage-backed securities —
Government National Mortgage Association (GNMA) certificates	$51	$—	$—	$51
Other investments	39	—	—	39

Total	$90	$—	$—	$90

Available for sale:
Mortgage-backed securities — Collateralized mortgage obligations (CMO)	$459,922	$—	$1,822	$458,100
U.S. Government and agencies obligations	211,600	—	2,690	208,910
Corporate notes	64,032	10	891	63,151
Other investments	5,000	—	30	4,970

Total	$740,554	$10	$5,433	$735,131

Held to maturity:
U.S. Government and agencies obligations	$2,011,387	$466	$26,014	$1,985,839
Puerto Rico Government and agencies obligations	15,695	65	60	15,700
Commercial paper	61,470	—	—	61,470
Corporate notes	66,478	1,043	1,038	66,483

Subtotal	2,155,030	1,574	27,112	2,129,492

Mortgage and asset-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	12,545	379	—	12,924
GNMA certificates	17,415	458	—	17,873
Fannie Mae (FNMA) certificates	334,128	453	2,010	332,571
CMO certificates	8,929	287	—	9,216
Other	71,570	—	4,302	67,268

Subtotal	444,587	1,577	6,312	439,852

Total	$2,599,617	$3,151	$33,424	$2,569,344

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value

	(In thousands)
Trading securities:
Mortgage-backed securities —
GNMA certificates	$2,554	$25	$—	$2,579
FNMA certificates	2,070	—	40	2,030

Total	$4,624	$25	$40	$4,609

Available for sale:
U.S. Government and agencies obligations	$196,600	$—	$154	$196,446
Corporate notes	56,301	22	243	56,080
CMO Certificates	29,062	94	—	29,156

Total	$281,963	$116	$397	$281,682

Held to maturity:
U.S. Government and agencies obligations	$1,788,000	$2,721	$6,360	$1,784,361
Puerto Rico Government and agencies obligations	22,607	249	15	22,841
Commercial paper	59,992	—	—	59,992
Corporate notes	66,460	1,064	1,269	66,255

Subtotal	1,937,059	4,034	7,644	1,933,449

Mortgage and asset-backed securities:
FHLMC certificates	13,475	455	—	13,930
GNMA certificates	18,500	594	—	19,094
CMO certificates	319,386	369	1,799	317,956
FNMA certificates	10,011	332	—	10,343
Other	71,344	—	3,280	68,064

Subtotal	432,716	1,750	5,079	429,387

Total	$2,369,775	$5,784	$12,723	$2,362,836

The amortized cost and fair value of investment securities available for sale and held to maturity at March 31, 2002, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:

	AVAILABLE FOR SALE		HELD TO MATURITY

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$—	$—	$81,798	$81,782
Due after one year through five years	211,600	208,910	1,763,208	1,747,400
Due after five years through ten years	—	—	172,700	170,494
Due after ten years	69,032	68,121	137,324	129,816

Subtotal	280,632	277,031	2,155,030	2,129,492

Mortgage and other asset-backed securities	459,922	458,100	444,587	439,852

Total	$740,554	$735,131	$2,599,617	$2,569,344

5.	LOANS

The loan portfolio consisted of the following:

	March 31,	December 31,
	2002	2001

	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$1,152,753	$1,117,451
Conventional:
One-to-four family residences	810,166	827,110
Other properties	2,624	2,734
Construction and land acquisition	145,066	125,047
Insured or guaranteed — Federal Housing Administration, Veterans Administration, and others	17,633	16,896

Total	2,128,242	2,089,238

Plus (less):
Undisbursed portion of loans in process	(4,790)	(5,624)
Premium on loans purchased — net	1,904	2,036
Deferred loan fees — net	(4,564)	(4,531)

Total	(7,450)	(8,119)

Real estate loans — net	2,120,792	2,081,119

OTHER LOANS:
Commercial loans	383,378	376,408
Loans on deposits	33,238	35,140
Credit cards	61,358	63,108
Consumer loans	393,174	318,509
Plus (less):
Premium on loans purchase — net	3,933	4,169
Deferred loan fees — net and unearned interest	(2,096)	(1,685)

Other loans — net	872,985	795,649

TOTAL LOANS	2,993,777	2,876,768
ALLOWANCE FOR LOAN LOSSES	(41,331)	(38,364)

LOANS — NET	$2,952,446	$2,838,404

The total investment on impaired commercial and constructions loans at March 31, 2002 and December 31, 2001, was $40,943,000 and $42,478,000, respectively. All impaired commercial and constructions loans were measured based on the fair value of collateral at March 31, 2002 and December 31, 2001. Impaired commercial and construction loans amounting to $22,028,000 and $21,996,000 at March 31, 2002 and December 31, 2001, respectively, were covered by a valuation allowance of $4,182,000 and $4,181,000, respectively. Impaired commercial and construction loans amounting to $18,915,000 at March 31, 2002 and $20,482,000 at December 31, 2001, did not require a valuation allowance in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. The average investment on impaired commercial and construction loans during the three-months period ended March 31, 2002 and 2001 amounted to $40,157,000 and $13,130,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when they are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the periods ended March 31, 2002 and 2001, amounted to $804,000 and $182,000, respectively.

6.	PLEDGED ASSETS

At March 31, 2002 residential mortgage loans and investments securities held to maturity amounting to $230,718,000 and $2,323,000,000, respectively, were pledged to secure public fund and individual retirement account deposits, securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, term notes and interest rate swap agreements. Pledged investment securities held to maturity amounting to $2,216,000,000 at March 31, 2002 can be repledged by the counterparty.

7.	DEPOSITS

A comparative summary of deposits as of March 31, 2002 and December 31, 2001, follows:

	2002	2001

	(In thousands)
Noninterest bearing accounts	$140,444	$123,932
Passbook	490,164	465,267
NOW accounts	118,257	115,977
Super NOW accounts	19,181	18,609
Money market	6,716	6,806
Certificates of deposit	2,579,506	2,477,842

Total	3,354,268	3,208,433
Accrued interest payable	23,542	25,479

Total	$3,377,810	$3,233,912

8.	INCOME TAXES

Under the Puerto Rico Internal Revenue Code (the “Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, Westernbank and Westernbank Insurance Corp. are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank, elected to be treated as a special partnership under the Code; accordingly, its net income is taxed by Westernbank.

The Code provides a dividend received deduction of 100%, on dividends received from majority-owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company’s effective tax rate is substantially below the statutory rate.

Deferred income tax assets (liabilities) as of March 31, 2002 and December 31, 2001, consisted of the following:

	2002	2001

	(In thousands)
Allowance for loan losses	$14,991	$13,834
Unrealized loss in valuation of derivative instruments	786	891
Allowance for foreclosed real estate held for sale	39	39
Mortgage servicing rights	(814)	(816)
Other temporary differences	25	(47)

Total	15,027	13,901
Less valuation allowance	39	39

Deferred income tax assets, net	$14,988	$13,862

Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are not met.

9.	FINANCIAL INSTRUMENTS

Derivative financial instruments and hedging activities - The Company utilizes various derivative instruments for hedging purposes and other than hedging purposes such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Company controls the credit risk of its derivative financial instrument agreements through credit approvals, limits and monitoring procedures.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Certain Hedging Activities and Statement of Financial Accounting Standards No. 138 (“SFAS 138”), Accounting for Certain Derivative Instruments and Certain Hedging Activities. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

In the case of a qualifying fair value hedge, changes in the value of derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of derivative instruments that have been highly effective are recognized in other comprehensive income, until such time that earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of derivative instruments do not perfectly offset changes in the value of the hedged items. The Company does not currently have any foreign currency hedges. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings.

The effect of implementing these Statements on the Company’s financial condition was a decrease in deposits, an increase in other liabilities and an increase in accumulated other comprehensive income, net of tax of $45,000, by $2,607,000, $2,472,000, $135,000, respectively. There was no effect on results of operations from the implementation of these Statements.

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

Interest-rate swap contracts used to convert its fixed-rate certificates of deposit (liabilities) to a variable rate mature between one to twenty years with a right by the counterparty to call after the first anniversary. The Company has an identical right to call the certificates of deposit.

In addition, the Company offers its customer’s certificates of deposit which contain an embedded derivative tied to the performance of Standard & Poor’s 500 Composite Stock Index which is bifurcated from the host deposit and recognized in the statement of financial condition in accordance with SFAS 133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses interest rate swap and option agreements with major broker dealer companies to manage its exposure to the stock market. Under the terms of the swap agreements, the Company will receive the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. Under the option agreements, the Company also will receive the average increase in the month-end value of the index but in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative instrument of the certificates of deposit and the interest rate swap and option agreements do not qualify for hedge accounting, these derivative instruments are marked to market through earnings.

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

Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of March 31, 2002 and December 31, 2001, was as follows:

	Notional Amount

Type of Contract	2002	2001

	(In thousands)
Hedging activities:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$750,556	$548,347
Cash flow hedge:
Interest rate swaps used to hedge variable rate:
Term notes	40,000	40,000

Total	$790,556	$588,347

Derivatives not designated as hedge:
Interest rate swaps (unmatched portion)	$11,944	$11,653
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	40,254	37,952
Purchased options used to manage exposure to the stock market on stock indexed deposits	3,925	1,623
Caps	—	100,000

Total	$92,452	$187,557

At March 31, 2002, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $19.2 million, which was recorded as “Other Liabilities” and as a decrease to the hedged “Deposits” in the accompanying March 31, 2002, statement of financial condition.

At December 31, 2001, the fair value of the hedging instruments and the hedged deposits represented an unrealized net loss and gain, respectively of $10.8 million, and were recorded as “Other Liabilities” and as a decrease to “Deposits”, respectively, in the accompanying December 31, 2001 statement of financial condition.

At March 31, 2002, the fair value of derivatives qualifying for cash flow hedge represented an unrealized net loss of $74,000 and was recorded as “Other liabilities” in the accompanying March 31, 2002 statement of financial condition. Their effect on “Other comprehensive income” was an increase of $184,000, net of taxes of $98,000.

At December 31, 2001, the fair value of the cash flow hedge derivatives activities represented an unrealized loss of $356,000 and was recorded as “Other Liabilities” in the accompanying December 31, 2001 statement of financial condition. Their effect on “Other Comprehensive Income” at December 31, 2001 was a decrease of $217,000, net of taxes of $139,000.

At March 31, 2002, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $7,156,000 and was recorded as part of “Other assets” ($692,000), “Deposits” ($3,346,000) and “Other liabilities” ($4,502,000) in the accompanying March 31, 2002 statement of financial condition.

At December 31, 2001, the fair value of the derivatives not designated as hedge represented an unrealized net loss of $7,865,000, and was recorded as a decrease in “Other Assets” of $8,000, as an increase in “Deposits” of $3,821,000 and as an increase in “Other Liabilities” of $4,036,000.

A summary of the types of swaps used and their terms at March 31, 2002 and December 31, 2001, follows:

	2002	2001

	(In thousands)
Pay floating/received fixed:
Notional amount	$762,500	$560,000
Weighted average receive rate at period end	6.02%	6.13%
Weighted average pay rate at period end	1.99%	2.21%
Floating rate in percentage of three month LIBOR, plus a spread ranging from minus .22% to plus .25%	100%	100%

	2002	2001

	(In thousands)
Pay fixed/receive floating:
Notional amount	$40,000	$40,000
Weighted average receive rate at period end	1.60%	1.60%
Weighted average pay rate at period end	4.49%	4.49%
Floating rate in percentage of three month LIBOR, minus .10%	85% to 100%	85% to 100%

The changes in notional amount of swaps during the three months ended March 31, 2002 follows:

(In thousands)

Balance at December 31, 2001	$636,329
New swaps	222,500
Called and matured swaps	(20,000)

Ending balance	$838,829

During the three months ended March 31, 2002, various counterparties of swap agreements exercised their option to cancel their swaps and immediately, the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At March 31, 2002, the interest rate swaps, embedded options and purchased options maturities by year were as follows:

Year Ending	Swaps	Embedded	Purchased
December 31,		Options	Options

	(In thousands)
2002	$40,000	$—	$—
2003	90,000	—	—
2006 and thereafter	708,829	40,254	3,925

Total	$838,829	$40,254	$3,925

Other off-balance sheet instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Committed Resources. At March 31, 2002 and December 31, 2001, the Company had outstanding the following contract amount of financial instruments whose amount represent credit risk:

	2002	2001

	(In thousands)
Commitments to extend credit:
Fixed rates	$38,954	$11,839
Variable rates	189,323	151,757
Unused lines of credit:
Commercial	49,474	53,723
Credit cards and other	78,551	75,683
Stand-by letters of credit	2,907	2,340

Total	$359,209	$295,342

Such commitments will be funded in the normal course of business from the Company’s principal sources of funds. At March 31, 2002, the Company had $1.30 billion in deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regards to such commitments.

10. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”) for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 4,200,000 shares of common stock can be granted. Also, options for up to 4,200,000 shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. During the year ended December 31, 2001, the Company granted 75,000 options under the 1999 Qualified Stock Option Plan to two executive officers, which will become fully exercisable after five years following the grant date. No such options were granted for the three months ended March 31, 2002.

The Company follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Company’s stock at the measurement date (the grant date) over the amount an employee must pay to acquire the stock. No compensation expense was recognized in the quarter March 31, 2002, because no options were granted. The compensation expense for the period ended March 31, 2002, based on the Fair Value Method described in SFAS No. 123 and its effect on earnings per share was not significant.

11. SEGMENT INFORMATION

The Company’s management monitors and manages the financial performance of two primary business segments, the operations of Westernbank in Puerto Rico and those of the division known as Westernbank International. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net interest income and other income. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. Operating expenses and provision for income taxes are analyzed on a combined basis. All other segments mainly include the transactions of the parent company, Westernbank’s divisions and Westernbank Insurance Corp.

The financial information presented below was derived from the internal management accounting system and is based on internal management accounting policies. The information presented does not necessarily represent each segment’s financial condition and results of operations as if they were independent entities.

	As of and for the three months ended
	March 31, 2002

	(In thousands)
	In Puerto Rico	International	Total

Operations data:
Interest income	$60,243	$25,468	$85,711
Interest expense	37,462	13,173	50,635

Net interest income	22,781	12,295	35,076
Provision for loan losses	(3,500)	—	(3,500)
Other income, net	4,631	17	4,648
Equity in net gain of subsidiaries	145	—	145

Total net interest income and other income	$24,057	$12,312	$36,369

Total assets	$4,815,559	$2,363,321	$7,178,880

	As of December 31, 2001 and for the three
	months ended March 31, 2001

	(In thousands)
	In Puerto Rico	International	Total

Operations data:
Interest income	$65,480	$18,952	$84,432
Interest expense	46,503	9,314	55,817

Net interest income	18,977	9,638	28,615
Provision for loan losses	(3,000)	—	(3,000)
Other income, net	4,636	224	4,860
Equity in loss of subsidiary	(64)	—	(64)

Total net interest income and other income	$20,549	$9,862	$30,411

Total assets	$4,514,001	$1,825,915	$6,339,916

	Three months ended
	March 31,

	2002	2001
	(In thousands)
Consolidated interest income	$88,688	$84,432

Net income:
Reportable segments	$17,372	$14,109
All other	18,657	13,306

Total	36,029	27,415
Less eliminations	(18,137)	(13,675)

Consolidated net income	$17,892	$13,740

	March 31, 2002	December 31, 2001

	(In thousands)
Total assets:
Reportable segments	$7,178,880	$6,339,916
All other	828,356	642,398

Total	8,007,236	6,982,314
Less eliminations	(1,267,861)	(1,094,120)

Consolidated total assets	$6,739,375	$5,888,194

12. RECENT ACCOUNTING DEVELOPMENTS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Those statements changed the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method is prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of SFAS 141 and 142 did not have a significant effect on the Company’s consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business. Implementation of SFAS 144 did not have a significant effect on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS 143 becomes effective January 1, 2003, and is not expected to have a significant effect on the Company’s consolidated financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt — an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses.

SFAS 145 amends SFAS 13, Accounting for Leases, to require that certain lease modifications that have economics effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is not expected to have significant effect on the Company’s consolidated financial condition or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I — Item 2

General

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly-owned subsidiaries, Westernbank Puerto Rico (“Westernbank” or the “Bank”) and Westernbank Insurance, Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. The Bank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank, deposits in which are insured to applicable limits by the United States Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a full array of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance, Corp. is a general insurance agent placing property, casualty, life and disability insurance.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards. Up to March 31, 2002, the Company principal sources of operations are derived from its investments in Westernbank and Westernbank Insurance Corp.

Westernbank operates through 35 full service branch offices located throughout Puerto Rico, primarily in the Southwestern portion of the island, and a fully functional banking site on the Internet. In addition, it operates three divisions: Westernbank International Division, which offers, commercial banking and related services outside of Puerto Rico; Westernbank Trust Division, which offers a full array of trust services; and Westernbank Business Credit, a new division specializing in commercial business loans secured principally by accounts receivable, inventory and equipment, created on June 15, 2001 when Westernbank acquired the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union National Bank N.A. Westernbank owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001, are not significant.

On March 18, 2002, Westernbank World Plaza, Inc. (“WWPI”), a newly created wholly-owned subsidiary of Westernbank Puerto Rico, and its wholly-owned subsidiary Westernbank One Percent, Inc. (“WOPI”), acquired 99% (as Limited Partner) and 1% (as General Partner), respectively, of the partnership interest of Apollo Hato Rey, L.P., a Delaware Limited Partnership (the “Partnership”). WWPI and WOPI were created for the purpose of owning, developing, managing and operating a 23-story office building named as Westernbank World Plaza, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district.

On March 23, 2002, the Partnership was dissolved and its net assets distributed to WWPI and WOPI. Immediately thereafter, Westernbank One Percent, Inc. was also dissolved by Westernbank World Plaza, Inc. Upon dissolution of Westernbank One Percent, Inc., Westernbank World Plaza, Inc. became the 100% owner of the net assets of the dissolved partnership.

The principal business of the Company consists of attracting deposits from the general public and utilizing such funds and proceeds from reverse repurchase agreements and other borrowings to invest in residential mortgage loans, commercial loans collateralized with real estate, consumer loans and other loans.

The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Westernbank is subject to examination and comprehensive regulation by the Puerto Rico Department of the Treasury, the Puerto Rico Commissioner of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). In addition, Westernbank is subject to the regulations of the Puerto Rico Regulatory Financial Board with respect to rates and fees charged on certain loans to individuals. Westernbank is a member of the Federal Home Loan Bank (“FHLB”) of New York, which is one of the twelve regional banks comprising the Federal Home Loan Bank System (“FHLB System”). Deposits with Westernbank are insured to the maximum extent provided by law through the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”), which are administered by the FDIC.

Overview

This financial discussion contains an analysis of the consolidated financial position and financial performance of W Holding Company, Inc. and its wholly-owned subsidiaries, Westernbank Puerto Rico and Westernbank Insurance Corp.

The Company’s principal source of earnings is its net interest income. This is the difference between interest income on loans and invested assets (“interest-earning assets”) and its interest expense on deposits and borrowings, including reverse repurchase agreements, term notes and advances from the FHLB (“interest-bearing liabilities”). Loan origination and commitments fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments, and service charges, fees and other income, also affect income. In addition, the Company’s net income is affected by the level of its non-interest expenses, such as compensation, employees’ benefits, occupancy costs and other operating expenses.

The main objective of the Company’s Asset and Liability Management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. As further discussed in Item 3; the “Quantitative and Qualitative Disclosures About Market Risk”, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities. Therefore, management has followed a conservative practice geared towards the preservation of capital with adequate returns. The Company’s Investment Committee, which includes members of the Board of Directors and senior management, is responsible for the asset-liability oversight. The Investment Department is responsible for implementing the policies established by the Investment Committee.

The policies established and practices followed are intended to retain depositors’ confidence, obtain a favorable match between the maturity of its interest-earning assets and its interest-bearing liabilities, and enhance the stockholders’ investment in the Company.

The Company’s growth during the first quarter of 2002 is mainly related to an increase in the portfolios of investment securities available for sale and held to maturity, an increase in other loans, mainly consumer and commercial loan portfolios. Also the Company has continued effective management of interest rate risk and a tight control of operating expenses. Total net income for the three months ended March 31, 2002, increased to $17.9 million, up 30.23% when compared to $13.7 million for the three months ended March 31, 2001. Net income attributable to common stockholders for the three months ended March 31, 2002, increased to $14.6 million, up 18.50% when compared to $12.3 million, for the same period in 2001. The Company’s profitability ratios for the three months ended March 31, 2002, represented returns of 1.13% on assets (ROA) and 27.67% on common stockholders’ equity (ROCE), compared with a ROA and a ROCE of 1.23% and 28.26%, respectively, for the same period in 2001.

Different components that impacted the Company’s performance are discussed in detail in the following pages.

FINANCIAL CONDITION

The Company had total assets of $6.74 billion as of March 31, 2002 compared to $5.89 billion as of December 31, 2001, an increase of $851.2 million or 14.46%. As of March 31, 2002, total liabilities amounted to $6.35 billion, an increase of $844.9 million or 15.36% when compared to $5.50 billion as of December 31, 2001.

Interest-Earning Assets

Interest-earning assets amounted to $6.54 billion at March 31, 2002, an increase of $797.9 million or 13.89% when compared to $5.74 billion as of December 31, 2001.

The increase as of March 31, 2002, was mainly due to an increase of $678.8 million or 25.56% in investments securities (primarily composed of securities available for sale and held to maturity) and $113.8 million or 3.97% in loans receivable — net (including mortgage loans held for sale).

The Company has continued its emphasis on the origination of commercial real estate loans, commercial loans as well as origination and purchase of residential mortgage loans. As a result, real estate loans secured by first mortgages portfolio, including mortgage loans held for sale, increased from $2.09 billion as of December 31, 2001, to $2.13 billion as of March 31, 2002, an increase of $39.0 million or 1.87%. Commercial loans secured by first mortgages increased from $1.12 billion as of December 31, 2001, to $1.15 billion as of March 31, 2002, an increase of $35.3 million or 3.16%. The consumer loan portfolio (including credit cards), commercial loans (not collateralized by real estate) and other loans increased from $795.6 million as of December 31, 2001, to $873.0 million as of March 31, 2002, an increase of $77.3 million or 9.72%.

Investment securities available for sale, which principally include mortgage and asset-backed securities and United States Government and agencies obligations, increased from $281.7 million as of December 31, 2001, to $735.1 million as of March 31, 2002, an increase of $453.4 million or 161.00%. Investment securities held to maturity, which principally include United States Government and agencies obligations and mortgage and asset-backed securities increased from $2.37 billion as of December 31, 2001, to $2.60 billion as of March 31, 2002, an increase of $229.8 million or 9.70%.

Interest-Bearing Liabilities

Interest-bearing liabilities amounted to $6.11 billion at March 31, 2002, an increase of $807.4 million or 15.21% when compared to $5.31 billion as of December 31, 2001.

The increase as of March 31, 2002, was mainly due to an increase of $640.0 million or 31.08% in securities sold under agreements to repurchase (“reverse repurchase agreements”) and $143.9 million or 4.45% in deposits.

The Company offers a variety of specialized types of deposit accounts and certificates of deposit. Savings deposits increased from $465.3 million as of December 31, 2001, to $490.2 million as of March 31, 2002, an increase of $24.9 million or 5.35%. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $2.74 billion as of December 31, 2001, to $2.86 billion as of March 31, 2002, an increase of $120.94 million or 4.41%. Other deposits include brokered deposits amounting to $1.75 billion and $1.57 billion as of March 31, 2002 and December 31, 2001, respectively.

Stockholders’ Equity

As of March 31, 2002, total stockholders’ equity amounted to $394.2 million, an increase of $6.29 million or 1.62% when compared to $387.9 million as of December 31, 2001. The increase during the three months ended March 31, 2002, was mainly due to a net income of $17.9 million, net of cash dividends declared on common and preferred stock of $6.6 million and a net change of $5.0 million in other comprehensive income.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the main source of earnings of the Company. As further discussed in the “Quantitative and Qualitative Disclosures of Market Risk” section, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities.

Net interest income increased $8.3 million or 28.93% for the three months ended March 31, 2002, when compared to the corresponding 2001 period. The increase for the three months ended March 31, 2002, was the result of significant increases in the average balance of interest earning assets although at lower yields than the comparable prior year period, as a result of a decreasing interest rate scenario. Interest income from loans, investment securities and mortgage and asset-backed securities all increased when compared to the three-month period ended March 31, 2001.

Average interest-earning assets increased from $4.23 billion for the three months ended March 31, 2001 to $6.33 billion for the three months ended March 31, 2002, an increase of $2.10 billion or 49.78%. The rise in average interest-earning assets is mainly related to increases in average investment securities and mortgage backed securities followed by a significant increase in average loans, which is the higher yielding category of interest-earning assets.

Interest income on loans increased $163,000 or .33% for the three months ended March 31, 2002, as compared to the same period in 2001. The average loans increased from $2.24 billion for the three months ended March 31, 2001, to $2.95 billion for the three months ended March 31, 2002, an increase of $708.3 million or 31.60%. Real estate loans secured by first mortgage, net as well as consumer loans accounted for the majority of the increase in loans for the three-month period ended March 31, 2002. The increase was primarily due to the Company’s continued business growth and emphasis in the credit granting activity. The average yield on loans decreased from 8.94% for the three months ended March 31, 2001, to 6.91% for the three months ended March 31, 2002.

Interest income on investment securities increased $1.76 million or 6.86% for the three months ended March 31, 2002, as compared to the same period in 2001. The increase in income from investment securities is mainly related to a rise in the average balance of investment securities from $1.49 billion for the three months ended March 31, 2001, to $2.41 billion for the three months ended March 31, 2002, an increase of $912.4 million or 61.10%. The investment portfolio average yield decreased from 6.85% for the three months ended March 31, 2001, to 4.61% for the three months ended March 31, 2002.

Interest income on mortgage and asset-backed securities increased $3.9 million or 66.6% for the three months ended March 31, 2002, as compared to the corresponding period in 2001. A rise in the average balance of $442.3 million or 143.23%, mainly caused the increase in income of mortgage and asset-backed securities for the three months ended March 31, 2002, as compared to the same period in 2001. The increase in the average balance of mortgage and asset-backed securities, was partially offset by a decreased in the average yield from 7.70% for the three months ended March 31, 2001, to 5.34% for the three months ended March 31,2002.

Interest income on money market instruments decreased $1.61 million or 57.50% for the three months ended March 31, 2002, as compared to the corresponding period in 2001. The decrease for the three-month period ended March 31, 2002, was mainly related to a decrease in the average yield on money market instruments from 6.03% for the three month ended March 31, 2001 to 2.12% for the three-month period ended March 31, 2002. The decrease in the average yield was partially offset by an increase in the average balance from $185.4 million from the three month ended March 31, 2001, to $227.5 million from the three month ended March 31, 2002, an increase of $42.1 million on 22.70%.

The increase in the average interest-earning assets was partially offset by a significant increase in the average interest-bearing liabilities. Average interest bearing liabilities increased from $4.05 billion for the three months ended March 31, 2001, to $5.93 billion for the three months ended March 31, 2002, an increase of $1.88 billion or 46.53%. The increase in average interest-bearing liabilities was mainly related to a significant increase in average reverse repurchase agreements, followed by an increase in average deposits. The average interest paid on interest bearing liabilities during the three-month period decreased from 5.51% in 2001 to 3.54% in 2002.

Interest expense on deposits decreased $7.29 million or 21.31% for the three months ended March 31, 2002, as compared to the corresponding period in 2001. The decrease from the three months ended March 31, 2002, was mainly due to a decrease in the average rate paid on deposit from 5.30% for the three months ended March 31, 2001, to 3.29% for the three months ended March 31, 2002. The decrease in the average rate paid was partially offset by an increase in the average balance from $2.58 billion for the three month ended March 31, 2001, to $3.32 billion for the same period in 2002, an increase of $739.9 million or 28.68%. Certificates of deposits, including IRA’s, accounted for the majority of the increase in the average balance of deposits.

Interest expense on reverse repurchase agreements increased $3.7 million or 19.19% for the three months ended March 31, 2002, as compared to the corresponding period in 2001. The increase was mainly due to a rise in the average balance of reverse repurchase agreements. The average balance of reverse repurchase agreements increased from $1.3 billion for the three months ended March 31, 2001, to $2.45 billion for the same period in 2002, an increase of $1.15 billion or 88.31%. The increase in the average balance of reverse repurchase agreement was partially offset by a decrease in average rates paid from 5.99% for the three month ended March 31, 2001, to 3.79% for the same period in 2002.

Interest expense on advances from FHLB decreased $332,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001. The decrease was mainly related to a decrease in the average rate paid. For the three months ended March 31, 2002, the average rate paid on advances from FHLB decreased from 6.29% in 2001 to 5.17% in 2002.

Interest expense on term notes decreased $96,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001. The decrease for the three months ended March 31, 2002, is due to a decrease in the average rate paid on term notes and in the average balance. For the three months ended March 31, 2002 the average rate paid on term notes was 4.66% when compared to 4.29% for same period in 2001. The average balance outstanding decreased from $48.0 million for the three months ended March 31, 2001 to $43.0 million for the same period in 2002, a decrease of $5.0 million or 10.42%.

Provision For Loan Losses

The provision for loan losses increased from $3.0 million for the three months ended March 31, 2001, to $3.6 million for the three months ended March 31, 2002, an increase of $624,000 or 20.80%. The allowance for loan losses amounted to $41.3 million as of March 31, 2002, as compared to $38.4 million as of December 31, 2001, an increase of $2.97 million or 7.73%. The increase in the provision for loan losses for the three-month period March 31, 2002, when compared to same period in 2001, was mainly associated with an increase in the size of the loan portfolio, primarily in the commercial and consumer loans portfolio, a rise in non-performing loans and the inherent risk in the loan portfolio.

The allowance for loan losses is a current estimate of the losses inherent in the present portfolio based on management’s ongoing quarterly evaluations of the loan portfolio. Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology includes the consideration of factors such as current economic conditions, trends in the nature and volume (delinquencies, charge-off, non-accrual and problem loans), prior loss experience, results of periodic credit reviews of individuals’ loans, changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company’s internal credit examiners. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Other Income

Total other income increased $694,000 million or 14.14% during the three months ended March 31, 2002, as compared to the corresponding period in 2001. The increase was primarily the result of an increase in fees charged on deposit accounts and other fees from loans and other services, consistent with the company strategy of increasing its fees base and other income.

Service charges on deposit accounts and other fees increased $892,000 or 20.32% for the three months ended March 31, 2002, as compared to the corresponding period in 2001.

Operating Expenses

Total operating expenses increased $2.5 million or 17.87% during the three months ended March 31, 2002, as compared to the corresponding period in 2001.

Salaries and employees’ benefits, which is the largest component of total operating expenses, increased $1.1 million or 22.14% during the three months ended March 31, 2002, as compared to the corresponding 2001 period. Such increase was mainly due to an increase in personnel to support the continued expansion of the Company, including the inception of new lines of business, normal salary increases and related employee benefits.

Advertising expense increased $304,000 or 27.94% for the three months ended March 31, 2002, as compared to same period in 2001. The increase was due to promotional efforts launched in connection to the bank’s consumer loan campaign as well as to the IRA’s campaign.

Other expenses increased $1.1 million or 13.71% for the three months ended March 31, 2002, as compared to the corresponding period in 2001. The increase is commensurate to the continued growth of operations of the Company.

Net Income

Net income increased $4.2 million or 30.22% for the three months ended March 31, 2002, as compared to the corresponding period in 2001. The increase for the three months ended March 31, 2002, is mainly the result of an increase in net interest income and other income, which was partially offset by increases in total operating expenses and in the provisions for income taxes and loan losses.

Minimum Regulatory Capital Requirements

The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. Westernbank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and by the Office of the Commissioner of Financial Institutions of Puerto Rico.

The Company (on a consolidated basis) and Westernbank (collectively, the “Companies”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Companies’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the Companies met all capital adequacy requirements to which they are subject.

As of December 31, 2001, Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. At March 31, 2002, there are no conditions or events that management believes have changed Westernbank’s category.

The Companies’ actual capital amounts and ratios as of March 31, 2002, are also presented in the table below:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$427,647	11.60%	$294,964	8.00%	N/A	N/A
Westernbank	421,930	11.46	294,648	8.00	$368,310	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	386,316	10.60%	145,829	4.00%	N/A	N/A
Westernbank	380,599	10.45	145,671	4.00	218,506	6.00%
Tier I Capital to Average Assets:
Consolidated	397,501	6.19%	192,585	3.00%	N/A	N/A
Westernbank	380,599	5.93	192,479	3.00	320,798	5.00%

The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank financial holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk and asset/liability management

Management considers interest rate risk the Company’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Company’s net interest income is largely dependent upon the effective management of interest rate risk.

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk included in certain balance sheet accounts and in off-balance sheet commitments, determine the appropriate level of risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board of Directors approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates.

The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities.

The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the amortized maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold for cash upon origination. In addition, the Company enters into interest rate exchange agreements (swaps) to hedge variable term notes and fixed callable certificates of deposit.

The Company is exposed to changes in the level of Net Interest Income (“NII”) in a changing interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at period end remain constant, or increase or decrease on an instantaneous and sustained change of plus 200 or minus 100 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

March 31, 2002:

Change in Interest Rate	Expected NII	Amount Change	% Change

		(Dollars in thousands)
+200 Basis Points	$156,089	$20,509	15.10%
Base Scenario	135,580	—	—
-100 Basis Points	112,789	(22,791)	(16.80)%

December 31, 2001:

Change in Interest Rate	Expected NII	Amount Change	% Change

		(Dollars in thousands)
+200 Basis Points	$141,560	$20,471	16.91%
Base Scenario	121,089	—	—
-100 Basis Points	100,279	(20,810)	(17.19)%

Given the current fed fund rate of 1.75% at March 31, 2002, a linear 100 basis points decrease was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease. The NII figures exclude the effect of the amortization of loan fees.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
In the opinion of the Company’s management, the pending and threatened legal proceedings of which management is aware will not have a material adverse effect on the financial condition and results of operations of the Company.

Item 2. Changes in Securities
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits and Reports on Form 8-K

A — Financial Statements Schedules

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B — Reports on Form 8-K

No reports filed as part of this Form 10-Q

C — Exhibits

No exhibits filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

W HOLDING COMPANY, INC.

Date:	May 9, 2002	By	/s/ Frank C. Stipes Frank C. Stipes, Esq. Chairman of the Board, Chief Executive Officer and President
Date:	May 9, 2002	By	/s/ Freddy Maldonado Freddy Maldonado Chief Financial Officer and Vice President of Finance and Investment