Form 10-Q/A
period 2002-03-31
W HOLDING CO INC
filed 2002-05-15
CIK 1084887

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment to
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

The Companies’ actual capital amounts and ratios as of March 31, 2002, are also presented in the table below:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$438,897	11.90%	$294,964	8.00%	N/A	N/A
Westernbank	421,930	11.46	294,648	8.00	$368,310	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	397,566	10.90%	145,829	4.00%	N/A	N/A
Westernbank	380,599	10.45	145,671	4.00	218,506	6.00%
Tier I Capital to Average Assets:
Consolidated	397,566	6.19%	192,585	3.00%	N/A	N/A
Westernbank	380,599	5.93	192,479	3.00	320,798	5.00%

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

Registrant:

W HOLDING COMPANY, INC.

Date:	May 15, 2002	By	/s/ Frank C. Stipes, Esq. Frank C. Stipes, Esq. Chairman of the Board, Chief Executive Officer and President
Date:	May 15, 2002	By	/s/ Freddy Maldonado Freddy Maldonado Chief Financial Officer and Vice President of Finance and Investment