Form 10-Q
period 2002-06-30
W HOLDING CO INC
filed 2002-08-14
CIK 1084887

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of l934

For Quarter Ended June 30, 2002

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

The number of shares issued and outstanding of each of the registrant’s classes of stock, as of the latest practicable date (July 26, 2002), is:

Common Stock	62,250,000
7.125% Preferred Stock 1998 Series A	1,219,000
7.25% Preferred Stock 1999 Series B	2,001,000
7.60% Preferred Stock 2001 Series C	2,208,000
7.40% Preferred Stock 2001 Series D	1,791,999

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONTENTS

Page
PART I FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition as of June 30, 2002 and December 31, 2001	1

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2002 and 2001	2

Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income for the Six Months Ended June 30, 2002 and 2001	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	4-5

Notes to Consolidated Financial Statements	6-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31-32

PART II OTHER INFORMATION:

Item 1. Legal Proceedings	33

Item 2. Changes In Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits and Reports on Form 8-K	33

SIGNATURES	34

Part I. Financial Information

Item I. Financial Statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$61,028	$62,414
Money market instruments:
Federal funds sold and securities purchased under agreements to resell	262,256	156,133
Interest bearing deposits with banks	23,900	26,214
Trading securities, at fair value	40,983	4,609
Investment securities available for sale, at fair value	528,970	281,682
Investment securities held to maturity, with a fair value of $2,644,810 in 2002 and $2,362,836 in 2001	2,638,277	2,369,775
Federal Home Loan Bank stock, at cost	39,676	38,450
Mortgage loans held for sale, at lower of cost or market	5,866	5,253
Loans, net of allowance for loan losses of $43,508 in 2002 and $38,364 in 2001	3,217,878	2,838,404
Accrued interest receivable	41,939	32,820
Premises and equipment, net	90,826	40,673
Other assets	42,128	31,767

Total	$6,993,727	$5,888,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$3,791,773	$3,233,912
Securities sold under agreements to repurchase	2,576,331	2,059,646
Term notes	3,000	43,000
Advances from Federal Home Loan Bank	120,000	120,000
Mortgage note	37,986	—
Other liabilities	52,437	43,727

Total liabilities	6,581,527	5,500,285

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value per share (liquidation preference $25 per share); authorized 20,000,000 shares; issued and outstanding 7,219,999 shares	7,220	7,220
Common stock — $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 62,250,000 shares in June 30, 2002 and 41,500,000 in December 31, 2001	62,250	41,500
Paid-in capital	187,628	187,628
Retained earnings:
Reserve fund	27,255	23,476
Undivided profits	128,722	128,583
Accumulated other comprehensive loss	(875)	(498)

Total stockholders’ equity	412,200	387,909

TOTAL	$6,993,727	$5,888,194

See Notes to Consolidated Financial Statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

INTEREST INCOME:
Loans, including loan fees	$52,088	$51,603	$102,369	$101,721
Investment securities	28,980	26,098	56,330	51,670
Mortgage and asset-backed securities	11,973	7,458	21,843	13,384
Money market instruments	1,428	2,257	2,615	5,074

Total interest income	94,469	87,416	183,157	171,849

INTEREST EXPENSE:
Deposits	28,684	33,111	55,583	67,295
Securities sold under agreements to repurchase	24,344	20,270	47,253	39,491
Advances from Federal Home Loan Bank	1,546	1,609	3,075	3,471
Term notes	129	535	584	1,087

Total interest expense	54,703	55,525	106,495	111,344

NET INTEREST INCOME	39,766	31,891	76,662	60,505
PROVISION FOR LOAN LOSSES	3,467	3,000	7,091	6,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,299	28,891	69,571	54,505

OTHER INCOME:
Service charges on deposit accounts and other fees	5,052	4,281	10,334	8,672
Unrealized gain (loss) on derivative instruments	285	(1,032)	633	(769)
Net gain on sale and valuation of loans, securities and other	1,093	26	1,183	327
Loss on trading account securities	(1,143)	—	(1,262)	(47)

Total other income	5,287	3,275	10,888	8,183

TOTAL NET INTEREST INCOME AND OTHER INCOME	41,586	32,166	80,459	62,688

OPERATING EXPENSES:
Salaries and employees’ benefits	6,599	5,541	12,926	10,721
Equipment	2,401	2,285	4,667	4,525
Occupancy	1,355	1,261	2,671	2,475
Advertising	1,642	1,235	3,033	2,323
Printing, postage, stationery and supplies	616	569	1,299	1,126
Telephone	469	473	970	885
Other	4,524	3,461	8,793	6,984

Total operating expenses	17,606	14,825	34,359	29,039

INCOME BEFORE PROVISION FOR INCOME TAXES	23,980	17,341	46,100	33,649

PROVISION FOR INCOME TAXES:
Current	4,672	2,964	10,121	6,455
Deferred	(761)	(977)	(1,983)	(1,899)

Total provision for income taxes	3,911	1,987	8,138	4,556

NET INCOME	$20,069	$15,354	$37,962	$29,093

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,742	$12,901	$31,308	$25,191

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.27	$0.21	$0.50	$0.40

See Notes to Consolidated Financial Statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,

	2002	2001

Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$7,220	$3,220
Issuance of preferred stock	—	2,208

Balance at end of period	7,220	5,428

Common stock:
Balance at beginning	41,500	41,502
Stock split	20,750	—

Balance at end of period	62,250	41,502

Paid-in capital:
Balance at beginning of period	187,628	95,313
Issuance of preferred stock	—	50,895

Balance at end of period	187,628	146,208

Reserve fund:
Balance at beginning of period	23,476	17,302
Transfer from undivided profits	3,779	2,909

Balance at end of period	27,255	20,211

Undivided profits:
Balance at beginning of period	128,583	93,241
Net income	37,962	29,093
Cash dividends on common stock	(6,640)	(5,188)
Cash dividends on preferred stock	(6,654)	(3,902)
Transfer to reserve fund	(3,779)	(2,909)
Stock split	(20,750)	—

Balance at end of period	128,722	110,335

Accumulated other comprehensive loss:
Balance at beginning of period	(498)	40
Cumulative effect on change in accounting for derivative instruments	—	135
Other comprehensive loss	(377)	(1,933)

Balance at end of period	(875)	(1,758)

Total Stockholders’ Equity	$412,200	$321,926

Comprehensive income:
Net income	$37,962	$29,093

Other comprehensive loss, net of income tax:
Unrealized net losses on securities available available for sale:
Arising during the period	(567)	(639)
Reclassification adjustment for gains included in net income	945	338

	378	(301)

Cash flow hedges:
Adoption of SFAS 133, net of income tax	—	135
Unrealized net derivative losses arising during the period	(1,056)	(2,273)

	(1,056)	(2,138)

Income tax effect	301	641

Net change in comprehensive income, net of income taxes	(377)	(1,798)

Total Comprehensive Income	$37,585	$27,295

See Notes to Consolidated Financial Statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,962	$29,093
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	7,091	6,000
Foreclosed real estate held for sale	52	—
Deferred income taxes	(1,983)	(1,899)
Depreciation and amortization on:
Premises, equipment and other	3,149	2,820
Foreclosed real estate held for sale	30	30
Mortgage servicing rights	339	218
Amortization of premium (discount) on:
Investment securities available for sale	(340)	(3)
Investment securities held to maturity	(6,329)	(6,627)
Mortgage-backed securities held to maturity	(483)	(60)
Loans	796	280
Amortization of discount on deposits	779	—
Amortization of deferred loan origination fees and costs	(2,759)	(2,372)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(945)	(13)
Mortgage loans held for sale	(235)	12
Derivative instruments	(633)	—
Foreclosed real estate held for sale	(63)	(55)
Originations of mortgage loans held for sale	(22,814)	(19,038)
Decrease (increase) in:
Trading securities	28,011	22,481
Accrued interest receivable	(9,118)	(5,282)
Other assets	(4,042)	(21,379)
Increase (decrease) in:
Accrued interest on deposits and borrowings	(2,926)	(2,369)
Other liabilities	10,938	7,135

Net cash provided by operating activities	36,477	8,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase (decrease) in interest bearing deposits with banks	2,314	(3,265)
Net increase (decrease) in federal funds sold and securities purchased under agreements to resell	(106,123)	5,685
Investment securities available for sale:
Sales	186,443	98,942
Purchases	(521,497)	(101,148)
Proceeds from principal repayment	48,111	8,597
Investment securities held to maturity:
Purchases	(6,471,499)	(4,541,510)
Proceeds from redemption and repayment	6,188,943	4,335,565
Mortgage-backed securities held to maturity:
Purchases	(80,445)	(236,462)
Proceeds from principal repayment	101,311	44,513
Loans:
Purchases	(71,402)	(264,293)
Other increase	(313,696)	(114,425)
Purchase of derivative options	(4,955)	—
Proceeds from sales of foreclosed real estate held for sale	181	136
Additions to premises and equipment	(3,326)	(1,888)
Purchase of Federal Home Loan Bank stock	(1,226)	(8,650)
Purchase of partnership interest, net of cash acquired	(11,496)	—

Net cash used in investing activities	(1,058,362)	(778,203)

Forward	$(1,021,885)	$(769,231)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,

	2002	2001

Forward	$(1,021,885)	$(769,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	556,556	387,225
Net increase in securities sold under agreements to repurchase	396,504	156,603
Securities sold under agreements to repurchase with original maturities over three months:
Proceeds	294,073	220,500
Payments	(173,893)	(32,350)
Payments of term notes	(40,000)	—
Net decrease in advances from borrowers for taxes and insurance	316	420
Dividends paid	(13,057)	(8,742)
Issuance of preferred stock	—	53,103

Net cash provided by financing activities	1,020,499	776,759

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(1,386)	7,528
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	62,414	45,936

CASH AND DUE FROM BANKS, END OF PERIOD	$61,028	$53,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$109,421	$113,713
Income tax	4,928	2,000
Noncash activities:
Other assets acquired on purchase of partnership interest	249	—
Building acquired on purchase of partnership interest	49,852	—
Mortgage note assumed on purchase of partnership interest	37,986	—
Accrued dividends payable	1,661	1,281
Net increase in other comprehensive loss	561	(1,798)
Mortgage loans securitized and transferred to trading securities	22,300	20,371
Transfer from available for sale to trading securities	42,085	—
Transfer from loans to foreclosed real estate held for sale	775	317
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	278	—
Capitalized mortgage servicing rights	336	258
Unpaid additions to premises and equipment	53	66
Transfer from undivided profits to reserve fund	3,779	2,909
Effect in valuation of derivatives and their hedge items:
Increase in other assets	3	8,753
Increase in deposits	7,605	7,936
Increase in other liabilities	9,066	3,086
Effect of three-for-two stock split	20,750

See Notes to Consolidated Financial Statements.

(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly-owned subsidiaries, Westernbank Puerto Rico (“Westernbank” or the “Bank”) and Westernbank Insurance, Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. The Bank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank, deposits in which are insured to applicable limits by the United States Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance, Corp. is a general insurance agent placing property, casualty, life and disability insurance.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial-related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

The Company’s executive office is located at 19 West McKinley Street, Mayagüez, Puerto Rico; its telephone number is (787) 834-8000; its internet email address is westernbank@wbpr.com; and its web page is at URL: http: //www.westernetbank.com. Information appearing on the Company’s website is not incorporated by reference into this report.

On March 18, 2002, Westernbank through Westernbank World Plaza, Inc. (“WWPI”), a newly created wholly-owned subsidiary of Westernbank Puerto Rico, and its wholly-owned subsidiary Westernbank One Percent, Inc. (“WOPI”), acquired 99% (as Limited Partner) and 1% (as General Partner), respectively, of the partnership interest of Apollo Hato Rey, L.P., a Delaware Limited Partnership (the “Partnership”). WWPI and WOPI were created for the purpose of owning, developing, managing and operating Westernbank World Plaza (formerly known as Hato Rey Tower) a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. On March 23, 2002, the Partnership was dissolved and its net assets distributed to WWPI and WOPI. Immediately thereafter, Westernbank One Percent, Inc. was also dissolved by Westernbank World Plaza, Inc. Upon dissolution of Westernbank One Percent, Inc., Westernbank World Plaza, Inc. became the 100% owner of the net assets of the dissolved partnership. Westernbank World Plaza now serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and for Westernbank Business Credit and Expresso of Westernbank divisions.

In June 2001, Westernbank acquired the asset-based lending portfolio of the Puerto Rico branch of Congress Credit Corporation for $163.8 million. In July 2002, Westernbank launched a new banking division focused on offering consumer loans through 17 full-service branches, called “Expresso of Westernbank,” denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000.

The unaudited Consolidated Financial Statements accompanying the Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of June 30, 2002 and December 31, 2001, and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2001 has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flow for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K.

2.     EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three and six months ended June 30, 2002 and 2001 were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during the same periods (which reflect the stock split refer to below), as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in 000's, except per share data)
Basic and diluted earnings per share:
Net income	$20,069	$15,354	$37,962	$29,093
Less preferred stock dividends	3,327	2,453	6,654	3,902

Income attributable to common stockholders	$16,742	$12,901	$31,308	$25,191

Weighted average number of common shares outstanding for the period (as adjusted)	62,250,000	62,253,000	62,250,000	62,253,000
Effect of dilutive stock options	721,831	—	613,106	—

Total	62,971,831	62,253,000	62,863,106	62,253,000

Basic and diluted earnings per share (as adjusted)	$0.27	$0.21	$0.50	$0.40

On June 17, 2002, the Company declared a three-for-two stock split in the form of a stock dividend on its common stock, for stockholders of record as of June 28, 2002, that are distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock in the amount of $20.8 million. The computation of basic and diluted earnings per share were adjusted retroactively for the three and six months ended June 30, 2001, to reflect the change in capital structure.

3. DIVIDENDS DECLARED PER COMMON SHARE

The Company’s Board of Directors has adopted an ongoing policy that provides for the distribution of dividends to common stockholders on the basis of 25% of the average earnings for the last two preceding years. The same are paid monthly on the 15th day of each month for stockholders on record as of the last day of the preceding month.

On June 20, 2002, the Company's Board of Directors approved an additional increase of 3.125% in its annual dividend payments to the Company’s common stockholders in 2002 to $.22 per share, after the effect of a three-for-two stock split declared on June 17, 2002 ($.32 per share before effect of three-for-two stock split).

The Company’s cash dividends declared per share for the six months ended June 30, 2001 and 2002 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1) (2) (3)

YEAR 2002
January 31, 2002	February 15, 2002	$0.01778
February 28, 2002	March 15, 2002	0.01778
March 31, 2002	April 15, 2002	0.01778
April 30, 2002	May 15, 2002	0.01778
May 31, 2002	June 15, 2002	0.01778
June 30, 2002	July 15, 2002	0.01778

Total		$0.10668

YEAR 2001
January 31, 2001	February 15, 2001	$0.01386
February 28, 2001	March 15, 2001	0.01386
March 31, 2001	April 15, 2001	0.01393
April 30, 2001	May 15, 2001	0.01386
May 31, 2001	June 15, 2001	0.01386
June 30, 2001	July 15, 2001	0.01393

Total		$0.08333

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002 for stockholders of record as of June 28, 2002, distributed on July 10, 2002.

(2)	Dividend amounts in the table are rounded.

(3)	The dividend rate and the continued payment of dividends will depend on a number of factors, including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future.

4. INVESTMENTS SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2002	Cost	Gains	Losses	Value

	(In thousands)
Trading securities:
Mortgage-backed securities - Government National Mortgage Association (GNMA) certificates	$25	$—	$—	$25
Corporate notes	42,058	—	1,100	40,958

Total	$42,083	$—	$1,100	$40,983

Available for sale:
Mortgage-backed securities - Collateralized mortgage obligations (CMO)	$276,018	$818	$1,071	$275,765
U.S. Government and agencies obligations	226,600	1,486	—	228,086
Corporate notes	22,195	—	2,026	20,169
Other investments	5,000	—	50	4,950

Total	$529,813	$2,304	$3,147	$528,970

Held to maturity:
U.S. Government and agencies obligations	$2,064,208	$8,520	$40	$2,072,688
Puerto Rico Government and agencies obligations	19,695	165	—	19,860
Commercial paper	75,477	—	—	75,477
Corporate notes	66,565	1,549	312	67,802

Subtotal	2,225,945	10,234	352	2,235,827

Mortgage and asset-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	11,892	540	—	12,432
GNMA certificates	15,865	580	—	16,445
Fannie Mae (FNMA) certificates	8,300	395	—	8,695
CMO certificates	304,473	1,149	1,097	304,525
Other	71,802	50	4,966	66,886

Subtotal	412,332	2,714	6,063	408,983

Total	$2,638,277	$12,948	$6,415	$2,644,810

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value

	(In thousands)
Trading securities:
Mortgage-backed securities-
GNMA certificates	$2,554	$25	$—	$2,579
FNMA certificates	2,070	—	40	2,030

Total	$4,624	$25	$40	$4,609

Available for sale:
U.S. Government and agencies obligations	$196,600	$—	$154	$196,446
Corporate notes	56,301	22	243	56,080
CMO Certificates	29,062	94	—	29,156

Total	$281,963	$116	$397	$281,682

Held to maturity:
U.S. Government and agencies obligations	$1,788,000	$2,721	$6,360	$1,784,361
Puerto Rico Government and agencies obligations	22,607	249	15	22,841
Commercial paper	59,992	—	—	59,992
Corporate notes	66,460	1,064	1,269	66,255

Subtotal	1,937,059	4,034	7,644	1,933,449

Mortgage and other asset-backed securities:
FHLMC certificates	13,475	455	—	13,930
GNMA certificates	18,500	594	—	19,094
CMO certificates	319,386	369	1,799	317,956
FNMA certificates	10,011	332	—	10,343
Other	71,344	—	3,280	68,064

Subtotal	432,716	1,750	5,079	429,387

Total	$2,369,775	$5,784	$12,723	$2,362,836

The amortized cost and fair value of investment securities available for sale and held to maturity at June 30, 2002, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:

	AVAILABLE FOR SALE		HELD TO MATURITY

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$—	$—	$596,103	$596,110
Due after one year through five years	226,600	228,086	1,418,463	1,427,125
Due after five years through ten years	—	—	72,000	72,351
Due after ten years	27,195	25,119	139,379	140,241

Subtotal	253,795	253,205	2,225,945	2,235,827

Mortgage and other asset-backed securities	276,018	275,765	412,332	408,983

Total	$529,813	$528,970	$2,638,277	$2,644,810

5. LOANS

The loan portfolio consisted of the following:	June 30,	December 31,
	2002	2001

	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$1,209,644	$1,117,451
Conventional:
One-to-four family residences	798,562	827,110
Other properties	2,848	2,734
Construction and land acquisition	171,349	125,047
Insured or guaranteed — Federal Housing Administration, Veterans Administration, and others	14,936	16,896

Total	2,197,339	2,089,238

Plus (less):
Undisbursed portion of loans in process	(5,787)	(5,624)
Premium on loans purchased — net	1,727	2,036
Deferred loan fees — net	(4,661)	(4,531)

Total	(8,721)	(8,119)

Real estate loans — net	2,188,618	2,081,119

OTHER LOANS:
Commercial loans	499,685	376,408
Loans on deposits	33,816	35,140
Credit cards	59,461	63,108
Consumer loans	479,829	318,509
Plus (less):
Premium on loans purchase — net	3,697	4,169
Deferred loan fees — net and unearned interest	(3,720)	(1,685)

Other loans — net	1,072,768	795,649

TOTAL LOANS	3,261,386	2,876,768
ALLOWANCE FOR LOAN LOSSES	(43,508)	(38,364)

LOANS — NET	$3,217,878	$2,838,404

The total investment on impaired commercial and construction loans at June 30, 2002 and December 31, 2001, was $56,264,000 and $42,478,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at June 30, 2002 and December 31, 2001. Impaired commercial and construction loans amounting to $26,455,000 and $21,996,000 at June 30, 2002 and December 31, 2001, respectively, were covered by a valuation allowance of $4,250,000 and $4,181,000, respectively. Impaired commercial and construction loans amounting to $29,809,000 at June 30, 2002 and $20,482,000 at December 31, 2001, did not require a valuation allowance in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. The average investment on impaired commercial and construction loans during the six-month period ended June 30, 2002 and 2001 amounted to $43,616,000 and $12,672,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when they are over 90 days in arrears on payments of principal or interest. Interest income on impaired commercial and construction loans collected and recognized as income for the six-month period ended June 30, 2002 and 2001, amounted to $1,862,000 and $555,000, respectively.

6.     PLEDGED ASSETS

At June 30, 2002 residential mortgage loans and investment securities held to maturity amounting to $374,151,000 and $2,290,000,000, respectively, were pledged to secure public fund and individual retirement account deposits, securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, term notes and interest rate swap agreements. Pledged investment securities held to maturity amounting to $2,224,000,000 at June 30, 2002 can be repledged.

7.     DEPOSITS

A comparative summary of deposits as of June 30, 2002 and December 31, 2001, follows:

	2002	2001

	(In thousands)
Noninterest bearing accounts	$157,927	$123,932
Passbook	509,062	465,267
NOW accounts	128,723	115,977
Super NOW accounts	22,867	18,609
Money market	8,751	6,806
Certificates of deposit	2,943,709	2,477,842

Total	3,771,039	3,208,433
Accrued interest payable	20,734	25,479

Total	$3,791,773	$3,233,912

8.     INCOME TAXES

Under the Puerto Rico Internal Revenue Code (the “Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, Westernbank and Westernbank Insurance Corp. are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources, except for income on certain investment securities of Westernbank and income from Westernbank International Division. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

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

Deferred income tax assets (liabilities) as of June 30, 2002 and December 31, 2001, consisted of the following:

	2002	2001

	(In thousands)
Allowance for loan losses	$15,840	$13,834
Unrealized loss in valuation of derivative instruments	741	891
Allowance for foreclosed real estate held for sale	3	39
Mortgage servicing rights	(814)	(816)
Other temporary differences	(24)	(47)

Total	15,746	13,901
Less valuation allowance	39	39

Deferred income tax assets, net	$15,707	$13,862

Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are not met.

9.     FINANCIAL INSTRUMENTS

Derivative financial instruments and hedging activities - The Company utilizes various derivative instruments for hedging purposes and other than hedging purposes, such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Company controls the credit risk of its derivative financial instrument agreements through credit approvals, limits and monitoring procedures.

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

In addition, the Company offers its customers certificates of deposit that contain an embedded derivative tied to the performance of the Standard & Poor’s 500 Composite Stock Index, which is bifurcated from the host deposit and recognized in the statement of financial condition in accordance with SFAS 133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses interest rate swap and option agreements with major broker dealer companies to manage its exposure to the stock market. Under the terms of the swap agreements, the Company will receive the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. Under the option agreements, the Company also will receive the average increase in the month-end value of the index but in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative instrument of the certificates of deposit and the interest rate swap and option agreements do not qualify for hedge accounting, these derivative instruments are marked to market through earnings.

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

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of June 30, 2002 and December 31, 2001, was as follows:

	Notional Amount

Type of Contract	2002	2001

	(In thousands)
Hedging activities:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$811,709	$548,347
Cash flow hedge:
Interest rate swaps used to hedge variable rate:
Term notes	—	40,000

Total	$811,709	$588,347

Derivatives not designated as hedge:
Interest rate swaps (unmatched portion)	$3,991	$11,653
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	63,216	37,952
Purchased options used to manage exposure to the stock market on stock indexed deposits	26,887	1,623
Caps	—	100,000

Total	$130,423	$187,557

At June 30, 2002, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $1.6 million, which was recorded as part of “Other Liabilities” and as a decrease to the hedged “Deposits” in the accompanying June 30, 2002, statement of financial condition.

At December 31, 2001, the fair value of the derivative qualifying for fair value hedge represented an unrealized net loss of $10.8 million, which was recorded as “Other Liabilities” and as a decrease to the hedged “Deposits”, in the accompanying December 31, 2001 statement of financial condition.

At December 31, 2001, the fair value of the cash flow hedge derivatives activities represented an unrealized loss of $356,000 and was recorded as part of “Other Liabilities” in the accompanying December 31, 2001 statement of financial condition. Their effect on “Other Comprehensive Income” at December 31, 2001 was a decrease of $217,000, net of taxes of $139,000. No such derivatives activities were outstanding as of June 30, 2002.

At June 30, 2002, the fair value of derivatives not qualifying as a hedge was $6,695,000 and was recorded as part of “Other assets” $3,184,000, “Deposits” ($3,878,000) and “Other liabilities” ($6,001,000) in the accompanying June 30, 2002 statement of financial condition.

At December 31, 2001, the fair value of the derivatives not designated as hedge represented an unrealized net loss of $7,865,000, and was recorded as a decrease in “Other Assets” of $8,000, as an increase in “Deposits” of $3,821,000 and as an increase in “Other Liabilities” of $4,036,000.

A summary of the types of swaps used and their terms at June 30, 2002 and December 31, 2001, follows:

	2002	2001

	(In thousands)
Pay floating/received fixed:
Notional amount	$815,700	$560,000
Weighted average receive rate at period end	5.88%	6.13%
Weighted average pay rate at period end	1.99%	2.21%
Floating rate in percentage of three month LIBOR, plus a spread ranging from minus .22% to plus .25%	100%	100%

	2002	2001

	(In thousands)
Pay fixed/receive floating:
Notional amount	$—	$40,000
Weighted average receive rate at period end	1.55%	1.60%
Weighted average pay rate at period end	4.46%	4.49%
Floating rate in percentage of three month LIBOR, minus .10%	85% to 100%	85% to 100%

The changes in notional amount of swaps during the six months ended June 30, 2002 follows:

(In thousands)
Balance at December 31, 2001	$636,329
New swaps	295,000
Called and matured swaps	(79,300)

Ending balance	$852,029

During the six months ended June 30, 2002, various counterparties of swap agreements exercised their option to cancel their swaps and the Company immediately exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At June 30, 2002, the interest rate swaps, embedded options and purchased options maturities by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options

	(In thousands)
2002	$—	$—	$—
2003	80,000	—	—
2006 and thereafter	772,029	63,216	26,887

Total	$852,029	$63,216	$26,887

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

Committed Resources. At June 30, 2002 and December 31, 2001, the Company had outstanding the following contract amount of financial instruments whose amounts represent credit risk, in respect with the instruments described in the preceding paragraph:

	2002	2001

	(In thousands)
Commitments to extend credit:
Fixed rates	$15,374	$11,839
Variable rates	201,308	151,757
Unused lines of credit:
Commercial	59,423	53,723
Credit cards and other	81,201	75,683
Stand-by letters of credit	3,083	2,340

Total	$360,389	$295,342

Such commitments will be funded in the normal course of business from the Company’s principal sources of funds. At June 30, 2002, the Company had $1.7 billion in deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regards to such commitments.

10.     STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”) for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 6,300,000 (adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002 and distributed on July 10, 2002) shares of common stock can be granted. Also, options for up to 6,300,000 (as adjusted) shares of common stock, reduced by any shares issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plan is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. During the year ended December 31, 2001, the Company granted 112,500 (as adjusted) options under the 1999 Qualified Stock Option Plan to two executive officers, which will become fully exercisable after five years following the grant date. No such options were granted for the six months ended June 30, 2002.

The Company follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Company’s stock at the measurement date (the grant date) over the amount an employee must pay to acquire the stock. No compensation expense was recognized in the quarter June 30, 2002, because no options were granted. The compensation expense for the period ended June 30, 2002, based on the Fair Value Method described in SFAS No. 123 and its effect on earnings per share was not significant.

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

	As of and for the Three Months Ended
	June 30, 2002
	(In thousands)

	In Puerto Rico	International	Total
Operations data:
Interest income	$62,683	$28,131	$90,814
Interest expense	39,557	13,822	53,379

Net interest income	23,126	14,309	37,435
Provision for loan losses	(3,000)	—	(3,000)
Other income, net	4,834	(32)	4,802
Equity in net gain of subsidiaries	141	—	141

Total net interest income and other income	$25,101	$14,277	$39,378

Total assets	$4,815,559	$2,363,321	$7,178,880

	As of and for the Six Months Ended
	June 30, 2002
	(In thousands)

	In Puerto Rico	International	Total
Operations data:
Interest income	$122,926	$53,599	$176,525
Interest expense	77,019	26,995	104,014

Net interest income	45,907	26,604	72,511
Provision for loan losses	(6,500)	—	(6,500)
Other income, net	9,465	(15)	9,450
Equity in net gain of subsidiaries	286	—	286

Total net interest income and other income	$49,158	$26,589	$75,747

Total assets	$5,152,004	$2,252,301	$7,404,305

	As of December 31, 2001 and for the Six
	Months ended June 30, 2001
	(In thousands)

	In Puerto Rico	International	Total
Interest income	$131,083	$39,684	$170,767
Interest expense	91,178	19,746	110,924

Net interest income	39,905	19,938	59,843
Provision for loan losses	(6,000)	—	(6,000)
Other income, net	8,593	229	8,822
Equity in loss of subsidiary	(111)	—	(111)

Total net interest income and other income	$42,387	$20,167	$62,554

Total assets	$4,514,001	$1,825,915	$6,339,916

	Three Months Ended
	June 30,

	2002	2001

	(In thousands)
Interest income:
Reportable segments	$90,814	$84,432
All other	3,655	2,984

Consolidated interest income	$94,469	$87,416

Total net interest income and other income:
Reportable segments	$39,378	$30,411
All other	22,504	13,835

Total	61,882	44,246
Less eliminations	(20,296)	(12,080)

Consolidated total net interest income and other income	$41,586	$32,166

	Six Months Ended
	June 30,

	2002	2001

	(In thousands)
Interest income:
Reportable segments	$176,525	$170,767
All other	6,632	1,082

Consolidated interest income	$183,157	$171,849

Total net interest income and other income:
Reportable segments	$75,747	$62,554
All other	43,106	29,976

Total	118,853	92,530
Less eliminations	(38,394)	(29,842)

Consolidated total net interest income and other income	$80,459	$62,688

	June 30, 2002	December 31, 2001
	(In thousands)
Total assets:
Reportable segments	$7,404,305	$6,339,916
All other	1,041,674	642,398

Total	8,445,979	6,982,314
Less eliminations	(1,452,252)	(1,094,120)

Consolidated total assets	$6,993,727	$5,888,194

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

Effective January 1, 2002, the Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business. Implementation of SFAS 144 did not have a significant effect on the Company’s consolidated financial statements.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses.

SFAS 145 amends SFAS 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale–leaseback transactions is accounted for in the same manner as sale-leaseback transactions. SFAS 145 is not expected to have a significant effect on the Company’s consolidated financial condition or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I — Item 2

General

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly-owned subsidiaries, Westernbank Puerto Rico (“Westernbank” or the “Bank”) and Westernbank Insurance, Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. The Bank, which was founded as a savings institution in 1958, is a Puerto Rico-chartered commercial bank, deposits in which are insured to applicable limits by the United States Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance, Corp. is a general insurance agent placing property, casualty, life and disability insurance.

In July 2000, the Company became a financial-related holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

Westernbank operates through a network of 48 full service bank branches (including 17 Expresso of Westernbank branches opened in July 2002) located throughout Puerto Rico, primarily in the Southwestern portion of the island, and a fully functional banking site on the Internet. In addition, it operates four divisions: Westernbank International Division, which offers, commercial banking and related services outside of Puerto Rico; Westernbank Trust Division, which offers a full array of trust services, Westernbank Business Credit, a division specializing in commercial business loans secured principally by accounts receivable, inventory and equipment, created on June 15, 2001 when Westernbank acquired the entire asset-based commercial loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union National Bank N.A.; and Expresso of Westernbank, Westernbank’s newest division, which specializes in small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000. Westernbank owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at June 30, 2002 and December 31, 2001 and for the six months ended June 30, 2002 and 2001, are not significant.

On March 18, 2002, Westernbank through Westernbank World Plaza, Inc. (“WWPI”), a newly created wholly-owned subsidiary of Westernbank Puerto Rico, and its wholly-owned subsidiary Westernbank One Percent, Inc. (“WOPI”), acquired 99% (as Limited Partner) and 1% (as General Partner), respectively, of the partnership interest of Apollo Hato Rey, L.P., a Delaware Limited Partnership (the “Partnership”). WWPI and WOPI were created for the purpose of owning, developing, managing and operating Westernbank World Plaza (formerly known as Hato Rey Tower) a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. On March 23, 2002, the Partnership was dissolved and its net assets distributed to WWPI and WOPI. Immediately thereafter, Westernbank One Percent, Inc. was also dissolved by Westernbank World Plaza, Inc. Upon dissolution of Westernbank One Percent, Inc., Westernbank World Plaza, Inc. became the 100% owner of the net assets of the dissolved partnership. Westernbank World Plaza now serves as the Company’s San Juan metropolitan area head-quarters for the Company’s regional commercial lending office and for Westernbank Business Credit and Expresso of Westernbank divisions.

On July 2002, Westernbank launched its newest division, Expresso of Westernbank, a division specializing in making small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000 through 17 full-service branches (including 13 new branches and 4 re-designated branches).

The principal business of Westernbank consists of attracting deposits from the general public and utilizing such funds and proceeds from reverse repurchase agreements and other borrowings to invest in residential mortgage loans, commercial loans collateralized with real estate, asset based loans, consumer loans and other loans.

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

The main objective of the Company’s Asset and Liability Management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. As further discussed in Item 3, the “Quantitative and Qualitative Disclosures About Market Risk”, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities. Therefore, management has followed a conservative practice geared towards the preservation of capital with adequate returns. The Company’s Investment Committee, which includes members of the Board of Directors and senior management, is responsible for the asset-liability oversight. The Investment Department is responsible for implementing the policies established by the Investment Committee.

The policies established and practices followed are intended to retain depositors’ confidence, obtain a favorable match between the maturity of its interest-earning assets and its interest-bearing liabilities, and enhance the stockholders’ investment in the Company.

The Company’s growth during the first semester of 2002 is mainly related to an increase in the portfolios of investment securities available for sale and held to maturity, an increase in other loans, mainly consumer and commercial loan portfolios. Also the Company has continued effective management of interest rate risk and a tight control of operating expenses. Total net income for the three and six months ended June 30, 2002, increased to $20.1 million and to $38.0 million, respectively, up 30.71% and 30.48% when compared to $15.4 million and $29.1 million, for the three and six months ended June 30, 2001. Net income attributable to common stockholders for the three and six months ended June 30, 2002, increased to $16.7 million and to $31.3 million, respectively, up 29.77% and 24.28% when compared to $12.9 million and $25.2 million, for the same periods in 2001. The Company’s profitability ratios for the six months ended June 30, 2002, represented returns of 1.18% on assets (ROA) and 28.52% on common stockholders’ equity (ROCE), compared with a ROA and a ROCE of 1.25% and 28.28%, respectively, for the same period in 2001.

Different components that impacted the Company’s performance are discussed in detail in the following pages.

Financial Condition

The Company had total assets of $7.0 billion as of June 30, 2002, compared to $5.89 billion as of December 31, 2001, an increase of $1.10 billion or 18.78%. As of June 30, 2002, total liabilities amounted to $6.58 billion, an increase of $1.08 billion or 19.66% when compared to $5.50 billion as of December 31, 2001.

Interest-Earning Assets

Interest-earning assets amounted to $6.78 billion at June 30, 2002, an increase of $1.04 billion or 18.09% when compared to $5.74 billion as of December 31, 2001.

The increase as of June 30, 2002, was mainly due to an increase of $552.2 million or 20.79% in investment securities (primarily composed of securities available for sale and held to maturity) and $380.1 million or 13.37% in loans receivable — net (including mortgage loans held for sale).

The Company has continued its emphasis on the origination of commercial real estate loans, commercial loans as well as origination and purchase of residential mortgage loans. As a result, real estate loans secured by first mortgages portfolio, including mortgage loans held for sale, increased from $2.09 billion as of December 31, 2001, to $2.20 billion as of June 30, 2002, an increase of $108.10 million or 5.17%. Commercial loans secured by first mortgages increased from $1.12 billion as of December 31, 2001, to $1.21 billion as of June 30, 2002, an increase of $92.2 million or 8.25%. The consumer loan portfolio (including credit cards), commercial loans (not collateralized by real estate) and other loans increased from $795.6 million as of December 31, 2001, to $1.07 billion as of June 30, 2002, an increase of $277.1 million or 34.83%.

Investment securities available for sale, which principally include mortgage and asset-backed securities and United States Government and agencies obligations, increased from $281.7 million as of December 31, 2001, to $529 million as of June 30, 2002, an increase of $247.3 million or 87.79%. Investment securities held to maturity, which principally include United States Government and agencies obligations and mortgage and asset-backed securities, increased from $2.37 billion as of December 31, 2001, to $2.64 billion as of June 30, 2002, an increase of $268.5 million or 11.33%.

Federal funds sold and securities purchased under agreements to resell (“repurchase agreements”) increased from $156.1 million as of December 31, 2001, to $262.3 million as of June 30, 2002, an increase of $106.1 million or 67.97%.

Interest-Bearing Liabilities

Interest-bearing liabilities amounted to $6.35 billion at June 30, 2002, an increase of $1.07 billion or 20.21% when compared to $5.31 billion as of December 31, 2001.

The increase as of June 30, 2002, was mainly due to an increase of $528.6 million or 17.14% in deposits and $516.7 million or 25.09% in securities sold under agreements to repurchase (“reverse repurchase agreements”).

The Company offers a variety of specialized types of deposit accounts and certificates of deposit. Savings deposits increased from $465.3 million as of December 31, 2001, to $509.1 million as of June 30, 2002, an increase of $43.8 million or 9.41%. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $2.74 billion as of December 31, 2001, to $3.26 billion as of June 30, 2002, an increase of $518.8 million or 18.91%. Other deposits include brokered deposits amounting to $2.07 billion and $1.57 billion as of June 30, 2002 and December 31, 2001, respectively.

Stockholders’ Equity

As of June 30, 2002, total stockholders’ equity amounted to $412.2 million, an increase of $24.3 million or 6.26% when compared to $387.9 million as of December 31, 2001. The increase during the six months ended June 30, 2002, was mainly due to net income of $38.0 million, net of cash dividends declared on common and preferred stock of $13.3 million and a net change of $377,000 in other comprehensive income.

On June 17, 2002, the Company declared a three-for-two stock split in the form of a stock dividend on its common stock, for all stockholders in record as of June 28, 2002, to be payable in July 10, 2002. The effect of the stock split was a decrease in retained earnings and an increase in common stock in the amount of $20.8 million.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the main source of earnings of the Company. As further discussed in the “Quantitative and Qualitative Disclosures of Market Risk” section, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities.

Net interest income increased $7.9 million or 24.69% for the three months ended June 30, 2002 and increased $16.2 or 26.70% for the six months ended June 30, 2002, when compared to the corresponding 2001 period. The increase for the three and six months ended June 30, 2002, was the result of significant increases in the average balance of interest-earning assets although at lower yields than the comparable prior year period, as a result of a decreasing interest rate scenario. Interest income from loans, investment securities and mortgage and asset-backed securities all increased when compared to the three and six month period ended June 30, 2001.

Average interest-earning assets increased from $4.59 billion for the three months ended June 30, 2001 to $6.95 billion for the three months ended June 30, 2002, an increase of $2.36 billion or 51.51%. For the six-month periods average interest-earning assets increased from $4.44 billion in 2001 to $6.63 billion in 2002, an increase of $2.19 billion or 49.36%, being the principal reason for the increase in net interest income. The rise in average interest-earning assets is mainly related to increases in average investment securities and mortgage and other asset backed securities followed by a significant increase in average loans, which is the higher yielding category of interest-earning assets.

Interest income on loans increased $484,000 or .94% and $648,000 million or ..64% for the three and six month period ended, respectively, ended June 30, 2002, when compared to the same period in 2001. Average loans increased from $2.39 billion for the three months ended June 30, 2001, to $3.25 billion for the three months ended June 30, 2002, an increase of $860.5 million or 36.02%. For the six-month period, the average loans increased from $2.34 billion in 2001 to $3.09 billion in 2002, an increase of $752.4 million or 32.20%. For the three and six months period ended June 30, 2002, the loan portfolio average yield decreased from 8.66% to 6.43%, and from 8.78% to 6.68%, respectively.

Interest income on investment securities increased $2.8 million or 10.73% for the three months ended June 30, 2002, and $4.5 million or 8.80% for the six months ended June 30, 2002, as compared to the same periods in 2001. This increase resulted from a rise in the average balance of investment securities from $1.58 billion for the three months ended June 30, 2001, to $2.56 billion for the three months ended June 30, 2002, an increase of $979.0 million or 61.92%, and from $1.55 billion to $2.48 billion for the six month period ended June 30, 2001 and 2002, respectively, an increase of $935.2 million or 60.43%. The investment portfolio average yield decreased from 6.62% for the three months ended June 30, 2001, to 4.53% for the three months ended June 30, 2002. For the six-month period, the average yield of investments securities increased from 6.73% in 2001 to 4.57% in 2002.

Interest income on mortgage and other asset-backed securities increased $4.6 million or 61.55% for the three months ended June 30, 2002, as compared to the corresponding period in 2001. For the six-months ended June 30, 2002, interest income on mortgage and other asset-backed securities increased $8.5 million or 63.74% as compared to the same period in 2001. The average balance of mortgage and other asset-backed securities increased from $421.0 million for the three months ended June 30, 2001, to $885.0 million for the three months ended June 30, 2002, an increase of $463.5 million or 109.94%. For the six-month period, the average balance of mortgage and other asset-backed securities increased from $366.2 million in 2001 to $818.0 million for the six months ended June 30, 2002, an increase of $451.9 million or 123.40%. The increase in the average balance of mortgage and other asset-backed securities for the three and six months ended June 30, 2002, was partially offset by a decrease in the average yield from 7.11% to 5.47% for the three months ended June 30, 2001 and 2002, respectively, and from 7.38% to 5.41% for the six months ended June 30, 2001 and 2002, respectively.

Interest income on money market instruments decreased $829,000 or 36.7% and $2.44 million or 48.22% for the three and six months ended June 30, 2002, as compared to the corresponding periods in 2001. The decrease for the three and six-month period ended June 30, 2002, was mainly related to a decrease in the average yield on money market instruments from 4.56% and 5.33% for the three and six months ended June 30, 2001 to 2.20% and 2.16% for the three and six month period ended June 30, 2002. The decrease in the average yield was partially offset by an increase in the average balance from $198.6 million for the six months ended June 30, 2001, to $260.3 million for the three months ended June 30, 2002, an increase of $61.7 million or 31.09%. For the six months period ended June 30, 2002, the average balance of money market instruments increased to $243.9 million from $191.0 million for the six months ended June 30, 2001, an increased of $52.9 million or 27.67%.

The increase in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities. Average interest-bearing liabilities increased from $4.36 billion for the three months ended June 30, 2001, to $6.47 billion for the three months ended June 30, 2002, an increase of $2.11 billion or 48.47%. For the six-month period ended June 30, 2001 and 2002, average interest bearing liabilities increased from $4.22 billion to $6.20 billion, respectively, an increase of $1.98 billion or 46.70%. The increase in average interest-bearing liabilities for the three and six months ended June 30, 2002, was mainly related to an increase in the average balance of reverse repurchase agreements, followed by a significant increase in average deposits. The increase in average interest-bearing liabilities was partially offset by a decrease in the average interest rates paid on interest-bearing liabilities during both periods. For the three months period, the average interest rates paid decreased from 5.11% in 2001 to 3.39% in 2002. For the six-month period, the average interest rates paid decreased from 5.31% in 2001 to 3.46% in 2002.

Interest expense on deposits decreased $4.4 million or 13.37% for the three months ended June 30, 2002, as compared to the corresponding period in 2001. For the six-month period interest expense on deposits decreased from $67.3 million in 2001 to $55.6 million in 2002, a decrease of $11.7 million or 17.40%. The decrease for the three and six months ended June 30, 2002, was due to a decrease in the average interest rates paid on deposits from 4.84% to 3.14% and from 5.07% to 3.21%, for the three and six month periods ended June 30, 2001, and 2002, respectively. The average balance of deposits increased from $2.74 billion for the three months ended June 30, 2001, to $3.66 billion for the three months ended June 30, 2002, an increase of $921.0 million or 33.60%. For the six month period ended June 30, 2002, the average balance on deposits increased from $2.68 billion in 2001 to $3.49 billion in 2002, an increase of $814.1 million or 30.41%. Certificates of deposits accounted for the majority of the increase in the average balance of deposits

Interest expense on reverse repurchase agreements increased $4.1 million or 20.10% for the three months ended June 30, 2002, as compared to the corresponding period in 2001. For the six-month period ended June 30, 2002, interest expense on reverse repurchase agreements increased from $39.5 million for the six months ended June 30, 2001, to $47.3 million in 2002, an increase of $7.8 million or 19.66%. The increase was due to a rise in the average balance of reverse repurchase agreements. The average balance of reverse repurchase agreements increased from $1.45 billion for the three months ended June 30, 2001, to $2.67 billion for the three months ended June 30, 2002, an increase of $1.2 billion or 84.62%. For the six-month period ended June 30, 2002, the average balance of reverse repurchase agreements increased from $1.38 billion in 2001, to $2.57 billion in 2002, an increase of $1.18 billion or 85.34%. For the three and six months ended June 30, 2002, the increase in average balance was partially offset by a decrease in the average interest rates paid on reverse repurchase agreements. For the three-month period, the average interest rates paid decreased from 5.61% in 2001, to 3.65% in 2002. For the six-month period, the average interest rates paid decreased from 5.76% in 2001, to 3.72% in 2002.

Interest expense on advances from FHLB decreased $63,000 or 3.94% for the three months ended June 30, 2002, as compared to the corresponding period in 2001. For the six months ended June 30, 2002, interest expense on advances from FHLB decreased $396,000 million or 11.40%, when compared to the same period in 2001. The decreases for the three and six month periods ended June 30, 2002, were mainly related to a decrease in the average interest rates paid on advances from FHLB. The average interest rate paid on advances from the FHLB for the three and six months ended June 30, 2002, decreased from 5.38% to 5.17% and from 5.83% to 5.17%, respectively.

Interest expense on term notes decreased $407,000 for the three months ended June 30, 2002, as compared to the corresponding period in 2001. For the six months ended June 30, 2002, interest expense on term notes decreased from $1.1 million in 2001, to $584,000 million in 2002, a decrease of $503,000 million or 46.29%. The decrease for the three and six month periods ended June 30, 2002, was mainly due to a combination of a decrease in the average interest rates paid in term notes, as well as in the average balance of term notes. The average balance of term notes for the three months ended June 30, 2002, decreased from $48.0 million in 2001 to $13.4 million in 2002, a decrease of $34.6 million or 72.10%. For the six months period ended June 30, 2002, the average balance of term notes decreased from $48.0 million in 2001 to $28.2 million in 2002, a decrease of $19.8 million or 41.26%. The average rate paid on term notes decreased from 4.47% for the three-month period ended June 30, 2001; to 3.85% for the three month period ended June 30, 2002. For the six months ended June 30, 2002, the average interest rates paid in term notes decreased from 4.57% for the same period in 2001, to 4.18% in 2002.

Provision For Loan Losses

The provision for loan losses increased $467,000 during the three months ended June 30, 2002, and $1.09 million during the six months ended June 30, 2002, as compared to the corresponding periods in 2001. The allowance for loan losses amounted to $43.5 million as of June 30, 2002, compared to $38.4 million as of December 31, 2001, an increase of $5.1 million or 13.41%. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb possible credit losses inherent in the loan portfolio.

The allowance for loan losses is a current estimate of the losses inherent in the present portfolio based on management’s ongoing quarterly evaluations of the loan portfolio. Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.

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

Other Income

Total other income increased $2.01 million or 61.44% for the three months ended June 30, 2002, and increased $2.71 million or 33.06% for the six months ended June 30, 2002, as compared to the corresponding periods in 2001. The increase was primarily the result of an increase in service fees associated with a growing volume of trust related activities and transactions, commissions and other retail financial services fees and positive valuation on derivative instruments.

Service charges on deposit accounts and other fees increased $771,000 or 18.00% and $1.66 million or 19.17% million for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001.

Operating Expenses

Total operating expenses increased $2.8 million or 18.76% for the three months ended June 30, 2002, and $5.3 million or 18.32% for the six months ended June 30, 2002, as compared to the corresponding periods in 2001.

Salaries and employees’ benefits, which is the largest component of total operating expenses, increased $1.1 million or 19.09% for the three months ended June 30, 2002, and $2.2 million or 20.57% for the six months ended June 30, 2002, as compared to the corresponding periods in 2001. Such increase was mainly due to an increase in personnel to support the continued expansion of the Company, including the inception of new lines of business, normal salary increases and related employee benefits.

Advertising expense increased $407,000 or 32.92% for the three months ended June 30, 2002, and $710,000 or 30.56% for the six months ended June 30, 2002, as compared to the same periods in 2001. The increase was due to promotional efforts launched in connection to the bank’s consumer loan campaign as well as to the IRA’s campaign.

Other expenses increased $1.3 million or 16.34% for the three months ended June 30, 2002, and $2.4 million or 15.03% for the six months ended June 30, 2002, as compared to the corresponding periods in 2001. The increase is primarily the result of an increase in the volume of operations and the opening of new businesses as well as the costs associated with additional investment in human resources, technology, and general infrastructure to sustain and coordinate Westernbank’s expansions.

Net Income

Net income increased $4.7 million or 30.71% and $8.9 million or 30.49% for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. The increase for the three and six months ended June 30, 2002, resulted from an increase in net interest income and other income, which was partially offset by increases in total operating expenses and in the provisions for loan losses and income taxes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the Companies met all capital adequacy requirements to which they are subject.

As of December 31, 2001, Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. At June 30, 2002, there are no conditions or events that management believes have changed Westernbank’s category.

The Companies’ actual capital amounts and ratios as of June 30, 2002, are also presented in the table below:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$454,593	11.38%	$319,544	8.00%	N/A	N/A
Westernbank	437,438	10.96	319,237	8.00	399,047	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	410,986	10.40%	158,032	4.00%	N/A	N/A
Westernbank	393,930	9.98	157,878	4.00	236,817	6.00%
Tier I Capital to Average Assets:
Consolidated	410,986	5.79%	213,011	3.00%	N/A	N/A
Westernbank	393,930	5.56	212,499	3.00	354,165	5.00%

The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank financial holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

Sarbanes-Oxley Act of 2002

On July 30, 2002 President Bush signed into law the Sarbanes-Oxley Act of 2002, landmark legislation on accounting reform and corporate governance. Although much of the Act is still being assessed, the Company does not anticipate any significant changes in the operations of, and reporting by, the Company as a result of the Act. In accordance with the requirements of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and chief financial officer accompany this report as filed with the SEC.

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

June 30, 2002:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change

		(Dollars in thousands)
+200 Basis Points	$162,786	$22,318	15.89%
Base Scenario	140,468	—	—
-100 Basis Points	127,447	(13,021)	(10.22)%

December 31, 2001:

Change in Interest Rate	Expected NII	Amount Change	% Change

		(Dollars in thousands)
+200 Basis Points	$141,560	$20,471	16.91%
Base Scenario	121,089	—	—
-100 Basis Points	100,279	(20,810)	(17.19)%

(*) The NII figures exclude the effect of the amortization of loan fees. Given the current fed fund rate of 1.75% at June 30, 2002, a linear 100 basis points decrease was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of W Holding Company, Inc. was held at Mayagüez Resort & Casino Hotel, located at Road 104, KM. 0.3, Mayagüez, Rico at 1:30 P.M. on May 14, 2002, pursuant due to notice, for the following purposes:

(1)	to elect two member of the Company’s Board of Directors for a term of three years or until any successor is elected or qualified (Proposal 1);

(2)	to ratify the appointment of Deloitte and Touche LLP as the Company’s independent auditors for the year ending December 31, 2002 (Proposal 2); and

(3)	to transact any other business that properly comes before the annual meeting or any adjournments of the meeting.

The total number of votes eligible to be cast as of the record date of the meeting (April 5, 2002) was 41,500,000 eligible votes.

The results of the election, as certified by representatives of the Bank of New York, duly appointed inspectors of election for the annual meeting, were as follows:

	Proposal No. 1		Proposal No. 2

	Director 1	Director 2
FOR	36,248,554	36,248,744	35,814,249
AGAINST	490,163	489,973	921,692
ABSTAIN	—	—	2,776

TOTAL SHARES	36,738,717	36,738,717	36,738,717

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

A – Financial Statements Schedules

No schedules are presented because the information is not applicable or is included in the Consolidated Financial Statements or in the notes thereto described in 6(c) below.

B – Reports on Form 8-K

On June 17, 2002, the Company filed a current Report on Form 8-K, reporting that on June 17, 2002 its Board of Directors had declared a three-for-two stock split to be effected in the form of a stock dividend. The record date for the stock split was on June 28, 2002, and the distribution of the additional shares to take place on July 10, 2002.

On June 20, 2002, the Company issued a press release announcing that its Board of Directors approved a 3.125% increase in its cash dividend payment on the Company’s common stock. The new annual cash dividend payment will be $0.22 per share. The first cash dividend payment to be paid on July 15, 2002 to stockholders of record on July 1, 2002. Thereafter, the Company intends to pay cash dividends on the 15th day of each month to stockholders of record as of the last day of the preceding month.

On June 21, 2002, the Company issued a press release changing the record and payment dates for the first new dividend payment announced in the Company’s June 20, 2002 press release. The first new cash dividend payment will be paid on August 15, 2002 to stockholders of record on July 31, 2002.

On July 11, 2002, the Company filed a current Report Form 8-K, announcing the results of operations for the second quarter of 2002, and the opening of 17 new branches in Puerto Rico.

C – Exhibits

No exhibits are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

W HOLDING COMPANY, INC.

Date: August 14, 2002	By /s/ Frank C. Stipes Frank C. Stipes, Esq. Chairman of the Board, Chief Executive Officer and President

Date: August 14, 2002	By /s/ Freddy Maldonado Freddy Maldonado Chief Financial Officer and Vice President of Finance and Investment