Form 10-Q
period 2002-09-30
W HOLDING CO INC
filed 2002-11-13
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission File Number 000-27377

W HOLDING COMPANY, INC.

(Exact name of Registrant as Specified in its Charter)

Commonwealth of Puerto Rico	66-0573197
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

19 West McKinley Street

Mayagüez, Puerto Rico 00680
(Address of Principal Executive Offices) (Zip Code)

(787) 834-8000

(Registrant’s Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   ☑    NO  ☐

As of November 13, 2002, there were 68,344,814 shares of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONTENTS

		Page
PART I FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition as of September 30, 2002 and December 31, 2001	3

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2002 and 2001	4

	Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income for the Nine Months Ended September 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	6-7

	Notes to Consolidated Financial Statements	8-29

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	30-58

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59-60

Item 4.	Controls and Procedures	61

Item 6.	Exhibits and Reports on Form 8-K	62

SIGNATURES		63

Part I. Financial Information

Item I. Financial Statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2002	2001

ASSETS

Cash and due from banks	$72,466	$62,414

Money market instruments:

Federal funds sold and securities purchased under agreements to resell	365,341	156,133

Interest bearing deposits with banks	19,948	26,214

Trading securities, at fair value	—	4,609

Investment securities available for sale, at fair value	271,603	281,682

Investment securities held to maturity, with a fair value of $3,491,361 in 2002 and $2,362,836 in 2001	3,486,106	2,369,775

Federal Home Loan Bank stock, at cost	43,333	38,450

Mortgage loans held for sale, at lower of cost or fair value	4,924	5,253

Loans, net of allowance for loan losses of $46,057 in 2002 and $38,364 in 2001	3,454,003	2,838,404

Accrued interest receivable	50,469	32,820

Premises and equipment, net	92,129	40,673

Other assets	59,569	31,767

Total	$7,919,891	$5,888,194

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:

Deposits	$3,920,429	$3,233,912

Securities sold under agreements to repurchase	3,256,103	2,059,646

Term notes	3,000	43,000

Advances from Federal Home Loan Bank	120,000	120,000

Mortgage note	37,909	—

Other liabilities	57,333	43,727

Total liabilities	7,394,774	5,500,285

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock $1.00 par value per share (liquidation preference $25 per share); authorized 20,000,000 shares; issued and outstanding 7,219,999 shares	7,220	7,220

Common stock — $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 68,343,322 and 41,500,000 at September 30, 2002 and December 31, 2001, respectively	68,343	41,500

Paid-in capital	279,369	187,628

Retained earnings:

Reserve fund	29,522	23,476

Undivided profits	142,155	128,583

Accumulated other comprehensive loss	(1,492)	(498)

Total stockholders’ equity	525,117	387,909

TOTAL	$7,919,891	$5,888,194

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

INTEREST INCOME:

Loans, including loan fees	$57,047	$53,426	$159,416	$155,147

Investment securities	28,226	25,218	84,556	76,913

Mortgage and asset-backed securities	11,071	6,515	32,914	19,899

Money market instruments	1,994	2,362	4,609	7,412

Total interest income	98,338	87,521	281,495	259,371

INTEREST EXPENSE:

Deposits	29,227	33,083	84,809	100,378

Securities sold under agreements to repurchase	25,498	20,120	72,751	59,610

Advances from Federal Home Loan Bank	1,563	1,562	4,639	5,034

Term notes	11	536	595	1,623

Total interest expense	56,299	55,301	162,794	166,645

NET INTEREST INCOME	42,039	32,220	118,701	92,726

PROVISION FOR LOAN LOSSES	3,828	3,228	10,919	9,228

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,211	28,992	107,782	83,498

OTHER INCOME:

Service charges on deposit accounts and other fees	6,245	4,976	16,579	13,648

Unrealized gain (loss) on derivative instruments	173	(102)	806	(871)

Net gain on sales and valuation of loans, securities and other assets	667	192	1,850	473

Gain (loss) on trading account securities	263	—	(999)	—

Total other income, net	7,348	5,066	18,236	13,250

TOTAL NET INTEREST INCOME AND OTHER INCOME	45,559	34,058	126,018	96,748

OPERATING EXPENSES:

Salaries and employees’ benefits	7,479	5,909	20,405	16,630

Equipment	2,449	2,257	7,115	6,782

Occupancy	1,537	1,287	4,208	3,763

Advertising	2,050	902	5,084	3,225

Printing, postage, stationery and supplies	725	568	2,025	1,694

Telephone	519	487	1,489	1,373

Other	4,972	3,675	13,765	10,658

Total operating expenses	19,731	15,085	54,091	44,125

INCOME BEFORE PROVISION FOR INCOME TAXES	25,828	18,973	71,927	52,623

PROVISION FOR INCOME TAXES:

Current	3,591	2,490	13,712	8,945

Deferred	(438)	(411)	(2,422)	(2,309)

Total provision for income taxes	3,153	2,079	11,290	6,636

NET INCOME	$22,675	$16,894	$60,637	$45,987

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,348	$13,855	$50,656	$39,046

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.30	$0.22 (1)	$0.80	$0.63 (1)

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002.

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,

	2002	2001

Changes in Stockholders’ Equity:

Preferred stock:

Balance at beginning of period	$7,220	$3,220

Issuance of preferred stock	—	4,000

Balance at end of period	7,220	7,220

Common stock:

Balance at beginning of period	41,500	41,502

Stock split	20,750	—

Stocks repurchased	(2)	—

Issuance of common stock	6,095	—

Balance at end of period	68,343	41,502

Paid-in capital:

Balance at beginning of period	187,628	95,313

Issuance of common stock	91,741	—

Issuance of preferred stock	—	92,341

Balance at end of period	279,369	187,654

Reserve fund:

Balance at beginning of period	23,476	17,302

Transfer from undivided profits	6,046	4,599

Balance at end of period	29,522	21,901

Undivided profits:

Balance at beginning of period	128,583	93,241

Net income	60,637	45,987

Cash dividends on common stock	(10,288)	(7,781)

Cash dividends on preferred stock	(9,981)	(6,941)

Transfer to reserve fund	(6,046)	(4,599)

Stock split	(20,750)	—

Balance at end of period	142,155	119,907

Accumulated other comprehensive loss:

Balance at beginning of period	(498)	40

Cumulative effect on change in accounting for derivative instruments	—	135

Other comprehensive loss	(994)	(875)

Balance at end of period	(1,492)	(700)

Total Stockholders’ Equity	$525,117	$377,484

Comprehensive income:

Net income	$60,637	$45,987

Other comprehensive loss, net of income tax:

Unrealized net gains (losses) on securities available for sale:

Unrealized holding gains arising during the period	379	(652)

Reclassification adjustment for losses included in net income	(1,590)	346

	(1,211)	(306)

Cash flow hedges:

Adoption of SFAS 133, net of income tax	—	135

Unrealized net derivative gain (loss) arising during the period	356	(791)

	356	(656)

Income tax effect	(139)	222

Net change in other comprehensive loss, net of income taxes	(994)	(740)

Total Comprehensive Income	$59,643	$45,247

See Notes to Consolidated Financial Statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$60,637	$45,987

Adjustments to reconcile net income to net cash provided by operating activities:

Provision (credit) for:

Loan losses	10,493	9,228

Foreclosed real estate held for sale	68	—

Deferred income taxes	(2,422)	(2,309)

Depreciation and amortization on:

Premises, equipment and other	5,022	4,721

Foreclosed real estate held for sale	45	45

Mortgage servicing rights	546	337

Amortization of premium (discount) on:

Investment securities available for sale	(423)	(32)

Investment securities held to maturity	(8,263)	(10,267)

Mortgage-backed securities held to maturity	(725)	(1,330)

Loans	1,246	459

Amortization of discount on deposit	1,344	448

Amortization of deferred loan origination fees and costs	(4,467)	(3,629)

Net loss (gain) on sale and in valuation of:

Investment securities available for sale	(412)	99

Mortgage loans held for sale	(257)	(143)

Derivative instruments	(806)	871

Foreclosed real estate held for sale	(76)	(70)

Originations of mortgage loans held for sale	(32,493)	(30,908)

Decrease (increase) in:

Trading securities	78,578	34,101

Accrued interest receivable	(17,648)	11,478

Other assets	(22,648)	(16,719)

Increase (decrease) in:

Accrued interest on deposits and borrowings	(4,418)	(8,137)

Other liabilities	16,276	9,043

Net cash provided by operating activities	79,197	43,273

CASH FLOWS FROM INVESTING ACTIVITIES:

Net decrease (increase) in interest bearing deposits with banks	6,265	(3,093)

Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(209,207)	29,800

Investment securities available for sale:

Sales	667,172	99,935

Purchases	(772,110)	(156,222)

Proceeds from principal repayment	74,803	10,473

Investment securities held to maturity:

Purchases	(9,926,491)	(6,940,348)

Proceeds from redemption and repayment	9,012,676	6,839,947

Mortgage-backed securities held to maturity:

Purchases	(354,957)	(350,904)

Proceeds from principal repayment	161,429	96,228

Loans:

Purchases	(159,022)	(264,293)

Other (increase) decrease	(464,954)	(208,938)

Purchase of derivative options	(4,884)	(1,125)

Proceeds from sales of foreclosed real estate held for sale	245	294

Additions to premises and equipment	(6,437)	(2,779)

Purchase of Federal Home Loan Bank stock	(4,883)	(8,650)

Purchase of partnership interest, net of cash acquired	(11,496)	—

Net cash used in investing activities	(1,991,851)	(859,675)

Forward	$(1,912,654)	$(816,402)

See Notes to Consolidated Financial Statements.	(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,

	2002	2001

Forward	$(1,912,654)	$(816,402)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits	688,246	356,762

Net increase in securities sold under agreements to repurchase	583,537	154,706

Securities sold under agreements to repurchase with original maturities over three months:

Proceeds	881,493	289,250

Payments	(268,573)	(62,374)

Payments on term notes	(40,000)	—

Net decrease in advances from borrowers for taxes and insurance	(246)	(47)

Repurchase of common stock for retirement	(41)	—

Dividends paid	(19,885)	(14,232)

Issuance of preferred stock	98,175	96,341

Net cash provided by financing activities	1,922,706	820,406

NET INCREASE IN CASH AND DUE FROM BANKS	10,052	4,004

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	62,414	45,936

CASH AND DUE FROM BANKS, END OF PERIOD	$72,466	$49,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest on deposits and other borrowings	$167,212	$174,782

Income tax	7,393	6,000

Noncash activities:

Other assets acquired on purchase of partnership interest	49,852	—

Building acquired on purchase of partnership interest	249	—

Mortgage note assumed on purchase of partnership interest	37,909	—

Accrued dividends payable	1,808	1,424

Net increase in other comprehensive loss	(994)	(740)

Mortgage loans securitized and transferred to trading securities	32,920	32,420

Transfer from available for sale to trading securities	41,048	—

Transfer from loans to foreclosed real estate held for sale	975	576

Mortgage loans originated to finance the sale of foreclosed real estate held for sale	278	12

Capitalized mortgage servicing rights	497	430

Unpaid additions to premises and equipment	82	61

Transfer from undivided profits to reserve fund	6,046	4,599

Effect in valuation of derivatives and their hedge items:

Increase in other assets	1,402	9,376

Increase in deposits	6,399	4,961

Increase in other liabilities	13,452	5,822

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

On March 18, 2002, Westernbank through Westernbank World Plaza, Inc. (“WWPI”), a newly created wholly-owned subsidiary of Westernbank Puerto Rico, and its wholly-owned subsidiary Westernbank One Percent, Inc. (“WOPI”), acquired 99% (as Limited Partner) and 1% (as General Partner), respectively, of the partnership interest of Apollo Hato Rey, L.P., a Delaware Limited Partnership (the “Partnership”). WWPI and WOPI were created for the purpose of owning, developing, managing and operating Westernbank World Plaza (formerly known as Hato Rey Tower) a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. On March 23, 2002, the Partnership was dissolved and its net assets distributed to WWPI and WOPI. Immediately thereafter, WOPI was also dissolved by WWPI. Upon dissolution of WOPI, WWPI became the 100% owner of the net assets of the dissolved partnership. Westernbank World Plaza now serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions.

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

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary, to present fairly the consolidated financial condition as of September 30, 2002 and December 31, 2001, and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2001, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flow for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K.

2.	EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three and nine months ended September 30, 2002 and 2001, were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during the same periods, as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2001		2002	2001

	(Dollars in thousands, except share data)
Basic and diluted earnings per share:

Net income	$22,675	$16,894		$60,637	$45,987

Less preferred stock dividends	3,327	3,039		9,981	6,941

Income attributable to common stockholders	$19,348	$13,855		$50,656	$39,046

Weighted average number of common shares outstanding for the period	64,617,097	62,252,550	(1)	63,047,703	62,252,550	(1)

Effect of dilutive stock options	847,388	209,451		637,182	142,623

Total	65,464,485	62,462,001		63,684,885	62,395,173

Basic and diluted earnings per share	$0.30	$0.22	(1)	$0.80	$0.63	(1)

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002.

On June 17, 2002, the Company declared a three-for-two stock split in the form of a stock dividend on its common stock, for all stockholders on record as of June 28, 2002, distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock by $20.8 million.

On August 21 and 28, 2002, the Company issued 5,300,000 and 795,000 shares, respectively, of its Common Stock in an underwritten public offering. The common shares were issued at a price of $17.00 per share. Proceeds from issuance of common stock amounted to $97,875,213, net of $5,739,787 in issuance costs.

3.	DIVIDENDS DECLARED PER COMMON SHARE

The Company’s Board of Directors has adopted an ongoing policy that provides for the distribution of dividends to common shareholders on the basis of 25% of the average earnings for the last two preceding years. The same are paid monthly on the 15th day of each month for stockholders of record as of the last day of the preceding month.

On June 20, 2002, the Company Board of Directors approved an additional increase of 3.125% in its annual dividend payments to the Company’s common shareholders in 2002 to $.22 per share, after the effect of the three-for-two stock split declared on June 17, 2002 ($.33 per share before effect of the three-for-two stock split).

The Company’s cash dividends declared per share for the first nine months of 2002 and 2001 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1) (2)

YEAR 2002

January 31, 2002	February 15, 2002	$0.01778

February 28, 2002	March 15, 2002	0.01778

March 31, 2002	April 15, 2002	0.01778

April 30, 2002	May 15, 2002	0.01778

May 31, 2002	June 15, 2002	0.01778

June 30, 2002	July 15, 2002	0.01778

July 31, 2002	August 15, 2002	0.01834

August 31, 2002	September 15, 2002	0.01834

September 30, 2002	October 15, 2002	0.01834

Total		$0.16170

YEAR 2001

January 31, 2001	February 15, 2001	$0.01386

February 28, 2001	March 15, 2001	0.01386

March 31, 2001	April 15, 2001	0.01393

April 30, 2001	May 15, 2001	0.01386

May 31, 2001	June 15, 2001	0.01386

June 30, 2001	July 15, 2001	0.01393

July 31, 2001	August 15, 2001	0.01386

August 31, 2001	September 15, 2001	0.01386

September 30, 2001	October 15, 2001	0.01393

Total		$0.12495

(1) Adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002.

(2) Dividend amounts in the table are rounded.

3.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2002	Cost	Gains	Losses	Value

		(In thousands)
Available for sale:

Mortgage-backed securities- Collateralized mortgage obligations (CMO)	$255,604	$546	$246	$255,904

Corporate notes	12,460	—	1,761	10,699

Other investments	5,000	—	—	5,000

Total	$273,064	$546	$2,007	$271,603

Held to maturity:

U.S. Government and agencies obligations	$2,772,813	$8,380	$10	$2,781,183

Puerto Rico Government and agencies obligations	19,695	817	—	20,512

Corporate notes	66,630	2,088	—	68,718

Subtotal	2,859,138	11,285	10	2,870,413

Mortgage and asset-backed securities:

Federal Home Loan Mortgage Corporation (FHLMC) certificates	11,271	613	—	11,884

Government National Mortgage Association (GNMA) Certificates	15,087	708	—	15,795

Fannie Mae (FNMA) certificates	7,747	431	—	8,178

CMO certificates	520,833	854	2,035	519,652

Other	72,030	450	7,041	65,439

Subtotal	626,968	3,056	9,076	620,948

Total	$3,486,106	$14,341	$9,086	$3,491,361

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value

		(In thousands)
Trading securities:

Mortgage-backed securities-

GNMA certificates	$2,554	$25	$—	$2,579

FNMA certificates	2,070	—	40	2,030

Total	$4,624	$25	$40	$4,609

Available for sale:

U.S. Government and agencies obligations	$196,600	$—	$154	$196,446

Corporate notes	56,301	22	243	56,080

CMO Certificates	29,062	94	—	29,156

Total	$281,963	$116	$397	$281,682

Held to maturity:

U.S. Government and agencies obligations	$1,788,000	$2,721	$6,360	$1,784,361

Puerto Rico Government and agencies obligations	22,607	249	15	22,841

Commercial paper	59,992	—	—	59,992

Corporate notes	66,460	1,064	1,269	66,255

Subtotal	1,937,059	4,034	7,644	1,933,449

Mortgage and other asset-backed securities:

FHLMC certificates	13,475	455	—	13,930

GNMA certificates	18,500	594	—	19,094

CMO certificates	319,386	369	1,799	317,956

FNMA certificates	10,011	332	—	10,343

Other	71,344	—	3,280	68,064

Subtotal	432,716	1,750	5,079	429,387

Total	$2,369,775	$5,784	$12,723	$2,362,836

The amortized cost and fair value of investment securities available for sale and held to maturity at September 30, 2002, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:

	AVAILABLE FOR SALE		HELD TO MATURITY

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

		(In thousands)
Due within one year	$—	$—	$85,169	$85,174

Due after one year through five years	—	—	2,706,700	2,716,437

Due after five years through ten years	—	—	44,000	44,576

Due after ten years	17,460	15,699	23,269	24,226

Subtotal	17,460	15,699	2,859,138	2,870,413

Mortgage and other asset-backed securities	255,604	255,904	626,968	620,948

Total	$273,064	271,603	$3,486,106	$3,491,361

5.	LOANS

	September 30,	December 31,
The loan portfolio consisted of the following:	2002	2001

	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:

Commercial real estate	$1,261,469	$1,117,451

Conventional:

One-to-four family residences	835,613	827,110

Other properties	2,525	2,734

Construction and land acquisition	200,291	125,047

Insured or guaranteed — Federal Housing
Administration, Veterans Administration, and others	18,160	16,896

Total	2,318,058	2,089,238

Plus (less):

Undisbursed portion of loans in process	(5,423)	(5,624)

Premium on loans purchased — net	1,597	2,036

Deferred loan fees — net	(4,427)	(4,531)

Total	(8,253)	(8,119)

Real estate loans — net	2,309,805	2,081,119

OTHER LOANS:

Commercial loans	518,730	376,408

Loans on deposits	34,072	35,140

Credit cards	57,251	63,108

Consumer loans	580,279	318,509

Plus (less):

Premium on loans purchased — net	3,461	4,169

Deferred loan fees — net and unearned interest	(3,538)	(1,685)

Other loans — net	1,190,255	795,649

TOTAL LOANS	3,500,060	2,876,768

ALLOWANCE FOR LOAN LOSSES	(46,057)	(38,364)

LOANS — NET	3,454,003	2,838,404

The total investment on impaired commercial and construction loans at September 30, 2002 and December 31, 2001, was $50,406,000 and $42,478,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at September 30, 2002 and December 31, 2001. Impaired commercial and construction loans amounting to $26,219,000 and $21,996,000 at September 30, 2002 and December 31, 2001, respectively, were covered by a valuation allowance of $4,684,000 and $4,181,000, respectively. Impaired commercial and construction loans amounting to $24,187,000 at September 30, 2002 and $20,482,000 at December 31, 2001, did not require a valuation allowance in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. The average investment in impaired commercial and construction loans during the nine-month periods ended September 30, 2002 and 2001, amounted to $45,958,000 and $16,611,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when they are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the nine-month periods ended September 30, 2002 and 2001, amounted to $3,093,000 and $1,168,000, respectively.

6.	PLEDGED ASSETS

At September 30, 2002, residential mortgage loans and investment securities held to maturity amounting to $766,250,000 and $3,304,249,000, respectively, were pledged to secure public fund and individual retirement account deposits, securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, term notes and interest rate swap agreements. Pledged investment securities held to maturity amounting to $3,243,790,000 at September 30, 2002, can be repledged.

7.	DEPOSITS

A comparative summary of deposits as of September 30, 2002 and December 31, 2001, follows:

	2002	2001

	(In thousands)
Noninterest bearing accounts	$144,976	$123,932

Passbook accounts	533,912	465,267

NOW accounts	136,884	115,977

Super NOW accounts	22,445	18,609

Money market accounts	9,218	6,806

Certificates of deposit	3,050,044	2,477,842

Total	3,897,479	3,208,433

Accrued interest payable	22,950	25,479

Total	$3,920,429	$3,233,912

8.	INCOME TAXES

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

The Code provides a dividend received deduction of 100%, on dividends received from majority-owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments and loans is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company’s effective tax rate is substantially below the statutory rate.

Deferred income tax assets (liabilities) as of September 30, 2002 and December 31, 2001, consisted of the following:

	2002	2001
	(In thousands)
Allowance for loan losses	$16,834	$13,834

Unrealized loss in valuation of derivative instruments	63	891

Mortgage servicing rights	(796)	(816)

Other temporary differences	51	(8)

Total	16,152	13,901

Less valuation allowance	7	39

Deferred income tax assets, net	$16,145	$13,862

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

The effect of implementing these Statements, effective January 2001, on the Company’s financial condition was a decrease in deposits, an increase in other liabilities and an increase in accumulated other comprehensive income, net of tax of $45,000, of $2,607,000, $2,472,000, $135,000, respectively. There was no effect on results of operations from the implementation of these Statements.

The Company enters into interest-rate swap contracts in managing its interest rate exposure. Interest-rate swap contracts generally involve the exchange of fixed-and floating-rate interest-payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Interest rate swaps are the most common type of derivative contracts that the Company utilizes. Situations in which the Company utilizes interest rate swaps are: a) to convert its fixed-rate callable certificates of deposit (liabilities) to a variable rate, and b) to convert its variable rate — term notes (liabilities) to a fixed rate. By entering into the swap, the principal amount of the hedged item would remain unchanged but the interest payment streams would change.

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

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of September 30, 2002 and December 31, 2001, was as follows:

	Notional Amount
Type of Contract	2002	2001
	(In thousands)
Hedging activities:

Fair value hedge:

Interest rate swaps used to hedge fixed rate certificates of deposit	$552,380	$548,347

Cash flow hedge:

Interest rate swaps used to hedge variable rate term notes	—	40,000

Total	$552,380	$588,347

Derivatives not designated as hedge:

Interest rate swaps (unmatched portion)	$2,920	$11,653

Interest rate swaps used to manage exposure to the stock market	36,329	36,329

Embedded options on stock indexed deposits	64,643	37,952

Purchased options used to manage exposure to the stock market on stock indexed deposits	28,314	1,623

Caps	—	100,000

Total	$132,206	$187,557

At September 30, 2002, the fair value of derivatives qualifying for fair value hedge represented an unrealized net gain of $6.3 million, which was recorded as “Other Assets” and as an increase to the hedged “Deposits” in the accompanying September 30, 2002, statement of financial condition.

At December 31, 2001, the fair value of the hedging instruments and the hedged deposits represented an unrealized net loss and gain, respectively of $10.8 million, and were recorded as “Other Liabilities” and as a decrease to “Deposits”, respectively, in the accompanying December 31, 2001 statement of financial condition.

At December 31, 2001, the fair value of the cash flow hedge derivatives activities represented an unrealized loss of $356,000 and was recorded as “Other Liabilities” in the accompanying December 31, 2001 statement of financial condition. Their effect on “Other Comprehensive Income” at December 31, 2001 was a decrease of $217,000, net of taxes of $139,000. No such derivatives activities were outstanding as of September 30, 2002.

At September 30, 2002, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $6,547,000 and was recorded as part of “Other assets” $1,402,000, “Deposits” $1,550,000 and “Other liabilities” $6,399,000 in the accompanying September 30, 2002 statement of financial condition.

At December 31, 2001, the fair value of the derivatives not designated as hedge represented an unrealized net loss of $7,865,000, and was recorded as a decrease in “Other Assets” of $8,000, as an increase in “Deposits” of $3,821,000 and as an increase in “Other Liabilities” of $4,036,000.

         A summary of the types of swaps used and their terms at September 30, 2002 and December 31, 2001, follows:

	2002	2001
	(In thousands)
Pay floating/received fixed:

Notional amount	$555,300	$560,000

Weighted average receive rate at period end	5.36%	6.13%

Weighted average pay rate at period end	1.95%	2.21%

Floating rate in percentage of three month LIBOR, plus a spread ranging from minus .22% to plus .25%	100%	100%

	2002	2001
	(In thousands)
Pay fixed/received floating:

Notional amount	$—	$40,000

Weighted average receive rate at period end	—	1.60%

Weighted average pay rate at period end	—	4.49%

Floating rate in percentage of three month LIBOR, minus .10%	85% to 100%	85% to 100%

The changes in notional amount of swaps during the nine months ended September 30, 2002 follows:

(In thousands)
Balance at December 31, 2001	$636,329

New swaps	296,000

Called and matured swaps	(340,700)

Ending balance	$591,629

During the nine months ended September 30, 2002, various counterparties of swap agreements exercised their option to cancel their swaps and immediately, the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At September 30, 2002, the interest rate swaps, embedded options and purchased options maturities by year were as follows:

Year Ending	Swaps	Embedded	Purchased
December 31,		Options	Options

		(In thousands)
2003	$115,000	$—	$—
2004	25,000	—	—

2005	15,000	—	—

2006	36,329	37,952	1,623

2007 and thereafter	400,300	26,691	26,691

Total	$591,629	$64,643	$28,314

Other off-balance sheet instruments. In the ordinary course of business the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Committed Resources. At September 30, 2002 and December 31, 2001, the Company had outstanding the following contract amount of financial instruments whose amounts represent credit risk:

	2002	2001
	(In thousands)
Commitments to extend credit:

Fixed rates	$16,273	$11,839

Variable rates	144,582	151,757

Unused lines of credit:

Commercial	55,900	53,723

Credit cards and other	82,295	75,683

Stand-by letters of credit	2,880	2,340

Total	$301,930	$295,342

Such commitments will be funded in the normal course of business from the Company’s principal sources of funds. At September 30, 2002, the Company had $2.08 billion in deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regards to such commitments.

10. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”) for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 6,300,000 (adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002 and distributed on July 10, 2002) shares of common stock can be granted. Also, options for up to 6,300,000 (as adjusted) shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. During the year ended December 31, 2001, the Company granted 112,500 (as adjusted) options under the 1999 Qualified Stock Option Plan to two executive officers, which will become fully exercisable after five years following the grant date. On July 19, 2002, the Company granted 122,500 options under the 1999 Qualified Stock Option Plan to three executive officers, which will become fully exercisable after five years following the grant date.

The Company follows the intrinsic value-based method of accounting for measuring compensation expense, if any. Compensation expense is generally recognized for any excess of the quoted market price of the Company’s stock at the measurement date (the grant date) over the amount an employee must pay to acquire the stock. The compensation expense for the period ended September 30, 2002, based on the Fair Value Method described in SFAS No. 123 and its effect on earnings per share was not significant.

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

	For the Three Months Ended
	September 30, 2002
	(In thousands)

	In Puerto Rico	International	Total
Operations data:

Interest income	$69,847	$23,574	$93,421

Interest expense	41,346	12,744	54,090

Net interest income	28,501	10,830	39,331

Provision for loan losses	(2,724)	—	(2,724)

Other income, net	4,419	1,816	6,235

Equity in net loss of subsidiaries	(53)	—	(53)

Total net interest income and other income	$30,143	$12,646	$42,789

	For the Nine Months Ended
	September 30, 2002
	(In thousands)

	In Puerto Rico	International	Total
Operations data:

Interest income	$192,773	$77,173	$269,946

Interest expense	118,365	39,739	158,104

Net interest income	74,408	37,434	111,842

Provision for loan losses	(9,224)	—	(9,224)

Other income, net	13,884	1,801	15,685

Equity in net gain of subsidiaries	233	—	233

Total net interest income and other income	$79,301	$39,235	$118,536

Total assets as of September 30, 2002	$6,274,219	$1,950,138	$8,224,357

(Continued)

	For the Three Months
	ended September 30, 2001
	(In thousands)
	In Puerto Rico	International	Total
Operations data:

Interest income	$64,433	$19,992	$84,425

Interest expense	44,076	9,993	54,069

Net interest income	20,357	9,999	30,356

Provision for loan losses	(3,070)	—	(3,070)

Other income, net	4,034	—	4,034

Equity in loss of subsidiary	(46)	—	(46)

Total net interest income and other income	$21,275	$9,999	$31,274

	For the Nine Months
	ended September 30, 2001
	(In thousands)
	In Puerto Rico	International	Total
Operations data:

Interest income	$195,516	$59,677	$255,193

Interest expense	135,255	29,739	164,994

Net interest income	60,261	29,938	90,199

Provision for loan losses	(9,070)	—	(9,070)

Other income, net	11,641	235	11,876

Equity in loss of subsidiary	(155)	—	(155)

Total net interest income and other income	$62,677	$30,173	$92,850

Total assets as of December 31, 2001	$4,514,001	$1,825,915	$6,339,916

(Continued)

	Three Months Ended
	September 30,
	2002	2001
	(In thousands)
Interest income:

Reportable segments	$93,421	$84,425

All other	4,917	3,096

Consolidated interest income	98,338	87,521

Total net interest income and other income:

Reportable segments	42,557	31,494

All other	25,715	19,464

Total	68,272	50,958

Less eliminations	(22,713)	(16,900)

Consolidated total net interest income and other income	$45,559	$34,058

(Continued)

	Nine Months Ended
	September 30,
	2002	2001
	(In thousands)
Interest income:

Reportable segments	$269,946	$255,193

All other	11,548	4,180

Consolidated interest income	281,494	259,373

Total net interest income and other income:

Reportable segments	118,304	93,287

All other	68,822	49,440

Total	187,126	142,727

Less eliminations	(61,108)	(45,979)

Consolidated total net interest income and other income	$126,018	$96,748

	September 30,	December 31,
	2002	2001
	(In thousands)
Total assets:

Reportable segments	$8,224,357	$6,339,916

All other	1,178,222	642,398

Total	9,402,579	6,982,314

Less eliminations	(1,482,688)	(1,094,120)

Consolidated total assets	$7,919,891	$5,888,194

(Concluded)

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses.

SFAS 145 amends SFAS 13, Accounting for Leases, to require that certain lease modifications that have economics effect similar to sale–leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is not expected to have a significant effect on the Company’s consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 is not expected to have a significant effect on the Company’s consolidated financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions—an amendment of SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9”. This Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of this Statement are effective for transactions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are also effective on October 1, 2002. SFAS 147 is not expected to have a significant effect on the Company’s consolidated financial condition or results of operations.

13. SUBSEQUENT EVENT

On October 31, 2002, the Company issued 1,500,000 shares of its 6.875% Non-cumulative, Monthly Income Preferred Stock 2002 Series E, with a Liquidation Preference of $25 per share. The preferred shares were issued at a price of $25.00 per share. Proceeds from the issuance of the 2002 Series E preferred stock amounted to $36,319,000, net of $1,181,000 of issuance costs. The preferred stock ranks senior to the common stock as to dividends and liquidation rights. The Company may redeem, in whole or in part, at any time, if redeemed during the 12-month period beginning on October 31, 2007, at the following redemption prices, plus accrued and unpaid dividends, if any, to the date of redemption:

Year	Redemption Price
2007	$25.50

2008	25.25

2009 and thereafter	25.00

The Series E, preferred stock issuance included a 30-day over-allotment option to the underwriter to purchase up to 225,000 additional shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Part I — Item 2

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which the Company is engaged; (6) adverse changes may occur in the securities markets or with respect to inflation.

The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

Unless required by law, the Company does not undertake, and specifically disclaims any obligations to publicly release the result of any revisions that may be made to any forward-looking statements to reflect statements to the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Westernbank operates through a network of 48 full service bank branches (including 17 Expresso of Westernbank branches) located throughout Puerto Rico, primarily in the Western and Southwestern regions of the island, and a fully functional banking site on the Internet. In addition, it operates four divisions: Westernbank International Division, which offers, commercial banking and related services outside of Puerto Rico; Westernbank Trust Division, which offers a full array of trust services; Westernbank Business Credit, a division specializing in commercial business loans secured principally by accounts receivable, inventory and equipment, created on June 15, 2001 when Westernbank acquired the entire asset based commercial loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union National Bank N.A.; and Expresso of Westernbank, Westernbank’s newest division, which specializes in small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000. Westernbank owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, at September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001, were not significant.

On March 18, 2002, Westernbank through Westernbank World Plaza, Inc. (“WWPI”), a newly created wholly-owned subsidiary of Westernbank Puerto Rico, and its wholly-owned subsidiary Westernbank One Percent, Inc. (“WOPI”), acquired 99% (as Limited Partner) and 1% (as General Partner), respectively, of the partnership interest of Apollo Hato Rey, L.P., a Delaware Limited Partnership (the “Partnership”). WWPI and WOPI were created for the purpose of owning, developing, managing and operating Westernbank World Plaza (formerly known as Hato Rey Tower) a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. On March 23, 2002, the Partnership was dissolved and its net assets distributed to WWPI and WOPI. Immediately thereafter, WOPI was also dissolved by WWPI. Upon dissolution of WOPI, WWPI became the 100% owner of the net assets of the dissolved partnership. Westernbank World Plaza now serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions.

The principal business of Westernbank consists of attracting deposits from the general public and utilizing such funds and proceeds from reverse repurchase agreements and other borrowings to invest in residential mortgage loans, commercial loans collateralized with real estate, consumer loans and other loans.

The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Westernbank is subject to examination and comprehensive regulation by the Puerto Rico Department of the Treasury, the Puerto Rico Commissioner of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). In addition, Westernbank is subject to the regulations of the Puerto Rico Regulatory Financial Board with respect to rates and fees charged on certain loans to individuals. Westernbank is a member of the Federal Home Loan Bank (“FHLB”) of New York, which is one of the twelve regional banks comprising the Federal Home Loan Bank System (“FHLB System”). Deposits with Westernbank are insured to the maximum extent provided by law through the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”), which are administered by the FDIC. Westernbank Insurance Corp. is subject to examination and regulation by the Office of the Commissioner of Insurance of Puerto Rico.

OVERVIEW

This financial discussion contains an analysis of the consolidated financial position and financial performance of W Holding Company, Inc. and its wholly-owned subsidiaries, Westernbank Puerto Rico and Westernbank Insurance Corp.

The Company’s principal source of earnings is its net interest income. This is the difference between interest income on loans and invested assets (“interest-earning assets”) and its interest expense on deposits and borrowings, including reverse repurchase agreements, term notes and advances from the FHLB (“interest-bearing liabilities”). Loan origination and commitments fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments, service charges, fees and other income, also affect income. In addition, the Company’s net income is affected by the level of its non-interest expenses, such as compensation, employees’ benefits, occupancy costs, other operating expenses and income taxes.

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

The Company’s growth during the three and nine months ended September 30, 2002 is mainly related to an increase in the portfolio of investment securities held to maturity, and an increase in almost all categories of loans including commercial real estate, construction and land acquisition, other commercial and consumer loans. Also, the Company has continued effective management of interest rate risk and a tight control of operating expenses. Net income for the three and nine months ended September 30, 2002, increased to $22.7 million or $0.30 earnings per common share (basic and diluted) and to $60.6 million or $0.80 per common share (basic and diluted), respectively, up 34.22% and 31.86% when compared to $16.9 million or $0.22 (split adjusted) per common share (basic and diluted) and $46.0 million or $0.63 (split adjusted) per common share (basic and diluted), for the three and nine months ended September 30, 2001. Net income attributable to common stockholders for the three and nine months ended September 30, 2002, increased to $19.3 million and to $50.7 million, respectively, up 39.64% and 29.73% when compared to $13.9 million and $39.0 million, for the same periods in 2001. The Company’s profitability ratios for the three and nine months ended September 30, 2002, represented returns of 1.22% and 1.17% on assets (ROA) and 26.86% and 24.47% on common stockholders’ equity (ROCE), compared with a ROA and a ROCE of 1.33% and 1.31% and 28.93% and 28.36%, for the respective periods in 2001.

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

Net interest income increased $9.8 million or 30.47% for the three months ended September 30, 2002 and increased $26.0 million or 28.01% for the nine months ended September 30, 2002, when compared to the corresponding 2001 periods. The increase for the three and nine months ended September 30, 2002, was the result of significant increases in the average balance of interest-earning assets although at significant lower yields than the comparable prior year period, as a result of a lower interest rate scenario. Interest income from loans, investment securities and mortgage and asset-backed securities all increased when compared to the three and nine month period ended September 30, 2001.

Average interest-earning assets increased from $4.91 billion for the three months ended September 30, 2001 to $7.27 billion for the three months ended September 30, 2002, an increase of $2.36 billion or 48.31%. For the nine-month period, average interest-earning assets increased from $4.60 billion in 2001 to $6.85 billion in 2002, an increase of $2.25 billion or 48.95%, being the principal reason for the increase in net interest income. The rise in average interest-earning assets is mainly related to increases in average investment securities and mortgage and other asset backed securities followed by a significant increase in average loans, which is the higher yielding category of interest-earning assets.

The increase in the average interest-earning assets was partially offset by an increase in the average interest-bearing liabilities. Average interest-bearing liabilities increased from $4.64 billion for the three months ended September 30, 2001, to $6.81 billion for the three months ended September 30, 2002, an increase of $2.17 billion or 46.82%. For the nine-month period ended September 30, 2001 and 2002, average interest bearing liabilities increased from $4.36 billion to $6.40 billion, respectively, an increase of $2.04 billion or 46.74%. The increase in average interest-bearing liabilities for the three and nine months ended September 30, 2002, was mainly related to an increase in the average balance of reverse repurchase agreements, followed by a significant increase in average deposits. The increase in average interest-bearing liabilities was partially offset by a decrease in the average interest rates paid on interest-bearing liabilities during both periods, also as a result of a lower interest rate scenario. For the three-month periods, the average interest rates paid decreased from 4.73% in 2001 to 3.28% in 2002. For the nine-month periods, the average interest rates paid also decreased from 5.10% in 2001 to 3.40% in 2002.

The following table reflects the interest income and interest expense, the average balance, the average yield and the average rate paid for each major category of interest-earning assets and interest-bearing liabilities for the periods indicated:

	Three months ended September 30,

	2002			2001

		Average	Average		Average	Average
	Interest	balance (1)	Yield/Rate	Interest	balance (1)	Yield/Rate

			(Dollars in Thousands)
Interest-earning assets:

Loans, including loan fees (2)	$57,047	$3,477,629	6.51%	$53,426	$2,649,992	8.00%

Mortgage and asset-backed securities (3)	11,071	857,586	5.12%	6,515	426,822	6.06%

Investment securities (4)	28,226	2,595,368	4.31%	25,218	1,599,221	6.26%

Money market instruments	1,994	344,377	2.30%	2,362	229,311	4.09%

Total	98,338	7,274,960	5.36%	87,521	4,905,346	7.08%

Interest-bearing liabilities:

Deposits	29,227	3,754,697	3.09%	33,083	2,983,787	4.40%

Securities sold under agreements to repurchase	25,498	2,932,167	3.45%	20,120	1,486,596	5.37%

Term notes	11	3,000	1.45%	536	48,000	4.43%

Advances from FHLB	1,563	120,032	5.17%	1,562	120,000	5.16%

Total	56,299	6,809,896	3.28%	55,301	4,638,383	4.73%

Net interest income	$42,039			$32,220

Interest rate spread			2.08%			2.35%

Net interest-earning assets		$465,064			$266,963

Net yield on interest-earning assets (5)			2.29%			2.61%

Interest-earning assets to interest-bearing liabilities ratio		106.83%			105.76%

	Nine months ended September 30,

	2002			2001

		Average	Average		Average	Average
	Interest	balance(1)	Yield/Rate	Interest	balance(1)	Yield/Rate

			(Dollars in Thousands)
Interest-earning assets:

Loans, including loan fees (2)	$159,416	$3,218,713	6.62%	$155,147	$2,442,163	8.49%

Mortgage and asset-backed securities (3)	32,914	831,223	5.29%	19,899	386,397	6.89%

Investment securities (4)	84,556	2,520,421	4.49%	76,913	1,564,842	6.57%

Money market instruments	4,609	277,384	2.22%	7,412	203,793	4.86%

Total	281,495	6,847,741	5.50%	259,371	4,597,195	7.54%

Interest-bearing liabilities:

Deposits	84,809	3,578,920	3.17%	100,378	2,779,218	4.83%

Securities sold under agreements to repurchase	72,751	2,685,683	3.62%	59,610	1,417,228	5.62%

Term notes	595	19,798	4.02%	1,623	48,000	4.52%

Advances from FHLB	4,639	120,011	5.17%	5,034	120,000	5.61%

Total	162,794	6,404,412	3.40%	166,645	4,364,446	5.10%

Net interest income	$118,701			$92,726

Interest rate spread			2.10%			2.44%

Net interest-earning assets		$443,329			$232,749

Net yield on interest-earning assets (5)			2.32%			2.70%

Interest-earning assets to interest-bearing liabilities ratio		106.92%			105.33%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Includes loans held for sale. Average loans exclude non-performing loans. Loans fees amounted to $1.6 million and $2.1 million as of September 30, 2001 and 2002, respectively.
(3)	Includes mortgage-backed securities available for sale and for trading purposes.

(4)	Includes trading account securities and investments available for sale.

(5)	Net interest income divided by average interest-earning assets.

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

	Three months ended September 30,			Nine months ended September 30,

	2002 vs. 2001			2002 vs. 2001

	Volume	Rate	Total	Volume	Rate	Total

			(In thousands)
Interest income:

Loans (1)	$8,977	$(5,356)	$3,621	$13,909	$(9,640)	$4,269

Mortgage and asset-backed securities (2)	5,378	(822)	4,556	16,284	(3,269)	13,015

Investment securities (3)	5,993	(2,985)	3,008	15,918	(8,275)	7,643

Money market instruments	908	(1,276)	(368)	2,096	(4,899)	(2,803)

Total increase (decrease) in interest income	21,256	(10,439)	10,817	48,207	(26,083)	22,124

Interest expense:

Deposits	25,166	(29,022)	(3,856)	79,783	(95,352)	(15,569)

Securities sold under agreements to repurchase	8,504	(3,126)	5,378	21,819	(8,678)	13,141

Advances from FHLB	—	—	—	—	(395)	(395)

Term notes	598	(1,122)	(524)	(824)	(204)	(1,028)

Total increase (decrease) in interest expense	34,268	(33,270)	998	100,778	(104,629)	(3,851)

Increase (decrease) in net interest income	$(13,012)	$22,831	$9,819	$(52,571)	$78,546	$25,975

(1)	Includes loans held for sale.

(2)	Includes mortgage-backed securities available for sale and trading securities.

(3)	Includes investments available for sale.

Interest Income

Interest income increased $10.8 million or 12.36% for the three months period ended September 30, 2002 and $22.1 million or 8.53% for the nine months period ended September 30, 2002, when compared to the same periods in 2001. Average interest-earning assets increased from $4.91 billion for the three months ended September 30, 2001 to $7.27 billion for the three months ended September 30, 2002, an increase of $2.37 billion or 48.31%. For the nine-month periods average interest-earning assets increased from $4.60 billion in 2001 to $6.85 billion in 2002, an increase of $2.25 billion or 48.95%, being the principal reason for the increase in interest income. The rise in average interest-earning assets is mainly related to increases in average investment securities and mortgage and asset backed securities followed by a significant increase in average loans, which is the higher yielding category of interest-earning assets.

Interest income on loans increased $3.6 million or 6.78% and $4.3 million or 2.75 % for the three and nine month periods ended September 30, 2002, respectively, when compared to the same periods in 2001. Average loans increased from $2.65 billion for the three months ended September 30, 2001, to $3.48 billion for the three months ended September 30, 2002, an increase of $827.6 million or 31.23%. For the nine-month period the average loan increased from $2.44 billion in 2001 to $3.22 billion in 2002, an increase of $776.6 million or 31.80%. For the three and nine months period ended September 30, 2002, the loan portfolio average yield decreased from 8.00% to 6.51% and from 8.49% to 6.62%, respectively, due to the repricing characteristics of the loan portfolio and the origination of new loans in a lower rate scenario.

Interest income on mortgage and asset-backed securities increased $4.6 million or 69.93% for the three months ended September 30, 2002, as compared to the corresponding period in 2001. For the nine-months ended September 30, 2002, interest income on mortgage and asset-backed securities increased $13.0 million or 65.41% as compared to the same period in 2001. The average balance of mortgage and asset-backed securities increased from $426.8 million for the three months ended September 30, 2001, to $857.6 million for the three months ended September 30, 2002, an increase of $430.8 million or 100.92%. For the nine-month period, the average balance of mortgage and asset-backed securities increased from $386.4 million in 2001 to $831.2 million in 2002, an increase of $444.8 million or 115.12%. The increase in the average balance of mortgage and asset-backed securities for the three and nine months ended September 30, 2002, was partially offset by a decrease in the average yield from 6.06% to 5.12% for the three months ended September 30, 2001 and 2002, respectively, and from 6.89% to 5.29% for the nine months ended September 30, 2001 and 2002, respectively. The decrease in the average yield for the three and nine months period was due to the growth of the portfolio during a lower interest rate scenario.

Interest income on investment securities increased $3.0 million or 11.90% for the three months ended September 30, 2002, and $7.6 million or 9.94% for the nine months ended September 30, 2002, as compared to the same periods in 2001. This increase resulted from a rise in the average balance of investment securities from $1.60 billion for the three months ended September 30, 2001, to $2.60 billion for the three months ended September 30, 2002, an increase of $996.1 million or 62.29%, and from $1.56 billion to $2.52 billion for the nine month period ended September 30, 2001 and 2002, respectively, an increase of $955.6 million or 61.07%. The investment portfolio average yield decreased from 6.26% for the three months ended September 30, 2001, to 4.31% for the three months ended September 30, 2002. For the nine-month period, the average yield on investments securities decreased from 6.57% in 2001 to 4.49% in 2002. The decrease in average yield for the three and nine months period, was due to the combination of the growth of the portfolio, and to the maturities of investment securities with higher yields that were replaced, during a lower interest rate scenario.

Interest income on money market instruments decreased $368,000 or 15.58% and $2.80 million or 37.82% for the three and nine months ended September 30, 2002, as compared to the corresponding periods in 2001. The decrease for the three and nine-month period ended September 30, 2002, was mainly related to a decrease in the average yield on money market instruments from 4.09% and 4.86% for the three and nine months ended September 30, 2001 to 2.30% and 2.22% for the same periods in 2002, as a result of a lower interest rate scenario. The decrease in the average yield was partially offset by an increase in the average balance from $229.3 million for the three months ended September 30, 2001, to $344.4 million for the three months ended September 30, 2002, an increase of $115.1 million or 50.18%. For the nine months period ended September 30, 2002, the average balance of money market instruments increased from $203.8 million in 2001 to $277.4 million in 2002, an increased of $73.6 million or 36.11%.

Interest Expense

Interest expense increased $998,000 or 1.80% for the three month period ended September 30, 2002 and decreased $3.9 million or 2.31% for the nine month period ended September 30, 2002, as compared to the same periods in 2001. The increase in interest expense for the three month period ended September 30, 2002, was the result of an increase in the average balance of interest-bearing liabilities, mainly related to an increase in the average balance of deposits and securities sold under agreements to repurchase, although at significant lower rates paid than the comparable prior year period, as a result of a lower interest rate scenario. For the three month period, the average interest rates paid decreased from 4.73% in 2001 to 3.28% in 2002. For the nine-month period, the average interest rates paid also decreased from 5.10% in 2001 to 3.40% in 2002.

Interest expense on deposits decreased $3.9 million or 11.66% for the three months ended September 30, 2002, as compared to the corresponding period in 2001. For the nine-month period interest expense on deposits decreased from $100.4 million in 2001 to $84.8 million in 2002, a decrease of $15.6 million or 15.51%. The decrease for the three and nine months ended September 30, 2002, was due in turn to a decrease in the average interest rates paid on deposits from 4.40% to 3.09% and from 4.83% to 3.17%, for the three and nine month periods ended September 30, 2001 and 2002, respectively, due to lower market rates. The average balance of deposits increased from $2.98 billion for the three months ended September 30, 2001, to $3.75 billion for the same period in 2002, an increase of $770.9 million or 25.84%. For the nine month period ended September 30, 2002, the average balance on deposits increased from $2.78 billion in 2001 to $3.58 billion in 2002, an increase of $799.7 million or 28.77%. Certificates of deposits accounted for the majority of the increase in the average balance of deposits.

Interest expense on securities sold under agreements to repurchase increased $5.4 million or 26.73% for the three months ended September 30, 2002, as compared to the corresponding period in 2001. For the nine-month period ended September 30 2002, interest expense on securities sold under agreements to repurchase increased from $59.6 million in 2001, to $72.8 million in 2002, an increase of $13.1 million or 22.04%. The increase was due to a rise in the average balance of securities sold under agreements to repurchase. The average balance of securities sold under agreements to repurchase increased from $1.49 billion for the three months ended September 30, 2001, to $2.93 billion for the three months ended September 30, 2002, an increase of $1.45 billion or 97.24%. For the nine-month period ended September 30, 2002, the average balance of securities sold under agreements to repurchase increased from $1.42 billion in 2001, to $2.69 billion in 2002, an increase of $1.27 billion or 89.50%. For the three and nine months ended September 30, 2002, the increase in average balance was partially offset by a decrease in the average interest rates paid on securities sold under agreements to repurchase, due to lower market rates. For the three-month period, the average interest rates paid decreased from 5.37% in 2001, to 3.45% in 2002. For the nine-month period, the average interest rates paid decreased from 5.62% in 2001 to 3.62% in 2002.

Interest expense on term notes decreased $525,000 or 97.95% for the three months ended September 30, 2002, as compared to the corresponding period in 2001. For the nine months ended September 30, 2002, interest expense on term notes decreased from $1.6 million in 2001, to $595,000 in 2002, a decrease of $1.0 million or 63.34%. The decrease for the three and nine month periods ended September 30, 2002, was due to a combination of a decrease in the average interest rates paid in term notes, due to lower contractual rates on the outstanding term notes and in the average balance outstanding. The average balance of term notes for the three months ended September 30, 2002, decreased from $48.0 million in 2001 to $3.0 million in 2002, a decrease of $45.0 million or 93.75%. For the nine months period ended September 30, 2002, the average balance of term notes decreased from $48.0 million in 2001 to $19.8 million in 2002, a decrease of $28.2 million or 58.75%. The average rate paid on term notes decreased from 4.43% for the three-month period ended September 30, 2001; to 1.45% for the three month period ended September 30, 2002. For the nine months ended September 30, 2002, the average interest rate paid in term notes decreased from 4.52% in 2001, to 4.02% in 2002.

Interest expense on advances from FHLB decreased $395,000 or 7.85% for the nine months ended September 30, 2002, as compared to the corresponding period in 2001. The decrease for the nine-month period ended September 30, 2002, was mainly related to a decrease in the average interest rates paid. The average interest rate paid on advances from the FHLB for the nine months ended September 30, 2002, decreased from 5.61% to 5.17%, when compared to same period in 2001.

Provision For Loan Losses

The provision for loan losses increased $600,000 during the three months ended September 30, 2002, and $1.7 million during the nine months ended September 30, 2002, as compared to the corresponding periods in 2001. The allowance for loan losses amounted to $46.1 million as of September 30, 2002, compared to $38.4 million as of December 31, 2001, an increase of $7.7 million or 20.05%. The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb possible credit losses inherent in the loan portfolio. The increase in both periods is attributed to management estimates increasing its loan losses reserve to compensate for the increase in the loan portfolio, principally in the faster growing areas of commercial (including asset based lending) and unsecured consumer loans (including Expresso Loans).

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

Other Income

Total other income increased $2.28 million or 45.04% during the three months ended September 30, 2002, and increased $4.99 million or 37.63% during the nine months ended September 30, 2002, as compared to the corresponding periods in 2001. Such increase is attributable to increases in service fees, charges, commissions and other fees as a result of the Company’s continued strategy to diversify and increase its fee income, principally in the areas of trust services, insurance agency commissions, fees generated by its assets-based lending operations as well as increases in other areas resulting from the Company’s growing volume of business.

Service charges on deposit accounts and other fees increased $1.3 million or 25.49% and $2.9 million or 21.47% million for the three and nine month periods ended September 30, 2002, respectively, as compared to the corresponding periods in 2001.

Operating Expenses

Total operating expenses increased $4.6 million or 30.80% during the three months ended September 30, 2002, and $10.0 million or 22.58% during the nine months ended September 30, 2002, as compared to the corresponding periods in 2001.

Salaries and employees’ benefits, which is the largest component of total operating expenses, increased $1.6 million or 26.57% during the three months ended September 30, 2002, and $3.8 million or 22.70% for the nine months ended September 30, 2002, as compared to the corresponding periods in 2001. Such increase was mainly due to an increase in personnel to support the continued expansion of the Company, including the inception of new lines of business, normal salary increases and related employee benefits. At September 30, 2002, the Company had 1,015 full-time employees, including its executive officers; and 10 part time employees, an increase of 198 employees or 24.24%, when compared to the same period in prior year. Such increase is mainly attributed to support the continued expansion of the Company, primarily with the inception of Westernbank’s new division, Expresso of Westernbank.

Equipment and occupancy expenses increased $192,000 or 8.51% and $250,000 or 19.43% for the three months ended September 30, 2002, respectively, and $333,000 or 4.91% and $445,000 or 11.83% for the nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. Such increases are in line with the company’s growing volume of business and the expansion of its infrastructure in connection with the launching of the new Expresso of Westernbank Division in July 2002. The Company continues its tight control of operating expenses, while supporting the Company’s expansion.

Advertising expense increased $1.1 million or 127.27% for the three months ended September 30, 2002, and $1.9 million or 57.64% for the nine months ended September 30, 2002, as compared to the same periods in 2001. The increase was due to promotional efforts in connection with the bank’s consumer loan campaign, the IRA’s campaign, as well as the new Expresso of Westernbank launched in July 2002.

All other operating expenses increased $1.5 million or 31.42% for the three months ended September 30, 2002, and $3.6 million or 25.89% for the nine months ended September 30, 2002, as compared to the corresponding periods in 2001. The increase is primarily as a result of the increase in the volume of operations, other expenses associated with new businesses and the inception in new markets, primarily the Expresso Division, as well as the inherent costs associated with the additional investment in human resources, technology and general infrastructure to sustain and coordinate the Bank’s expansion.

The efficiency ratio was 40.87% for the three months ended September 30, 2002 compared with 40.56% for the same period last year. For the nine months ended September 30, 2002, the efficiency ratio was 39.98% compared with 41.48% for the same period last year. The increase for the three months period ended September 30, 2002 was primarily due to an increase in operating expenses associated with the launch of the Expresso of Westernbank Division in July 2002, when compared to the same period in prior year. The decrease for the nine months period is primarily the result of the Company’s continued cost control initiatives, partially offset by the increase in the third quarter of 2002 for expenses associated with the Expresso Division, as compared to the same period in prior year.

Net Income

Net income increased $5.8 million or 34.22% and $14.6 million or 31.86% for the three and nine month periods ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. The increase for the three and nine month periods ended September 30, 2002, resulted from an increase in net interest income and other income, which was partially offset by increases in total operating expenses and in the provisions for loan losses and income taxes.

FINANCIAL CONDITION

The Company had total assets of $7.92 billion as of September 30, 2002, compared to $5.89 billion as of December 31, 2001, an increase of $2.03 billion or 34.50%. As of September 30, 2002, total liabilities amounted to $7.39 billion, an increase of $1.89 billion or 34.44%, when compared to $5.50 billion as of December 31, 2001.

Loans

The Company continues to focus on growing its commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolios. As a result, the portfolio of real estate loans secured by first mortgages, including mortgage loans held for sale, increased from $2.09 billion as of December 31, 2001, to $2.32 billion as of September 30, 2002, an increase of $228.8 million or 10.95%. Commercial real estate loans secured by first mortgages increased from $1.12 billion as of December 31, 2001, to $1.26 billion as of September 30, 2002, an increase of $144.0 million or 12.89%. The consumer loans portfolio (including credit cards), commercial loans (not collateralized by real estate) and other loans increased from $795.6 million as of December 31, 2001, to $1.19 billion as of September 30, 2002, an increase of $394.6 million or 49.60%.

As of September 30, 2002, commercial loans were 51.49% and consumer loans were 19.39% of the $3.5 billion loan portfolio. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 81% of its loans collateralized by real estate as of September 30, 2002. Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. As of September 30, 2002, Westernbank Business Credit (asset-based lending) and the Expresso of Westernbank (unsecured consumer lending) divisions loans portfolios amounted to $388.4 million and $70.8 million, respectively. For the nine months period ended September 30, 2002, the average yield of Westernbank Business Credit asset-based loans portfolio was 5.72%. For the three months ended September 30, 2002, the average yield of the Expresso of Westernbank loans portfolio was 19.13%. The Expresso of Westernbank, Westernbank’s newest division, was created in July 2002.

At September 30, 2002, the Bank’s net loans, including mortgage loans held for sale, amounted to $3.46 billion or 43.67% of total assets, an increase of $615.3 million or 21.64%, when compared to December 31, 2001.

The following table sets forth the composition of the Bank’s loans portfolio, including mortgage loans held for sale, by type of loan at the dates indicated.

	September 30, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

		(Dollars in thousands)
Residential real estate:

Mortgage (1)	$858,392	24.8%	$852,715	30.0%

Construction	194,868	5.7	117,957	4.2

Commercial, industrial and agricultural:

Real estate	1,261,469	36.5	1,115,700	39.2

Business and others(2)	519,672	15.0	378,696	13.3

Consumer and others(3)	670,583	19.4	416,953	14.7

Total loans	3,504,984	101.3	$2,882,021	101.4

Allowance for loan losses	(46,057)	(1.3)	(38,364)	(1.4)

Loans — net	$3,458,927	100.0%	$2,843,657	100.00%

(1)	Includes mortgage loans held for sale amounting to $4.9 million and $5.3 million at September 30, 2002, and December 31, 2001, respectively.
(2)	Includes $388.4 million of Westernbank Business Credit division outstanding loans.
(3)	Includes $70.8 million of Expresso of Westernbank division outstanding loans.

Residential real estate mortgage loans at September 30, 2002, are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At September 30, 2002, residential mortgage loans included $18.2 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

The Bank originated $293.0 million of commercial real estate loans during the nine months period ended September 30, 2002. At September 30, 2002, commercial real estate loans totaled $1.26 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than other loans due to the dependency on income production and future development of real estate. Commercial real estate loans are collateralized by various types of property, including warehouse, retail and other business properties.

The portfolio of Consumer and Other loans at September 30, 2002, consisted of consumer loans of $579.3 million, of which $310.4 million are secured by real estate, $117.5 million are unsecured consumer loans (including $70.8 million of the Expresso of Westernbank division loan portfolio), credit card loans of $57.3 million and loans secured by deposits in the Bank totaling $34.1 million.

The following table summarizes the contractual maturities of the Bank’s total loans, excluding mortgage loans held for sale, for the periods indicated at September 30, 2002. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		Maturities

			After one year to five years		After five years

			(In thousands)
	Balance
	outstanding at		Fixed	Variable	Fixed	Variable
	September	One year	interest	interest	interest	interest
	30, 2002	or less	rates	rates	rates	rates

Residential real estate:

Mortgage	$853,468	$383	$6,491	$480	$323,465	$522,649

Construction	194,868	90,789	—	104,058	—	21

Commercial, industrial and agricultural:

Real estate	1,261,469	265,860	143,911	77,160	42,384	732,154

Business and others	519,672	472,683	18,213	10,546	2,516	15,714

Consumer and others	670,583	106,843	168,964	—	394,776	—

Total	$3,500,060	$936,558	$337,579	$192,244	$763,141	$1,270,538

The Bank’s loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.

The Bank originates loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in the Board of Directors approved loan policies. Detailed loan applications are obtained to determine the borrower’s repayment ability. Applications are verified through the use of credit reports, financial statements and other confirmations procedure. Property valuations by Board of Directors approved independent appraisers are required for mortgage loans. The Bank’s Credit Committee approval is required for all residential and commercial real estate loans originated up to $1.0 million, and all other commercial loans from $250,000 up to $3.0 million. Loans in excess of $1.0 million are also reviewed by the full Board of Directors, including those loans approved by the Credit Committee.

It is the Bank’s policy to require borrowers to provide title insurance policies certifying or ensuring that the Bank has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance policies prior to closing and, when required by the Department of Housing and Urban Development, flood insurance policies. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they fall due.

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

The Bank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgages are originated with the intent to sell.

In addition to its residential loan originations, the Bank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. During the three and nine month periods ended September 30, 2002, Westernbank purchased $87.6 million and $159.0 million of such loans, respectively.

The Bank originates primarily variable and adjustable rate commercial business and real estate loans. The Bank also makes real estate construction loans subject to firm permanent financing commitments.

The Bank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by the bank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, the Bank makes fixed-rate residential second mortgage loans. In July 2002, Westernbank launched a new banking division focused on offering consumer loans through 17 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000.

The Bank offers the service of VISA and Master Card. At September 30, 2002, there were approximately 26,933 outstanding accounts, with an aggregate outstanding balance of $57.3 million and unused credit card lines available of $56.5 million.

In connection with all consumer and second mortgage loans originated, the Bank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of September 30, 2002, the Bank’s consumer loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.99% (less than 1%).

Non-performing loans and foreclosed real estate held for sale

When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower. In most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the Bank’s normal collection procedures, the Bank will generally institute measures to remedy the default. If a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which the Bank may acquire the property. Thereafter, if the Bank acquires the property, such acquired property is appraised and included in the Bank’s foreclosed real estate held for sale account at the fair value at the date of acquisition. Then this asset is carried at the lower of fair value less estimated costs to sell or cost until the property is sold. In the event that the property is sold at a price insufficient to cover the balance of the loan, the debtor remains liable for the deficiency.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by the Bank at the dates indicated:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Residential real estate mortgage and construction loans	$2,634	$2,735

Commercial, industrial and agricultural loans	12,183	7,947

Consumer loans	5,154	3,431

Total non-performing loans	19,971	14,113

Foreclosed real estate held for sale	3,375	3,013

Total non-performing loans and foreclosed real estate held for sale	$23,346	$17,126

Interest which could have been recorded if the loans had not been classified as non-performing	$1,612	$1,123

Interest recorded on non-performing loans	$3,093	$1,716

Total non-performing loans as a percentage of loans receivable, including mortgage loans held for sale	0.57%	0.49%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets	0.29%	0.29%

At September 30, 2002, total non-performing loans increased $5.9 million or 41.51%, from $14.1 million as of December 31, 2001 to $20.0 million as of September 30, 2002. This increase is primarily attributed to four commercial loans with principal balances of $2,365,292, $1,282,274, $1,044,886 and $549,862, all of which are collateralized by real estate properties. At September 30, 2002, two of these loans with outstanding balances of $2,365,292 and $549,862, required a specific valuation allowance of $355,000 and $38,000, respectively.

Allowance for loan losses

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

The Formula Allowance. The formula allowance is calculated by applying loss factors to outstanding loans not otherwise covered by specific allowances. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

• Loan loss factors for commercial loans, including construction and land acquisition loans, are based on historical loss trends for three years, as adjusted for management’s expected increase in the loss factors given the significant increase in such loan portfolios over the last few years.

• Pooled loan loss factors are also based on historical loss trends for one to three years. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans.

Specific Allowances for Identified Problem Loans and Portfolio Segments. Specific allowances are established and maintained where management has identified significant conditions or circumstances related to a credit or portfolio segment that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Larger commercial and construction loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bank.

In addition, the specific allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. This accounting standard prescribes the measurement methods, income recognition and disclosures concerning impaired loans.

The Unallocated Allowance. An unallocated allowance is established recognizing the estimation risk associated with the formula and specific allowances. It is based upon management’s evaluation of various conditions, the effects of which are not directly measured in determining the formula and specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, regulatory examination results, and findings of our internal credit examiners. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

Management assesses these conditions quarterly. If any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. Historical loss factors for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current condition on loss recognition. Factors which management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Bank’s internal credit examiners. Loan loss factors are adjusted quarterly based upon the level of net charge offs expected by management in the next twelve months, after taking into account historical loss ratios adjusted for current trends. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

At September 30, 2002, the Bank’s allowance for loan losses was $46.1 million, consisting of $32.7 million formula allowance, $8.6 million of specific allowances and $4.8 million of unallocated allowance. As of September 30, 2002, the allowance for loan losses equals 1.32% of total loans, and 230.62% of total non-performing loans, compared with an allowance for loan losses at December 31, 2001 of $38.4 million, or 1.33% of total loans, and 271.83% of total non-performing loans.

As of September 30, 2002, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
Balance, beginning of year	$38,364	$28,928

Loans charged-off:

Consumer loans	2,853	3,840

Commercial, industrial and agricultural loans	1,221	2,970

Real estate-mortgage and construction loans	—	228

Total loans charged-off	4,074	7,038

Recoveries of loans previously charged-off:

Consumer loans	558	996

Commercial, industrial and agricultural loans	217	133

Real estate-mortgage and construction loans	73	175

Total recoveries of loans previously charged-off	848	1,304

Net loans charged-off	3,226	5,734

Provision for loan losses	10,919	12,278

Allowance acquired on loans purchased	—	2,892

Balance, end of period	$46,057	$38,364

Ratios:

Allowance for loan losses to total loans	1.32%	1.33%

Provision for loan losses to net loans charged-off	338.47%	214.13%

Recoveries of loans to loans charged-off in previous period	12.05%	24.31%

Net loans charged-off to average loans	0.10%	0.23%

Allowance for loans losses to non-performing loans	230.62%	271.83%

The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the “Loans” table on page 42.

	September 30, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial, industrial and agricultural loans	$28,880	50.80%	$24,397	51.8%

Consumer loans	11,921	19.10	8,203	14.5

Residential real estate mortgage and construction loans	459	30.10	494	33.7

Unallocated allowance	4,797	—	5,270	—

Total allowance for loan losses	$46,057	100.0%	$38,364	100.0%

Loans are classified as impaired or not impaired in accordance with SFAS 114. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the agreement.

The Bank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding $500,000) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment; loans that are recorded at fair value or at the lower of cost of market are not evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.

Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.

The following table sets forth information regarding the investment in impaired loans:

	September 30, 2002	December 31, 2001

	(In thousands)
Investment on impaired loans:

Covered by a valuation allowance	$26,219	$21,996

Do not require a valuation allowance	24,187	20,482

Total	$50,406	$42,478

Valuation allowance on impaired loans	$4,684	$4,181

	September 30, 2002	September 30, 2001

	(In thousands)
Average investment on impaired loans	$45,958	$16,611

Interest collected on impaired loans	$3,093	$1,168

At September 30, 2002, the Bank’s investment on impaired loans increased $7.9 million or 18.66%, from $42.5 million as of December 31, 2001 to $50.4 million as of September 30, 2002. This increase is principally attributed to four newly classified loans with an aggregate outstanding principal balance of approximately $6.5 million as of September 30, 2002. All loans are collateralized by real estate and required a combined valuation allowance of $823,000.

Investments

At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities for which management has the positive intent and ability to hold to maturity are classified as held to maturity and stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method.

The Bank’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to both the Investment Committee composed of members of the Board of Directors, as well as the President and Chief Executive Officer and the Chief Financial Officer.

The Investment Department is authorized to purchase and sell federal funds, interest bearing deposits in banks, banker’s acceptances of commercial banks insured by the FDIC, mortgage and assets-backed securities, Puerto Rico and U.S. Government and agency obligations, municipal securities rated A or better by any of the nationally recognized rating agencies and commercial paper rated P-1 by Moody’s Investors Service, Inc or A-1 by Standard and Poor’s, a Division of the McGraw-Hill Companies, Inc. In addition, the Investment Department is responsible for the pricing and sale of deposits and securities sold under agreements to repurchase.

The Bank’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

The following table presents the carrying value of investments at September 30, 2002 and December 31, 2001:

	September 30,	December 31,
	2002	2001

	(In thousands)
Held to maturity :

US Government and agencies obligations	$2,772,813	$1,788,000

Puerto Rico Government and agencies obligations	19,695	22,607

Commercial paper	—	59,992

Corporate notes	66,630	66,460

Mortgage and asset-backed securities	626,968	432,716

Total	3,486,106	2,369,775

Available for sale:

US Government and agencies obligations	—	196,446

Corporate notes	10,699	56,080

Mortgage-backed securities	255,904	29,156

Other investments	5,000	—

Total	271,603	281,682

Trading securities — mortgage-backed securities	—	4,609

Total investments	$3,757,709	$2,656,066

The carrying amount of investment securities at September 30, 2002, by contractual maturity (excluding mortgage and others asset- backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield

	(Dollars in thousands)
US Government and agencies obligations:

Due within one year or less	$85,169	1.78%

Due after one year through five years	2,647,644	4.31

Due after five years through ten years	40,000	2.40

Due after ten years	—	—

	2,772,813	4.21

Puerto Rico Government and agencies obligations:

Due within one year	—	—

Due after one year through five years	13,700	6.28

Due after five years through ten years	4,000	5.05

Due after ten years	1,995	6.15

	19,695	6.02

Other:

Due within one year	—	—

Due after one year through five years	45,356	3.72

Due after five years through ten years	—	—

Due after ten years	21,274	8.33

	66,630	5.19

Total	2,859,138	4.24

Mortgage and asset-backed securities	626,968	5.02

Total	$3,486,106	4.38%

Mortgage and asset-backed securities at September 30, 2002, consists of:

(In Thousands)
Available for sale — CMO’s certificates	$255,904

Held to maturity:

Federal Home Loan Mortgage Corporation certificates	11,271

GNMA certificates	15,087

FNMA certificates	7,747

CMO certificates	520,833

Other	72,030

Total held to maturity	626,968

Total mortgage and other asset-backed securities	$882,872

The Bank’s investment portfolio at September 30, 2002 had an average maturity of 46 months, when compared to an average maturity of 76 months at December 31, 2001. The Bank’s interest rate risk model (refer to Part I item # 3 on page 59 of this report) takes into consideration the callable feature of certain investment securities. Given the present interest rate scenario, and taking into consideration the callable features of these securities, the Bank’s investment portfolio as of September 30, 2002, had a remaining average contractual maturity of eight (8) months. However, no assurance can be given that such levels will be maintained in future periods.

Deposits

The Bank offers a diversified choice of deposit accounts. Savings deposits increased from $465.3 million as of December 31, 2001, to $533.9 million as of September 30, 2002, an increase of $68.6 million or 14.75%. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $2.74 billion as of December 31, 2001, to $3.36 billion as of September 30, 2002, an increase of $620.4 million or 22.62%. Other deposits include brokered deposits amounting to $2.19 billion and $1.57 billion as of September 30, 2002 and December 31, 2001, respectively.

At September 30, 2002, the Bank had total deposits of $3.90 billion (excluding accrued interest payable), of which $533.9 million or 13.70% consisted of savings deposits, $159.3 million or 4.09% consisted of interest bearing demand deposits, $145.0 million or 3.72% consisted of noninterest bearing deposits, and $3.06 billion or 78.49% consisted of time deposits. Time deposits include $2.19 billion of brokered deposits. These accounts have historically been a stable source of funds. The Bank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts. At September 30, 2002, the scheduled maturities of time certificates of deposit in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$551,711

over 3 months through 6 months	470,570

over 6 months through 12 months	778,362

over 12 months	726,010

Total	$2,526,653

The following table sets forth the average amount and the average rate paid on the following deposit categories for the nine months ended September 30, 2002 and for the year ended December 31, 2001:

	September 30, 2002		December 31, 2001

	Average	Average	Average	Average
	amount	rate	amount	rate

	(Dollars in thousands)
Time deposits	$2,799,495	3.46%	$2,177,399	5.21%

Savings deposits	497,378	2.57%	432,626	2.96%

Interest bearing demand deposits	120,018	3.04%	100,960	3.45%

Noninterest bearing demand deposits	162,029	—	136,251	—

	$3,578,920	3.17%	$2,847,236	4.55%

Borrowings

The following table sets forth the borrowings of the Bank at the dates indicated:

	September 30, 2002	December 31, 2001

	(In thousands)
Securities sold under agreements to repurchase	$3,256,103	$2,059,646

Advances from FHLB	120,000	120,000

Term notes	3,000	43,000

Mortgage note payable	37,909	—

	$3,417,012	$2,222,646

The Bank has made use of institutional securities sold under agreements to repurchase in order to obtain funding, primarily through investment banks and brokerage firms. Such agreements are collateralized with investment securities. The Bank had $3.3 billion in total securities sold under agreements to repurchase outstanding at September 30, 2002, at a weighted average rate of 3.22%. Securities sold under agreements to repurchase outstanding as of September 30, 2002, mature as follows: $1.19 billion within 30 days; $471.2 million in 2003; $315.8 million in 2004; $177.0 million in 2005, $62.2 million in 2006; and $1.04 billion thereafter.

Westernbank also obtains advances from FHLB of New York. As of September 30, 2002, Westernbank had $120.0 million in outstanding FHLB advances at a weighted average rate of 5.10%. Advances from FHLB mature as follows: $14.0 million in 2003; $14.0 million in 2005; $50.0 million in 2006; and $42.0 million thereafter.

At September 30, 2002, the Bank had outstanding $3.0 million of term notes payable, consisting of variable rate notes (83% to 89% of three month LIBID rate), at a weighted average rate of 1.45%, maturing on December 15, 2002.

At September 30, 2002, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $38.0 million of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance (1) at a rate per year equal to the greatest of 13.05% or the Treasury Rate plus five percentage points or (2) at the rate of 10.05% per year depending on certain conditions on the repricing date. Westernbank World Plaza has prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a
23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

The following table presents certain information regarding the Bank’s short-term borrowings for the periods indicated.

	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Amount outstanding at the period end	$1,674,255	$806,548

Monthly average outstanding balance	1,443,286	353,003

Maximum outstanding balance at any month end	2,104,599	806,548

Weighted average interest rate:

For the nine months and year ended	2.02%	3.73%

At the end of nine months and at year end	1.97%	2.18%

Stockholders’ Equity

As of September 30, 2002, total stockholders’ equity amounted to $525.1 million, an increase of $137.2 million or 35.37% when compared to $387.9 million as of December 31, 2001. The increase during the nine months ended September 30, 2002, was mainly due to the issuance of 6,095,000 shares of the Company’s Common Stock in August 2002, resulting in a net capital infusion of $97.8 million, plus net income of $60.6 million, which was partially offset by dividends paid on common and preferred stock during the period of $20.3 million and a net change of $994,000 in other comprehensive income. The average number of common shares outstanding increased from 62,252,550 (split adjusted) for the nine months period ended September 30, 2001 to 63,047,703 for the nine months period ended September 30, 2002.

On June 17, 2002, the Company declared a three-for-two stock split, for all stockholders of record as of June 28, 2002, distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $20.8 million.

SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table sets forth, for the indicated periods certain ratios reflecting the productivity, profitability and other selected data of the Company:

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Return on average assets(1)	1.22%	1.33%	1.17%	1.31%

Return on average common stockholders’ equity(1)	26.86%	28.93%	24.47%	28.36%

Equity-to-assets ratio	6.28%	6.86%	6.61%	6.69%

Efficiency ratio	40.87%	40.56%	39.98%	41.48%

Operating expenses to end-of-period assets	1.00%	1.18%	0.91%	1.15%

Book value per common share	$5.04	$4.75	$5.04	$4.75

Other selected data:

Branch offices	48	35	48	35

Number of employees	1,015	852	1,015	852

(1)	The return on average assets is computed by dividing net income by average total assets for the period. The return on average common stockholders’ equity is computed by dividing net income less preferred stock dividends by common stockholder’s equity. Average balances are computed using beginning and ending balances.

LIQUIDITY

Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control.

The Company derives its liquidity from both its assets and liabilities. Liquidity from assets is provided by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Additional asset-driven liquidity is provided by securitizable loans.

Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, and other short and long-term borrowing, such as securities sold under agreements to repurchase (“reverse repurchase agreements”). Other borrowings funding source limits are determined annually by each counterparty and depend on the Bank’s financial condition and delivery of acceptable collateral securities. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Bank utilizes the National Certificate of Deposit (“CD”) Market as a source of cost effective deposit funding in addition to local market deposit inflows. Depositors in this market consist of credit unions, banking institutions, CD brokers and some private corporations or non-profit organizations. The Bank’s ability to acquire brokered deposits can be restricted if it becomes in the future less than well-capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable, such as advances, and other borrowings, such as reverse repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires the Bank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and reverse repurchase agreements, respectively.

As of September 30, 2002, the Bank had line of credit agreements with three commercial banks permitting the Bank to borrow a maximum aggregate amount of $75.0 million (no borrowings were made during the three and nine-month periods ended September 30, 2002 under such lines of credit). The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction. The credit agreements are renewable annually.

The Company’s liquidity targets are reviewed monthly by the Investment Committee and are based on the Company’s commitment to make loans and investments and its ability to generate funds.

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

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that the Companies met all capital adequacy requirements to which they are subject.

As of March 31, 2001 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. At September 30, 2002, there are no conditions or events that management believes have changed Westernbank’s category.

The Companies’ actual capital amounts and ratios as of September 30, 2002, are also presented in the table below:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:

Consolidated	$570,627	13.54%	$337,055	8.00%	N/A	N/A

Westernbank	553,380	13.17	336,246	8.00	$420,308	10.00%

Tier I Capital to Risk Weighted Assets:

Consolidated	$524,570	12.59%	$166,685	4.00%	N/A	N/A

Westernbank	507,323	12.20	166,281	4.00	$249,421	6.00%

Tier I Capital to Average Assets:

Consolidated	$524,570	7.58%	$207,645	3.00%	N/A	N/A

Westernbank	507,323	7.35	207,079	3.00	$345,132	5.00%

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

The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold. In addition, the Company enters into interest rate exchange agreements (swaps) to hedge variable term notes and fixed callable certificates of deposit.

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

September 30, 2002:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change

		(Dollars in thousands)
+200 Basis Points	$177,961	$7,440	4.36%

Base Scenario	170,521	—	—

-100 Basis Points	148,637	(21,884)	12.83%

December 31, 2001:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change

		(Dollars in thousands)
+200 Basis Points	$141,560	$20,471	16.91%

Base Scenario	121,089	—	—

-100 Basis Points	100,279	(20,810)	(17.19)%

(*) The NII figures exclude the effect of the amortization of loan fees. Given the current fed fund rate of 1.75% at September 30, 2002, a linear 100 basis points decrease was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.

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

Changes in statutes and regulations, including tax laws and rules

The Company, as a Puerto Rico-chartered financial holding company, and its subsidiaries, are each subject to extensive federal and local governmental supervision and regulation relating to its banking and insurance business. The Company also benefits from favorable tax treatment under regulations relating to the activities of Westernbank International. In addition, there are laws and other regulations that restrict transactions between the Company and its subsidiaries. Any change in such tax or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the applicable local legislatures, could adversely affect the Company’s profits and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

There were no significant changes made in the Company’s internal controls or in other factors that that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K

A — Exhibits

99.1 Written statement of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Written statement of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

B — Reports on Form 8-K

On July 11, 2002, the Company filed a report 8-K, announcing the results of operations for the second quarter of 2002, and the opening of 17 new branches in Puerto Rico.

On August 21, 2002, the Company filed a report 8-K, attaching a press release announcing the pricing of an offering of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

W HOLDING COMPANY, INC.

Date: November 13, 2002	By	Frank C. Stipes, Esq. Chairman of the Board, Chief Executive Officer and President

Date: November 13, 2002	By	Freddy Maldonado Chief Financial Officer and Vice President of Finance and Investment

CERTIFICATION

I, Frank C. Stipes, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of W Holding Company, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	Frank C. Stipes Chairman of the Board, Chief Executive Officer and President

CERTIFICATION

I, Freddy Maldonado, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of W Holding Company, Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	Freddy Maldonado Vice President of Finance and Investment and Chief Financial Officer

Index to Exhibits

99.1	Written statement of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Written statement of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.