Form 10-Q/A
period 2002-09-30
W HOLDING CO INC
filed 2002-11-14
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Registrant:

W HOLDING COMPANY, INC.

Date: November 13, 2002	By	/s/ Frank C. Stipes Frank C. Stipes, Esq. Chairman of the Board, Chief Executive Officer and President

Date: November 13, 2002	By	/s/ Freddy Maldonado Freddy Maldonado Chief Financial Officer and Vice President of Finance and Investment

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

Date: November 13, 2002

By:	/s/ Frank C. Stipes Frank C. Stipes Chairman of the Board, Chief Executive Officer and President

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

Date: November 13, 2002

By:	/s/ Freddy Maldonado Freddy Maldonado Vice President of Finance and Investment and Chief Financial Officer

Index to Exhibits

99.1	Written statement of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Written statement of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.