Form 10-K
period 2002-12-31
W HOLDING CO INC
filed 2003-03-31
CIK 1084887

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (787) 834-8000

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
($1.00 PAR VALUE PER SHARE)
(TITLE OF CLASS)

6.875% NONCUMULATIVE, NON-CONVERTIBLE MONTHLY INCOME PREFERRED STOCK, 2002 SERIES E
($1.00 PAR VALUE PER SHARE)
(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X     No

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant as of June 28, 2002: $665,111,662 based on the closing sales price of $16.13.

Number of shares of Common Stock outstanding as of February 28, 2003: 68,350,186

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to shareholders for fiscal year ended December 31, 2002 are incorporated by reference into Part II, Items 6, 7, 7A and 8 of this Form 10-K

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 15, 2003 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-10.3 EMPLOYMENT AGREEMENT / Mrs. Rivera
EX-10.6 PAYMENT AGREEMENT / Mr. Morgando
EX-10.7 PAYMENT AGREEMENT / Mr. Vidal
EX-10.8 PAYMENT AGREEMENT / Mr. Hernandez
EX-10.9 PAYMENT AGREEMENT / Mr. Dominguez
EX-10.10 PAYMENT AGREEMENT / Mr. Maldonado
EX-13.1 PORTIONS OF THE 2002 ANNUAL REPORT
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 INDEPENDENT AUDITORS' CONSENT
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF THE CFO

FORWARD-LOOKING STATEMENTS

     Some information contained or incorporated by reference in this Form 10-K constitutes “forward-looking statements.” Such information can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “intend,” “continue,” or “believe” or the negatives or other variations of these terms or comparable terminology. Forward-looking statements with respect to future financial conditions, results of operations and businesses of the Company are always subject to various risk and market factors out of management’s control which could cause future results to differ materially from current management expectations or estimates and as such should be understood. Such factors include particularly, but are not limited; to the possibility of prolonged adverse economic conditions or that an adverse interest rate environment could develop.

PART I

ITEM 1. BUSINESS

GENERAL

     W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly owned subsidiaries, Westernbank Puerto Rico (“Westernbank” or the “Bank”) and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term, fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent offering property, casualty, life and disability insurance.

     In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

     The Company is the third largest public bank holding company headquartered in Puerto Rico, as measured by total assets as of December 31, 2002. As of December 31, 2002, it had total assets of $8.21 billion, a loan portfolio-net including mortgage loans held for sale of $3.76 billion, deposits of $4.30 billion and stockholders’ equity of $584.7 million. The Company has improved its efficiency ratio from 49.31% in 1998 to 39.15% for the year ended December 31, 2002.

     The Company continues to emphasize on growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan and investment securities portfolios. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed rate residential loans to assets with shorter maturities and greater repricing flexibility. As of December 31, 2002, commercial loans were $2.03 billion or 53.88% (78.79% collateralized by real estate) and consumer loans were $744.0 million or 19.77% (60.23% collateralized by real estate) of the $3.76 billion loan portfolio, including mortgage loans held for sale. Investment securities totaled $4.18 billion at December 31, 2002. These loans and securities tend to have shorter maturities and reprice more rapidly than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 82% of its loans collateralized by real estate as of December 31, 2002. As part of this strategy, Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. In June 2001, Westernbank acquired the asset-based lending portfolio of the Puerto Rico branch of Congress Credit Corporation for $163.8 million. In July 2002, Westernbank launched a new banking division focused on offering consumer loans through 17 full-service branches, called “Expresso of Westernbank,” denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000.

     The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. We have opened 11 branches in the San Juan metropolitan area since 1998, including seven Expresso of Westernbank branches in July 2002. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza (formerly known as Hato Rey Tower); a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, its regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage.

     The Company’s financial performance is reported in two primary business segments, the operations of Westernbank in Puerto Rico and those of the Bank’s division known as Westernbank International. The international division was established to offer commercial banking and related services outside of Puerto Rico. At year-end 2002, the international division reported total assets of $2.08 billion, substantially all of which were investment securities and purchased loans. As of the date of this report, the Company does not conduct significant banking business outside of Puerto Rico. For segment information, please refer to Note 21 of the audited consolidated financial statements.

     Westernbank seeks to differentiate itself from other banks by focusing on customer relationships and personalized service, offering customers direct access to senior management. As part of this strategy, Westernbank strives to make fast and effective decisions locally. Westernbank’s branches offer modern facilities with advanced technology and remain open to customers for longer hours compared to many other local banks, with a number of branches offering both Saturday and Sunday hours. In addition, Westernbank trains its employees to promote an effective and customer-focused sales culture. Westernbank is one of the fastest-growing commercial banks in Puerto Rico, increasing both total assets and loans at an average annual growth rate of over 36% for the last five years, while maintaining a ratio of non-performing loans to total loans of below 1.00%.

     Westernbank operates through a network of 50 bank branches, including 17 Expresso of Westernbank branches opened in July 2002, (19 branches at December 31, 2002) located throughout Puerto Rico, and a fully functional banking site on the Internet at www.westernetbank.com. In addition to its services Westernbank operates four divisions: Westernbank Business Credit, which specializes in asset-based lending; Expresso of Westernbank, which specializes in small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000; Westernbank Trust Division, which offers a full array of trust services; and Westernbank International Division, which offers, commercial banking and related services outside of Puerto Rico. In addition, Westernbank offers a broad array of fee income products including credit cards, merchant card services, letters of credit, and brokerage services, among others.

     Established in 2001, Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance on which it earns commission income. Currently, most of the agency’s volume is derived from two areas — mortgage insurance on residential mortgage loans and credit life insurance for borrowers of personal loans. The Company intends to expand Westernbank Insurance Corp. in order to offer a broader line of insurance products to meet the needs of its customers.

     The Company and its wholly-owned subsidiaries’ executive offices are located at 19 West McKinley Street, Mayagüez, Puerto Rico 00680, and our telephone number is (787) 834-8000.

LENDING ACTIVITIES

     GENERAL. At December 31, 2002, the Bank’s net loans, including mortgage loans held for sale, amounted to $3.76 billion or 45.85% of total assets.

     The following table sets forth the composition of the Bank’s loan portfolio, including mortgage loans held for sale, by type of loan at the dates indicated.

	December 31,

	2002		2001		2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential real estate:
Mortgage (1)	$852,249	22.7%	$852,715	30.0%	$785,853	35.5%	$706,792	37.8%	$407,245	29.9
Construction	181,266	4.8	117,957	4.2	80,905	3.7	101,979	5.5	69,215	5.1
Commercial, industrial and agricultural:
Real estate	1,461,606	38.9	1,115,700	39.2	887,084	40.2	677,924	36.2	518,893	38.1
Business and others (2)	570,196	15.2	378,696	13.3	99,483	4.5	79,343	4.3	72,235	5.3
Consumer and others (3)	743,600	19.8	416,953	14.7	383,903	17.4	329,682	17.6	309,509	22.7

Total loans	$3,808,917	101.4	$2,882,021	101.4	$2,237,228	101.3	$1,895,720	101.4	$1,377,097	101.1
Allowance for loan losses	(47,114)	(1.4)	(38,364)	(1.4)	(28,928)	(1.3)	(23,978)	(1.4)	(15,800)	(1.1)

Loans — net	$3,761,803	100.0%	$2,843,657	100.00%	$2,208,300	100.00%	$1,871,742	100.00%	$1,361,297	100.00

(1)	Includes mortgage loans held for sale amounting to $7.4 million, $5.3 million, $4.6 million, $2.1 million, and $7.3 million for each one of the years presented, respectively.

(2)	Includes $427.7 million and $255.8 million of Westernbank Business Credit division outstanding loans. loan at December 31, 2002 and 2001, respectively.

(3)	Includes $117.4 million of the Expresso of Westernbank division outstanding loans at December 31, 2002.

     Residential real estate mortgage loans at December 31, 2002, are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2002, residential mortgage loans included $17.2 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

     The Bank originated $481.2 million of commercial real estate loans during the year ended December 31, 2002. At December 31, 2002, commercial real estate loans totaled $1.46 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than other loans due to the dependency on income production and future development of real estate. Commercial real estate loans are collateralized by various types of property, including warehouse, retail and other business properties.

     The portfolio of Consumer and Other loans at December 31, 2002, consisted of consumer loans of $743.6 million, of which $447.9 million are secured by real estate, $295.7 million are unsecured consumer loans (including $117.4 million of the Expresso of Westernbank division loans portfolio), credit card loans of $56.7 million and loans secured by deposits in the Bank totaling $32.8 million.

     During 2002, the Bank securitized $18.6 million and $26.5 million of residential mortgage loans into Government National Mortgage Association and Fannie Mae participation certificates, respectively. The Bank continues to service outstanding loans which are securitized.

     The following table summarizes the contractual maturities of the Bank’s total loans, excluding mortgage loans held for sale, for the periods indicated as of December 31, 2002. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		Maturities

		After one year to five years			After five years

		(In thousands)
	Balance				Fixed	Variable
	outstanding at	One year or	Fixed interest	Variable	interest	interest
	December 31, 2002	less	rates	interest rates	rates	rates

Residential real estate:
Mortgage	$852,249	$2,348	$9,968	$154	$304,682	$535,099
Construction	181,266	93,729	—	87,535	—	—
Commercial, industrial and agricultural:
Real estate	1,461,606	334,820	138,173	103,290	50,502	834,819
Business and others	570,196	519,342	15,993	12,932	2,810	19,121
Consumer and others	743,600	107,136	186,786	—	449,678	—

Total	$3,808,917	$1,057,375	$350,920	$203,911	$807,672	$1,389,039

(1)	Includes foreign loans amounting to $2.7 million, secured by real estate collateral and unlimited guaranty of a Puerto Rico resident.

     ORIGINATION, PURCHASE AND SALE OF LOANS. The Bank’s loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.

     The Bank originates loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in Board of Director approved loan policies. Detailed loan applications are obtained to determine the borrower’s repayment ability. Applications are verified through the use of credit reports, financial statements and other confirmations procedures. Property valuations by Board of Director approved independent appraisers are required for mortgage loans. The Bank’s Credit Committee approval is required for all residential and commercial real estate loans and all other commercial loans over $1.0 million. Loans in excess of $1.0 million are also reviewed by the full Board of Directors, including those loans approved by the Credit Committee.

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

     The Bank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty-five years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgages are originated with the intent to sell.

     In addition to its residential loan originations, the Bank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. In 2002 and 2001, Westernbank purchased $208.4 million and $256.7 million, of such loans, respectively.

     The Bank originates primarily variable and adjustable rate commercial business and real estate loans. The Bank also makes real estate construction loans subject to firm permanent financing commitments. On June 15, 2001, the Bank acquired the entire loan portfolio of the Puerto Rico branch of Congress Credit Corporation, a subsidiary of First Union National Bank, N. A., for $163.8 million. This new line of business is managed by Westernbank Business Credit Division, which specializes in commercial loans secured principally by accounts receivables, inventory and equipment.

     The Bank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by the bank there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, the Bank makes fixed-rate residential second mortgage loans.

     The Bank offers the service of VISA and Master Card. At December 31, 2002, there were approximately 26,947 outstanding accounts, with an aggregate outstanding balance of $56.7 million and unused credit card lines available of $77.8 million.

     In connection with all consumer and second mortgage loans originated, the Bank’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2002, only $4.7 million or .59% of the consumer loan portfolio consisted of loans more than 60 days delinquent in payment.

     Commercial loans have increased from $1.49 billion as of December 31, 2001, to $2.03 billion as of December 31, 2002. As of December 31, 2002, only $6.7 million or .33% of the commercial loan portfolio consisted of loans more than 60 days delinquent in payment.

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

     In accordance with requirements of Statement Financial Accounting Standards Board Statement (“SFAS”) No. 140, Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65 (“SFAS 140”), the Bank recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. SFAS 140 also requires that the entities assess the capitalized mortgage servicing rights for impairment based on the fair value of those rights.

     NON-PERFORMING LOANS AND FORECLOSED REAL ESTATE. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower. In most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the Bank’s normal collection procedures, the Bank will generally institute measures to remedy the default. If a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which the Bank may acquire the property. Thereafter, if the Bank acquires the property, such acquired property is appraised and included in the Bank’s foreclosed real estate held for sale account at the lower of cost or fair value at the date of acquisition. Then, this asset is carried at the lower of fair value less estimated costs to sell or cost until the property is sold. In the event that the property is sold at a price insufficient to cover the balance of the loan, the debtor remains liable for the deficiency.

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

     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by the Bank at the dates indicated:

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Residential real estate mortgage and construction loans	$2,026	$2,735	$1,817	$1,719	$1,183
Commercial, industrial and agricultural loans	13,567	7,947	6,140	4,366	5,427
Consumer loans	3,812	3,431	1,733	870	1,172

Total non-performing loans	19,405	14,113	9,690	6,955	7,782
Foreclosed real estate held for sale	3,679	3,013	2,454	2,232	3,271

Total non-performing loans and foreclosed real estate held for sale	$23,084	$17,126	$12,144	$9,187	$11,053

Interest that would have been recorded if the loans had not been classified as non-performing	$1,102	$1,123	$979	$514	$1,027

Interest recorded on non-performing loans	$775	$1,716	$780	$1,470	$242

Total non-performing loans as a percentage of loans receivable, including mortgage loans held for sale	0.51%	0.49%	0.43%	0.37%	0.57%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets	0.28%	0.29%	0.28%	0.27%	0.45%

     The increase from 2001 to 2002 is mostly attributed to four commercial loans with principal balances of $2.4 million, $1.6 million, $1.3 million and $589,000, respectively, all of which are collateralized by real estate properties. At December 31, 2002, two of these loans with outstanding balances of $2.4 million and $1.6 million, required a specific valuation allowance of $355,000 and $770,000, respectively. At December 31, 2002, the allowance for possible loan losses was 242.80% of total non-performing loans (reserve coverage).

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

     The Formula Allowance. The formula allowance is calculated by applying loss factors to outstanding loans not otherwise covered by specific allowances. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

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

     Specific Allowances for Identified Problem Loans and Portfolio Segments. Specific allowances are established and maintained where management has identified significant adverse conditions or circumstances related to a credit or portfolio segment that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Larger commercial and construction loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bank.

     In addition, the specific allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. This accounting standard prescribes the measurement methods, income recognition and disclosures concerning impaired loans.

     The Unallocated Allowance. An unallocated allowance is established recognizing the estimation risk associated with the formula and specific allowances. It is based upon management’s evaluation of various conditions, the effects of which are not directly measured in determining the formula and specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions, collateral values, loan volumes and concentrations, seasoning of the loans portfolio, recent loss experience in particular segments of the portfolio, regulatory examination results, and findings of our internal credit examiners. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

     The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. Historical loss factors for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current condition on loss recognition. Factors which management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Bank’s internal credit examiners. Loan loss factors are adjusted quarterly based upon the level of net charge-offs expected by management in the next twelve months, after taking into account historical loss ratios adjusted for current trends. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

     At December 31, 2002, the Bank’s allowance for loan losses was $47.1 million, consisting of $36.1 million formula allowance, $8.0 million of specific allowances and $3.0 million of unallocated allowance. As of December 31, 2002, the allowance for loan losses equals 1.24% of total loans, including mortgage loans held for sale, and 242.80% of total non-performing loans, compared with an allowance for loan losses at December 31, 2001, of $38.4 million, or 1.33% of total loans, and 271.83% of total non-performing loans.

     As of December 31, 2002, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	YEAR ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Balance, beginning of year	$38,364	$28,928	$23,978	$15,800	$13,201

Loans charged-off:
Consumer loans	4,576	3,840	4,760	5,154	4,090
Commercial, industrial and agricultural loans	3,389	2,970	372	1,913	134
Real estate-mortgage and construction loans	—	228	231	291	—

Total loans charged-off	7,965	7,038	5,363	7,358	4,224

Recoveries of loans previously charged-off:
Consumer loans	858	996	795	1,003	601
Commercial, industrial and agricultural loans	584	133	594	335	42
Real estate-mortgage and	190	175	224	198	180
construction loans

Total recoveries of loans previously charged-off	1,632	1,304	1,613	1,536	823

Net loans charged-off	6,333	5,734	3,750	5,822	3,401
Provision for loan losses	15,083	12,278	8,700	14,000	6,000
Allowance acquired on loans purchased	—	2,892	—	—	—

Balance, end of period	$47,114	$38,364	$28,928	$23,978	$15,800

Ratios:
Allowance for loan losses to total end of year loans	1.24%	1.33%	1.29%	1.26%	1.15%
Provision for loan losses to net loans charged-off	238.17%	214.13%	232.00%	240.47%	176.42%
Recoveries of loans to loans charged-off in previous period	23.19%	24.31%	21.92%	36.36%	31.64%
Net loans charged-off to average loans	0.19%	0.23%	0.19%	0.35%	0.32%
Allowance for loans losses to non-performing loans	242.80%	271.83%	298.53%	344.76%	203.03%

     The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the “Loans” table on page 5.

	DECEMBER 31,

	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial, industrial and agricultural loans (1)	$31,671	53.3%	$24,397	51.8%	$16,273	44.1%	$11,772	39.9%	$7,747	42.9
Consumer loans (2)	12,004	19.5	8,203	14.5	7,194	17.2	5,718	17.4	5,044	22.5
Residential real estate mortgage and construction loans	443	27.2	494	33.7	526	38.7	1,743	42.7	1,043	34.6
Unallocated allowance	2,996	—	5,270	—	4,935	—	4,745	—	1,966	—

Total allowance for loan losses	$47,114	100.0%	$38,364	100.0%	$28,928	100.0%	$23,978	100.0%	$15,800	100.00

(1)	Includes $4.5 million and $3.1 million of Westernbank Business Credit loans portfolio at December 31, 2002 and 2001, respectively.

(2)	Includes $1.5 million of Expresso of Westernbank loans portfolio at December 31, 2002.

     Loans are classified as impaired or not impaired in accordance with SFAS 114. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.

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

     The following table sets forth information regarding the investment in impaired loans:

	2002	2001	2000	1999	1998

	(In thousands)
Investment on impaired loans:
Covered by a valuation allowance	$26,074	$21,996	$8,040	$8,136	$5,499
Do not require a valuation allowance	24,515	20,482	4,834	4,947	4,309

Total	$50,589	$42,478	$12,874	$13,083	$9,808

Valuation allowance in impaired loans	$4,752	$4,181	$1,157	$1,268	$1,120

Average investment in impaired loans	$46,147	$20,293	$11,873	$14,919	$6,561

Interest collected in impaired loans	$4,041	$1,716	$780	$1,470	$242

     At December 31, 2002, the Bank’s investment in impaired loans increased $8.1 million or 19.09%, from $42.5 million as of December 31, 2001, to $50.6 million as of December 31, 2002. This increase is principally attributed to four newly classified loans with an aggregate outstanding principal balance of approximately $13.0 million as of December 31, 2002. All loans are collateralized by real estate and required a combined valuation allowance of $823,000.

INVESTMENT ACTIVITIES

     The Bank’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to both the Investment Committee composed of members of the Board of Directors, as well as the President and Chief Executive Officer and the Chief Financial Officer.

     The Investment Department is authorized to purchase and sell federal funds, interest bearing deposits in banks, banker’s acceptances of commercial banks insured by the FDIC, mortgage and other assets-backed securities, Puerto Rico and U.S. Government and agency obligations, municipal securities rated A or better by any of the nationally recognized rating agencies and commercial paper rated P-1 by Moody’s Investors Service, Inc. or A-1 by Standard and Poor’s, a Division of the McGraw-Hill Companies, Inc. In addition, the Investment Department is responsible for the pricing and sale of deposits and reverse repurchase agreements. See “Sources of Funds-Deposits and Borrowings” and “Equity Risk Investments.”

     The Bank’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

     The following table presents the carrying value of investments as of year end for each of the years indicated:

	2002	2001	2000

	(In thousands)
Held to maturity:
US Government and agency obligations	$2,671,344	$1,788,000	$1,367,417
Puerto Rico Government and agency obligations	19,695	22,607	13,769
Commercial paper	74,997	59,992	34,994
Corporate notes	66,697	66,460	51,420
Mortgage and other asset-backed securities	668,324	432,716	189,087

Total	3,501,057	2,369,775	1,656,687

Available for sale:
US Government and agency obligations	—	196,446	—
Corporate notes	10,381	56,080	—
Mortgage-backed securities	145,276	29,156	27,806
Other investments	5,230	—	—

Total	160,887	281,682	27,806

Trading securities- mainly mortgage-backed securities	—	4,609	2,161

Total investments	$3,661,944	$2,656,066	$1,686,654

     At December 31, 2002, no investment of a single issuer (in aggregate balance) exceeded 10% of the consolidated stockholders’ equity.

     The carrying amount of investment securities at December 31, 2002, by contractual maturity (excluding mortgage and others asset-backed securities), are shown below:

	Carrying amount	Weighted average yield

	(Dollars in thousands)
US Government and agencies obligations:
Due within one year or less	$30,181	4.23%
Due after one year through five years	2,551,163	3.97
Due after five years through ten years	90,000	4.22
Due after ten years	—	—

	2,671,344	4.04

Puerto Rico Government and agencies obligations:
Due within one year	—	—
Due after one year through five years	13,700	6.28
Due after five years through ten years	4,000	5.05
Due after ten years	1,995	6.15

	19,695	6.02

Other:
Due within one year	90,388	2.05
Due after one year through five years	29,983	3.23
Due after five years through ten years	—	—
Due after ten years	36,934	6.54

	157,305	3.33

Total	2,848,344	4.01
Mortgage and other asset-backed securities	813,600	5.46

Total	$3,661,944	4.33%

     Mortgage and other asset-backed securities at December 31, 2002, consists of:

(In Thousands)
Available for sale — Collateralized Mortgage Obligation (CMO) certificates	$145,276

Held to maturity:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	10,435
Government National Mortgage Association (GNMA) certificates	13,657
Fannie Mae (FNMA) certificates	6,906
CMO certificates	565,068
Other	72,258

Total held to maturity	668,324

Total mortgage and other asset-backed securities	$813,600

SOURCES OF FUNDS

     GENERAL. Deposits, reverse repurchase agreements, Federal Home Loan Bank (“FHLB”) advances and term notes are the primary sources of the Bank’s funds for use in lending and for other general business purposes. In addition, the Bank obtains funds in the form of loan repayments and income from operations and the maturities and repayments of securities. Loan repayments are a relatively stable source of funds, while net increases in deposits and reverse repurchase agreements are significantly influenced by general interest rates and money market conditions. Short-term borrowings from the FHLB of New York are used to compensate for reductions in normal sources of funds such as savings inflows at less than projected levels.

     DEPOSITS. The Bank offers a diversified choice of deposit accounts. Savings deposits increased from $465.3 million as of December 31, 2001, to $560.5 million as of December 31, 2002, an increase of $95.3 million or 20.48%. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRAs), increased from $2.74 billion as of December 31, 2001, to $3.71 billion as of December 31, 2002, an increase of $971.2 million or 35.40%. Other deposits include brokered deposits amounting to $2.55 billion and $1.57 billion as of December 31, 2002 and 2001, respectively. These accounts have historically been a stable source of funds.

     At December 31, 2002, the Bank had total deposits of $4.3 billion (excluding accrued interest payable), of which $560.5 million or 13.1% consisted of savings deposits, $178.6 million or 4.18% consisted of interest bearing demand deposits, $156.1 million or 3.65% consisted of noninterest bearing deposits, and $3.38 billion or 79.06% consisted of time deposits. The Bank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts. At December 31, 2002, the scheduled maturities of time certificates of deposit in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$735,812
over 3 months through 6 months	800,396
over 6 months through 12 months	616,962
over 12 months	719,071

Total	$2,872,241

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate

	(Dollars in thousands)
Time deposits	$2,889,649	3.40%	$2,177,399	5.21%	$1,765,493	6.34%
Savings deposits	509,114	2.46%	432,626	2.96%	407,636	3.06%
Interest bearing demand deposits	124,127	2.90%	100,960	3.45%	97,168	3.28%
Noninterest bearing demand deposits	167,352	—	136,251	—	118,632	—

Total	$3,690,242	3.10%	$2,847,236	4.55%	$2,388,929	5.34%

     The increase in deposits during the last three years is mainly the result of the increase in the volume of business.

     BORROWINGS. The following table sets forth the borrowings of the Bank at the dates indicated:

	2002	2001	2000

	(In thousands)
Securities sold under agreements to repurchase	$3,097,341	$2,059,646	$1,179,073
Advances from FHLB	120,000	120,000	120,000
Term notes	—	43,000	48,000
Mortgage note payable	37,822	—	—

Total	$3,255,163	$2,222,646	$1,347,073

     The Bank has made use of institutional securities sold under agreements to repurchase in order to obtain funding, primarily through investment banks and brokerage firms. Such agreements are collateralized with investment securities. The Bank had $3.1 billion in total securities sold under agreements to repurchase outstanding at December 31, 2002, at a weighted average rate of 3.03%. Securities sold under agreements to repurchase outstanding as of December 31, 2002, mature as follows: $1.02 billion within 30 days; $12.7 million in 2003; $315.8 million in 2004; $663.6 million in 2005, $47.5 million in 2006; and $1.04 billion thereafter.

     Westernbank also obtains advances from FHLB of New York. As of December 31, 2002, Westernbank had $120.0 million in outstanding FHLB advances at a weighted average rate of 5.10%. Advances from FHLB mature as follows: $14.0 million in 2003; $14.0 million in 2005; $50.0 million in 2006; and $42.0 million thereafter.

     At December 31, 2002, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $37.8 million of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Thereafter, the mortgage note will bear interest on the then outstanding principal balance (1) at a rate per year equal to the greatest of 13.05% or the Treasury Rate plus five percentage points or (2) at the rate of 10.05% per year depending on certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

     The following table presents certain information regarding the Bank’s short-term borrowings for the periods indicated.

	2002	2001	2000

	(Dollars in thousands)
Amount outstanding at period end	$1,043,493	$806,548	$170,225
Monthly average outstanding balance	1,378,074	353,003	274,669
Maximum outstanding balance at any month end	2,104,599	806,548	472,916
Weighted average interest rate:
For the year	1.51%	3.73%	6.29%
At year end	1.96%	2.18%	6.65%

FINANCIAL INSTRUMENTS

     DERIVATIVE FINANCIAL INSTRUMENTS. As part of the Company’s asset/liability management, the Bank uses interest-rate contracts, which include interest-rate exchange agreements (swaps), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts.

     Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

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

     The effect of implementing these Statements on the Company’s financial condition at January 1, 2001, was a decrease in deposits; an increase in other liabilities and an increase in accumulated other comprehensive income (net of tax of $45,000) by $2,607,000, $2,472,000, $135,000, respectively. There was no effect on results of operations from the implementation of these Statements.

     In the case of interest-rate exchange agreements that qualify for hedging accounting treatment, net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payment is recorded on a current basis as an adjustment to interest income or expense on the corresponding hedged assets and liabilities.

     The Company utilizes various derivative instruments for hedging purposes and other than hedging purposes such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts in which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Company controls the credit risk of its derivative financial instruments agreements through credit approvals, limits and monitoring procedures. The Company enters into interest-rate swap contracts in managing its interest rate exposure. Interest-rate swap contracts generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Interest rate swaps are the most common type of derivative contract that the Company utilizes. Situations in which the Company utilizes interest rate swaps are: a) to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, and b) to convert its variable rate -term notes and FHLB advances (liabilities) to a fixed rate. By entering into the swap, the principal amount of the hedged item would remain unchanged but the interest payment streams would change.

     Interest-rate swap contracts used to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, mature between ten to twenty years with a right by the counterparty to call after the first anniversary. The Company has an identical right to call the certificates of deposit.

     In addition, the Company offers its customers certificates of deposit which contain an embedded derivative tied to the performance of Standard & Poor’s 500 Composite Stock Index that must be bifurcated from the host deposit and recognized in the statement of financial condition in accordance with SFAS No. 133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decrease, the depositor receives the principal without any interest. The Company uses interest rate swap and option agreements with major broker dealer companies to manage its exposure to the stock market. Under the terms of the swap agreements, the Company will receive the average increase in the month – end value of the index in exchange for a quarterly fixed interest cost. Under the option agreements, the Company also will receive the average increase in the month-end value of the index but in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative instrument of the certificates of deposit and the interest rate swap and option agreements do not qualify for hedge accounting, these derivative instruments are marked to market through earnings.

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

     Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

     See Note 18 to the consolidated financial statements for a detail of derivative transactions.

     Other off-balance-sheet instruments — In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, commitments to purchased mortgage loans and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Bank periodically evaluates the credit risks inherent in these commitments, and letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the years ended December 31, 2002 and 2001, the Bank did not record any loss allowances in connection with risks involved in other off-balance sheet instruments. At December 31, 2002 and 2001, there were no additional off-balance sheet instruments other than those mentioned above.

YIELDS EARNED AND RATES PAID

     The net income of the Bank depends primarily upon the difference or spread between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income for the year ended December 31, 2002, was $166.3 million, an increase of $41.3 million, or 32.99%, from $125.1 million for the same period of last year. The increase in 2002 was the result of increases in most of the components of interest income, but principally from interest income from loans, investment securities and mortgage and asset backed securities, which was partially offset by increases in interest expense, primarily on deposits and securities sold under agreements to repurchase. For the year ended December 31, 2001, non interest income reached $125.1 million, compared to $98.5 million reported in 2000, an increase of $26.6 million or 27.04%. The increase in 2001 was the result of increases in all components of interest income, but principally from interest income from loans, investment securities and mortgage and other asset-backed securities, which was partially offset by increases in interest expense, principally on deposits and reverse repurchase agreements.

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as in a normal and tax equivalent basis. Average balances are daily average balances. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated stockholders’ equity.

	YEAR ENDED DECEMBER 31,

	2002			2001			2000

		Average	Average		Average	Average		Average	Average
	Interest	balance(1)	Yield/Rate	Interest	balance(1)	Yield/Rate	Interest	balance(1)	Yield/Rate

	(Dollars in Thousands)
Normal Spread:
Interest-earning assets:
Loans, including loan fees (2)	$220,676	$3,315,514	6.66%	$207,385	$2,534,486	8.18%	$183,497	$2,023,169	9.07%
Mortgage and asset-backed securities (3)	44,848	859,991	5.21%	28,273	411,922	6.86%	12,387	142,911	8.67%
Investment securities (4)	112,759	2,600,210	4.34%	98,946	1,606,744	6.16%	84,532	1,253,011	6.75%
Money market instruments	7,451	314,633	2.37%	8,731	203,081	4.30%	10,171	160,224	6.35%

Total	385,734	7,090,348	5.44%	343,335	4,756,233	7.22%	290,587	3,579,315	8.12%

Interest-bearing liabilities:
Deposits	114,374	3,690,242	3.10%	129,676	2,847,236	4.55%	127,640	2,388,929	5.34%
Securities sold under agreements to repurchase	98,233	2,815,608	3.49%	79,882	1,484,639	5.38%	53,968	847,028	6.37%
Term notes	604	15,469	3.90%	2,114	47,798	4.42%	3,609	74,863	4.82%
Advances from FHLB	6,202	120,008	5.17%	6,597	120,000	5.50%	6,920	106,715	6.48%

Total	219,413	6,641,327	3.30%	218,269	4,499,673	4.85%	192,137	3,417,535	5.62%

Net interest income	$166,321			$125,066			$98,450

Interest rate spread			2.14%			2.37%			2.50%

Net interest-earning assets		$449,021			$256,560			$161,780

Net yield on interest-earning assets (5)			2.35%			2.63%			2.75%

Interest-earning assets to interest-bearing liabilities ratio		106.76%			105.70%			104.73%

	2002			2001			2000

		Average	Average		Average	Average		Average	Average
	Interest	balance(1)	Yield/Rate	Interest	balance(1)	Yield/Rate	Interest	balance(1)	Yield/Rate

	(Dollars in Thousands)
Tax Equivalent Spread:
Interest-earning assets	$385,734	$7,090,348	5.44%	$343,335	$4,756,233	7.22%	$290,587	$3,579,315	8.12%
Tax equivalent adjustment	23,704	—	0.33%	19,053	—	0.40%	13,843	—	0.39%

Interest-earning assets — tax equivalent	409,438	7,090,348	5.77%	362,388	4,756,233	7.62%	304,430	3,579,315	8.51%

Interest-bearing liabilities	219,413	$6,641,327	3.30%	218,269	$4,499,673	4.85%	192,137	$3,417,535	5.62%

Net interest income	$190,025			$144,119			$112,293

Interest rate spread			2.47%			2.77%			2.89%

Net yield on interest-earning assets (5)			2.68%			3.03%			3.14%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Includes loans held for sale. Average loans exclude non-performing loans. Loans fees amounted to $5.6 million; $4.6 million and $3.5 million as of December 31, 2002, 2001 and 2000, respectively. (3) Includes mortgage-backed securities held to maturity, available for sale and for trading purposes.

(4)	Includes trading account securities and investments available for sale.

(5)	Net interest income divided by average interest-earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.

	Year ended December 31,

	2002 vs. 2001			2001 vs. 2000

	Volume	Rate	Total	Volume	Rate	Total

	(In thousands)
Interest income:
Loans (1)	$33,687	$(20,397)	$13,290	$38,974	$(15,086)	$23,888
Mortgage and asset-backed securities (2)	21,273	(4,698)	16,575	17,861	(1,975)	15,886
Investment securities (3)	26,483	(12,670)	13,813	20,854	(6,440)	14,414
Money market instruments	3,611	(4,891)	(1,280)	2,323	(3,763)	(1,440)

Total increase (decrease) in interest income	85,054	(42,656)	42,398	80,012	(27,264)	52,748

Interest expense:
Deposits	193,545	(208,847)	(15,302)	8,824	(6,788)	2,036
Securities sold under agreements to repurchase	30,191	(11,840)	18,351	32,662	(6,748)	25,914
Term notes	(1,227)	(283)	(1,510)	(1,165)	(330)	(1,495)
Advances from FHLB	—	(395)	(395)	1,450	(1,773)	(323)

Total increase (decrease) in interest expense	222,509	(221,365)	1,144	41,771	(15,639)	26,132

Increase (decrease) in net interest income	$(137,455)	$178,709	$41,254	$38,241	$(11,625)	$26,616

(1)	Includes mortgage loans held for sale.

(2)	Includes mortgage-backed securities available for sale and trading securities.

(3)	Includes investments available for sale.

     The following table sets forth, for the periods indicated, certain ratios reflecting the productivity and profitability of the Company:

	YEAR ENDED DECEMBER 31, (1)

	2002	2001	2000

Return on total assets (2)	1.22%	1.22%	1.17%
Return on common stockholders’ equity (3)	25.39	27.49	24.75
Dividend payout ratio to common stockholders (4)	19.46	19.99	21.42
Equity-to-asset ratio (5)	7.13	6.29	6.21

(1)	Averages computed by using beginning and end of year balances.

(2)	Net income divided by average total assets.

(3)	Net income attributable to common stockholders divided by average common stockholders’ equity.

(4)	Common stockholders’ dividend declared divided by net income attributable to common stockholders.

(5)	Average net worth divided by average total assets.

MARKET AREA AND COMPETITION

     The Company operates through 50 full service branch offices throughout Puerto Rico, primarily in the western and southwestern regions of the island. In recent years, the Company has expanded into the San Juan metropolitan area, where it now has 11 branches. In addition, the Company has five branches in northeastern Puerto Rico. As of December 31, 2002, the Company was the third largest locally controlled banking company headquartered in Puerto Rico, based on total assets.

     The Company competes mainly with other commercial banks in attracting and retaining deposits and in making real estate and commercial loans. At year end 2002, there were approximately 11 other banks, including affiliates of banks headquartered in the United States, Canada and Spain, operating branches in Puerto Rico.

     The banking business is highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to compete in its market area as well as to a significant extent upon general economic conditions in the island of Puerto Rico. The Company competes with other commercial and non-commercial banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers.

     EMPLOYEES

     At December 31, 2002, the Company had 1,031 full-time employees, including its executive officers; and seven (7) part time employees. The Company considers its employees relations to be excellent.

REGULATION

     The Company is a financial holding company subject to the regulation, supervision, and examination of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is required to file periodic reports and other information with the Federal Reserve Board and the Federal Reserve Board may conduct examinations of the Company. The Bank is subject to the regulation, supervision and examination of the FDIC and the Puerto Rico Commissioner of Financial Institutions (the “Puerto Rico Commissioner”) and, as to certain matters, the Federal Reserve Board. Westernbank Insurance Corp. is subject to the regulation, supervision, and examination of the Office of the Commissioner of Insurance of Puerto Rico.

     FEDERAL REGULATION. The Company is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a ratio of Tier 1 capital to total average assets of 4.0% to 5.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The Federal Reserve Board’s capital adequacy guidelines also require bank holding companies to maintain and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. As of December 31, 2002, the Company’s ratio of Tier 1 capital to total average assets was 7.21%, its ratio of Tier 1 capital to risk-weighted assets was 12.93%, and its ratio of qualifying total capital to risk-weighted assets was 13.83%.

     Under the guidelines for qualifying total capital, at least half of the total capital is to be comprised of common equity, retained earnings, minority interest in unconsolidated subsidiaries, non-cumulative perpetual preferred stock and the disallowed portion of deferred tax assets (“Tier 1 Capital”). The remainder may consist of a limited amount of subordinated debt, other preferred stock and a limited amount of loan and lease loss reserves (“Tier 2 Capital”). With respect to risk-based and leverage capital ratios, most intangibles, including core deposit intangibles, are deducted from Tier 1 Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to originated and purchased mortgage servicing rights and purchased credit card relationships and include a “grandfathered” provision permitting inclusion of certain existing intangibles.

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDICIA and the regulations issued thereunder established five capital tiers: (i) “well capitalized”, if a depository institution has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized”, if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized”, if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized”, if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized”, if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the first four categories. As of March 31, 2002, the company and the Bank are deemed to be “well-capitalized” institutions.

     The FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from corresponding banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator.

     Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 2002, the Company and Westernbank were in compliance with all capital requirements. For more information, refer to “Capital Requirements” on page 27 in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) of the Company Annual Report to Stockholders for the year ended December 31, 2002, which are included herein by reference.

     DIVIDEND RESTRICTIONS. The principal source of funds of the Company is dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act, the Federal Deposit Insurance Act (“FDIA”) and FDIC regulations. In general terms, the Puerto Rico Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Puerto Rico Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

     The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA.

     ACQUISITIONS AND CHANGE OF CONTROL. Federal Reserve Board approval is required if the Company seeks to acquire direct or indirect ownership or control of any voting shares of a bank if, after such acquisition, the Company would own or control directly or indirectly more than 5% of the voting stock of the bank. Federal Reserve Board approval also must be obtained if the Company seeks to acquire all or substantially all of the assets of a bank or merges or consolidates with another bank holding company.

     The Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove any purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, order or directive of the Federal Reserve Board, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues. Notwithstanding the foregoing, any redemption of the Company’s preferred stocks will require the prior approval of the Federal Reserve Board.

     PUERTO RICO BANKING LAW. Westernbank is a bank chartered under the Puerto Rico Banking Act. Westernbank must file reports with the Puerto Rico Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Puerto Rico Commissioner and the FDIC conduct periodic examinations to assess Westernbank’s compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

     Westernbank derives its lending, investment and other powers primarily from the applicable provisions of the Puerto Rico Banking Act and the regulations adopted thereunder. That law governs the responsibilities of directors, officers and stockholders, and the corporate powers, savings, lending, capital and investment requirements and other activities of Westernbank. The Puerto Rico Commissioner has extensive rulemaking power and administrative discretion under the Puerto Rico Banking Act, and generally examines Westernbank on an annual basis.

     The Puerto Rico Banking Act requires that at least 10% of the yearly net income of Westernbank be credited annually to a reserve fund. This must be done every year until the reserve fund is equal to the total paid-in capital for common stock and preferred stock. At December 31, 2002, Westernbank had an adequate reserve fund established. The Puerto Rico Banking Act also provides that when the expenditures of a bank are greater than the receipts, the excess is charged against the undistributed profits of the bank, and the balance, if any, is charged against and reduces the reserve fund. If there is no reserve fund sufficient to cover the entire amount, the excess amount is charged against the capital account and no dividend can be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital.

     Under the Puerto Rico Banking Act, Westernbank must maintain a legal reserve in an amount equal to at least 20% of Westernbank’s demand liabilities, except certain government deposits. At December 31, 2002, Westernbank had a legal reserve of 188.46%.

     The Puerto Rico Regulatory Financial Board (the “Financial Board”) which is part of the Office of the Puerto Rico Commissioner has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth of Puerto Rico. In February 1992 and again in November 1997, the Financial Board approved regulations which provide that the applicable interest rate on loans to individuals and an unincorporated business is to be determined by free competition. The Financial Board also has authority to regulate the maximum finance charges on retail installment sales contracts, including credit card purchases, which are currently set at 21%. There is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances, and insurance premiums.

     Under Puerto Rico law, no person or company may acquire direct or indirect control of a holding company without first obtaining the prior approval of the Puerto Rico Commissioner. Control is defined to mean the power, directly or indirectly, to direct or decisively influence the management or the operations of the holding company. Control is presumed to exist if a person or entity, or group acting in concert, would become the owner, directly or indirectly, of more than 5% of the voting stock of the holding company as a result of the transfer of voting stock, and such person, entity or group did not own more than 5% of the voting stock prior to the transfer.

     DEPOSIT INSURANCE. Westernbank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of three supervisory subgroups. Group “A” institutions are financially sound institutions with only a few minor weaknesses; Group “B” institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group “C” institutions are institutions with respect to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

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

     Westernbank is also subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. Westernbank is subject to separate assessments to repay bonds (“FICO bonds”) issued in the late 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The assessment for the payments on the FICO bonds for the quarter beginning on

January 1, 2003 is 1.68 basis points for BIF-assessable and SAIF-assessable deposits. Most of Westernbank’s deposits are presently insured by SAIF.

     BROKERED DEPOSITS. FDIC regulations govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. However, a bank that is adequately capitalized may not pay an interest rate more than 75 basis points over prevailing rates under any circumstances. The Company does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Westernbank.

     SAFETY AND SOUNDNESS STANDARDS. Section 39 of the FDIA requires each federal banking agency to prescribe for all insured depository institutions that it regulates standards relating to internal control, information systems and internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency also is required to adopt standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation, benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution or holding company fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until it is corrected, may impose other restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.

     ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. State banks are limited in their investments and activities engaged in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the FDIA or the FDIC determines that such activity or investment would pose no significant risk to the SAIF and BIF. The FDIC has by regulation determined that certain real estate investment activities do not present a significant risk to the SAIF and BIF, provided they are conducted in accordance with the regulations. Provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), permit national banks to establish financial subsidiaries that may engage in the activities permissible for financial holding companies, other than insurance underwriting, merchant banking and real estate development and investment activities. In order to exercise this authority, a bank and its depository institution affiliates must be well- capitalized, well-managed and have CRA ratings of at least “satisfactory.” For a state bank, such activities also must be permissible under relevant state law.

     TRANSACTIONS WITH AFFILIATES AND INSIDERS OF WESTERNBANK. Transactions between Westernbank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, sections 23A and 23B (1) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies.

     On October 31, 2002, the Federal Reserve Bank Board adopted a new regulation, Regulation W, effective March 1, 2003, that comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach Bliley Act (“GLB Act”).

     Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank and certain of their related interests (“insiders”) and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior board of director’s approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

     COMMUNITY REINVESTMENT. Under the Community Reinvestment Act (“CRA”), as implemented by federal regulations, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The FDIC rated the Company as having a “satisfactory record of meeting community credit needs” under the CRA at its most recent examination for CRA performance.

     FEDERAL HOME LOAN BANK SYSTEM. Westernbank is a member of the Federal Home Loan Bank System. The System consists of 12 regional Federal Home Loan Banks (“FHLBs”), with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLB provides a central credit facility primarily for member institutions. Westernbank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of: 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year; 5% of its FHLB advances outstanding; or 0.3% of total its assets. At December 31, 2002, the Bank held $43.3 million in capital stock of the FHLB of New York.

     Advances from a FHLB are secured by a member’s shares of stock in the institution, certain type of mortgages and other assets, including investment securities. Interest rates charged for advances vary depending upon maturity and the cost of funds to the FHLB. As of December 31, 2002, Westernbank had $120.0 million in outstanding advances and $692.5 million in securities sold under agreements to repurchase from the FHLB of New York.

     INTERNATIONAL BANKING ENTITY ACT. The business and operations of Westernbank International Banking Entity are subject to supervision and regulation by the Puerto Rico Commissioner. Under the International Banking Entity Act (“IBE Act”), no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an international banking entity (an “IBE”) may be initiated without the prior approval of the Puerto Rico Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the Puerto Rico Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial securities.

     Pursuant to the IBE Act and the IBE Regulations, the Westernbank IBE must maintain books and records of all its transactions in the ordinary course of business. The Westernbank IBE also is required thereunder to submit to the Puerto Rico Commissioner quarterly and annual reports of its financial condition and results of operations, including annual audited financial statements.

     The IBE Act empowers the Puerto Rico Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the Puerto Rico Commissioner finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

     PRIVACY. Under the GLB Act, all financial institutions, including the Company, the Bank, Westernbank Insurance Corp., are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Company and its subsidiaries have developed such policies and procedures, and the Company believes these policies and procedures are in compliance with all privacy provisions of the GLB Act.

     ANTI-MONEY LAUNDERING. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. The Company and its subsidiaries, including the Bank, have adopted systems and procedures to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.

     CORPORATE GOVERNANCE. The Sarbanes-Oxley Act, signed into law July 30, 2002 (“SOA”), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. Provisions of SOA become effective from within 30 days to one year from enactment. Effective August 29, 2002, the chief executive officer and the chief financial officer of the Company are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The Securities and Exchange Commission has been delegated responsibility to enact rules to implement this and other provisions of SOA.

CAPITAL, DIVIDENDS, STOCK SPLIT AND OPTION PLANS

     Total stockholders’ equity as a measure of capital increased by approximately $196.8 million in 2002 and 137.3 million in 2001.

     In June 1998, Westernbank issued 1,219,000 shares of 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A, with a liquidation preference of $25.00 per share. Proceeds from the issuance of preferred stock amounted to $29.1 million, net of $1.3 million of issuance costs. Each share is convertible, at the holder’s option, at any time on or after the 90th date following the issue date, into .995 shares of the Company’s common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $25.125 per share of common stock.

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

     On June 17, 2002, the Company declared a three-for-two split, for all stockholders of record as of June 28, 2002, distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $20.8 million.

     During 2002 the Company issued 6,095,000 and 1,725,000 shares of the Company’s Common Stock and Series E Preferred Stock, respectively, providing a net capital infusion of $98.0 million and $41.5 million, respectively.

     The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the twelve month period beginning July 1 for 1998 Series A, May 28 for 1999 Series B, March 30 for the 2001 Series C, August 1 for the 2001 Series D and October 31 for 2002 Series E of the years indicated below, plus accrued and unpaid dividends, if any, for the current period to the date of redemption:

	Redemption Price per Share

Year	Series A	Series B	Series C	Series D	Series E

2003	25.75	—	—	—
2004	25.50	$26.00	—	—
2005	25.25	25.50	—	—
2006	25.00	25.00	$25.50	$25.50
2007	25.00	25.00	25.25	25.25	$25.50
2008	25.00	25.00	25.00	25.00	25.25
2009 and thereafter	25.00	25.00	25.00	25.00	25.00

     Series A, B, C, D and E Preferred Stocks rank senior to the Company’s common stock as to dividends and liquidation rights. Dividends declared on preferred stock for the years ended December 31, 2002 and 2001 amounted to $14.0 million and $10.3 million, respectively.

     During 2002, 2001 and 2000, the Company acquired and retired shares of common stock as follows: $41,000 (1,678 shares) in 2002; $28,000 (1,700 shares) in 2001; and $4,781,000 (498,300 shares) in 2000.

     Total common stock dividends declared in 2002 amounted to $14.0 million compared to $10.4 million in 2001.

     On January 31, 2003, the Board of Directors approved an increase of its annual dividend payments to stockholders in 2003 to $0.27 per share. This represents an increase of 22.73% over the dividends paid the previous year of $0.22 per share (as adjusted).

     On March 7, 2000, the Company’s Board of Directors adopted the policy of paying dividends on a monthly basis. Initial dividend payment under this policy, were applied retroactively for dividends corresponding to the first three-month period ending March 31, 2000. Thereafter, dividends on common stock and preferred stock are being paid on the 15th day of each month for stockholders of record as of the last day of the previous month.

     In June 1999, the Board of Directors approved the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 6,300,000 (as adjusted) shares of common stock can be granted. Also, options for up to 6,300,000 (as adjusted) shares of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. At December 31, 2002 and 2001, the Company had outstanding 3,678,000 and 3,555,000 options (as adjusted), respectively, under the 1999 Qualified Stock Option Plan. These options were granted to various executive officers and employees, which will become fully exercisable after five years following the grant date. During 2002, 2001 and 2000, the Company granted

123,000, 113,000 and 3,442,000 options (as adjusted), respectively, to various executive officers. None of these options were exercised or forfeited in 2002, 2001 and 2000.

     For more information, please refer to Note 17 to the Company’s Consolidated Financial Statements, as incorporated herein by reference.

COMMONWEALTH TAXATION

     GENERAL. Under the Puerto Rico Internal Revenue Code (the “Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, Westernbank and Westernbank Insurance, Corp. (the “Companies”) report their income and expenses based on the accrual basis of accounting and file their Puerto Rico tax returns on a calendar year basis.

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

     The Companies are also subject to an alternative minimum tax (“AMT”) equal to 22% of the alternative minimum taxable income. The alternative minimum taxable income is equal to each company’s taxable income adjusted for certain items. The principal adjustments for determining each company’s alternative minimum taxable income are the following: (i) no deduction may be claimed with respect to the company’s interest expense allocable to interest income derived from tax exempt obligations acquired before January 1, 1988, other than mortgages guaranteed by the government of Puerto Rico, its agencies, instrumentalities and political subdivisions, issued before September 1, 1987; and (ii) the alternative minimum taxable income is increased by 50% of the amount by which the corporation’s book income (adjusted for certain items) exceeds its alternative minimum taxable income without regard to this adjustment.

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

     For the year ended December 31, 2002, the Company had approximately $35.9 million of regular taxable income, on which it was required to pay current income tax of $18.6 million. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company’s effective tax rate is substantially below the statutory rate.

     Any change in these tax laws or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the applicable local legislatures, may have an impact on the Company's effective tax rate.

AVAILABLE INFORMATION

     We make available free of charge, through our investor relations section at our website, http://www.wholding.com, our annual reports on Form 10-K, quarterly reports Form 10-Q and current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

     The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (http://www.sec.gov).

ITEM 2. PROPERTIES

     The Company owns the condominium offices space housing its main offices at 19 West McKinley Street, Mayagüez, Puerto Rico. As of December 31, 2002, Westernbank owned approximately 12 branch premises and other facilities, five (5) lots for future development, and one office building, all of them located in Puerto Rico. In addition, as of such date, Westernbank leased properties for branch operations in approximately 40 locations in Puerto Rico.

     At December 31, 2002, the Company’s future rental commitments under non-cancelable operating leases aggregated $26.1 million, not considering renewal options.

     The principal property owned by Westernbank for banking operations and other services is described below:

•	Westernbank World Plaza – a 23-story office building located at Puerto Rico’s main business district and which serves as Westernbank San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. The book value of this at December 31, 2002, was $40.4 million.

     The Company’s investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2002, was $79.7 million. The combined net book value of the Company’s main offices as of December 31, 2002 was $878,000.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings other than ordinary routine legal proceedings incidental to the business of the Company to which the Company or any of its subsidiaries is the subject or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the range of high and low closing sale prices of the Company’s common stock, as quoted in the NYSE system, at the end of each quarter for 2002 and 2001. The prices reflect interdealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions:

Quarter Ended	High(1)(2)	Low(1)(2)
December 2002	$18.28	$15.14
September 2002	19.25	13.94
June 2002	16.13	11.83
March 2002	12.00	10.67

December 2001	$10.89	$9.17
September 2001	11.28	7.99
June 2001	8.67	7.30
March 2001	8.67	7.00

     As of February 28, 2003, the Company had 642 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Company’s Common Stock on such date, as quoted on NYSE was $16.4 1 per share.

     On June 17, 2002, the Company declared a three-for-two stock split, for all stockholders of record as of June 28, 2002, distributed on July 10, 2002. As a result, 20,748,322 shares of common stock were distributed on July 10, 2002.

     The Company’s cash dividends corresponding to 2002 and 2001 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE(1) (2)

YEAR 2002

January 31, 2002	February 15, 2002	$0.01778
February 28, 2002	March 15, 2002	0.01778
March 31, 2002	April 15, 2002	0.01778
April 30, 2002	May 15, 2002	0.01778
May 31, 2002	June 15, 2002	0.01778
June 30, 2002	July 15, 2002	0.01778
July 31, 2002	August 15, 2002	0.01834
August 31, 2002	September 15, 2002	0.01834
September 30, 2002	October 15, 2002	0.01834
October 31, 2002	November 15, 2002	0.01834
November 30, 2002	December 13, 2002	0.01834
December 31, 2002	January 15, 2003	0.01834

Total		$0.22000

YEAR 2001

January 31, 2001	February 15, 2001	$0.01386
February 29, 2001	March 15, 2001	0.01386
March 31, 2001	April 15, 2001	0.01393
April 30, 2001	May 15, 2001	0.01386
May 31, 2001	June 15, 2001	0.01386
June 30, 2001	July 15, 2001	0.01393
July 31, 2001	August 15, 2001	0.01386
August 31, 2001	September 15, 2001	0.01386
September 30, 2001	October 15, 2001	0.01393
October 31, 2001	November 15, 2001	0.01386
November 30, 2001	December 15, 2001	0.01386
December 31, 2001	January 15, 2002	0.01393

Total		$0.16666

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002.

(2)	Dividend amounts in the table are rounded.

     Information concerning legal or regulatory restrictions on the payment of dividends by the Company and Westernbank is contained under the caption “Dividend Restrictions” in Item 1 herein.

     The Puerto Rico Internal Revenue Code of 1994, as amended, generally imposes a withholding tax on the amount of any dividends paid by Puerto Rico corporations to individuals, whether residents of Puerto Rico or not, trusts, estates, and special partnerships at a special 10% withholding tax rate. Dividends distributed by Puerto Rico corporations to foreign corporations or partnerships not engaged in trade or business in Puerto Rico are also generally subject to withholding tax at a 10% rate. Prior to the first dividend distribution for the taxable year, such shareholders may elect to be taxed on the dividends at the regular rates, in which case the special 10% tax will not be withheld from such year’s distributions.

     United States citizens who are non-residents of Puerto Rico will not be subject to Puerto Rico tax on dividends if said individual’s gross income from sources within Puerto Rico during the taxable year does not exceed $1,300 if single, or $3,000 if married, and form AS 2732 of the Puerto Rico Treasury Department “Withholding Tax Exemption Certificate for the Purpose of Section 1147” is filed with the withholding agent. U.S. income tax law permits a credit against the U.S. income tax liability, subject to certain limitations, for certain foreign income taxes paid or deemed paid with respect to such dividends.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

     The information required by this item is incorporated herein by reference from the Company’s 2002 Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the MD&A section of the Company’s 2002 Annual Report, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information regarding the market risk of the Company appears in the MD&A of the Company’s 2002 Annual Report, under caption “Market Risk”, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears in the Consolidated Financial Statements in the Company’s 2002 Annual Report, and is incorporated herein by reference. Item 14. “Exhibits, Financial Statements Schedules, and Reports on Form 8-K” of this Form 10-K sets forth the listing of all reports required by this item and included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein with respect to directors is incorporated herein by reference from the definitive proxy statement for the Company’s annual meeting of stockholders to be held on May 15, 2003 (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2002 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Except for the table below, the information required herein is incorporated by reference from the Proxy Statement.

Equity Compensation Plan Information

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity compensation
	exercise of	exercise price of	plans (excluding securities
	outstanding options	outstanding options	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,400,000	$6.69	4,900,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,400,000	$6.69	4,900,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference from the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

     (a)  The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiary required to be included in the Company’s Exchange Act filings.

     (b)  There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

•	Report of Independent Accountants

•	Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2002

•	Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income for each of the three years in the period ended December 31, 2002

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

•	Notes to Consolidated Financial Statements

(2)	Not applicable.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT
NO.	EXHIBIT

3.1	Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975)
3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, Filed on November 29, 2001
4.1	Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-76975)
4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on March 30, 2001)
4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on August 1, 2001)
4.4	Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed on October 31, 2002)
10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 No. 333-76975)
10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 333-76975)
10.3	Employment agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera.
10.4	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vazquez (incorporated by reference herein to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).
10.5	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).
10.6	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andres Morgado.
10.7	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal.
10.8	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Hernandez.
10.9	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Dominguez.
10.10	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado.
21.1	Subsidiaries of the Registrant
23.1	Independent Auditors’ Consent

(b)	Reports Form 8-K.

During the last quarter of the period covered by this report, the Company filed a Current Report on Form 8-K on October 31, 2002 to file certain documents related to the Company’s issuance of its 6.875% Noncumulative, Monthly Income Preferred Stock, 2002 Series E ($1.00 par value per share).

(c)	See (a) (3) above for all exhibits filed herewith and the Exhibit Index.

(d)	Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W Holding Company, Inc.

By:	/s/ FRANK C. STIPES	Date: March 28, 2003

Frank C. Stipes, Chairman of the Board, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANK C. STIPES Frank C. Stipes, Chairman of the Board, Chief Executive Officer and President	Date: March 28, 2003

/s/ CESAR A. RUIZ Cesar A. Ruiz, Director	Date: March 28, 2003

/s/ PEDRO R. DOMINGUEZ Pedro R. Dominguez, Director	Date: March 28, 2003

/s/ CORNELIUS TAMBOER Cornelius Tamboer, Director	Date: March 28, 2003

/s/ FREDESWINDA G. FRONTERA Fredeswinda G. Frontera, Directress	Date: March 28, 2003

/s/ FREDDY MALDONADO Freddy Maldonado Chief Financial Officer and Vice President of Finance and Investment	Date: March 28, 2003

CERTIFICATIONS

I, Frank C. Stipes, certify that:

1.     I have reviewed this annual report on Form 10-K of W Holding Company, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ Frank C. Stipes

Chief Executive Officer

I, Freddy Maldonado, certify that:

1.     I have reviewed this annual report on Form 10-K of W Holding Company, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ Freddy Maldonado

Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	EXHIBIT

3.1	Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975)
3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, Filed on November 29, 2001
4.1	Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-76975)
4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on March 30, 2001)
4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on August 1, 2001)
4.4	Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed on October 31, 2002)
10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 No. 333-76975)
10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 333-76975)
10.3	Employment agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera.
10.4	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vazquez (incorporated by reference herein to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).
10.5	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).
10.6	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andres Morgado.
10.7	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal.
10.8	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Hernandez.
10.9	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Dominguez.
10.10	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado.
21.1	Subsidiaries of the Registrant
23.1	Independent Auditors’ Consent