Form 10-K/A
period 2002-12-31
W HOLDING CO INC
filed 2003-05-13
CIK 1084887

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Items 1, 7, 8 and 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 are hereby amended by deleting the Item in its entirety and replacing it with the Item attached hereto and filed herewith.

Any items in the Company’s Annual report on Form 10-K not expressly changed hereby shall be as set forth in the original filing.

PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-23.1 INDEPENDENT AUDITORS' CONSENT
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF THE CFO

FORWARD-LOOKING STATEMENTS

     Some information contained or incorporated by reference in this Form 10-K/A constitutes “forward-looking statements.” Such information can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “intend,” “continue,” or “believe” or the negatives or other variations of these terms or comparable terminology. Forward-looking statements with respect to future financial conditions, results of operations and businesses of the Company are always subject to various risk and market factors out of management’s control which could cause future results to differ materially from current management expectations or estimates and as such should be understood. Such factors include particularly, but are not limited; to the possibility of prolonged adverse economic conditions or that an adverse interest rate environment could develop.

PART I

ITEM 1. BUSINESS

GENERAL

     W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly owned subsidiaries, Westernbank Puerto Rico (“Westernbank”) and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term, fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent offering property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at December 31, 2002 and 2001 and for the years then ended were not significant.

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

     Commercial lending, including commercial real estate and asset-based lending, unsecured business lending and construction lending, generally carry a greater credit risk than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico.

     The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the Bank’s division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance, Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico, and the transactions of the parent company only, which mainly consists of other income related to the equity in the net income of its two subsidiaries. Separate condensed financial information of the Parent Company is provided in Note 22 of the Audited Consolidated Financial Statements.

     The traditional banking operations of Westernbank Puerto Rico include retail operations, such as branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations) and deposits products. Consumer loans include loans such as personal, collateralized personal loans, credit cards, and small loans. Commercial products consist of commercial loans including commercial real estate, unsecured commercial and construction loans.

     Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2002, 2001, and 2000 and for the years then ended, substantially all of Westernbank International’s business activities have consisted of investment in securities and purchasing of loans. Note 21 to the Audited Consolidated Financial Statements present further information about the Company’s business segments.

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

As of December 31, 2002 and 2001, management concluded that there was no other than temporary impairment on its investment securities portfolio.

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

     Other off-balance-sheet instruments — In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, commitments to purchased mortgage loans and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Bank periodically evaluates the credit risks inherent in these commitments, and letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the years ended December 31, 2002 and 2001, the Bank did not record any loss allowances in connection with risks involved in other off-balance sheet instruments. At December 31, 2002 and 2001, there were no additional off-balance sheet instruments other than those mentioned above.

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

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing elsewhere in this Annual Report.

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

OVERVIEW

     Total assets at December 31, 2002, 2001 and 2000, were $8.21 billion, $5.89 billion, and $4.26 billion, respectively. This growth was driven by strong increases in the Company’s loan and investment portfolios. The investment portfolios increased $1.30 billion, from $2.88 billion in 2001 to $4.18 billion in 2002. The investment portfolio was $1.90 billion at December 31, 2000. Loans receivable net, including mortgage loans held for sale, grew by $918.1 million for the year ended December 31, 2002, when compared to the previous year, resulting from the Company’s continued strategy of growing its loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolios. Loans receivable net, including mortgage loans held for sale, were $2.21 billion at December 31, 2000. Total deposits (excluding accrued interest payable) reached $4.27 billion at December 31, 2002, from $3.21 billion at December 31, 2001, and $2.61 billion at year end 2000.

     Net income was $86.0 million, $62.2 million and $44.6 million and earnings per basic common share was $1.12 ($1.11 on a diluted basis), $.83 (split adjusted), and $.62 (split adjusted) for the years 2002, 2001 and 2000, respectively. This increase in net income was primarily the result of strong loan and investments securities growth, maintaining strong asset quality and expense control and resulting in returns on average assets (“ROA”) of 1.22%, 1.22% and 1.17% and returns on average common stockholders’ equity (“ROCE”) of 25.39%, 27.49%, and 24.75% for the years ended 2002, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME

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

     The main objective of the Company’s asset-liability management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. The Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities. Therefore, management has followed a conservative practice inclined towards the preservation of capital with adequate returns. The Company’s Investment Committee, which includes the entire Board of Directors and senior management, is responsible for the asset-liability management oversight. The Investment Department is responsible for implementing the policies established by the Investment Committee.

     2002 VERSUS 2001. Net interest income for the year ended December 31, 2002, was $166.3 million, an increase of $41.3 million, or 32.99%, from $125.1 million for the same period of last year. The increase in 2002 was the result of increases in most of the components of interest income, but principally from interest income from loans, investments securities and mortgage and asset backed securities, which was partially offset by increases in interest expense, primarily on deposits and securities sold under agreements to repurchase.

     Average interest-earning assets for the year ended 2002 increased by $2.33 billion, compared with the same period in previous year, primarily driven by a rise in the average loan portfolio of $781.0 million, particularly a very diversified growth from all lines of loans and an increase of $1.55 billion in the average investment portfolio, mainly

U.S. Government and agencies obligations and mortgage-backed securities. Notwithstanding, average yields decreased from 7.22% in year 2001 to 5.44% for the year-ended 2002. The decrease on average yields was primarily due to a drop in market interest rates affecting our loan repricing, primarily our commercial loans portfolio with floating rates and reinvestment rates on matured, called and purchased securities.

     The impact of the strong growth in average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities of $2.14 billion or 47.60% for the year 2002 when compared to 2001. In order to offset such increase, the Company managed its liability costs carefully, decreasing the overall cost of rates paid from 4.85% in 2001 to 3.30% in 2002, while continuing to offer competitive rates. Interest-bearing deposits grew in average by $843.0 million during the year 2002, when compared to the previous year, while other borrowings in average (mainly securities sold under agreements to repurchase) increased by $1.30 billion for the same period.

     The Company’s net yield on interest-earning assets decreased 28 basis points in 2002 to 2.35%, due to the industry wide interest margin compression pressures.

     2001 VERSUS 2000. Net interest income for the year ended December 31, 2001, reached $125.1 million, compared to $98.5 million reported in 2000, an increase of $26.6 million or 27.04%. The increase in 2001 was the result of increases in all components of interest income, but principally from interest income from loans, investment securities and mortgage and other asset-backed securities, which was partially offset by increases in interest expense, principally on deposits and reverse repurchase agreements.

     Average interest-earning assets increased $1.18 billion or 32.88% from 2000 to 2001. Such increase was primarily due to an increase of $695.7 million in the average investment and mortgage-backed securities, followed by an increase of $511.3 million in the average loan portfolio, which is the higher yielding category of interest-earning assets.

     The increase in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities of $1.08 billion or 31.66% experienced in 2001, when compared to December 31, 2000. The increase in average interest-bearing liabilities is mainly related to a significant increase of $637.6 million in securities sold under agreements to repurchase followed by an increase of $458.3 million in average deposits.

     The Company’s net yield on interest-earning assets decreased slightly 12 basis points in 2001 to 2.63%.

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

	YEAR ENDED DECEMBER 31,

	2002			2001			2000

		AVERAGE	AVERAGE		AVERAGE	AVERAGE		AVERAGE	AVERAGE
	INTEREST	BALANCE (1)	YIELD/RATE	INTEREST	BALANCE (1)	YIELD/RATE	INTEREST	BALANCE (1)	YIELD/RATE

	(DOLLARS IN THOUSANDS)
Normal Spread:
Interest-earning assets:
Loans, including loan fees (2)	$220,676	$3,315,514	6.66%	$207,385	$2,534,486	8.18%	$183,497	$2,023,169	9.07%
Mortgage and asset-backed securities (3)	44,848	859,991	5.21%	28,273	411,922	6.86%	12,387	142,911	8.67%
Investment securities (4)	112,759	2,600,210	4.34%	98,946	1,606,744	6.16%	84,532	1,253,011	6.75%
Money market instruments	7,451	314,633	2.37%	8,731	203,081	4.30%	10,171	160,224	6.35%

Total	385,734	7,090,348	5.44%	343,335	4,756,233	7.22%	290,587	3,579,315	8.12%

Interest-bearing liabilities:
Deposits	114,374	3,690,242	3.10%	129,676	2,847,236	4.55%	127,640	2,388,929	5.34%
Securities sold under agreements to repurchase	98,233	2,815,608	3.49%	79,882	1,484,639	5.38%	53,968	847,028	6.37%
Term notes	604	15,469	3.90%	2,114	47,798	4.42%	3,609	74,863	4.82%
Advances from FHLB	6,202	120,008	5.17%	6,597	120,000	5.50%	6,920	106,715	6.48%

Total	219,413	6,641,327	3.30%	218,269	4,499,673	4.85%	192,137	3,417,535	5.62%

Net interest income	$166,321			$125,066			$98,450

Interest rate spread			2.14%			2.37%			2.50%

Net interest-earning assets		$449,021			$256,560			$161,780

Net yield on interest-earning assets (5)			2.35%			2.63%			2.75%

Interest-earning assets to interest-bearing liabilities ratio		106.76%			105.70%			104.73%

	YEAR ENDED DECEMBER 31,

	2002			2001			2000

		AVERAGE	AVERAGE		AVERAGE	AVERAGE		AVERAGE	AVERAGE
	INTEREST	BALANCE (1)	YIELD/RATE	INTEREST	BALANCE (1)	YIELD/RATE	INTEREST	BALANCE (1)	YIELD/RATE

	(DOLLARS IN THOUSANDS)
Tax Equivalent Spread:
Interest-earning assets	$385,734	$7,090,348	5.44%	$343,335	$4,756,233	7.22%	$290,584	$3,579,315	8.12%
Tax equivalent adjustment	23,708	—	0.33%	19,053	—	0.40%	13,843	—	0.39%

Interest-earning assets — tax equivalent	409,438	7,090,348	5.77%	362,388	4,756,233	7.62%	304,430	3,579,315	8.51%

Interest-bearing liabilities	219,413	$6,641,327	3.30%	218,269	$4,499,673	4.85%	192,138	$3,417,535	5.62%

Net interest income	$190,025			$144,119			$112,293

Interest rate spread			2.47%			2.77%			2.89%

Net yield on interest-earning assets (5)			2.68%			3.03%			3.14%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Includes loans held for sale. Average loans exclude non-performing loans. Loans fees amounted to $5.6 million; $4.6 million and $3.5 million as of December 31, 2002, 2001 and 2000, respectively.

(3)	Includes mortgage-backed securities held to maturity, available for sale and for trading purposes.

(4)	Includes trading account securities and investments available for sale.

(5)	Net interest income divided by average interest-earning assets.

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

PROVISION FOR LOAN LOSSES

     The 2002 provision for loan losses was $15.1 million, an increase of $2.8 million from 2001. Net charge-offs during 2002 amounted to $6.3 million, which when subtracted from the provision for loan losses of $15.1 million resulted in a net increase in the allowance for loan losses of $8.8 million. The provision for the year ended 2001 was $12.3 million, an increase of $3.6 million from the year ended December 31, 2000. Net charge-offs during 2001 amounted to $5.7 million, which when subtracted from the provision for loan losses of $12.3 million plus the allowance of $2.9 million on loans purchased, resulted in a net increase in the allowance for loan losses of $9.4 million. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance as its loan portfolio grows and diversifies. See “— Financial Condition — Allowance for Loan Losses” and see Item 1, Business — Allowance for Loan Losses.

     The increase in the provision for loan losses from 2001 to 2002 is primarily attributed to management’s policy of establishing reserves, principally taking into consideration the overall strong growth in the Company’s loan portfolio and particularly those of Westernbank’s newest Divisions: Westernbank Business Credit, a division specializing in asset-based lending; and the Expresso of Westernbank, which specializes in small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000 (see “— Financial Condition — Loans Including Mortgage Loans Held for Sale”). The provision for loan losses for the commercial and the consumer loan portfolios grew by $2.0 million or 24.91% and $3.7 million or 95.15%, from 2001 to 2002, respectively, reflecting primarily the increase in the loan portfolios of Westernbank Business Credit and the Expresso of Westernbank in addition to the strong growth of the Company’s commercial real estate and other consumer loans (principally collateralized by real estate) portfolios. The provision for Westernbank Business Credit division accounted for $1.5 million or 15.00% of the total provision for loan losses in the commercial loan portfolio for the year ended December 31, 2002, while for year 2001 (its first year of operations), it accounted for $208,000 or 2.58% of the total provision for loan losses for the commercial loans portfolio. The Expresso of Westernbank division accounted for $1.5 million or 20.00% of the total provision for loan losses for the consumer loans portfolio for the year ended December 31, 2002, its first year of operation.

     At December 31, 2002, the allowance for loan losses was $47.1 million, or 1.24% of total loans, and 242.80% of total non-performing loans, compared to an allowance for loan losses at December 31, 2001 of $38.4 million, or 1.33% of total loans, and 271.83% of total non-performing loans.

     During 2002, net charge-offs remained relatively stable. Net charge-offs were $6.3 million in 2002 and $5.7 million in 2001, which is an increase of $599,000 or 10.44%. Net charge-offs to average loans improved to .19% in 2002 compared to .23% in 2001. Accounts amounting to $7.9 million were written-off against the allowance for loan losses in 2002, compared to $7.0 million in 2001, an increase of $927,000 or 13.17%. The increase in net charge-offs was primarily attributed to the commercial and consumer loan portfolios. The increase in net charge-offs in the commercial loans portfolio was primarily due to a $505,000 loan charged-off by Westernbank Business Credit Division. This loan was acquired in the purchased loan portfolio from Congress Credit Corporation, a subsidiary of First Union Bank N. A., on June 15, 2001. This loan was fully reserved at the acquisition date. The increase in net charge-offs in the consumer loan portfolio was primarily due to loans charged-off by the Expresso of Westernbank Division amounting to $62,000 for the year ended December 31, 2002. The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $1.6 million in 2002 and $1.3 million in 2001.

OTHER INCOME

     Other operating income, excluding derivative transactions and gains (losses) on sales and valuation of loans, securities and other assets, grew $3.6 million or 19.33%, during the year ended December 31, 2002, when compared to $18.9 million in year 2001, which had increase from $14.4 million during 2000. The increase for years ended December 31, 2002 and 2001 was primarily driven by higher activity associated with service charges on deposit accounts and other fees as a result of the Company’s continued strategy to diversify and increase its fee income. Other factors that contributed to such boost were increases in fees associated to the trust division, insurance commissions earned by Westernbank Insurance Corp., and fees generated by the asset-based lending operation as well as increases in other areas resulting from the Company’s overall growing volume of business.

OPERATING EXPENSES

     Total operating expenses increased $13.6 million or 22.56% and $7.1 million or 13.56% in 2002 and 2001, respectively.

     Salaries and employees’ benefits accounted for the majority of such increase, rising $5.1 million or 22.43% for the year 2002, as compared to the corresponding period in 2001, which also increased $2.8 million or 13.74% from $20.1 million in 2000. Such increases are attributed to the continued expansion of the Company, including increases in personnel, normal salary increases and related employees’ benefits. At December 31, 2002, the Company had 1,031 full-time employees, including its executive officers, an increase of 179 employees or 21.01%, when compared to the prior year. New personnel and additional infrastructure were added to support the continued expansion of the Company, mainly with the inception of Westernbank’s new division, Expresso of Westernbank, which accounted for 130 new employees at December 31, 2002. At December 31, 2000, the Company had 749 full-time employees, including its executive officers increasing to 817 employees by the end of year 2001.

     Other operating expenses, as a group, excluding salaries and employees’ benefits, increased $8.5 million or 22.64%, during the year ended December 31, 2002, when compared to $37.4 million in 2001, which had increased $4.3 million or 13.08% from $33.1 million in 2000, resulting mostly from increases in advertising, occupancy and equipment expenses, and other expenses, mostly associated to the new Expresso Division, launched in July 2002, as well as the inherent costs associated with the additional investment in technology and general infrastructure to sustain and coordinate the Bank’s expansion in all of its business areas during both periods.

     The Company continued its strict cost control measures, maintaining operating expenses at adequate levels, further evidenced by its outstanding and world-class efficiency ratios of 39.15%, 41.97% and 47.14% for the years 2002, 2001 and 2000, respectively. The Company is committed to constantly improve and maintain operating expenses at adequate levels, further improving its lean, effective and highly productive operation.

PROVISION FOR INCOME TAXES

     Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates raging from 20% to 39%. The current provision for estimated Puerto Rico income taxes for the year ended December 31, 2002, amounted to $16.1 million compared to $8.5 million in 2001 and $5.8 million in 2000. Deferred income taxes reflect the impact of credit carryforwards and “temporary differences” between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result, the Company’s effective tax rate is substantially below the statutory rate, being 16.00% for the year ended December 31, 2002, and 12.00% for each of the years ended December 2001 and 2000. The increase in the effective tax rate for year 2002 it’s attributed to higher levels of taxable income resulting from new lines of business commenced in 2001 and 2002.

NET INCOME

     The Company’s net income increased $23.8 million or 38.30% and $17.6 million or 39.40% in 2002 and 2001, respectively. The increase in both years resulted from an increase in net interest income and other income, which was partially offset by increases in total operating expenses and in the provisions for loan losses and income taxes.

FINANCIAL CONDITION

LOANS, INCLUDING MORTGAGE LOANS HELD FOR SALE

     Loans, including mortgage loans held for sale, were $3.76 billion or 45.85% of total assets at December 31, 2002, an increase of $918.1 million, or 32.29% from December 31, 2001. Loans, including mortgage loans held for sale, were $2.84 billion or 48.29% of total assets at December 31, 2001, which increased $635.4 million or 28.77% from $2.21 billion or 51.83% of total assets at December 31, 2000.

     The Company continues to focus on growing its commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolios. As a result, the portfolio of real estate loans secured by first mortgages, including mortgage loans held for sale, increased from $1.76 billion as of December 31, 2000 to $2.09 billion as of December 31, 2001, and to $2.50 billion as of December 31, 2002. Commercial real estate loans secured by first mortgages were $1.46 billion at December 31, 2002, an increase of $344.2 million, or 30.80% from December 31, 2001. Commercial real estate loans secured by first mortgages were $1.12 billion at December 31, 2001, an increase of $230.4 million or 25.97%, from $887.1 million at December 31, 2000. The consumer loans portfolio (including credit cards), commercial loans (not collateralized by real estate) and other loans increased from $483.4 million as of December 31, 2000, to $795.6 million as of December 31, 2001, and to $1.31 billion as of December 31, 2002.

     Westernbank’s commercial real estate and other loans are primarily variable and adjustable rate products. Commercial loan originations come from existing customers as well as through direct solicitation and referrals. Westernbank offers different types of consumer loans, including secured and unsecured products, in order to provide a full range of financial services to its retail customers. In addition, Westernbank offers VISA and Master Card accounts to its customers.

     During the past five years, loans, including mortgage loans held for sale, have grown at an average annualized rate of 36.20%. As of December 31, 2002, commercial loans were 53.88% (78.79% collateralized by real estate and consumer loans were 19.77% (60.23% collateralized by real estate) of the $3.76 billion loan portfolio. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 82% of its loans collateralized by real estate as of December 31, 2002. Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. As of December 31, 2002, Westernbank Business Credit (asset-based) and the Expresso of Westernbank (unsecured consumer lending) divisions loan portfolios amounted to $427.7 million and $117.4 million, respectively. For the year ended December 31, 2002, the average yield on Westernbank Business Credit division asset-based loan portfolio was 5.56%. For the six-months period ended December 31, 2002, the average yield on the Expresso of Westernbank division loan portfolio was 19.40%. The Expresso of Westernbank, Westernbank’s newest division, was created in July 2002.

     The following table sets forth the composition of the Bank’s loans portfolio, including mortgage loans held for sale, by type of loan at the dates indicated.

	DECEMBER 31,

	2002		2001		2000

	AMOUNT	PERCENT	AMOUNT	PERCENT	AMOUNT	PERCENT

	(DOLLARS IN THOUSANDS)
Residential real estate:
Mortgage (1)	$852,249	22.7%	$852,715	30.0%	$785,853	35.5%
Construction	181,266	4.8	117,957	4.2	80,905	3.7
Commercial, industrial and agricultural:
Real estate	1,461,606	38.9	1,115,700	39.2	887,084	40.2
Business and others (2)	570,196	15.2	378,696	13.3	99,483	4.5
Consumer and others (3)	743,600	19.8	416,953	14.7	383,903	17.4

Total loans	3,808,917	101.4	$2,882,021	101.4	$2,237,228	101.3
Allowance for loan losses	(47,114)	(1.4)	(38,364)	(1.4)	(28,928)	(1.3)

Loans — net	$3,761,803	100.0%	$2,843,657	100.00%	$2,208,300	100.00%

	DECEMBER 31,

	1999		1998

	AMOUNT	PERCENT	AMOUNT	PERCENT

	(DOLLARS IN THOUSANDS)
Residential real estate:
Mortgage (1)	$706,792	37.8%	$407,245	29.9%
Construction	101,979	5.5	69,215	5.1
Commercial, industrial and agricultural:
Real estate	677,924	36.2	518,893	38.1
Business and others (2)	79,343	4.3	72,235	5.3
Consumer and others (3)	329,682	17.6	309,509	22.7

Total loans	$1,895,720	101.4	$1,377,097	101.1
Allowance for loan losses	(23,978)	(1.4)	(15,800)	(1.1)

Loan — net	$1,871,742	100.00%	$1,361,297	100.00%

(1)	Includes mortgage loans held for sale amounting to $7.4 million, $5.3 million, $4.6 million, $2.1 million, and $7.3 million for each one of the years presented, respectively.

(2)	Includes $427.7 million and $255.8 million of Westernbank Business Credit division outstanding loans at December 31, 2002 and 2001, respectively.

(3)	Includes $117.4 million of the Expresso of Westernbank division outstanding loans at December 31, 2002.

     Residential real estate mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2002, residential mortgage loans included $17.2 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

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

     The portfolio of Consumer and Other loans at December 31, 2002, consisted of consumer loans of $743.6 million, of which $447.9 million are secured by real estate and $295.7 million are unsecured consumer loans (including $117.4 million of the Expresso of Westernbank division loans portfolio, credit card loans of $56.7 million and loans secured by deposits in the Bank totaling $32.8 million).

     The following table summarizes the contractual maturities of the Bank’s total loans, excluding mortgage loans held for sale, for the periods indicated at December 31, 2002. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		MATURITIES

			AFTER ONE YEAR TO FIVE YEARS		AFTER FIVE YEARS

			(IN THOUSANDS)
	BALANCE
	OUTSTANDING AT		FIXED	VARIABLE	FIXED	VARIABLE
	DECEMBER 31,	ONE YEAR	INTEREST	INTEREST	INTEREST	INTEREST
	2002	OR LESS	RATES	RATES	RATES	RATES

Residential real estate:
Mortgage	$852,249	$2,346	$9,968	$154	$304,682	$535,099
Construction	181,266	93,731	—	87,535	—	—
Commercial, industrial and agricultural:
Real estate	1,461,606	334,822	138,173	103,290	50,502	834,819
Business and others	570,196	519,340	15,993	12,932	2,810	19,121
Consumer and others	743,600	107,136	186,786	—	449,678	—

Total	$3,808,917	$1,057,375	$350,920	$203,911	$807,672	$1,389,039

     The Bank’s loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.

     The Bank originates loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in the Board of Directors approved loan policies. Detailed loan applications are obtained to determine the borrower’s repayment ability. Applications are verified through the use of credit reports, financial statements and other confirmation procedures. Property valuations by Board of Directors approved independent appraisers are required for mortgage loans. The Bank’s Credit Committee approval is required for all residential and commercial real estate loans, and all other commercial loans over $1.0 million. Loans in excess of $1.0 million are also reviewed by the full Board of Directors, including those loans approved by the Credit Committee.

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

     The Bank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten up to forty years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgages are originated with the intent to sell.

     In addition to its residential loan originations, the Bank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. During the year ended December 31, 2002, Westernbank purchased $208.4 million of such loans.

     The Bank originates primarily variable and adjustable rate commercial business and real estate loans. The Bank also makes real estate construction loans subject to firm permanent financing commitments. As of December 31, 2002, the Bank’s commercial loans portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.33% (less than 1%).

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

     In connection with all consumer and second mortgage loans originated, the Bank’s underwriting standards include an evaluation of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2002, the Bank’s consumer loans portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.59% (less than 1%).

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

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	YEAR ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

	(DOLLARS IN THOUSANDS)
Balance, beginning of year	$38,364	$28,928	$23,978	$15,800	$13,201

Loans charged-off:
Consumer loans	4,576	3,840	4,760	5,154	4,090
Commercial, industrial and agricultural loans	3,389	2,970	372	1,913	134
Real estate-mortgage and construction loans	—	228	231	291	—

Total loans charged-off	7,965	7,038	5,363	7,358	4,224

Recoveries of loans previously charged-off:
Consumer loans	858	996	795	1,003	601
Commercial, industrial and agricultural loans	584	133	594	335	42
Real estate-mortgage and construction loans	190	175	224	198	180

Total recoveries of loans previously charged-off	1,632	1,304	1,613	1,536	823

Net loans charged-off	6,333	5,734	3,750	5,822	3,401
Provision for loan losses	15,083	12,278	8,700	14,000	6,000
Allowance acquired on loans purchased	—	2,892	—	—	—

Balance, end of period	$47,114	$38,364	$28,928	$23,978	$15,800

Ratios:
Allowance for loan losses to total end of year loans	1.24%	1.33%	1.29%	1.26%	1.15%
Provision for loan losses to net loans charged-off	238.17%	214.13%	232.00%	240.47%	176.42%
Recoveries of loans to loans charged-off in previous period	23.19%	24.31%	21.92%	36.36%	31.64%
Net loans charged-off to average loans	0.19%	0.23%	0.19%	0.35%	0.32%
Allowance for loans losses to non-performing loans	242.80%	271.83%	298.53%	344.76%	203.03%

     The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the “Loans” table on page 12.

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

     The Bank’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

     The following table presents the carrying value of investments at December 31, 2002 and 2001:

	2002	2001

	(IN THOUSANDS)
Held to maturity :
US Government and agencies obligations	$2,671,344	$1,788,000
Puerto Rico Government and agencies obligations	19,695	22,607
Commercial paper	74,997	59,992
Corporate notes	66,697	66,460
Mortgage and other asset-backed securities	668,324	432,716

Total	3,501,057	2,369,775

Available for sale:
US Government and agencies obligations	—	196,446
Corporate notes	10,381	56,080
Mortgage-backed securities	145,276	29,156
Other investments	5,230	—

Total	160,887	281,682

Trading securities — mortgage-backed securities	—	4,609

Total investments	$3,661,944	$2,656,066

     The carrying amount of investment securities at December 31, 2002, by contractual maturity (excluding mortgage and others asset-backed securities), are shown below:

		WEIGHTED
	CARRYING	AVERAGE
	AMOUNT	YIELD

	(DOLLARS IN THOUSANDS)
US Government and agencies obligations:
Due within one year or less	$30,181	4.23%
Due after one year through five years	2,551,163	3.97
Due after five years through ten years	90,000	4.22
Due after ten years	—	—

	2,671,344	4.04

Puerto Rico Government and agencies obligations:
Due within one year	—	—
Due after one year through five years	13,700	6.28
Due after five years through ten years	4,000	5.05
Due after ten years	1,995	6.15

	19,695	6.02

Other:
Due within one year	90,388	2.05
Due after one year through five years	29,983	3.23
Due after five years through ten years	—	—
Due after ten years	36,934	6.54

	157,305	3.33

Total	2,848,344	4.01
Mortgage and other asset-backed securities	813,600	5.46

Total	$3,661,944	4.33%

Mortgage and other asset-backed securities at December 31, 2002 and 2001, consists of:

	2002	2001

	(IN THOUSANDS)
Trading:
Government National Mortgage Association (GNMA) certificates	$—	$2,579
Fannie Mae (FNMA) certificates	—	2,030

Total trading	—	4,609

Available for sale — Collateralized mortgage obligations (CMO) certificates	145,276	29,156

Held to maturity:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	10,435	13,475
GNMA certificates	13,657	18,500
FNMA certificates	6,906	10,011
CMO certificates	565,068	319,386
Other	72,258	71,344

Total held to maturity	668,324	432,716

Total mortgage and other asset-backed securities	$813,600	$466,481

     The Bank’s investment portfolio at December 31, 2002, had an average contractual maturity of 50 months, when compared to an average contractual maturity of 73 months at December 31, 2001. The Bank’s interest rate risk model takes into consideration the callable features of certain investment securities. Given the present interest rate scenario, and taking into consideration the callable features of these securities, the Bank’s investment portfolio as of December 31, 2002, had a remaining average maturity of 30 months. However, no assurance can be given that such levels will be maintained in future periods.

     As of December 31, 2002, the Company had $17.8 million of below-investment grade securities with unrealized losses of $1,850,000. These securities have been in an unrealized loss position of at least $435,000 for a period greater than one year but less than two years and of at least $50,000 for a period greater than two years but less than three. As of December 31, 2002, there were no unrealized losses for a period greater than three years.

DEPOSITS

     The Bank offers a diversified choice of deposit accounts. Savings deposits increased from $465.3 million as of December 31, 2001, to $560.5 million as of December 31, 2002, an increase of $95.3 million or 20.48%. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $2.74 billion as of December 31, 2001, to $3.71 billion as of December 31, 2002, an increase of $971.2 million or 35.40%. Other deposits include brokered deposits amounting to $2.55 billion and $1.57 billion as of December 31, 2002 and 2001, respectively. These accounts have historically been a stable source of funds.

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

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31, 2002 and 2001, respectively:

	2002		2001

	AVERAGE	AVERAGE	AVERAGE	AVERAGE
	AMOUNT	RATE	AMOUNT	RATE

		(DOLLARS IN THOUSANDS)
Time deposits	$2,889,649	3.40%	$2,177,399	5.21%
Savings deposits	509,114	2.46%	432,626	2.96%
Interest bearing demand deposits	124,127	2.90%	100,960	3.45%
Noninterest bearing demand deposits	167,352	—	136,251	—

Total	$3,690,242	3.10%	$2,847,236	4.55%

BORROWINGS

     The following table sets forth the borrowings of the Bank at December 31, 2002 and 2001, respectively:

	2002	2001

	(IN THOUSANDS)
Securities sold under agreements to repurchase	$3,097,341	$2,059,646
Advances from FHLB	120,000	120,000
Term notes	—	43,000
Mortgage note payable	37,822	—

Total	$3,255,163	$2,222,646

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

     The following table presents certain information regarding the Bank’s short-term borrowings for the years ended December 31, 2002 and 2001, respectively:

	2002	2001

	(DOLLARS IN THOUSANDS)
Amount outstanding at period end	$1,043,493	$806,548
Monthly average outstanding balance	1,378,074	353,003
Maximum outstanding balance at any month end	2,104,599	806,548
Weighted average interest rate:
For the year	1.51%	2.18%
At year end	1.96	3.73

CRITICAL ACCOUNTING POLICIES

     Other-than-temporary impairments — The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, and the Company’s intention and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

RECENT ACCOUNTING DEVELOPMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. Adoption of the recognition and measurement provisions is not expected to have a significant effect on the Company’s financial condition and results of operations. The disclosure provisions of FIN 45 were effective for financial statements of fiscal years ending after December 15, 2002 and did not have a significant effect on the Company’s financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003 in the fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Company’s financial position or results of operations.

STOCKHOLDERS EQUITY

     Stockholders’ equity increased to $584.7 million as of December 31, 2002, compared to $387.9 million in 2001 and $250.6 million in 2000. The 2002 increase resulted from the combination of the issuance of 6,095,000 and 1,725,000 shares of the Company’s Common Stock and Series E Preferred Stock, respectively, providing a net capital infusion of $97.9 million and $41.5 million, respectively, plus the net income of $86.0 million generated for the year, partially offset by total dividends $27.8 million paid on common and preferred stock. The increase in 2001 was primarily due to the issuance of 2001 Series C and D preferred stock for $96.3 million (net of cost of issuance of $3.7 million), a net income of $62.2 million, offset by cash dividends paid on common stock and preferred stock totaling $20.6 million.

     On January 18, 2002, the Company’s Board of Directors approved an increase in its annual dividend payments to stockholders in 2002 to $0.32 per share ($0.22 as adjusted). This represents an increase of 28% over the dividends paid in 2001. Subsequently, on June 17, 2002, the Company declared a three-for-two stock split in the form of a stock dividend, for all stockholders of record as of June 28, 2002, distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $20.8 million.

     On January 31, 2003, the Company’s Board of Directors approved an increase in its annual dividend payments to stockholders in 2003 to $0.27 per share. This represents an increase of 22.73% over the dividends paid in 2002.

     The average number of common shares outstanding increased from 62,250,000 (split adjusted) in 2001 to 65,298,153 in 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
W Holding Company, Inc.
Mayaguez, Puerto Rico

We have audited the accompanying consolidated statements of financial condition of W Holding Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and of comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of W Holding Company, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments effective January 1, 2001.

/s/  Deloitte & Touche LLP
San Juan, Puerto Rico
February 21, 2003

Stamp No. 1857172
affixed to original.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
Cash and due from banks	$76,080	$62,414
Money market instruments:
Securities purchased under agreements to resell	261,847	136,096
Federal funds sold	197,300	20,037
Interest-bearing deposits in banks	17,459	26,214
Trading securities, with an amortized cost of $4,624 in 2001	—	4,609
Investment securities available for sale, with an amortized cost of $161,958 in 2002 and $281,963 in 2001	160,887	281,682
Investment securities held to maturity, with a fair value of $3,503,379 in 2002 and $2,362,836 in 2001	3,501,057	2,369,775
Federal Home Loan Bank stock, at cost	43,322	38,450
Mortgage loans held for sale, at lower of cost or fair value	7,446	5,253
Loans, net of allowance for loan losses of $47,114 in 2002 and $38,364 in 2001	3,754,357	2,838,404
Accrued interest receivable	46,653	32,820
Foreclosed real estate held for sale, net	3,679	3,013
Premises and equipment, net	96,209	40,673
Deferred income taxes, net	16,327	13,862
Other assets	22,454	14,892

TOTAL	$8,205,077	$5,888,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$4,298,744	$3,233,912
Securities sold under agreements to repurchase	3,097,341	2,059,646
Advances from Federal Home Loan Bank	120,000	120,000
Term notes	—	43,000
Mortgage note payable	37,822	—
Advances from borrowers for taxes and insurance	3,198	2,435
Other liabilities	63,224	41,292

Total liabilities	7,620,329	5,500,285

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference $25 per share); 20,000,000 shares authorized; issued and outstanding 8,942,999 shares in 2002 and 7,219,999 shares in 2001	8,943	7,220
Common stock — $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 68,346,306 shares in 2002 and 41,500,000 shares in 2001	68,346	41,500
Paid-in capital	319,106	187,628
Retained earnings:
Reserve fund	32,011	23,476
Undivided profits	157,442	128,583
Accumulated other comprehensive loss	(1,100)	(498)

Total stockholders’ equity	584,748	387,909

TOTAL	$8,205,077	$5,888,194

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

INTEREST INCOME:
Loans, including loan fees	$220,676	$207,385	$183,497
Investment securities	112,759	98,946	84,532
Mortgage-backed securities	44,694	28,216	12,251
Money market instruments	7,451	8,731	10,171
Trading securities	154	57	136

Total interest income	385,734	343,335	290,587

INTEREST EXPENSE:
Deposits	114,374	129,676	127,640
Securities sold under agreements to repurchase	98,233	79,882	53,968
Advances from Federal Home Loan Bank	6,202	6,597	6,920
Term notes	604	2,114	3,609

Total interest expense	219,413	218,269	192,137

NET INTEREST INCOME	166,321	125,066	98,450
PROVISION FOR LOAN LOSSES	15,083	12,278	8,700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	151,238	112,788	89,750

OTHER INCOME:
Service charges on deposit accounts and other fees	22,505	18,859	14,440
Unrealized gain (loss) on derivative instruments	1,288	(838)	11
Net gain (loss) on sales and valuation of loans, securities, and other assets	950	160	(583)

Total other income, net	24,743	18,181	13,868

TOTAL NET INTEREST INCOME AND OTHER INCOME	175,981	130,969	103,618

OPERATING EXPENSES:
Salaries and employees’ benefits	28,017	22,884	20,120
Equipment	9,519	8,850	8,695
Occupancy	5,861	5,031	4,997
Advertising	6,865	4,392	3,348
Printing, postage, stationery, and supplies	2,836	2,262	2,029
Telephone	2,042	1,864	1,620
Net gain from operations of foreclosed real estate held for sale	(88)	(173)	(236)
Other	18,865	15,200	12,643

Total operating expenses	73,917	60,310	53,216

INCOME BEFORE PROVISION FOR INCOME TAXES	102,064	70,659	50,402
PROVISION FOR INCOME TAXES	16,101	8,504	5,814

NET INCOME	$85,963	$62,155	$44,588

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$72,189	$51,891	$38,789

BASIC EARNINGS PER COMMON SHARE	$1.12	$0.83	$0.62

DILUTED EARNINGS PER COMMON SHARE	$1.11	$0.83	$0.62

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CHANGES IN STOCKHOLDERS’ EQUITY:
Preferred stock:
Balance at beginning of year	$7,220	$3,220	$3,220
Issuance of preferred stock	1,725	4,000	—
Conversion of preferred stock	(2)	—	—

Balance at end of year	8,943	7,220	3,220

Common stock:
Balance at beginning of year	41,500	41,502	42,000
Stock split effected in form of a stock dividend	20,750	—	—
Purchase and retirement of common stock	(2)	(2)	(498)
Issuance of common stock	6,098	—	—

Balance at end of year	68,346	41,500	41,502

Paid-in capital:
Balance at beginning of year	187,628	95,313	99,596
Purchase and retirement of common stock	(40)	(26)	(4,283)
Issuance of common stock	91,780	—	—
Issuance of preferred stock	39,738	92,341	—

Balance at end of year	319,106	187,628	95,313

Reserve fund:
Balance at beginning of year	23,476	17,302	12,843
Transfer from undivided profits	8,535	6,174	4,459

Balance at end of year	32,011	23,476	17,302

Undivided profits:
Balance at beginning of year	128,583	93,241	67,218
Net income	85,963	62,155	44,588
Cash dividends declared on common stock	(14,045)	(10,375)	(8,307)
Cash dividends declared on preferred stock	(13,774)	(10,264)	(5,799)
Transfer to reserve fund	(8,535)	(6,174)	(4,459)
Stock split effected in form of a stock dividend	(20,750)	—	—

Balance at end of year	157,442	128,583	93,241

Accumulated other comprehensive income (loss):
Balance at beginning of year	(498)	40	(1,058)
Cumulative effect of change in accounting for derivative instruments	—	135	—
Other comprehensive income (loss) for the year	(602)	(673)	1,098

Balance at end of year	(1,100)	(498)	40

TOTAL STOCKHOLDERS’ EQUITY	$584,748	$387,909	$250,618

COMPREHENSIVE INCOME:
Net income	$85,963	$62,155	$44,588

Other comprehensive income (loss), net of income tax:
Unrealized net gains (losses) on securities available for sale:
Arising during the period	718	(1)	804
Reclassification adjustment included in net income	(1,508)	(351)	422

	(790)	(352)	1,226

Cash flow hedges:
Adoption of SFAS 133, net of income tax	—	135	—
Unrealized net derivative loss arising during the period	356	(536)	—

	356	(401)	—

Income tax effect	(168)	215	(128)

Net change in other comprehensive income (loss), net of income tax	(602)	(538)	1,098

TOTAL COMPREHENSIVE INCOME	$85,361	$61,617	$45,686

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,963	$62,155	$44,588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for:
Loan losses	15,083	12,278	8,700
Foreclosed real estate held for sale	126	20	20
Depreciation and amortization on:
Premises and equipment	6,856	5,931	6,440
Foreclosed real estate held for sale	60	61	57
Mortgage servicing rights	772	477	347
Deferred income tax credit	(2,518)	(3,246)	(1,920)
Amortization of premium (discount) on:
Investment securities available for sale	(647)	(160)	9
Investment securities held to maturity	(9,062)	(14,068)	(12,021)
Mortgage-backed securities held to maturity	(555)	(1,634)	(63)
Loans	1,651	1,166	476
Amortization of discount on deposits	1,930	780	—
Amortization of deferred loan origination fees, net	(5,634)	(4,710)	(3,905)
Net loss (gain) on sale and valuation of:
Investment securities available for sale	(1,508)	(351)	422
Mortgage loans held for sale	(306)	26	(43)
Derivative instruments	(1,288)	838	—
Foreclosed real estate held for sale	(119)	(89)	(57)
Capitalization of servicing rights	(607)
Originations of mortgage loans held for sale	(52,317)	(47,446)	(44,389)
Proceeds from sales of mortgage loans held for sale	8,690	2,148	3,123
Decrease (increase) in:
Trading securities	87,397	41,728	37,417
Accrued interest receivable	(13,833)	14,131	(13,640)
Other assets	(6,994)	(5,793)	(528)
Increase (decrease) in:
Accrued interest on deposits and borrowings	(376)	(8,496)	20,425
Other liabilities	21,211	3,824	(490)

Net cash provided by operating activities	133,975	59,570	44,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in banks	8,755	(14,909)	(2,034)
Net decrease (increase) in federal funds sold	(177,263)	23,463	(27,100)
Net increase in securities purchased under agreements to resell	(125,751)	(10,287)	(5,154)
Investment securities available for sale:
Purchases	(771,152)	(449,227)	(9,889)
Proceeds from sales	661,090	162,556	3,552
Proceeds from principal repayment	191,175	32,954	1,511
Investment securities held to maturity:
Purchases	(15,600,485)	(11,453,430)	(2,426,084)
Proceeds from redemption and repayment	14,713,873	10,998,040	2,033,788
Mortgage-backed securities held to maturity:
Purchases	(638,079)	(420,790)	(96,454)
Proceeds from principal repayment	403,026	178,795	18,680
Loans receivable:
Purchases	(213,418)	(420,459)	(261,829)
Other increase	(714,924)	(224,004)	(77,817)
Purchases of options	(4,968)	(331)	—
Cash paid on terminated swaps	(208)
Proceeds from sales of foreclosed real estate held for sale	462	434	142
Additions to premises and equipment	(12,520)	(4,671)	(10,342)
Purchase of Federal Home Loan Bank stock	(4,872)	(8,650)	(17,000)
Purchase of companies, net of cash acquired	(11,496)	(1,070)	—

Net cash used in investing activities	(2,296,755)	(1,611,586)	(876,030)

Forward	$(2,162,780)	$(1,552,016)	$(831,062)

(continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Forward	$(2,162,780)	$(1,552,016)	$(831,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,069,000	616,097	374,693
Net increase in securities sold under agreements to repurchase	451,195	365,447	16,293
Securities sold under agreements to repurchase with original maturities over three months:
Proceeds	1,475,773	792,500	1,508,886
Payments	(889,273)	(277,374)	(1,076,074)
Term notes payments	(43,000)	(5,000)	(31,000)
Advances from Federal Home Loan Bank:
Proceeds	—	64,000	50,000
Payments	—	(64,000)	—
Net increase in advances from borrowers for taxes and insurance	763	659	82
Repurchase of common stock for retirement	(42)	(28)	(4,781)
Issuance of common stock	97,875	—	—
Issuance of preferred stock	41,463	96,341	—
Dividends paid	(27,308)	(20,148)	(16,773)

Net cash provided by financing activities	2,176,446	1,568,494	821,326

NET CHANGE IN CASH AND DUE FROM BANKS	13,666	16,478	(9,736)
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	62,414	45,936	55,672

CASH AND DUE FROM BANKS, END OF YEAR	$76,080	$62,414	$45,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$225,146	$226,765	$171,712
Income tax	11,235	8,200	11,104
Noncash activities:
Building acquired on purchase of partnership	49,852	—	—
Other assets acquired on purchase of partnership	249	—	—
Mortgage note assumed on purchase of partnership	37,822	—	—
Accrued dividends payable	1,931	1,419	935
Net decrease (increase) in other comprehensive loss	(602)	(538)	1,098
Mortgage loans securitized and transferred to trading securities	41,740	44,176	38,289
Transfers from loans to foreclosed real estate held for sale	2,075	1,017	569
Available for sale securities transferred to trading	41,048
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	786	32	185
Capitalized mortgage servicing rights	607	483	454
Unpaid additions to premises and equipment	20	19	80
Transfer from undivided profits to reserve fund	8,535	6,174	4,459
Effect in valuation of derivatives and their hedged items:
(Decrease) increase in other assets	(3,796)	8	—
Decrease in deposits	4,438	13,666	—
(Decrease) increase in other liabilities	(646)	14,965	—
Conversion of preferred stock into common stock:
Preferred stock	(2)	—	—
Paid in capital	(1)	—	—
Common Stock	3	—	—

See notes to consolidated financial statements	(concluded)

Audited Financial Statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly owned subsidiaries, Westernbank Puerto Rico (“Westernbank”) and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term, fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent offering property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at December 31, 2002 and 2001 and for the years then ended were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

Westernbank operates through 50 full service branch offices located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a fully functional banking site on the Internet. In addition, it operates four divisions: Westernbank International Division, which offers commercial banking and related services outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a new division created in July 2002, which specializes in small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000 through 19 full-service branches (including 13 new branches and six re-designated branches). Westernbank owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, are not significant.

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

The accounting and reporting policies of W Holding Company, Inc. conform to accounting principles generally accepted in the United States of America and banking industry practices. Following is a summary of the Company’s most significant accounting policies:

PRINCIPLES OF CONSOLIDATION — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Westernbank Puerto Rico and Westernbank Insurance Corp. All significant inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK — Most of the Company’s business activities are with customers located within Puerto Rico. Notes 2 and 3 discuss the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentration in any one industry or customer.

CASH AND CASH EQUIVALENTS — For purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are those amounts included in the statements of financial condition as “cash and due from banks”.

INTEREST-BEARING DEPOSITS IN BANKS AND FEDERAL FUNDS SOLD — Interest- bearing deposits in banks and federal funds sold are recorded at cost and matures the next business day.

TRADING SECURITIES — Securities held principally for resale in the near term are classified as trading securities and recorded at fair value. Gains and losses on sales and changes in fair value of these securities are included in current operating results.

INVESTMENT SECURITIES HELD TO MATURITY — Investment securities for which the Company has the positive intent and ability to hold to maturity are carried at cost, adjusted for premium amortization and discount accretion under the interest method over the period to maturity.

INVESTMENT SECURITIES AVAILABLE FOR SALE — Investment securities available for sale consist of securities not classified as trading securities nor as held to maturity securities. These securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in other comprehensive income (loss). Realized gains and losses on these securities are determined using the specific identification method. Premium amortization and discount accretion are recognized in interest income using the interest method over the period to maturity.

OTHER-THAN-TEMPORARY IMPAIRMENTS — The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exists. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, and the Company’s intention and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

The impairment analysis on the mortgage and other asset-backed securities is done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, as well as on sensitivity and cash flows analysis made by major brokerage houses. The Company also considers its intent and ability to hold these securities. If management believes, based on the analysis, that the principal and interest obligations on any other asset-backed security will not be received on a timely manner, the security is written down to management’s estimate of fair value.

The equity securities impairment analyses are performed and reviewed quarterly based on the latest financial information and any supporting research report made by a major brokerage house. These analyses are very subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding.

Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security for an extended period. If Management believes there is a low probability of achieving book value in a reasonable time frame, then impairment will be recorded by writing the security down to fair value.

MORTGAGE LOANS HELD FOR SALE — Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method.

LOANS — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Discounts and premiums on purchased loans are amortized to income over the expected lives of the loans using methods that approximate the interest method.

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

ALLOWANCE FOR LOAN LOSSES — The allowance for loan losses is a current estimate of the losses inherent in the present portfolio based on management’s ongoing quarterly evaluations of the loan portfolio. Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term.

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

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or fair value of the underlying collateral. Commercial business, commercial real estate and construction loans exceeding $500,000 are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. Impaired loans for which the discounted cash flows or collateral value exceeds its carrying value do not require an allowance. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.

Historical loss rates are applied to other commercial loans not subject to specific allowance. The loss rates are generally derived from historical loss trends for three years.

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

FORECLOSED REAL ESTATE HELD FOR SALE — Foreclosed real estate held for sale are carried at the lower of fair value minus estimated costs to sell or cost.

PREMISES AND EQUIPMENT — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed under the straight-line method over the estimated useful lives of the assets, which range from two to 40 years.

Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS — The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review.

TRANSFER OF FINANCIAL ASSETS — Transfer of financial assets are accounted for as a sale, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

MORTGAGE SERVICING RIGHTS — The Company recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired and assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual servicing right, to the extent that fair value is less than the carrying amount for that right.

The total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated servicing income.

STOCK OPTION PLANS — As further discussed in Note 17 to the consolidated financial statements, the Company has two stock option plans. Up to December 31, 2002 the Company has accounted for those plans following the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stocks Issued to Employees, and Related Interpretations. Compensation expense under this method is generally recognized for any excess of the quoted market price of the Company’s stock at the measurement date over the amount an employee must pay to acquire the stock. Since all options granted under those plans has an exercise price equal to the market value of the underlying common stock at the grant date, no compensation expense was recognized at the measurement date.

Effective January 1, 2003, the Company will adopt the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the modified prospective method which will be selected by the Company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, compensation cost to be recognized in future years is the same that which would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 will not be restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding options in each period:

	Year ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Net income as reported	$85,963	$62,155	$44,588
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(648)	(782)	(751)

Pro forma net income	$85,315	$61,373	$43,837

Earnings per share:
Basic — as reported	$1.12	$0.83	$0.93

Basic — pro forma	$1.11	$0.82	$0.91

Diluted — as reported	$1.11	$0.83	$0.93

Diluted — pro forma	$1.10	$0.82	$0.91

The fair value of the options granted in years 2002 and 2001 was $3.20 and $3.25 per option as adjusted for the stock split, respectively. The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (1) the dividend yield was 1.39% (2.14% in 2001, adjusted for stock split); (2) the expected life was 7 years; (3) the expected volatility was 33.42% (41.95% in 2001); and, (4) the risk-free interest rate was 4.43% (5.40% in 2001). The weighted average market price of the stock at the grant date was $15.85 ($7.79 in 2001).

INCOME TAXES — Deferred income taxes are accounted for using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FINANCIAL INSTRUMENTS:

•	DERIVATIVE FINANCIAL INSTRUMENTS — As part of the Company’s asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps and options agreements), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition items.

Effective January 1, 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) a hedge of foreign currency exposure (“foreign currency hedge”).

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

Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value and designated as a trading or non-hedging derivative instrument.

The effect of implementing these statements on the Company’s financial condition at January 1, 2001 was a decrease in deposits, an increase in other liabilities and an increase in accumulated other comprehensive income (net of tax of $45,000) of $2,607,000, $2,472,000 and $135,000, respectively. There was no effect on results of operations from the implementation of these Statements.

In the case of interest-rate exchange agreements that qualify for hedging accounting treatment, net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis as an adjustment to interest income or expense on the corresponding hedged assets and liabilities.

OTHER OFF-BALANCE SHEET INSTRUMENTS — In the ordinary course of business, the Company enters into off-balance sheet instruments consisting of commitments to extend credit, commitments under credit card arrangements and stand-by letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company periodically evaluates the credit risks inherent in these commitments and letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the years ended December 31, 2002 and 2001, the Bank did not record any loss allowances in connection with risks involved in other off-balance sheet instruments. At December 31, 2002 and 2001, there were no additional off-balance sheet instruments other than those mentioned above.

FAIR VALUE OF FINANCIAL INSTRUMENTS — The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these financial statements:

•	CASH AND DUE FROM BANKS — The carrying amounts of cash and due from banks approximate their fair value.

•	MONEY MARKET INSTRUMENTS — Money market instruments have been valued at their carrying amount given the relatively short period of time between origination of the instruments and their expected realization.

•	TRADING SECURITIES — For securities held for trading purposes, fair values are based on quoted market prices.

•	INVESTMENT SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY — The fair values of investment securities available for sale and held to maturity are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

•	FEDERAL HOME LOAN BANK (FHLB) STOCK — FHLB stock is valued at its redemption value.

•	LOANS — Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, commercial, consumer, credit cards and other loans. Each loan category is further segmented into fixed and adjustable interest rate terms and by performing, nonperforming and loans with payments in arrears.

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

•	MORTGAGE SERVICING RIGHTS — The carrying amount of mortgage servicing rights, which is evaluated periodically for impairment, approximates the fair value (fair value is estimated considering prices for similar assets).

•	DEPOSITS — The fair value of deposits with no stated maturity, such as passbook accounts, money market and checking accounts is equal to the amount payable on demand. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

•	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, ADVANCES FROM FHLB, TERM NOTES AND MORTGAGE NOTE PAYABLE — The fair value of securities sold under agreements to repurchase, advances from FHLB, term notes and mortgage note payable and is based on the discounted value using rates currently available to the Company for debt with similar terms and remaining maturities.

•	ACCRUED INTEREST — The carrying amounts of accrued interest approximate their fair values.

•	INTEREST RATE SWAP AND INTEREST RATE OPTION CONTRACTS — The fair value of interest rate swap and interest rate option contracts was obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the contracts, at the reporting date, taking into account current interest rates and the current creditworthiness of the contracts counterparties.

•	COMMITMENTS TO EXTEND CREDIT AND COMMERCIAL LETTERS OF CREDIT — The fair value of commitments to extend credit and commercial letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a portion of the Company’s financial instruments (loans and financial liabilities), fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.

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

EARNINGS PER SHARE — Basic earnings per share represents income attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to the outstanding convertible preferred stock, which are determined using the if-converted method, and the outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (1,210,915 shares in 2002, and 1,212,905 shares in 2001 and 2000) was antidilutive in 2002, 2001 and 2000. The effect of stock options was dilutive in 2002 and 2001, and antidilutive 2000.

Basic and diluted earnings per share were computed as follows:

	2002	2001		2000

	(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Basic and diluted earnings per common share:
Net income	$85,963	$62,155		$44,588
Less preferred stock dividends	(13,774)	(10,264)		(5,799)

Income attributable to common stockholders	$72,189	$51,891		$38,789

Weighted average number of common shares outstanding for the year	64,382,211	62,252,543	(1)	62,445,389	(1)
Dilutive potential common shares — options	759,964	175,803		—

Total	65,142,175	62,428,346		62,445,389

Basic earnings per common share	$1.12	$0.83	(1)	$0.62	(1)

Diluted earnings per common share	$1.11	$0.83	(1)	$0.62	(1)

(1)	Adjusted to reflect the three-for-two split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002.

COMPREHENSIVE INCOME — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

RECENT ACCOUNTING DEVELOPMENTS

Effective January 1, 2002, the Company adopted SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Those statements changed the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. Use of the pooling-of-interest method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of SFAS No. 141 and No. 142 did not have a significant effect on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 becomes effective January 1, 2003, and is not expected to have a significant effect on the Company’s consolidated financial condition or results of operations.

Effective January 1, 2002, the Company adopted SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS — REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, FOR THE DISPOSAL OF A SEGMENT OF A BUSINESS Implementation of SFAS No. 144 did not have a significant effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT-AN AMENDMENT OF APB OPINION NO. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13, ACCOUNTING FOR LEASES, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 did not have a significant effect on the Company’s consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS, AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholders intangible assets. SFAS No. 147 is effective for acquisitions or impairment measurement of such intangibles effective on or after October 1, 2002. SFAS No. 147 did not have a significant effect on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION — TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. This Statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financials statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the fair value method, the Company will recognize stock-based compensation as an expense through the statement of operations for only the current and future years in an amount equal to the amount that would have been recognized had SFAS 123 been adopted as of its effective date. The effect of implementing this Statement on the Company’s financial condition and results of operations is expected to be immaterial.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), GUARANTOR’S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57, AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34. This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. Adoption of the recognition and measurement provisions is not expected to have a significant effect on the Company’s financial condition and results of operations. The disclosure provisions of FIN 45 were effective for financial statements of fiscal years ending after December 15, 2002 and did not have a significant effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Company’s financial position or results of operations.

2.	SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL:

The Company enters into purchases of securities under agreements to resell the same securities. These agreements are classified as secured loans and are reflected as assets in the consolidated statements of financial condition.

At December 31, 2002 and 2001, securities purchased under agreements to resell (classified by counterparty) were as follows:

	2002	2001

	(In Thousands)
Credit Suisse First Boston	$75,000	$—
Doral Securities, Inc.	71,809	65,059
UBS PaineWebber Incorporated of Puerto Rico	70,029	45,034
Popular Securities, Inc.	45,009	26,003

Total	$261,847	$136,096

A comparative summary of securities purchased under agreements to resell as of December 31, were as follows:

	2002		2001

	(In Thousands)
		FAIR		FAIR
		VALUE OF		VALUE OF
	RECEIVABLE	UNDERLYING	RECEIVABLE	UNDERLYING
UNDERLYING COLLATERAL	BALANCE	COLLATERAL	BALANCE	COLLATERAL

Investment securities:
U.S. Government and agencies obligations	$70,029	$71,294	$48,114	$48,838
Puerto Rico Government and agencies obligations	45,555	46,964	18,059	18,390
Commercial paper	7,910	8,074	—	—
Mortgage and asset-backed securities:
Guaranteed by Government agencies	134,983	139,544	69,923	71,877
Other	3,370	3,435	—	—

Total — excluding accrued interest receivable	$261,847	$269,311	$136,096	$139,105

Accrued interest receivable on securities purchased under agreements to resell	$560		$11

The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest. At December 31, 2002, repurchase agreements amounting to $161,847,000 mature the next business day and $100,000,000 mature in November 2007, on which the counterparty has the option to terminate the agreement quarterly, at each interest payment date. Securities purchased under agreements to resell are held in safekeeping, in the name of the Company, by Citibank N.A., the Company’s custodian, or are held by the counterparty. At December 31, 2002, all collateral was held by the counterparty.

Average outstanding balances and maximum month-end outstanding balances during the years ended December 31, 2002 and 2001, and weighted average interest rates for the year and at year end are indicated below:

	2002	2001

	(DOLLARS IN THOUSANDS)
Monthly average outstanding balance	$185,684	$126,355
Maximum outstanding balance at any month-end	272,019	145,747
Weighted average interest rate:
For the year	2.26%	4.36%
At year end	2.44	1.78

3.	INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, were as follows:

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
DECEMBER 31, 2002	COST	GAINS	LOSSES	VALUE

	(In Thousands)
AVAILABLE FOR SALE:
Mortgage-backed securities - Collateralized mortgage obligations (CMO)	$144,378	$898	$—	$145,276
Corporate notes	12,580	—	2,199	10,381
Other investments	5,000	230	—	5,230

Total	$161,958	$1,128	$2,199	$160,887

HELD TO MATURITY:
U.S. Government and agencies obligations	$2,671,344	$7,783	$376	$2,678,751
Puerto Rico Government and agencies obligations	19,695	245	30	19,910
Commercial paper	74,997	—	—	74,997
Corporate notes	66,697	3,173	—	69,870

Total	2,832,733	11,201	406	2,843,528

Mortgage and other asset-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	10,435	636	—	11,071
Government National Mortgage Association (GNMA) certificates	13,657	686	—	14,343
Fannie Mae (FNMA) certificates	6,906	447	—	7,353
CMO certificates	565,068	986	3,366	562,688
Other	72,258	250	8,112	64,396

Total	668,324	3,005	11,478	659,851

Total	$3,501,057	$14,206	$11,884	$3,503,379

		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
DECEMBER 31, 2001	COST	GAINS	LOSSES	VALUE

	(IN THOUSANDS)
TRADING SECURITIES:
Mortgage-backed securities:
GNMA certificates	$2,554	$25	$—	$2,579
FNMA certificates	2,070	—	40	2,030

Total	$4,624	$25	$40	$4,609

AVAILABLE FOR SALE:
U.S. Government and agencies obligations	$196,600	$—	$154	$196,446
Corporate notes	56,301	22	243	56,080
Mortgage-backed securities - CMO certificates	29,062	94	—	29,156

Total	$281,963	$116	$397	$281,682

HELD TO MATURITY:
U.S. Government and agencies obligations	$1,788,000	$2,721	$6,360	$1,784,361
Puerto Rico Government and agencies obligations	22,607	249	15	22,841
Commercial paper	59,992	—	—	59,992
Corporate notes	66,460	1,064	1,269	66,255

Total	1,937,059	4,034	7,644	1,933,449

Mortgage and other asset-backed securities:
FHLMC certificates	13,475	455	—	13,930
GNMA certificates	18,500	594	—	19,094
FNMA certificates	10,011	332	—	10,343
CMO certificates	319,386	369	1,799	317,956
Other	71,344	—	3,280	68,064

Total	432,716	1,750	5,079	429,387

Total	$2,369,775	$5,784	$12,723	$2,362,836

The amortized cost and fair value of investment securities available for sale and held to maturity at December 31, 2002, by contractual maturity (excluding mortgage-backed securities), are shown below.

	AVAILABLE FOR SALE		HELD TO MATURITY

	AMORTIZED	FAIR	AMORTIZED	FAIR
	COST	VALUE	COST	VALUE

	(IN THOUSANDS)
Due within one year	$—	$—	$120,569	$120,947
Due after one year through five years	—	—	2,594,846	2,603,506
Due after five years through ten years	—	—	94,000	93,679
Due after ten years	17,580	15,611	23,318	25,396

Total	17,580	15,611	2,832,733	2,843,528
Mortgage and other asset-backed securities	144,378	145,276	668,324	659,851

Total	$161,958	$160,887	$3,501,057	$3,503,379

Audited Financial Statements
Note 3

Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the years ended December 31, 2002, 2001 and 2000, were as follows:

	2002	2001	2000

	(IN THOUSANDS)
Proceeds from sales	$661,090	$162,556	$3,552
Gross realized gains	3,250	426	—
Gross realized losses	1,742	75	422

Unencumbered investment securities held to maturity at December 31, 2002, amounted to $252,140,000 after taking into account the investment securities pledged (Notes 7, 10 and 18), those sold under agreements to repurchase (Note 8), those pledged to the Federal Reserve Bank of $4,994,000, and those pledged to the Puerto Rico Treasury Department (for the Westernbank International Division) of $500,000.

Nontaxable interest income on investments for the years ended December 31, 2002, 2001 and 2000, amounted to $163,387,000, $131,112,000, and $93,122,000, respectively. Nontaxable interest income relates mostly to interest earned on government obligations of the United States and Puerto Rico, certain mortgage-backed securities, and loans of the Westernbank International division.

As of December 31, 2002 and 2001, management concluded that there was no other than temporary impairment on its investment securities portfolio.

4.	LOANS:

The loan portfolio at December 31, consisted of the following:

	2002	2001

	(IN THOUSANDS)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$1,461,606	$1,117,451
Conventional:
One-to-four-family residences	827,902	827,110
Other properties	2,447	2,734
Construction and land acquisition	186,208	125,047
Insured or guaranteed — Federal Housing Administration, Veterans Administration and others	17,201	16,896

Total	2,495,364	2,089,238

Plus (less):
Undisbursed portion of loans in process	(4,942)	(5,624)
Premium on loans purchased	1,485	2,036
Deferred loan fees — net	(4,230)	(4,531)

Total	(7,687)	(8,119)

Real estate loans — net	2,487,677	2,081,119

OTHER LOANS:
Commercial loans	569,804	376,408
Loans on deposits	32,803	35,140
Credit cards	56,658	63,108
Consumer loans	655,713	318,509
Plus (less):
Premium on loans purchased	3,225	4,169
Deferred loan fees — net and unearned interest	(4,409)	(1,685)

Other loans — net	1,313,794	795,649

TOTAL LOANS	3,801,471	2,876,768
ALLOWANCE FOR LOAN LOSSES	(47,114)	(38,364)

LOANS — NET	$3,754,357	$2,838,404

The Company originated commercial real estate loans during 2002 amounting to $481,197,000, totaling $1,461,606,000 at December 31, 2002. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities. Foreign loans amounted to $2,701,000 and $3,850,000 at December 31, 2002 and 2001, respectively.

The Company originates mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, mortgage loans are designated as held for either sale or investment purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. At December 31, 2002 and 2001, mortgage loans with a cost of $7,456,000 and $5,352,000, respectively, were designated as held for sale.

The following table reflects the outstanding principal balance of non-accrual loans and the corresponding effect on earnings:

	2002	2001	2000

	(IN THOUSANDS)
Outstanding principal balance at end of year	$19,405	$14,113	$9,690

Interest that would have been recorded if the loans had been performing and not been classified as nonaccrual	$1,102	$1,123	$979

Loans serviced for others are not included in the consolidated statements of financial condition. At December 31, 2002 and 2001, the unpaid principal balance of these loans amounted to $311,058,000 and $307,867,000, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with the loans serviced for others, the Company held borrowers’ escrow balances of $960,000 and $852,000 at December 31, 2002 and 2001, respectively.

Mortgage servicing rights, included as other assets, amounted to $1,926,000, $2,091,000 and $2,085,000 at December 31, 2002, 2001 and 2000, respectively. In 2002, 2001 and 2000, the Company capitalized mortgage servicing rights amounting to $607,000, $483,000 and $454,000, respectively. Amortization of mortgage servicing rights was $772,000, $477,000, and $347,000 in 2002, 2001, and 2000, respectively. At December 31, 2002, 2001 and 2000, the carrying value of mortgage servicing rights approximates fair value.

In the normal course of business, the Company engages in business transactions with its directors, executive officers, principal shareholders and organizations associated with them. Loans to related parties, mainly mortgage loans for purchase of the principal residence, are substantially on the same terms as loans to nonrelated parties. The aggregate amount of loans outstanding to related parties at December 31, 2002 and 2001 totaled $571,000 and $708,000, respectively.

Changes in the allowance for loan losses are summarized below:

	2002	2001	2000

	(IN THOUSANDS)
Balance — at January 1	$38,364	$28,928	$23,978
Provision charged to income	15,083	12,278	8,700
Allowance acquired	—	2,892	—
Recoveries	1,632	1,304	1,613
Write-off of uncollectible accounts	(7,965)	(7,038)	(5,363)

Balance — at December 31	$47,114	$38,364	$28,928

ITEM 8. FINANCIAL AND SUPPLEMENTARY DATA

The total investment in impaired commercial and construction loans at December 31, 2002 and 2001 was $50,589,000 and $42,478,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at December 31, 2002 and 2001. Impaired commercial and construction loans amounting to $26,074,000 and $21,996,000 at December 31, 2002 and 2001, respectively, were covered by a valuation allowance of $4,752,000 and $4,181,000, respectively. Impaired commercial and construction loans amounting to $24,515,000 and $20,482,000 at December 31, 2002 and 2001, respectively, did not require a valuation allowance in accordance with SFAS 114. The average investment in impaired commercial and construction loans during the years ended December 31, 2002, 2001 and 2000, amounted to $46,147,000, $20,293,000 and $11,873,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income during the years ended December 31, 2002, 2001 and 2000, amounted to $4,041,000, $1,716,000 and $780,000, respectively.

5.	FORECLOSED REAL ESTATE HELD FOR SALE:

Foreclosed real estate held for sale at December 31, consisted of the following:

	2002	2001	2000

	(IN THOUSANDS)
Balance, foreclosed real estate held for sale:
Residential (1 - 4 units)	$701	$934	$90
Commercial	3,029	2,397	2,662

Total	3,730	3,331	2,752
Less valuation allowance	51	318	298

Foreclosed real estate held for sale — net	$3,679	$3,013	$2,454

6.	PREMISES AND EQUIPMENT:

Premises and equipment at December 31, consisted of the following:

	2002	2001

	(IN THOUSANDS)}

Land	$25,580	$13,153
Buildings and improvements	51,027	7,747
Furniture and equipment	24,894	23,190
Leasehold improvements	12,312	11,542
Construction in progress	3,758	2,951

Total	117,571	58,583
Less accumulated depreciation and amortization	21,362	17,910

Total	$96,209	$40,673

7.	DEPOSITS AND INTEREST EXPENSE:

Deposits at December 31, consisted of the following:

	2002	2001

	(IN THOUSANDS)
Noninterest bearings accounts	$156,143	$123,932
Passbook accounts	560,549	465,267
NOW accounts	138,434	115,977
Super NOW accounts	24,868	18,609
Money market accounts	15,303	6,806
Certificates of deposit	3,379,628	2,477,842

Total	4,274,925	3,208,433
Accrued interest payable	23,819	25,479

Total	$4,298,744	$3,233,912

The weighted average interest rate of all deposits at December 31, 2002 and 2001, was approximately 2.88% and 4.02%, respectively. At December 31, 2002, the aggregate amount of deposits in denominations of $100,000 or more was $619,280,000 ($583,979,000 at December 31, 2001). Deposits include brokered deposits of $2,546,000,000 and $1,572,000,000 at December 31, 2002 and 2001, respectively. Deposits of directors, executive officers, principal shareholders and organizations associated with them amounted to $8,287,000 and $7,273,000 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

YEAR ENDING
DECEMBER 31,

AMOUNT

(IN THOUSANDS)
2003	$2,405,338
2004	346,727
2005	156,099
2006	50,727
2007	54,043
Thereafter	366,694

Total	$3,379,628

At December 31, 2002, the Company had pledged investment securities held to maturity with a carrying value of $13,063,000 and mortgage-backed securities held to maturity with a carrying value of $33,545,000 to secure public funds, and mortgage-backed securities held to maturity with a carrying value of $483,000 as bond requirement for individual retirement accounts.

A summary of interest expense on deposits for the years ended December 31, follows:

		2002	2001	2000

			(IN THOUSANDS)
	Passbook	$12,520	$12,800	$12,491
	NOW, Super NOW and Money
	Market accounts	3,598	3,479	3,185
	Certificates of deposit	98,256	113,397	111,964

Total		$114,374	$129,676	$127,640

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

The Company enters into sales of securities under agreements to repurchase (“reverse repurchase agreements”). Reverse repurchase agreements are classified as secured borrowings and are reflected as a liability in the consolidated statements of financial condition. During the years ended December 31, 2002 and 2001, all of the Company’s transactions were fixed-coupon reverse repurchase agreements. Reverse repurchase agreements at December 31, 2002, include $433,198,000 of long-term agreements with fixed rate step-up schedule. During the period of such agreements, the securities were delivered to the counterparties. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities at the maturities of the agreements. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Reverse repurchase agreements at December 31, 2002, mature as follows: within 30 days $1,016,763,000; in 2003 12,730,000; in 2004 $315,750,000; in 2005 $663,650,000; in 2006 $47,500,000 and $1,040,948,000 thereafter. At December 31, 2002, with respect to reverse repurchase agreements amounting to $1,476,898,000, excluding FHLB reverse repurchase agreements (Note 10), the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter.

At December 31, 2002 and 2001, securities sold under agreements to repurchase (classified by counterparty) were as follows:

	2002		2001

		FAIR VALUE		FAIR VALUE
	BORROWING	OF UNDERLYING	BORROWING	OF UNDERLYING
	BALANCE	COLLATERAL	BALANCE	COLLATERAL

		(IN THOUSANDS)
UBS PaineWebber Incorporated of Puerto Rico	$1,038,538	$1,070,657	$255,730	$262,177
Federal Home Loan Bank of New York	692,470	700,612	649,000	702,801
Lehman Brothers Inc. and affiliates	524,148	637,285	733,950	754,046
Merrill Lynch Government Securities Inc. and affiliates	334,900	344,561	95,483	101,175
Bear, Stearns and Company, Inc.	146,441	163,073	13,283	14,230
Credit Suisse First Boston	104,285	107,412	—	—
Salomon Smith Barney Inc. and affiliates	100,000	105,569	50,000	55,575
Prudential Securities	81,559	82,854	—	—
Morgan Stanley Dean Witter	75,000	76,817	148,500	150,812
Keefe, Bruyette and Woods, Inc.	—	—	113,700	118,346

Total	$3,097,341	$3,288,840	$2,059,646	$2,159,162

Borrowings under reverse repurchase agreements at December 31, were collateralized as follows:

	2002		2001

	CARRYING	FAIR	CARRYING	FAIR
SECURITIES UNDERLYING	VALUE OF	VALUE OF	VALUE OF	VALUE OF
REVERSE REPURCHASE	UNDERLYING	UNDERLYING	UNDERLYING	UNDERLYING
AGREEMENTS	COLLATERAL	COLLATERAL	COLLATERAL	COLLATERAL

		(IN THOUSANDS)
U.S. Government and agencies obligations — held to maturity	$2,556,076	$2,563,199	$1,657,001	$1,654,518
U.S. Government and agencies obligations — available for sale	—	—	196,600	195,447
U.S. Government and agencies obligations purchased under agreements to resell	100,000	100,000	—	—
Mortgage-backed securities — held to maturity	621,680	620,228	280,443	280,042
Mortgage-backed securities - available for sale	—	—	29,062	29,155
Other investments — held to maturity	4,983	5,413	—	—

Total	3,282,739	$3,288,840	2,163,106	$2,159,162

Accrued interest receivable of underlying securities	20,198		10,211

Total	$3,302,937		$2,173,317

Average outstanding balances and maximum month-end outstanding balances during the years ended December 31, 2002 and 2001, and weighted average interest rates for the year and at year-end are indicated below:

	2002	2001

	(DOLLARS IN THOUSANDS)
Monthly average outstanding balance	$2,822,658	$1,521,005
Maximum outstanding balance at any month-end	3,561,167	2,059,646
Weighted average interest rate:
For the year	3.48%	5.38%
At year end	3.03	4.19

9.	LINES OF CREDIT:

As of December 31, 2002 and 2001, Westernbank had line of credit agreements with three commercial banks permitting Westernbank to borrow a maximum aggregate amount of $75,000,000. The agreements provide for unsecured advances to be used by Westernbank on an overnight basis. Interest rate is negotiated at the time of the transaction. The credit agreements are renewable annually.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK, TERM NOTES AND MORTGAGE NOTE PAYABLE:

Advances from Federal Home Loan Bank (“FHLB”), term notes and mortgage note payable at December 31, consisted of the following:

	2002		2001

		WEIGHTED		WEIGHTED
		INTEREST		INTEREST
	AMOUNT	RATE	AMOUNT	RATE

	(DOLLARS IN THOUSANDS)
ADVANCES FROM FHLB:
Fixed rate convertible advances (4.10% to 6.66%)	$120,000	5.10%	$120,000	5.10%

TERM NOTES - Variable rate notes (83% to 89% of three month LIBID rate)	—	—	$43,000	1.66%

MORTGAGE NOTE:
Fixed rate mortgage note	$37,822	8.05%	—	—

Advances and reverse repurchase agreements (Note 8) are received from the FHLB under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and reverse repurchase agreements, respectively. At December 31, 2002, convertible advances were secured by investment securities held to maturity amounting to $2,004,000 and mortgage loans amounting to $337,135,000. At the advance’s and reverse repurchase agreement’s first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advance and reverse repurchase agreements, including any accrued interest, on such optional conversion date.

Term notes amounting to $40,000,000 at December 31, 2001, were secured by irrevocable stand-by letters of credit issued by a commercial bank (the “issuer”) with credit values amounting to $40,900,000. Under the letters of credit securities pledge agreements, the Company delivered to the issuer specific investment securities having a fair value, determined monthly, of at least 105% of the face amount of the letters of credit. Term note amounting to $25,000,000 was repaid on April 3, 2002, and a term note amounting to $15,000,000 was repaid on May 31, 2002.

Term note amounting to $3,000,000 at December 31, 2001, was secured by a pledge of certain collateral pursuant to pledge agreements. Under the pledge agreements, the Company delivered to the note holders investments and mortgage-backed securities having a fair value determined every two weeks of at least 105% of the aggregate principal amount of the notes outstanding. This term note was repaid on December 15, 2002.

At December 31, 2002, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $37.8 million of a mortgage note, at an interest rate of 8.05% per annum up to September 11, 2009. Thereafter, the mortgage note will bear interest on the then outstanding principal balance (1) at a rate per annum equal to the greater of 13.05% or the Treasury Rate plus five percentage points or (2) at the rate of 10.05% per annum depending on certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

Advances from FHLB and the mortgage note payable by contractual maturities at December 31, 2002, were as follows:

YEAR ENDING	ADVANCES	MORTGAGE
DECEMBER 31,	FROM FHLB	NOTE PAYABLE

	(IN THOUSANDS)
2003	$14,000	$356
2004	—	378
2005	14,000	418
2006	50,000	454
2007	—	492
Thereafter	42,000	35,724

Total	$120,000	$37,822

11. INCOME TAXES:

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

The Code provides a dividend received deduction of 100%, on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt from income tax. As a result of the above, the Company’s effective tax rate is substantially below the statutory rate.

The provision for income taxes for the years ended December 31, consisted of the following:

	2002	2001	2000

		(IN THOUSANDS)
Current	$18,619	$11,750	$7,734
Deferred	(2,518)	(3,246)	(1,920)

Total	$16,101	$8,504	$5,814

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the years ended December 31, is as follows:

	2002	2001	2000

	(IN THOUSANDS)
Computed at Puerto Rico statutory rate	$39,805	$27,557	$19,657
Effect on provision of:
Exempt interest income, net	(25,700)	(20,791)	(13,864)
Net nondeductible expenses	12	26	105
Other	1,984	1,712	(84)

Provision for income taxes as reported	$16,101	$8,504	$5,814

Statutory tax rates	39%	39%	39%

Effective tax rates	16%	12%	12%

Deferred income tax assets (liabilities) as of December 31, 2002 and 2001, consisted of the following:

	2002	2001

	(IN THOUSANDS)
Allowance for loan losses	$17,247	$13,834
Unrealized losses (gains) on derivative instruments	(137)	891
Mortgage servicing rights	(751)	(816)
Allowance for foreclosed real estate held for sale	6	39
Other temporary differences	(32)	(47)

Total	16,333	13,901
Less valuation allowance	6	39

Deferred income taxes, net	$16,327	$13,862

Changes in the valuation allowance for deferred income tax assets were as follows:

	2002	2001	2000

	(IN THOUSANDS)
Balance — at January 1	$39	$39	$635
Decrease in valuation allowance	(33)	—	(596)

Balance — at December 31	$6	$39	$39

Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are not met.

12.	NET GAIN (LOSS) ON SALES AND VALUATION OF LOANS, SECURITIES AND OTHER ASSETS:

Net gain (loss) on sales and valuation of loans, securities and other assets for the years ended December 31, 2002, 2001 and 2000, consisted of the following:

	2002	2001	2000

	(IN THOUSANDS)
Trading account securities, mainly related to loans securitized	$(866)	$(192)	$(204)
Investment securities available for sale	1,508	351	(422)
Mortgage loans held for sale	306	(26)	43
Other	2	27	—

Total	$950	$160	$(583)

13.	COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition.

The Company, as a Puerto Rico chartered financial holding company, and its subsidiaries are each subject to extensive federal and local governmental supervision and regulation relating to its banking and insurance business. There are laws and regulations that restrict transactions between The Company and its subsidiaries. In addition, The Company benefits from favorable tax treatment of activities relating to the Westernbank International Division. Any change in such regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the applicable local legislatures, could have a substantial impact on Westernbank’s operations.

At December 31, 2002, the Company is obligated under noncancelable operating leases for banking premises. Certain leases contain escalation clauses providing for increased rental. Rent expense amounted to $2,435,000, $1,943,000, and $1,834,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The projected minimum rental payments under the leases with initial or remaining terms of more than one year, without considering renewal options, and expiring through 2025 are as follows:

YEAR ENDING	MINIMUM
DECEMBER 31,	RENT

(IN THOUSANDS)
2003	$2,026
2004	2,103
2005	2,142
2006	2,030
2007	1,765
Thereafter	16,045

Total	$26,111

14.	RETIREMENT BENEFIT PLANS:

PENSION PLAN

The Bank established a retirement plan for directors who were not also executive officers and who elected to retire after January 1, 1988. The Plan generally provided pension benefits ranging from 80% to 100% of the Director’s average remuneration based on consecutive years of service (vesting started after six years) and average earnings during the last five years (three years if the Director has served longer than 25 years). On February 24, 1989, the Plan was substantially amended to limit the pension benefits to only those directors who were founders of the Company, had attained the age of 50 years and had served for 25 consecutive years on the Board. The amended plan provided for pension benefits equal to the Director’s average remuneration during the last three years of service. The other Directors (non-founders) by approving this amendment waived and renounced their pension benefits under the Plan. The Plan was unfunded as of December 31, 2002 and 2001. The accumulated benefit obligation under this Plan is $159,000 and $186,000 as of December 31, 2002 and 2001, respectively.

PROFIT-SHARING AND DEFINED CONTRIBUTIONS PLANS

The Company has a non-contributory deferred profit-sharing plan, covering substantially all of its employees, which provides for retirement and disability benefits. The Company’s contribution to the profit-sharing plan is discretionary and is generally based on a formula related to net income. The Company’s contributions for the years ended December 31, 2002, 2001 and 2000 were $250,000 for each year.

The Company has a defined contribution plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company who have one year of service and are twenty-one years or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to a specified maximum. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company’s contributions plus actual earnings thereon are 100 percent vested after three years of credited service. In case of death or disability, a participant will be 100 percent vested regardless of the number of years of credited service. The Company’s contributions for the years ended December 31, 2002, 2001 and 2000, amounted to $305,000, $286,000 and $236,000, respectively.

15.	MINIMUM REGULATORY CAPITAL REQUIREMENTS:

The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. Westernbank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and by the Office of the Commissioner of Financial Institutions of Puerto Rico. Westernbank’s deposits are insured by the Savings Association Insurance Fund and by the Bank Insurance Fund, which are administered by the FDIC, up to $100,000 per depositor.

The Company (on a consolidated basis) and Westernbank (the “Companies”) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Companies’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Companies must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Companies met all capital adequacy requirements to which they are subject.

As of March 31, 2002, Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At December 31, 2002, there are no conditions or events that management believes have changed Westernbank’s category.

The Companies’ actual capital amounts and ratios as of December 31, 2002 and 2001, are also presented in the table below:

			MINIMUM		WELL CAPITALIZED UNDER
			CAPITAL		PROMPT CORRECTIVE
	ACTUAL		REQUIREMENT		ACTION PROVISIONS

	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

	(DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2002:
Total Capital to Risk Weighted Assets:
Consolidated	$631,037	13.83%	$365,016	8%	N/A	N/A
Westernbank	613,574	13.46	364,606	8	$455,757	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$583,923	12.93%	$180,623	4%	N/A	N/A
Westernbank	566,460	12.56	180,418	4	$270,628	6%
Tier I Capital to Average Assets:
Consolidated	$583,923	7.21%	$242,942	3%	N/A	N/A
Westernbank	566,460	7.02	241,921	3	$403,202	5%
AS OF DECEMBER 31, 2001:
Total Capital to Risk Weighted Assets:
Consolidated	$424,680	12.65%	$268,657	8%	N/A	N/A
Westernbank	407,793	12.15	268,594	8	$335,743	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$386,316	11.64%	$132,794	4%	N/A	N/A
Westernbank	369,429	11.13	132,763	4	$199,144	6%
Tier I Capital to Average Assets:
Consolidated	$386,316	7.17%	$161,675	3%	N/A	N/A
Westernbank	369,429	6.86	161,626	3	$269,377	5%

The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. Management believes that the Company will continue to meet its cash obligations as they become due and pay dividends as they are declared.

16.	COMMON AND PREFERRED STOCK TRANSACTIONS:

During 2002, 2001 and 2000, the Company acquired and retired shares of common stock as follows: $42,000 (1,678 shares) in 2002; $28,000 (1,700 shares) in 2001; and $4,781,000 (498,300 shares) in 2000.

On June 17, 2002, the Company declared a three-for-two split in a form of a stock dividend, for all stockholders of record as of June 28, 2002, distributed on July 10, 2002. The effect of the stock split resulted in a decrease to retained earnings and an increase in common stock of approximately $20.8 million.

During 2002, the Company issued 6,095,000 and 1,725,000 shares of the Company’s Common Stock and Series E Preferred Stock, respectively, providing a net capital infusion of approximately $97.9 million and $41.5 million, respectively.

During 2002, 2,000 shares of the convertible preferred stock Series A were converted for 2,984 shares of common stock.

The Company has issued the following non-cumulative, monthly income preferred stock (liquidation preference $25 per share):

			ISSUANCE		PROCEEDS FROM
ISSUANCE		DIVIDEND	PRICE PER	SHARES	ISSUANCE, NET OF	ISSUANCE
YEAR	TYPE OF PREFERRED STOCK	RATE	SHARE	ISSUED	ISSUANCE COSTS	COSTS

1998	Convertible, 1998 Series A	7.125%	$25	1,219,000	$29,143,000	$1,332,000
1999	Non-convertible, 1999 Series B	7.250	25	2,001,000	48,273,000	1,752,000
2001	Non-convertible, 2001 Series C	7.600	25	2,208,000	53,103,000	2,097,000
2001	Non-convertible, 2001 Series D	7.400	25	1,791,999	43,238,000	1,562,000
2002	Non-convertible, 2002 Series E	6.875	25	1,725,000	41,463,000	1,662,000

	Total			8,944,999	$215,220,000	$8,405,000

The preferred stock rank senior to the Company’s common stock as to dividends and liquidation rights. Each share of the 1998 Series A preferred stock is convertible, at the holder’s option, at any time on or after the 90th day following the issue date, into .995 shares of the Company’s common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $16.667 (as adjusted) per share of common stock.

The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the twelve month period beginning July 1 for 1998 Series A, May 28 for 1999 Series B, March 30 for the 2001 Series C, August 1 for the 2001 Series D and October 31 for 2002 Series E of the years indicated below, plus accrued and unpaid dividends, if any, to the date of redemption:

	REDEMPTION PRICE PER SHARE

DECEMBER 31,	SERIES A	SERIES B	SERIES C	SERIES D	SERIES E

2003	$25.75	—	—	—
2004	25.50	$26.00	—	—
2005	25.25	25.50	—	—
2006	25.00	25.00	$25.50	$25.50
2007	25.00	25.00	25.25	25.25	$25.50
2008	25.00	25.00	25.00	25.00	25.25
2009 and thereafter	25.00	25.00	25.00	25.00	25.00

17.	STOCK COMPENSATION PLANS:

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

The Company has only three exercise prices for options granted, all of them granted at three different dates. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2002:

	OUTSTANDING		EXERCISABLE

		WEIGHTED
		AVERAGE
	NUMBER	CONTRACT	NUMBER
EXERCISE PRICES	OPTIONS	LIFE (YEARS)	OPTIONS

$6.67	3,442,000	7.12	1,377,000
7.83	113,000	8.38	23,000
15.85	123,000	9.56	—

Total	3,678,000	7.24	1,400,000

18.	FINANCIAL INSTRUMENTS:

In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and commercial letters of credit is represented by the contractual notional amount of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties.

Commercial letters of credit are conditional commitments issued by the Company on behalf of a customer authorizing a third party to draw drafts on the Company up to a stipulated amount and with specified terms and conditions.

The contract amount of financial instruments, whose amounts represent credit risk at December 31, was as follows:

	2002	2001

	(IN THOUSANDS)
Commitments to extend credit:
Fixed rates	$16,710	$11,839
Variable rates	161,902	151,757
Unused lines of credit:
Commercial	64,037	53,723
Credit cards and other	77,776	75,683
Commercial letters of credit	4,574	2,340
Commitments to purchase mortgage loans	100,000	—

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

Interest-rate swap contracts used to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, mature between one to twenty years with a right by the counterparty to call after the first anniversary. The Company has an identical right to call the certificates of deposit.

In addition, the Company offers its customers certificates of deposit which contain an embedded derivative tied to the performance of Standard & Poor’s 500 Composite Stock Index that is bifurcated from the host deposit and recognized in the statement of financial condition in accordance with SFAS No. 133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses interest rate swap and option agreements with major broker dealer companies to manage its exposure to the stock market. Under the terms of the swap agreements, the Company will receive the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. Under the option agreements, the Company also will receive the average increase in the month-end value of the index but in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative instrument of the certificates of deposit and the interest rate swap and option agreements do not qualify for hedge accounting, these derivative instruments are marked to market through earnings.

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

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of December 31, was as follows:

	NOTIONAL AMOUNT

	2002	2001

TYPE OF CONTRACT	(IN THOUSANDS)

HEDGING ACTIVITIES:
FAIR VALUE HEDGE:
Interest rate swaps used to hedge fixed rate certificates of deposit	$528,227	$548,347
CASH FLOW HEDGE:
Interest rate swaps used to hedge variable rate:
Term notes	—	40,000

TOTAL	$528,227	$588,347

DERIVATIVES NOT DESIGNATED AS HEDGE:
Interest rate swaps (unmatched portion)	$1,773	$11,653
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	65,134	37,952
Purchased options used to manage exposure to the stock market on stock indexed deposits	28,773	1,623
Caps	—	100,000

TOTAL	$132,009	$187,557

At December 31, 2002, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of approximately $8.0 million, which was recorded as “Other Liabilities” and as a decrease to the hedged “Deposits” in the accompanying December 31, 2002 statement of financial condition.

At December 31, 2001, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $10.8 million, which was recorded as “Other Liabilities” and as a decrease to the hedged “Deposits” in the accompanying December 31, 2001 statement of financial condition.

At December 31, 2001, the fair value of the cash flow hedge derivative activities represented an unrealized loss of $356,000 and was recorded as “Other Liabilities” in the accompanying December 31, 2001, statement of financial condition. Their effect on “Other Comprehensive Income” at December 31, 2001, was a decrease of $217,000, net of taxes of $139,000. No such derivatives activities were outstanding as of December 31, 2002.

At December 31, 2002, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $6,056,000 and was recorded as part of “Other assets” $1,495,000, “Deposits” $1,618,000 and “Other liabilities” $5,933,000 in the accompanying December 31, 2002, statement of financial condition.

At December 31, 2001, the fair value of the derivatives not qualifying as a hedge represented an unrealized loss of $7,865,000, and was recorded as part of “Other Assets” $8,000, “Deposits” $3,821,000 and “Other Liabilities” $4,036,000 in the accompanying December 31, 2001, statement of financial condition.

A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at December 31, follows:

	2002	2001

	(DOLLARS IN THOUSANDS)
Pay floating/receive fixed:
Notional amount	$530,000	$560,000
Weighted average receive rate at year end	5.67%	6.13%
Weighted average pay rate at year end	1.90%	2.21%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .25% to plus .25%	100%	100%

	2002	2001

	(DOLLARS IN THOUSANDS)
Pay fixed/receive floating:
Notional amount	—	$40,000
Weighted average receive rate at year end	—	1.60%
Weighted average pay rate at year end	—	4.49%
Floating rate as a percentage of three month LIBOR, minus .10%	—	85% to 100%

The changes in notional amount of swaps outstanding during the years ended December 31, follows:

	2002	2001

	(IN THOUSANDS)
Beginning balance	$636,329	$834,979
New swaps	316,000	456,329
Called and matured swaps	(386,000)	(654,979)

Ending balance	$566,329	$636,329

At December 31, 2002, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

YEAR ENDING		EMBEDDED	PURCHASED
DECEMBER 31,	SWAPS	OPTIONS	OPTIONS

	(IN THOUSANDS)
2003	$115,000	$—	$—
2004	25,000	—	—
2005	15,000	—	—
2006	36,329	37,952	1,623
2007	7,500	27,182	27,150
Thereafter	367,500	—	—

Total	$566,329	$65,134	$28,773

Swap agreements amounting to $530,000,000 at December 31, 2002, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has on $528,227,000 of hedged certificates of deposit). During the years ended December 31, 2002 and 2001, various counterparties of swap agreements exercised their option to cancel their swaps and immediately, the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At December 31, 2002, the carrying value of the specific collateral held by the counterparties consisted of investments securities held to maturity of $11,589,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31, were as follows:

	2002		2001

	CARRYING	FAIR	CARRYING	FAIR
	VALUE	VALUE	VALUE	VALUE

	(IN THOUSANDS)
Financial Assets:
Cash and due from banks	$76,080	$76,080	$62,414	$62,414
Securities purchased under agreements to resell	261,847	261,847	136,096	136,096
Federal funds sold	197,300	197,300	20,037	20,037
Interest-bearing deposits in banks	17,459	17,459	26,214	26,214
Trading securities	—	—	4,609	4,609
Investment securities available for sale	160,887	160,887	281,682	281,682
Investment securities held to maturity	3,501,057	3,503,379	2,369,775	2,362,836
Federal Home Loan Bank stock	43,322	43,322	38,450	38,450
Mortgage loans held for sale	7,446	7,446	5,253	5,253
Loans (excluding allowance for loan losses)	3,801,471	3,867,590	2,876,768	2,924,974
Accrued interest receivable	46,653	46,653	32,820	32,820
Mortgage servicing rights	1,926	1,926	2,091	2,091
Derivative options purchased	1,495	1,495	323	323
FINANCIAL LIABILITIES:
Deposits:
Non-interest bearing	156,143	156,143	123,932	123,932
Interest bearing	4,118,782	4,143,616	3,084,501	3,081,878
Securities sold under agreements to repurchase	3,097,341	3,241,180	2,059,646	2,164,736
Advances from FHLB	120,000	123,631	120,000	133,227
Term notes	—	—	43,000	43,438
Mortgage note payable	37,822	40,701	—	—
Accrued interest payable	35,491	35,491	35,976	35,976
Interest rate swaps in a net payable position	13,955	13,955	15,164	15,164
Other	3,198	3,198	2,435	2,435

	2002		2001

	CONTRACT OR		CONTRACT OR
	NOTIONAL	FAIR	NOTIONAL	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE

		(IN THOUSANDS)
Off-Balance Sheet Items
LIABILITIES:
Commitments to extend credit	$178,612	$(1,588)	$163,596	$(1,622)
Unused lines of credit:
Commercial	64,037	(125)	53,723	(55)
Credit cards and other	77,776	(254)	75,683	(171)
Stand-by letters of credit	4,574	(46)	2,340	(23)
Commitments to purchase mortgage loans	100,000

19.	RESERVE FUND:

The Banking Law of Puerto Rico requires that a reserve fund be established by banking institutions and that annual transfers of at least 10% of net income be made, until such reserve fund equals 10% of total deposits or total paid-in capital, whichever is greater. Such transfers restrict the retained earnings, which would otherwise be available for dividends.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations (in thousands except for per share data):

2002	MARCH 31		JUNE 30		SEPT. 30	DEC. 31

Total interest income	$88,688		$94,469		$98,337	$104,240
Total interest expense	51,792		54,703		56,299	56,619

Net interest income	36,896		39,766		42,038	47,621
Provision for loan losses	3,624		3,467		3,828	4,164

Net interest income after provision for loan losses	33,272		36,299		38,210	43,457
Total other income, net	5,601		5,287		7,348	6,507
Total operating expenses	(16,754)		(17,605)		(19,731)	(19,827)

Income before income taxes	22,119		23,981		25,827	30,137
Provision for income taxes	4,227		3,911		3,152	4,811

Net income	$17,892		$20,070		$22,675	$25,326

Basic earnings per common share	$0.23	(1)	$0.27	(1)	$0.30	$0.32

Diluted earnings per common share	$0.23	(1)	$0.27	(1)	$0.30	$0.31

2001	MARCH 31		JUNE 30		SEPT. 30	DEC. 31

Total interest income	$84,432		$87,416		$87,521	$83,966
Total interest expense	55,816		55,525		55,301	51,627

Net interest income	28,616		31,891		32,220	32,339
Provision for loan losses	3,000		3,000		3,228	3,050

Net interest income after provision for loan losses	25,616		28,891		28,992	29,289
Total other income, net	4,907		3,275		5,066	4,933
Total operating expenses	(14,214)		(14,825)		(15,085)	(16,186)

Income before income taxes	16,309		17,341		18,973	18,036
Provision for income taxes	2,569		1,987		2,079	1,869

Net income	$13,740		$15,354		$16,894	$16,167

Basic and diluted earnings per common share (1)	$0.20	(1)	$0.21	(1)	$0.22 (1)	$0.20 (1)

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002.

21.	SEGMENT INFORMATION:

The Company’s management monitors and manages the financial performance of two reportable business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance, Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico, and the transactions of the parent company only, which mainly consists of other income related to the equity in the net income of its two subsidiaries. Separate condensed financial information of the Parent Company is provided in Note 22.

Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational structure by divisions, nature of the products, distribution channels, and the economic characteristics of the products were also considered in the determination of the reportable segments. The Company evaluates performance based on net interest income and other income. Operating expenses and the provision for income taxes are analyzed on a combined basis.

Westernbank Puerto Rico’s traditional banking operations consist of the Bank’s retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations) and deposits products. Consumer loans include loans such as personal, collateralized personal loans, credit cards, and small loans. Commercial products consist of commercial loans including commercial real estate, unsecured commercial and construction loans.

Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2002, 2001, and 2000 and for the years then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and purchasing of loans. Loans outstanding at December 31, 2002, 2001, and 2000 amounted to $56,833,000, $24,656,000, and $20,451,000, respectively.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.

	As of and for the year ended
	December 31, 2002

			Total Major	Other		Consolidated
	Puerto Rico	International	Segments	Segments	Eliminations	Total

	(In thousands)
Interest income:
Consumer loans	$52,818	$—	$52,818	$—	$—	$52,818
Commercial loans	100,328	2,615	102,943	—	—	102,943
Asset-based loans	—	—	—	15,800	—	15,800
Mortgage loans	49,114	—	49,114	—	—	49,114
Treasury and investment activities	66,485	97,821	164,306	1,875	(1,122)	165,059

Total interest income	268,745	100,436	369,181	17,675	(1,122)	385,734
Interest expense	161,948	51,914	213,862	6,673	(1,122)	219,413

Net interest income	106,797	48,522	155,319	11,002	—	166,321

Provision for loan losses	(13,179)	—	(13,179)	(1,904)	—	(15,083)

Other income, net:
Service charges and other fees on deposits	18,678	237	18,915	199	(199)	18,915
Trust account fees	—	—	—	604		604
Insurance commission fees	—	—	—	1,414	—	1,414
Asset-based lending related fees	—	—	—	1,572	—	1,572
Other	1,805	433	2,238	—	—	2,238

Total other income, net	20,483	670	21,153	3,789	(199)	24,743

Equity in income of subsidiaries, net	217	—	217	86,048	(86,265)	—

Total net interest income and other income	$114,318	$49,192	$163,510	$98,935	$(86,464)	$175,981

Total assets	$6,649,595	$2,083,259	$8,732,854	$1,292,391	$(1,820,168)	$8,205,077

	As of and for the year ended
	December 31, 2001

			Total Major	Other		Consolidated
	Puerto Rico	International	Segments	Segments	Eliminations	Total

	(In thousands)
Interest income:
Consumer loans	$43,561	$—	$43,561	$—	$—	$43,561
Commercial loans	93,944	2,315	96,259	—	—	96,259
Asset-based loans	—	—	—	7,319	—	7,319
Mortgage loans	60,246	—	60,246	—	—	60,246
Treasury and investment activities	57,705	77,525	135,230	1,083	(363)	135,950

Total interest income	255,456	79,840	335,296	8,402	(363)	343,335
Interest expense	174,888	40,243	215,131	3,501	(363)	218,269

Net interest income	80,568	39,597	120,165	4,901		125,066

Provision for loan losses	(12,070)	—	(12,070)	(208)	—	(12,278)

Other income, net:
Service charges and other fees on deposits	17,225	158	17,383	198	(198)	17,383
Trust account fees	—	—	—	256	—	256
Insurance commission fees	—	—	—	596	—	596
Asset-based lending related fees	—	—	—	624	—	624
Other	(1,283)	605	(678)		—	(678)

Total other income, net	15,942	763	16,705	1,674	(198)	18,181

Equity in income (loss) of subsidiaries	(192)	—	(192)	62,014	(61,822)	—

Total net interest income and other income	$84,248	$40,360	$124,608	$68,381	$(62,020)	$130,969

Total assets	$4,514,001	$1,825,915	$6,339,916	$642,398	$(1,094,120)	$5,888,194

	As of and for the year ended
	December 31, 2000

			Total Major	Other		Consolidated
	Puerto Rico	International	Segments	Segments	Eliminations	Total

	(In thousands)
Interest income:
Consumer loans	$38,831	$—	$38,831	$—	$—	$38,831
Commercial loans	82,305	1,726	84,031	—	—	84,031
Mortgage loans	60,634	—	60,634	—	—	60,634
Treasury and investment activities	63,838	43,253	107,091	—	—	107,091

Total interest income	245,608	44,979	290,587	—	—	290,587
Interest expense	167,040	25,097	192,137	—	—	192,137

Net interest income	78,568	19,882	98,450	—	—	98,450

Provision for loan losses	(8,700)	—	(8,700)	—	—	(8,700)

Other income, net:
Service charges and other fees on deposits	14,411	—	14,411	193	(193)	14,411
Trust account fees		—	—	10	—	10
Other	(572)	19	(553)	—	—	(553)

Total other income, net	13,839	19	13,858	203	(193)	13,868

Intersegment revenue (expense)	(266)	266	—	—	—	—
Equity in income (loss) of subsidiaries	(219)	—	(219)	44,586	(44,367)	—

Total net interest income and other income	$83,222	$20,167	$103,389	$44,789	$(44,560)	$103,618

Total assets	$3,344,581	$916,815	$4,261,396	$253,312	$(253,851)	$4,260,857

22.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY:

Condensed financial information pertaining only to W Holding Company, Inc. is as follows:

CONDENSED STATEMENT OF FINANCIAL CONDITION
(PARENT COMPANY ONLY)

	DECEMBER 31,

	2002	2001

	(IN THOUSANDS)
ASSETS Cash	$275	$1
Federal fund sold	1,000	—
Dividends and other accounts receivable from bank subsidiary	1,556	1,599
Investment security held to maturity	14,208	—
Investment in bank subsidiary	567,285	371,022
Investment in nonbank subsidiary	2,475	1,773
Advance to nonbank subsidiary	—	15,000
Accrued interest receivable	70	—

TOTAL ASSETS	$586,869	$389,395

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:
Dividends payable	$1,931	$1,419
Other liabilities	190	67

TOTAL LIABILITIES	2,121	1,486
STOCKHOLDERS’ EQUITY	584,748	387,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$586,869	$389,395

CONDENSED STATEMENT OF INCOME
(PARENT COMPANY ONLY)

	YEARS ENDED

	DECEMBER 31,

	2002	2001

	(IN THOUSANDS)
Dividends from bank subsidiary	$27,820	$22,138
Interest income on investment security	752	720

Total income	28,572	22,858
Operating expenses	842	512

Income before income taxes and increase in undistributed earnings of subsidiaries	27,730	22,346
Provision (credit) for income taxes — current	(4)	67

Income before increase in undistributed earnings of subsidiaries	27,734	22,279
Increase in undistributed earnings from :
Bank subsidiary	57,527	39,603
Nonbank subsidiary	702	273

Net income	$85,963	$62,155

CONDENSED STATEMENT OF CASH FLOW
(PARENT COMPANY ONLY)

	YEARS ENDED

	DECEMBER 31,

	2002	2001

	(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,963	$62,155
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in undistributed earnings of subsidiaries	(58,229)	(39,876)
Increase (decrease) in dividends and other accounts receivable from bank subsidiary	14,973	(700)
Increase in other liabilities	636	67

Net cash provided by operating activities	43,343	21,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in advance to bank subsidiary	—	(15,000)
Net increase in federal funds sold	(1,000)	—
Investment securities available for sale:
Purchases	(30,000)	—
Maturities	30,000	—
Capital contributions in subsidiaries	(139,942)	(81,740)
Purchase of nonbank subsidiary, net of cash acquired	—	(1,070)
Investment securities held to maturity:
Purchases	(15,755)	—
Proceeds from repayment	994	—

Net cash used in investing activities	(155,703)	(97,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stocks	139,942	96,341
Repurchase of common stock for retirement	—	(28)
Dividends paid	(27,308)	(20,148)

Net cash provided by financing activities	112,634	76,165

NET INCREASE IN CASH	274	1
CASH AT JANUARY 1, 2002	1	—

CASH AT DECEMBER 31, 2002	$275	$1

The principal source of income for the Company consists of dividends from its bank subsidiary, Westernbank. As a member subject to the regulations of the Federal Reserve Board, the Company must obtain approval from the Federal Reserve Board for any dividend if the total of all dividends by it in any calendar year would exceed the total of its consolidated net profits for the year, as defined by the Federal Reserve Board, combined with its retained net profits for the two preceding years. The payment of dividends by Westernbank to the Company may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. Up to December 31, 2000, the Company had no other operations other than those from its investment in Westernbank Puerto Rico and the stockholders’ equity transactions. Cash dividend paid by Westernbank to the Company amounted to $18,886,184 for the year ended December 31, 2000.

******

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Except for the tables below, the information required herein is incorporated by reference from the Proxy Statement.

STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information as of March 31, 2003, with respect to the amount of the Company’s common stock beneficially owned by each director of the Company, each nominee for election as a director, each of the named executive officers, by all directors and executive officers of the Company as a group and by each person believed by management to be the beneficial owner of more than 5% of the outstanding common stock of the Company.

	Amount and
	Nature of
	Beneficial		Percent
Name of Beneficial Owner	Ownership(1)		of Class

Ileana G. Carr	8,558,064	(2)	12.52%
Honorary Directress

Fredeswinda G. Frontera	7,260,773	(3)	10.62%
Directress

Cornelius Tamboer	2,494,860	(4)	3.65%
Director

FMR Corp.	3,549,427		5.19%

Frank C. Stipes, Esq.	2,809,538	(5)	4.11%
Chairman of the Board, President and Chief Executive Officer

Freddy Maldonado	1,281,341	(6)	1.87%
Chief Financial Officer and Vice President of Finance and Investment

Pedro Dominguez	415,500	(7)	*
Director

Ricardo Hernandez, CPA	55,671	(8)	*
Vice-President Comptroller

William Vidal, Esq.	54,329	(9)	*
First Vice-President - North Region

César A. Ruiz	38,550		*
Director and Secretary of the Board of Directors

Andrés Morgado, CPA	33,001	(10)	*
President Trust Division

Miguel Vazquez	16,416	(11)	*
President Business Credit Division

Alfredo Archilla	7,500	(12)	*
Vice President of Administration and Human Resources

All Directors and Executive Officers as a Group	23,064,093		33.75%

Equity Compensation Plan Information

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity compensation
	exercise of	exercise price of	plans (excluding securities
	outstanding options	outstanding options	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,400,000	$6.69	4,900,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,400,000	$6.69	4,900,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

•	Report of Independent Accountants

•	Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2002

•	Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income for each of the three years in the period ended December 31, 2002

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

•	Notes to Consolidated Financial Statements

(2)	Not applicable.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT
NO.	EXHIBIT

3.1	Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975)
3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, Filed on November 29, 2001
4.1	Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-76975)
4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on March 30, 2001)
4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on August 1, 2001)
4.4	Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed on October 31, 2002)
10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 No. 333-76975)
10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 333-76975)
10.4	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vazquez (incorporated by reference herein to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).
10.5	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).
23.1	Independent Auditors’ Consent

(b)	Reports Form 8-K.

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

W Holding Company, Inc.

By:	/s/ FRANK C. STIPES	Date: May 12, 2003

Frank C. Stipes, Chairman of the Board, Chief Executive Officer and President

CERTIFICATIONS

I, Frank C. Stipes, certify that:

1.     I have reviewed this annual report on Form 10-K/A of W Holding Company, Inc.

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

Date: May 12, 2003	By:	/s/ Frank C. Stipes

Chief Executive Officer

I, Freddy Maldonado, certify that:

1.     I have reviewed this annual report on Form 10-K/A of W Holding Company, Inc.

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

Date: May 12, 2003	By:	/s/ Freddy Maldonado

Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	EXHIBIT

3.1	Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975)
3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, Filed on November 29, 2001
4.1	Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-76975)
4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on March 30, 2001)
4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on August 1, 2001)
4.4	Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed on October 31, 2002)
10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 No. 333-76975)
10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 333-76975)
10.4	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vazquez (incorporated by reference herein to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).
10.5	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).
23.1	Independent Auditors’ Consent