Form 10-Q
period 2003-03-31
W HOLDING CO INC
filed 2003-05-15
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission File Number 000-27377

W HOLDING COMPANY, INC.

(Exact name of Registrant as Specified in its Charter)

Commonwealth of Puerto Rico (State or Other Jurisdiction of Incorporation or Organization)	66-0573197 (I.R.S. Employer Identification Number)

19 West McKinley Street
Mayagüez, Puerto Rico 00680
(Address of Principal Executive Offices) (Zip Code)

(787) 834-8000
(Registrant’s Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

As of April 30, 2003, there were 68,569,312 shares of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONTENTS

		Page

PART I FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition as of March 31, 2003 and December 31, 2002	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002	2
	Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income for the Three Months Ended March 31, 2003 and 2002	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	4-5
	Notes to Consolidated Financial Statements	6-25
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	26-55
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56-58
Item 4.	Controls and Procedures	59
PART II OTHER INFORMATION:
Item 6.	Exhibits and Reports on Form 8-K	60
SIGNATURES		61

Part I. Financial Information

Item 1. Financial Statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$77,154	$76,080
Money market instruments:
Federal funds sold and securities purchased under agreements to resell	367,727	459,147
Interest bearing deposits with banks	22,784	17,459
Investment securities available for sale, at fair value	97,940	160,887
Investment securities held to maturity, with a fair value of $4,072,780 in 2003 and $3,503,379 in 2002	4,058,925	3,501,057
Federal Home Loan Bank stock, at cost	39,807	43,322
Mortgage loans held for sale, at lower of cost or fair value	4,423	7,446
Loans, net of allowance for loan losses of $51,454 in 2003 and $47,114 in 2002	3,972,405	3,754,357
Accrued interest receivable	45,581	46,653
Premises and equipment, net	95,594	96,209
Deferred income taxes, net	21,641	16,327
Other assets	42,271	26,133

TOTAL	$8,846,252	$8,205,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$4,536,091	$4,298,744
Securities sold under agreements to repurchase	3,499,933	3,097,341
Advances from Federal Home Loan Bank	120,000	120,000
Mortgage note payable	37,724	37,822
Other liabilities	61,561	66,422

Total liabilities	8,255,309	7,620,329

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value per share (liquidation preference $25 per share); authorized 20,000,000 shares; issued and outstanding 8,926,829 and 8,942,999 shares at March 31, 2003 and December 31, 2002, respectively	8,927	8,943
Common stock — $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 68,370,486 and 68,346,306 at March 31, 2003 and December 31, 2002, respectively	68,370	68,346
Paid-in capital	319,363	319,106
Retained earnings:
Reserve fund	33,507	32,011
Undivided profits	162,431	157,442
Accumulated other comprehensive loss	(1,655)	(1,100)

Total stockholders’ equity	590,943	584,748

TOTAL	$8,846,252	$8,205,077

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31,

	2003	2002

INTEREST INCOME:
Loans, including loan fees	$63,418	$50,281
Investment securities	28,584	27,350
Mortgage and asset-backed securities	8,746	9,870
Money market instruments	2,600	1,187

Total interest income	103,348	88,688

INTEREST EXPENSE:
Deposits	29,497	26,899
Securities sold under agreements to repurchase	23,134	22,909
Advances from Federal Home Loan Bank	1,529	1,529
Term notes	—	455

Total interest expense	54,160	51,792

NET INTEREST INCOME	49,188	36,896
PROVISION FOR LOAN LOSSES	6,228	3,624

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,960	33,272

OTHER INCOME (LOSS):
Service charges on deposit accounts and other fees	6,097	5,282
Unrealized gain on derivative instruments	498	348
Net loss on sales and valuation of loans, securities and other assets	(14,444)	(29)

Total other income (loss), net	(7,849)	5,601

TOTAL NET INTEREST INCOME AND OTHER INCOME	35,111	38,873

OPERATING EXPENSES:
Salaries and employees’ benefits	8,355	6,327
Equipment	2,116	2,232
Occupancy	1,669	1,349
Advertising	1,229	1,392
Printing, postage, stationery and supplies	932	683
Telephone	571	501
Other	4,327	4,270

Total operating expenses	19,199	16,754

INCOME BEFORE PROVISION FOR INCOME TAXES	15,912	22,119

PROVISION FOR INCOME TAXES:
Current	6,324	5,450
Deferred	(5,291)	(1,223)

Total provision for income taxes	1,033	4,227

NET INCOME	$14,879	$17,892

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$10,814	$14,565

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.23 (1)

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002.

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,

	2003	2002

Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$8,943	$7,220
Conversion of preferred stock	(16)	—

Balance at end of period	8,927	7,220

Common stock:
Balance at beginning of period	68,346	41,500
Issuance of common stock upon conversion of preferred stock	24	—

Balance at end of period	68,370	41,500

Paid-in capital:
Balance at beginning of period	319,106	187,628
Issuance of common stock upon conversion of preferred stock	257	—

Balance at end of period	319,363	187,628

Reserve fund:
Balance at beginning of period	32,011	23,476
Transfer from undivided profits	1,496	1,767

Balance at end of period	33,507	25,243

Undivided profits:
Balance at beginning of period	157,442	128,583
Net income	14,879	17,892
Cash dividends on common stock	(4,329)	(3,320)
Cash dividends on preferred stock	(4,065)	(3,326)
Transfer to reserve fund	(1,496)	(1,767)

Balance at end of period	162,431	138,062

Accumulated other comprehensive loss:
Balance at beginning of period	(1,100)	(498)
Other comprehensive loss	(555)	(4,958)

Balance at end of period	(1,655)	(5,456)

Total Stockholders’ Equity	$590,943	$394,197

Comprehensive income:
Net income	$14,879	$17,892

Other comprehensive loss, net of income tax:
Unrealized net losses on securities available for sale:
Unrealized holding losses arising during the period	(578)	(5,142)

Cash flow hedges:
Unrealized net derivative gain arising during the period	—	282

Income tax effect	23	(98)

Net change in other comprehensive loss, net of income taxes	(555)	(4,958)

Total Comprehensive Income	$14,324	$12,934

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,879	$17,892
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for:
Loan losses	6,228	3,624
Foreclosed real estate held for sale	—	21
Depreciation and amortization on:
Premises, equipment and other	1,721	1,477
Foreclosed real estate held for sale	81	15
Mortgage servicing rights	312	167
Deferred income taxes	(5,291)	(1,223)
Amortization of premium (discount) on:
Investment securities available for sale	(146)	(167)
Investment securities held to maturity	(601)	(3,026)
Mortgage-backed securities held to maturity	1,225	(214)
Loans	410	368
Amortization of discount on deposit	585	341
Amortization of deferred loan origination fees, net	(1,546)	(1,242)
Net loss (gain) on sale and in valuation of:
Investment securities held to maturity	15,701	—
Mortgage loans held for sale	2,689	(90)
Derivative instruments	(498)	(348)
Foreclosed real estate held for sale	(10)	(3)
Originations of mortgage loans held for sale	(9,153)	(6,627)
Decrease (increase) in:
Trading securities	6,665	12,807
Accrued interest receivable	1,072	(15,459)
Other assets	(15,793)	746
Increase (decrease) in:
Accrued interest on deposits and borrowings	5,102	(36)
Other liabilities	1,114	11,256

Net cash provided by operating activities	24,746	20,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest bearing deposits with banks	(5,325)	(4,883)
Net decrease in federal funds sold and securities purchased under agreements to resell	91,420	708
Investment securities available for sale:
Purchases	—	(489,605)
Proceeds from principal repayment	49,838	31,181
Investment securities held to maturity:
Purchases	(6,261,739)	(3,249,676)
Proceeds from redemption and repayment	5,788,005	3,034,731
Mortgage-backed securities held to maturity:
Purchases	(342,717)	(80,445)
Proceeds from principal repayment	255,052	68,787
Loans:
Purchases	(25,007)	(25,016)
Other increase	(192,621)	(91,924)
Purchase of options	(109)	(435)
Proceeds from sales of foreclosed real estate held for sale	110	75
Additions to premises and equipment	(1,095)	(519)
Redemption (purchase) of Federal Home Loan Bank stock	3,515	(1,213)
Purchase of companies, net of cash acquired	—	(11,496)

Net cash used in investing activities	(640,673)	(819,730)

Forward	$(615,927)	$(799,451)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,

	2003	2002

Forward	$(615,927)	$(799,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	223,459	154,694
Net increase (decrease) in securities sold under agreements to repurchase	(193,573)	440,656
Securities sold under agreements to repurchase with original maturities over three months:
Proceeds	725,100	199,393
Payments	(128,935)	—
Payments on mortgage note payable	(98)	—
Net decrease in advances from borrowers for taxes and insurance	(841)	(558)
Dividends paid	(8,111)	(6,410)

Net cash provided by financing activities	617,001	787,775

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	1,074	(11,676)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	76,080	62,414

CASH AND DUE FROM BANKS, END OF PERIOD	$77,154	$50,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$49,058	$51,879
Noncash activities:
Building acquired on purchase of partnership	—	49,852
Other assets acquired on purchase of partnership	—	249
Mortgage note assumed on purchase of partnership interest	—	38,062
Accrued dividends payable	2,214	1,661
Net increase in other comprehensive loss	(555)	(4,956)
Mortgage loans securitized and transferred to trading securities	6,665	8,411
Transfer from held to maturity to available for sale	13,158	—
Transfer from loans to foreclosed real estate held for sale	281	293
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	289	145
Capitalized mortgage servicing rights	1,348	162
Unpaid additions to premises and equipment	11	12
Transfer from undivided profits to reserve fund	2,471	1,767
Effect in valuation of derivatives and their hedge items:
(Decrease) in other assets	(626)	—
Increase in deposits	(3,464)	(8,420)
Increase in other liabilities	3,393	8,603
Conversion of preferred stock into common stock:
Preferred stock	(16)	—
Paid in capital	(257)	—
Common stock	14	—

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly owned subsidiaries, Westernbank Puerto Rico (“Westernbank” or the “Bank”) and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. The Bank, which was founded as a savings institution in 1958, is a Puerto Rico chartered commercial bank, deposits in which are insured to applicable limits by the United States Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent offering property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at March 31, 2003 and December 31, 2002, and for the three month periods ended March 31, 2003 and 2002 were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial-related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

The Company is the third largest public banking holding company in Puerto Rico, as measured by total assets as of March 31, 2003. As of March 31, 2003, it had total assets of $8.85 billion, an investment portfolio of $4.59 billion, a loan portfolio-net of $3.97 billion, deposits of $4.54 billion and stockholders’ equity of $590.9 million.

Westernbank operates through 51 full service branch offices located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a fully functional banking site on the Internet. In addition, it operates four divisions: Westernbank International Division, which is an International Banking Entity (IBE) under Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a new division created in July 2002, which specializes in small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000 through 19 full-service branches (including 13 new branches and six re-designated branches). Westernbank owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at March 31, 2003 and December 31, 2002, and for the three months period ended March 31, 2003, and for the year ended December 31, 2002, were not significant.

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

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2002, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flow for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

2.     EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three months ended March 31, 2003 and 2002, were computed by dividing the income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during the same periods, as follows:

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands,
	except per share data)
Basic and diluted earnings per common share:
Net income	$14,879	$17,892
Less preferred stock dividends	4,065	3,327

Income attributable to common stockholders	$10,814	$14,565

Weighted average number of common shares outstanding for the period	68,348,653	62,250,000

Dilutive potential common shares — Options	1,264,049	521,783

Total	69,612,702	62,771,783

Basic and diluted earnings per common share	$0.16	$0.23

On June 17, 2002, the Company declared a three-for-two stock split in the form of a stock dividend on its common stock, for all stockholders of record as of June 28, 2002, distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock by $20.8 million.

On August 21 and 28, 2002, the Company issued 5,300,000 and 795,000 shares, respectively, of its Common Stock in an underwritten public offering. The common shares were issued at a price of $17.00 per share. Proceeds from the issuances of common stock amounted to $97,875,213, net of $5,739,787 in issuance costs.

During the first quarter ended March 31, 2003, 16,170 shares of the convertible preferred stock series A were converted for 24,130 shares of common stock.

3.     DIVIDENDS DECLARED PER COMMON SHARE

The Company’s Board of Directors has adopted an ongoing policy that provides for the distribution of dividends to common shareholders on the basis of a percentage of the average earnings for the last two preceding years. The same are paid monthly on the 15th day of each month for stockholders of record as of the last day of the preceding month.

On January 31, 2003, the Company’s Board of Directors approved an increase in its annual dividend payments to stockholders in 2003 to $0.27 per share.

The Company’s cash dividends declared per share for the first three months of year 2003 and 2002 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (2)

YEAR 2003 January 31, 2003	February 15, 2003	$0.02250
February 28, 2003	March 15, 2003	0.02250
March 31, 2003	April 15, 2003	0.02250

Total		$0.06750

YEAR 2002(1)
January 31, 2002	February 15, 2002	$0.01778
February 28, 2002	March 15, 2002	0.01778
March 31, 2002	April 15, 2002	0.01778

Total		$0.05334

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002.

(2)	Dividend amounts in the table are rounded.

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2003	Cost	Gains	Losses	Value

	(In thousands)
Available for sale:
Mortgage-backed securities- Collateralized mortgage obligations (CMO)	$68,728	$269	$1	$68,996
Asset-back securities	13,159	—	—	13,159
Other investments	17,702	50	1,967	15,785

Total	$99,589	$319	$1,968	$97,940

Held to maturity:
U.S. Government and agencies obligations	$3,199,586	$9,988	$300	$3,209,274
Puerto Rico Government and agencies obligations	19,695	451	—	20,146
Commercial paper	25,000	—	—	25,000
Corporate notes	66,768	2,576	—	69,344

Subtotal	3,311,049	13,015	300	3,323,764

Mortgage and asset-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	9,574	585	—	10,159
Government National Mortgage Association (GNMA) certificates	12,229	604	—	12,833
Fannie Mae (FNMA) certificates	6,503	427	—	6,930
CMO certificates	679,460	1,535	2,011	678,984
Asset-backed securities	40,110	—	—	40,110

Subtotal	747,876	3,151	2,011	749,016

Total	$4,058,925	$16,166	$2,311	$4,072,780

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

	(In thousands)
Available for sale:
Mortgage-backed securities - CMO	$144,378	$898	$—	$145,276
Other investments	17,580	230	2,199	15,611

Total	$161,958	$1,128	$2,199	$160,887

Held to maturity:
U.S. Government and agencies obligations	$2,671,344	$7,783	$376	$2,678,751
Puerto Rico Government and agencies obligations	19,695	245	30	19,910
Commercial paper	74,997	—	—	74,997
Corporate notes	66,697	3,173	—	69,870

Subtotal	2,832,733	11,201	406	2,843,528

Mortgage and other asset-backed securities:
FHLMC certificates	10,435	636	—	11,071
GNMA certificates	13,657	686	—	14,343
FNMA certificates	6,906	447	—	7,353
CMO certificates	565,068	986	3,366	562,688
Asset-backed securities	72,258	250	8,112	64,396

Subtotal	668,324	3,005	11,478	659,851

Total	$3,501,057	$14,206	$11,884	$3,503,379

The amortized cost and fair value of investment securities available for sale and held to maturity at March 31, 2003, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:

	AVAILABLE FOR SALE		HELD TO MATURITY

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$—	$—	$45,107	$45,390
Due after one year through five years	—	—	2,748,572	2,756,760
Due after five years through ten years	—	—	294,000	295,979
Due after ten years	17,702	15,785	223,370	225,635

Subtotal	17,702	15,785	3,311,049	3,323,764
Mortgage and other asset-backed securities	81,887	82,155	747,876	749,016

Total	$99,589	$97,940	$4,058,925	$4,072,780

The Company use certain methods and assumptions in estimating fair values of financial instruments. (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Fair value of Financial Instruments of the Company’s Consolidated Financial Statements as of December 31, 2002 and 2001 and for the three years ended December 31, 2002.)

The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, available secondary market prices from broker/dealers, and the Company’s intention and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

The impairment analysis on the mortgage and other asset-backed securities is done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, as well as on sensitivity and expected cash flows analysis made by major brokerage houses. The Company also considers its intent and ability to hold these securities. If management believes, based on the analysis, that the principal, and available secondary market prices from broker/dealers and interest obligations on any mortgage and other asset-backed security will not be received on a timely manner, the security is written down to management’s estimate of fair value.

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

In applying the foregoing analysis, management concluded that at March 31, 2003, its investment in corporate bonds and loans obligations (“CBO’s and CLO’s”) were other-than-temporary impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and 15, 2003, respectively. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. In line with such decline, management concluded, based on these facts and the secondary market prices that a $15.7 million other-than-temporary impairment write-down adjustment was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. As of March 31, 2003, no defaults have occurred within the securities portfolio underlying the CBO’s and CLO’s. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO that were downgraded as available for sale as of March 31, 2003.

Management will continue its ongoing monitoring of the Company’s investment securities to identify any other-than-temporary impairment.

5.     LOANS

The loan portfolio consisted of the following:

	March 31,	December 31,
	2003	2002

	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$1,819,865	$1,648,994
Conventional:
One-to-four family residences	798,053	827,902
Other properties	2,720	2,447
Construction and land acquisition	195,096	186,208
Insured or guaranteed — Federal Housing Administration, Veterans Administration, and others	20,833	17,201

Total	2,836,567	2,682,752

Plus (less):
Undisbursed portion of loans in process	(4,716)	(4,942)
Premium on loans purchased — net	1,373	1,485
Deferred loan fees — net	(9,975)	(5,624)

Total	(13,318)	(9,081)

Real estate loans — net	2,823,249	2,673,671

OTHER LOANS:
Commercial loans	429,053	382,416
Loans on deposits	32,099	32,803
Credit cards	56,414	56,658
Consumer loans	684,391	655,713
Plus (less):
Premium on loans purchased — net	2,989	3,225
Deferred loan fees — net and unearned interest	(4,336)	(3,015)

Other loans — net	1,200,610	1,127,800

TOTAL LOANS	4,023,859	3,801,471
ALLOWANCE FOR LOAN LOSSES	(51,454)	(47,114)

LOANS — NET	$3,972,405	$3,754,357

The total investment in impaired commercial and construction loans at March 31, 2003 and December 31, 2002, was $42,509,000 and $50,589,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at March 31, 2003 and December 31, 2002. Impaired commercial and construction loans amounting to $25,009,000 and $26,074,000 at March 31, 2003 and December 31, 2002, respectively, were covered by a valuation allowance of $4,752,000 for both periods. Impaired commercial and construction loans amounting to $17,500,000 at March 31, 2003 and $24,515,000 at December 31, 2002, did not require a valuation allowance in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. The average investment in impaired commercial and construction loans for the three-month periods ended March 31, 2003 and 2002, amounted to $44,209,000 and $40,157,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest in impaired commercial and construction loans collected and recognized as income for the three-month periods ended March 31, 2003 and 2002, amounted to $577,000 and $804,000, respectively.

6.     PLEDGED ASSETS

At March 31, 2003, residential mortgage loans and investment securities held to maturity amounting to $704,009,000 and $3,784,700,000, respectively, were pledged to secure public fund, individual retirement account deposits, securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, and interest rate swap agreements. Pledged investment securities held to maturity amounting to $3,725,226,000 at March 31, 2003, can be repledged.

7.     DEPOSITS

A comparative summary of deposits as of March 31, 2003 and December 31, 2002, follows:

	2003	2002

	(In thousands)
Noninterest bearing accounts	$165,898	$156,143
Passbook accounts	571,842	560,549
NOW accounts	153,887	138,434
Super NOW accounts	26,146	24,868
Money market accounts	19,538	15,303
Certificates of deposit	3,570,884	3,379,628

Total	4,508,195	4,274,925
Accrued interest payable	27,896	23,819

Total	$4,536,091	$4,298,744

8.     INCOME TAXES

Under the Puerto Rico Internal Revenue Code (the “Code”), all companies are treated as separate taxable entities and are not allowed to file consolidated tax returns. The Company, Westernbank and Westernbank Insurance Corp. are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank, elected to be treated as a special partnership under the Code; accordingly, its net income is taxed by Westernbank.

The Code provides a dividend received deduction of 100% on dividends received from wholly-owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. As a result of the above, the Company’s effective tax rate is substantially below the statutory rate.

A reconciliation of the provision of income taxes computed by applying the Puerto Rico income tax statutory rate to tax provision as reported for the three-month periods ended March 31, 2003 and 2002 is as follows:

	2003	2002

	(In thousands)
Computed at Puerto Rico statutory rate	$6,206	$8,626
Effect on provision of:
Exempt interest income, net	(6,860)	(3,034)
Net nondeductible expenses	(48)	(35)
Other	1,735	(1,330)

Provision for income taxes as reported	$1,033	$4,227

Statutory tax rate	39%	39%

Effective tax rate	7%	19%

Deferred income tax assets (liabilities) as of March 31, 2003 and December 31, 2002, consisted of the following:

	2003	2002

	(In thousands)
Allowance for loan losses	$18,939	$17,247
Unrealized gains on derivative instruments	(294)	(137)
Mortgage servicing rights	(1,155)	(751)
Allowance for foreclosed real estate held for sale	6	6
Other temporary differences	4,151	(32)

Total	21,647	16,333
Less valuation allowance	6	6

Deferred income tax asset, net	$21,641	$16,327

Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are not met.

9.     FINANCIAL INSTRUMENTS

Derivative financial instruments - The Company utilizes various derivative instruments for hedging purposes and other than hedging purposes such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Company controls the credit risk of its derivative financial instrument agreements through credit approvals, limits and monitoring procedures.

The Company enters into interest-rate swap contracts in managing its interest rate exposure. Interest-rate swap contracts generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Interest rate swaps are the most common type of derivative contract that the Company utilizes. Situations in which the Company utilizes interest rate swaps are: a) to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, and b) to convert its variable rate -term notes and FHLB advances (liabilities) to a fixed rate. By entering into the swap, the principal amount of the hedged item would generally remain unchanged but the interest payment streams would change.

Interest-rate swap contracts used to convert its fixed-rate certificates of deposit (liabilities) to a variable rate mature between ten to twenty years with a right by the counterparty to call after the first anniversary. The Company has an identical right to call the certificates of deposit.

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

Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument or index, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of March 31, 2003 and December 31, 2002, was as follows:

	Notional Amount

Type of Contract	2003	2002

	(In thousands)
Hedging activities:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$503,464	$528,227

Derivatives not designated as hedge:
Interest rate swaps (unmatched portion)	$1,536	$1,773
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	65,560	65,134
Purchased options used to manage exposure to the stock market on stock indexed deposits	29,382	28,773

Total	$132,807	$132,009

At March 31, 2003, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $3.3 million, which was recorded as “Other Liabilities” and as an decrease to the hedged “Deposits” in the accompanying March 31, 2003 statement of financial condition.

At December 31, 2002, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of approximately $8.0 million, which was recorded as “Other Liabilities” and as a decrease to the hedged “Deposits” in the accompanying December 31, 2002, statement of financial condition.

At March 31, 2003, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $5,655,000 and was recorded as part of “Other assets” $978,000, “Deposits” $1,003,000 and “Other liabilities” $5,630,000 in the accompanying March 31, 2003, statement of financial condition.

At December 31, 2002, the fair value of the derivatives not qualifying as a hedge represented an unrealized net loss of $6,056,000 and was recorded as part of “Other Assets” $1,495,000, “Deposits” $1,618,000 and “Other Liabilities” $5,933,000 in the accompanying December 31, 2002, statement of financial condition.

A summary of the types of swaps used and their terms at March 31, 2003 and December 31, 2002, follows:

	2003	2002

	(In thousands)
Pay floating/receive fixed:
Notional amount	$505,000	$530,000
Weighted average receive rate at period end	4.95%	5.67%
Weighted average pay rate at period end	1.46%	1.90%
Floating rate in percentage of three month LIBOR, plus a spread ranging from minus .22% to plus ..25%	100%	100%

The changes in notional amount of swaps during the three months ended March 31, 2003 follows:

(In thousands)
Balance at December 31, 2002	$566,329
New swaps	187,500
Called and matured swaps	(212,500)

Ending balance	$541,329

During the three months ended March 31, 2003, various counterparties of swap agreements exercised their option to cancel their swaps and immediately, the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At March 31, 2003, the interest rate swaps, embedded options and purchased options maturities by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options

	(In thousands)
2003	$60,000	$—	$—
2004	25,000	—	—
2005	15,000	—	—
2006	46,329	37,952	1,623
2007 and thereafter	395,000	27,608	27,759

Total	$541,329	$65,560	$29,382

Off-balance sheet instruments. In the ordinary course of business the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Committed Resources. At March 31, 2003 and December 31, 2002, the Company had outstanding the following contract amount of financial instruments whose amounts represent credit risk:

	2003	2002

	(In thousands)
Commitments to extend credit:
Fixed rates	$19,634	$16,710
Variable rates	144,225	161,902
Unused lines of credit:
Commercial	73,196	64,037
Credit cards and other	109,571	77,776
Commercial letters of credit	9,151	4,574
Commitments to purchase mortgage loans	74,688	100,000

Total	$430,465	$424,999

Such commitments will be funded in the normal course of business from the Company’s principal sources of funds. At March 31, 2003, the Company had $2.60 billion in deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regards to such commitments.

STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 6,300,000 shares (as adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002 and distributed on July 10, 2002) of common stock can be granted. Also, options for up to 6,300,000 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. At March 31, 2003, the Company had outstanding 3,678,000 options (as adjusted) under the 1999 Qualified Stock Option Plan. These options were granted to various executive officers and employees, which will become fully exercisable after five years following the grant date. During the year ended December 31, 2002, the Company granted 122,500 options (as adjusted) to various executive officers. No options were granted during the three months ended March 31, 2003. None of the options were exercised or forfeited in 2003 and 2002.

The Company has only three exercise prices for options granted, all of them granted at three different dates. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at March 31, 2003:

	Outstanding		Exercisable

		Weighted
		Average
		Remaining
	Number of	Contract	Number of
Exercise Price	Options	Life (Years)	Options

$6.67	3,442,000	6.88	2,013,000
7.83	113,000	8.14	23,000
15.85	123,000	9.56	—

Total	3,678,000		2,036,000

Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No.148, compensation cost to be recognized in future years is the same that would have been recognized had the recognition provisions of FASB No.123 been applied from its original effective date. Results prior to 2003 will not be restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the quarter ended March 31, 2003 was a charge of $265,000.

10.     SEGMENT INFORMATION

The Company’s management monitors and manages the financial performance of two reportable business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico, and the transactions of the parent company only, which mainly consists of other income related to the equity in the net income of its two subsidiaries.

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

Westernbank Puerto Rico’s traditional banking operations consist of the Bank’s retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations) and deposit products. Consumer loans include loans such as personal, collateralized personal loans, credit cards, and small loans. Commercial products consist of commercial loans including commercial real estate, unsecured commercial and construction loans.

Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of March 31, 2003 and December 31, 2002, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and purchasing of loans. Loans outstanding at March 31, 2003 and December 31, 2002, amounted to $60,931,000 and $56,833,000, respectively.

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

	As of and for the three months ended
	March 31, 2003

			Total Major	Other		Total
	Puerto Rico	International	Segments	Segments	Eliminations	Consolidated

	(In thousands)
Interest income:
Consumer loans	$18,011	$—	$18,011	$—	$—	$18,011
Commercial loans	27,011	809	27,820	—	—	27,820
Asset-based loans	—	—	—	5,715	—	5,715
Mortgage loans	11,871	—	11,871	—	—	11,871
Treasury and investment activities	20,102	19,626	39,728	571	(368)	39,931

Total interest income	76,995	20,435	97,430	6,286	(368)	103,348
Interest expense	42,362	10,149	52,511	2,017	(368)	54,160

Net interest income	34,633	10,286	44,919	4,269		49,188

Provision for loan losses	(5,536)	—	(5,536)	(692)	—	(6,228)

Other income (loss), net:
Service charges on deposits and other fees	4,849	36	4,885	55	(55)	4,885
Trust account fees	—	—	—	149	—	149
Insurance commission fees	—	—	—	458	—	458
Asset-based lending related fees	—	—	—	605	—	605
Other	(13,946)	—	(13,946)	—	—	(13,946)

Total other income (loss), net	(9,097)	36	(9,061)	1,267	(55)	(7,849)

Equity in income of subsidiaries	244	—	244	25,705	(25,949)	—

Total net interest income and other income	$20,244	$10,322	$30,566	$30,549	$(26,004)	$35,111

Total assets	$7,109,089	$2,190,242	$9,299,331	$1,438,295	$(1,891,374)	$8,846,252

	As of December 31, 2002 and for the
	three months ended March 31, 2002

			Total Major	Other		Total
	Puerto Rico	International	Segments	Segments	Eliminations	Consolidated

	(In thousands)
Interest income:
Consumer loans	$10,839	$—	$10,839	$—	$—	$10,839
Commercial loans	23,492	422	23,914	—	—	23,914
Asset-based loans	—	—	0	2,806	—	2,806
Mortgage loans	12,722	—	12,722	—	—	12,722
Treasury and investment activities	13,191	25,046	38,237	321	(151)	38,407

Total interest income	60,244	25,468	85,712	3,127	(151)	88,688
Interest expense	37,462	13,173	50,635	1,308	(151)	51,792

Net interest income	22,782	12,295	35,077	1,819		36,896

Provision for loan losses	(3,500)	—	(3,500)	(124)	—	(3,624)

Other income, net:
Service charges on deposits and other fees	4,311	17	4,328	50	(50)	4,328
Trust account fees	—	—	—	60	—	60
Insurance commission fees	—	—	—	208	—	208
Asset-based lending related fees	—	—	—	686	—	686
Other	319	—	319	—	—	319

Total other income, net	4,630	17	4,647	1,004	(50)	5,601

Equity in income of subsidiaries	144	—	144	17,904	(18,048)	—

Total net interest income and other income	$24,056	$12,312	$36,368	$20,603	$(18,098)	$38,873

Total assets	$6,649,595	$2,083,259	$8,732,854	$1,292,391	$(1,820,168)	$8,205,077

11.     RECENT ACCOUNTING DEVELOPMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002. Implementation of SFAS No. 146 did not have a significant effect on the Company’s consolidated financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholders intangible assets. SFAS No. 147 was effective for acquisitions or impairment measurement of such intangibles effective on or after October 1, 2002. SFAS No. 147 did not have a significant effect on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financials statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost to be recognized in future years is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 will not be restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the quarter ended March 31, 2003 was a charge of $265,000.

Prior to January 1, 2003, the Company followed the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stocks Issued to Employees, and related interpretations. Compensation expense under this method was generally recognized for any excess of the quoted market price of the Company’s stock at the measurement date over the amount an employee must pay to acquire the stock. Since all options granted under those plans has an exercise price equal to the market value of the underlying common stock at the grant date, no compensation expense was recognized at the measurement date.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding options in each period:

	Three months ended March 31,

	2003	2002

Net income as reported	$14,879	$17,892
Add: Stock based employee compensation expense included in reported net income	265	—

Deduct: Total stock based employee compensation expense determined under fair value based method for all options	(265)	(140)

Pro-forma net income	$14,879	$17,752

Earnings per share:
Basic and diluted — as reported	$0.16	$0.23

Basic and diluted — pro forma	$0.16	$0.23

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 were applicable for guarantees issued or modified after December 31, 2002. Adoption of the recognition and measurement provisions did not have a significant effect on the Company’s financial condition and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if these occur, receive a majority of the entity’s expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003, in the first fiscal year or interim period beginning after June 15, 2003. FIN 46 is not expected to have a significant effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The effect of implementing this Statement on the Company’s financial condition and results of operations has not been determined.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Part I — Item 2

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards and applicable tax codes, may adversely affect the businesses in which the Company is engaged; and (6) adverse changes may occur in the securities markets or with respect to inflation.

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

GENERAL

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly owned subsidiaries, Westernbank Puerto Rico (“Westernbank”) and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term, fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent offering property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at March 31, 2003 and December 31, 2002, for the three months period ended March 31, 2003, and the year ended December 31, 2002, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

The Company is the third largest public banking holding company in Puerto Rico, as measured by total assets as of March 31, 2003. As of March 31, 2003, it had total assets of $8.85 billion, an investment portfolio of $4.59 billion, a loan portfolio-net of $3.97 billion, deposits of $4.54 billion and stockholders’ equity of $590.9 million.

Westernbank operates through a network of 51 bank branches, including 19 Expresso of Westernbank branches opened, located throughout Puerto Rico, and a fully functional banking site on the Internet. In addition to its services Westernbank operates four divisions: Westernbank Business Credit, which specializes in asset-based lending; Expresso of Westernbank, which specializes in small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000; Westernbank Trust Division, which offers a full array of trust services; and Westernbank International Division, which activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. In addition, Westernbank offers a broad array of fee income products including credit cards, merchant card services, letters of credit, and brokerage services, among others.

The Company continues to emphasize on growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan and investment securities portfolios. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed rate residential loans to assets with shorter maturities and greater repricing flexibility. As of March 31, 2003, commercial loans were $2.23 billion or 56.19% of total loans (76.27% collateralized by real estate) and consumer loans were $772.4 million or 19.42% (66.29% collateralized by real estate) of the $3.97 billion loan portfolio. Investment securities totaled $4.59 billion at March 31, 2003. These loans and securities tend to have shorter maturities and reprice more rapidly than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of March 31, 2003. As part of this strategy, Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. In July 2002, Westernbank launched a new banking division focused on offering consumer loans through 17 full-service branches (19 at March 31, 2003), called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000.

Commercial lending, including commercial real estate and asset-based lending, unsecured business lending and construction lending, generally carry a greater risk than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico.

Westernbank is focused on the expansion in the San Juan metropolitan area. The Bank has opened 11 Westernbank branches in the San Juan metropolitan area since 1998, including seven Expresso of Westernbank branches in July 2002. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza (formerly known as Hato Rey Tower); a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, its regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage.

The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the Bank’s division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico, and the transactions of the parent company only, which mainly consists of other income related to the equity in the net income of its two subsidiaries.

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

Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of March 31, 2003, and December 31, 2002 and for the three-month periods ended March 31, 2003 and 2002, substantially all of Westernbank International’s business activities have consisted of investment in securities and purchasing of loans.

Established in 2001, Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance on which it earns commission income. Currently, most of the agency’s volume is derived from two areas — mortgage insurance on residential mortgage loans and credit life insurance for borrowers of personal loans. The Company intends to expand Westernbank Insurance Corp. in order to offer a broader line of insurance products to meet the needs of its customers. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at March 31, 2003 and December 31, 2002, and for the three month periods ended March 31, 2003 and 2002 were not significant.

The Company and its wholly-owned subsidiaries’ executive offices are located at 19 West McKinley Street, Mayaguez, Puerto Rico 00680, and its telephone number is (787) 834-8000.

OVERVIEW

This financial discussion contains an analysis of the consolidated financial position and financial performance of W Holding Company, Inc. and its wholly-owned subsidiaries, Westernbank Puerto Rico and Westernbank Insurance Corp.

The Company’s principal source of earnings is its net interest income. This is the difference between interest income on loans and invested assets (“interest-earning assets”) and its interest expense on deposits and borrowings, including reverse repurchase agreements, term notes and advances from the FHLB (“interest-bearing liabilities”). Loan origination and commitment fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments, service charges, fees and other income, also affect income. In addition, the Company’s net income is affected by the level of its non-interest expenses, such as compensation, employees’ benefits, occupancy costs, other operating expenses and income taxes.

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

The Company’s assets growth during the quarter ended March 31, 2003, was mainly driven by increases in the investment and loan portfolios, primarily in the investment securities held to maturity portfolio, and in the commercial and consumer loan portfolios. Also, the Company has continued effective management of interest rate risk and a tight control of operating expenses. Net income for the three months ended March 31, 2003, decreased to $14.9 million or $0.16 earnings per common share (basic and diluted) when compared to $17.9 million or $0.23 (split adjusted) per common share (basic and diluted) for the three months ended March 31, 2002. Net income attributable to common stockholders for the three months ended March 31, 2003, decreased to $10.8 million, when compared to $14.6 million, for the same period in 2002. The Company’s profitability ratios for the quarter ended March 31, 2003, represented returns of .70% on assets (ROA) and 11.87% on common stockholders’ equity (ROCE), compared with a ROA and a ROCE of 1.13% and 27.67%, for the respective period in 2002. Although the Company experienced a significant increase in net interest income over the comparable prior year quarter, a charge of $15.7 million for other-than-temporary impairment on the Company's investment securities portfolio (see Note 4 — Investment Securities — Notes to consolidated financial statements (unaudited)) negatively impacted the results of operations for the three month quarter ended March 31, 2003, when compared to prior year quarter.

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

Net interest income for the first quarter ended March 31, 2003 was $49.2 million, an increase of $12.3 million, or 33.31%, from $36.9 million for the same quarter of last year. Such increase was primarily due to an increase of $106.0 million or 26.43% in the net average of interest earning assets for the quarter ended March 31, 2003, compared to same quarter in 2002.

Average interest-earning assets for the first quarter of 2003 increased by $1.8 billion, against the comparable quarter in the previous year, primarily driven by a rise in the average loan portfolio, the higher yielding category of interest-earning assets, of $929.5 million, diversified growth from all lines of loans and an increase of $856.0 million in the average investment portfolio, mainly U.S. Government and agencies obligations and mortgage-backed securities. Average yields decreased from 5.68% for the three months ended March 31, 2002 to 5.16% for the comparable period of 2003. The fluctuation on average yields was primarily due to a drop in market interest rates affecting our loan repricing, primarily our commercial loan portfolio with floating rates and reinvestment rates on matured, called and purchased securities.

The increase in the average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities. Average interest-bearing liabilities increased from $5.93 billion for the quarter ended March 31, 2002, to $7.61 billion for the same period in 2003, an increase of $1.68 billion or 28.31%. The increase in average interest-bearing liabilities for the quarter ended March 31, 2003 was mainly related to an increase in the average balance of deposits which grew from $3.32 billion in 2002 to $4.34 billion in 2003, an increase of $1.02 billion or 30.66% followed by an increase in the average balance of reverse repurchase agreements, which also grew from $2.45 billion in 2002 to $3.15 in 2003, an increase of $704.5 million or 28.75%. The increase in average interest-bearing liabilities was partially offset by a decrease in the average interest rates paid on interest-bearing liabilities during the quarter, also as a result of a lower interest rate scenario. For the three-month quarters, the average interest rates paid decreased from 3.54% in 2002 to 2.88% in 2003.

The following table presents, for the quarters indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as in a normal and tax equivalent basis. Average balances are daily average balances. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated stockholders’ equity.

	Three months ended March 31,

	2003			2002

		Average	Average		Average	Average
	Interest	balance(1)	Yield/Rate	Interest	balance(1)	Yield/Rate

	(Dollars in Thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees(2)	$63,418	$3,879,192	6.63%	$50,281	$2,949,710	6.91%
Mortgage and asset-backed securities(3)	8,746	809,023	4.38%	9,870	751,039	5.34%
Investment securities(4)	28,584	2,973,453	3.90%	27,350	2,405,802	4.61%
Money market instruments	2,600	457,773	2.30%	1,187	227,443	2.12%

Total	103,348	8,119,441	5.16%	88,688	6,333,994	5.68%

Interest-bearing liabilities:
Deposits	29,497	4,337,684	2.76%	26,899	3,319,721	3.29%
Securities sold under agreements to repurchase	23,134	3,154,865	2.97%	22,909	2,450,354	3.79%
Term notes	—	—	—	455	43,000	4.29%
Advances from FHLB	1,529	120,000	5.17%	1,529	120,000	5.17%

Total	54,160	7,612,549	2.88%	51,792	5,933,075	3.54%

Net interest income	$49,188			$36,896

Interest rate spread			2.28%			2.14%

Net interest-earning assets		$506,892			$400,919

Net yield on interest-earning assets(5)			2.46%			2.36%

Interest-earning assets to interest-bearing liabilities ratio		106.66%			106.76%

Tax equivalent spread:
Interest-earning assets	$103,348	$8,119,441	5.16%	$88,688	$6,333,994	5.68%
Tax equivalent adjustment	6,859	—	0.34%	4,399	—	0.28%

Interest-earning assets - tax equivalent	110,207	8,119,441	5.50%	93,087	6,333,994	5.96%

Interest-bearing liabilities	54,160	7,612,549	2.89%	51,792	5,933,775	3.54%

Net interest income	$56,047			$41,295

Interest rate spread			2.62%			2.42%

Net yield on interest - earning assets(5)			2.80%			2.64%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Includes loans held for sale. Average loans exclude non-performing loans. Loans fees amounted to $1.2 million and $958,000 for the three-months ended March 31, 2003 and 2002, respectively.

(3)	Includes mortgage-backed securities available for sale and for trading purposes.

(4)	Includes trading account securities and investments available for sale.

(5)	Net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.

	Three months ended March 31,

	2003 vs. 2002

	Volume	Rate	Total

	(In thousands)
Interest income:
Loans(1)	$15,099	$(1,962)	$13,137
Mortgage and asset-backed securities (2)	868	(1,992)	(1,124)
Investment securities (3)	3,599	(2,365)	1,234
Money market instruments	1,318	95	1,413

Total increase (decrease) in interest income	20,884	(6,224)	14,660

Interest expense:
Deposits	5,461	(2,863)	2,598
Securities sold under agreements to repurchase	900	(675)	225
Advances from FHLB	—	—	—
Term notes	(455)	—	(455)

Total increase (decrease) in interest expense	5,906	(3,538)	2,368

Increase (decrease) in net interest income	$14,978	$(2,686)	$12,292

(1)	Includes loans held for sale.

(2)	Includes mortgage-backed securities available for sale and trading securities.

(3)	Includes investments available for sale.

Provision For Loan Losses

The provision for loan losses for the quarter ended March 31, 2003, was $6.2 million, an increase of $2.6 million or 71.85% from same quarter in 2002. Net charge-offs during the first quarter of 2003 amounted to $1.9 million, which when subtracted from the provision for loan losses of $6.2 million resulted in a net increase in the allowance for loan losses of $4.3 million. Net charge-offs during the quarter ended March 31, 2002, amounted to $657,000, which when subtracted from the provision for loan losses of $3.6 million, resulted in a net increase in the allowance for loan losses of $3.0 million. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance as its loan portfolio grows and diversifies. See “— Financial Condition — Allowance for Loan Losses”.

The allowance for possible loan losses amounted to $51.4 million as of March 31, 2003 and $47.1 million as of December 31, 2002. The increase in the provision for loan losses is attributed to management’s policy of establishing reserves, principally taking into consideration the overall growth in the Company’s loan portfolio and particularly those of Westernbank’s newest divisions; Westernbank Business Credit, a division specializing in asset-based lending; and the Expresso of Westernbank, which specializes in small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000. Westernbank Business Credit loan portfolio grew to $555.5 million as of March 31, 2003, an increase of $122.9 million or 28.41%, when compared to December 31, 2002, an increase of $296.5 million or 114.48% when compared to March 31, 2002. The Expresso of Westernbank loan portfolio grew by $21.8 million from $116.4 million at December 31, 2002, or 18.73% to $138.2 million at March 31, 2003, net of repayments. This division began operations in July 2002. As a result of such increase in both portfolios and the overall growth in general in the loan portfolio, the provision for loan losses for Westernbank Business Credit and Expresso of Westernbank divisions amounted to $692,000 and $1.5 million, respectively, for the first quarter ended March 31, 2003, contributing to the increase of $2.6 million in the provision for loan losses between both periods.

Non-performing loans stand at $25.7 million or .64% (less than 1%) of the Company’s loan portfolio as of March 31, 2003, slightly up from .51% or an increase of $6.3 million, from $19.4 million as of December 31, 2002. Excluding real estate loans, these ratios were 0.05% and 0.02% respectively, as of the same periods. The increase primarily comes from the Company’s commercial and regular consumer loan portfolios. Non-performing loans in the commercial loan portfolio increased by $4.0 million, when compared to December 31, 2002. This increase is mostly attributed to three loans with principal balances of $1.6 million, $589,000 and $525,000, all of which are collateralized by real estate. At March 31, 2003, one of these loans with an outstanding balance of $1.6 million required a specific valuation allowance of $770,000. Total non-performing loans in the regular consumer loan portfolio (excluding the Expresso of Westernbank loan portfolio) grew by $1.6 million, when compared to December 31, 2002. Such increase was specifically due to consumer loans past due (over 90 days) which are fully collateralized by real estate properties. As of March 31, 2003, the allowance for possible loan losses was 200.49% (excluding real estate loans 2,849.19%) of total non-performing loans (reserve coverage).

Net charge-offs in the first quarter of 2003 were $1.9 million or 0.19% of average loans, compared to $657,000 or .09% of average loans for the same period in 2002 or .19% for the year ended December 31, 2002. Such increase was primarily due to loans charged-off on our consumer loan portfolio in the amount of $1.2 million. Loans charged-off associated to the Expresso of Westernbank Division amounted to $804,000 or 2.58%, on an annualized basis, to average Expresso loans as of March 31, 2003. Delinquencies on the Expresso of Westernbank division loan portfolio at March 31, 2003 were 0.87% (less than 1%) including the categories of 60 days and over. This ratio may increase prospectively, as this portfolio matures, to a rate within our estimate and current loan loss reserves. For the quarter ended March 31, 2003, there were no charge-offs related to Westernbank Business Credit loan portfolio.

Other Income (Loss)

Other operating income, excluding derivative transactions and sales and valuation of loans, securities and other assets, grew $815,000 or 15.43% during the three-months ended March 31, 2003, when compared to the similar period in prior year. Such increase was primarily driven by higher activity associated with service charges on deposit accounts and other fees as a result of the Company’s continued strategy to diversify and increase its fee income, increases in insurance commissions earned by Westernbank Insurance Corp., fees generated by our asset-based lending operation as well as strong increases in other areas resulting from the Company’s overall growing volume of business. This increase in other operating income was however offset by a net loss on sales and valuation of loans, securities and other assets of $14.4 million during the three months ended March 31, 2003, when compared to the year ago quarter. This increase resulted from a write-down of certain investments held to maturity (collateralized bond obligations), which management believes are other-than-temporarily impaired, in accordance with applicable accounting pronouncements. (See “note 4 — Investment securities — Notes to consolidated financial statements (unaudited)”). The net effect of the above-mentioned factors, in addition to an increase of $150,000 in unrealized gain on derivative instruments, resulted in a net decrease in total other operating income of $13.4 million for the quarter ended March 31, 2003, when compared to same quarter in year 2002.

Operating Expenses

Total operating expenses increased $2.4 million or 14.60% for the three months ended March 31, 2003, when compared to same quarter in 2002. Salaries and employees’ benefits accounted for the majority of such increase, rising $2.0 million or 32.06% for the first quarter of year 2003, when compared to the corresponding period in 2002. Such increase is attributed to the continued expansion of the Company, including increases in personnel, normal salary increases and related employees’ benefits. At March 31, 2003, the Company had 1,068 full-time employees, including its executive officers, an increase of 187 employees or 21.22%, when compared to the same period in prior year. New personnel and additional infrastructure were added to support the continued expansion of the Company, largely in connection with the inception of Westernbank’s new division, Expresso of Westernbank in July 2002, which accounted for 126 new employees between both periods. In addition, effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method (modified prospective method) in accordance with Statement of Financial Accounting Standard No. 148. The effect of implementing this Statement on the Company results of operations was an increase in salary expense in the amount of $265,000 for the quarter ended March 31, 2003.

Other operating expenses, as a group, excluding salaries and employees’ benefits, increased $417,000 or 4.00% for the first quarter of 2003 against the comparable quarter of 2002, resulting mostly from increases in occupancy, printing, postage, stationery and supplies, and other expenses, primarily associated to the new Expresso Division, launched in July 2002, as well as the inherent costs associated with the additional investment in technology and general infrastructure to sustain and coordinate the Company’s expansion in all of its business areas.

The Company had an efficiency ratio of 34.73% for the first quarter of year 2003, compared to 39.72% for the same quarter in prior year.

Net Income

Net income decreased $3.0 million or 16.84% for the three month period ended March 31, 2003, as compared to the corresponding period in 2002. The decrease for the three month period ended March 31, 2003, primarily resulted from an increase in net interest income, which was offset by a decrease of $14.4 million in other income (loss), principally as a result of a $15.7 million charge for other-than-temporary impairment of certain securities (see Note 4 — Investment Securities — Notes to consolidated financial statements (unaudited), and increases in total operating expenses and in the provisions for loan losses.

FINANCIAL CONDITION

The Company had total assets of $8.85 billion as of March 31, 2003, compared to $8.21 billion as of December 31, 2002, an increase of $641.2 million or 7.81%. The investment portfolio increased $405.3 million or 9.69%, from $4.2 billion as of December 31, 2002, to $4.6 billion as of March 31, 2003. Loans receivable-net, grew by $218.0 million, resulting from the Company continued strategy of growing its loan portfolio through commercial real estate, asset-based and construction lending, as well as its consumer loan portfolio. As of March 31, 2003, total liabilities amounted to $8.26 billion, an increase of $635.0 million or 8.33%, when compared to $7.62 billion as of December 31, 2002. Deposits increased $237.3 million or 5.52%, from $4.30 billion as of December 31, 2002. Securities sold under agreements to repurchase grew by $402.6 million from $3.10 billion as of December 31, 2002 to $3.50 billion as of March 31, 2003.

Loans

Loans receivable, net was $3.97 billion or 44.88% of total assets at March 31, 2003, an increase of $218.0 million or 5.80% from December 31, 2002.

The Company continues to focus on growing its commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolios. As a result, the portfolio of real estate loans secured by first mortgages, increased from $2.67 billion as of December 31, 2002, to $2.82 billion as of March 31, 2003, an increase of $149.6 million or 5.59%. Commercial real estate loans secured by first mortgages were $1.82 billion as of March 31, 2003, an increase of $170.9 million or 10.36% from December 31, 2002. The consumer loans portfolio (including credit cards), commercial loans (not collateralized by real estate) and other loans increased from $1.1 billion as of December 31, 2002, to $1.2 billion as of March 31, 2003, an increase of $72.8 million or 6.46%.

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

As of March 31, 2003, commercial loans were 56.38% (76.27% collateralized by real estate) and consumer loans were 19.44% (66.69% collateralized by real estate) of the $3.97 billion loan portfolio. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of March 31, 2003. Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. As of March 31, 2003, Westernbank Business Credit (asset-based) and the Expresso of Westernbank (generally unsecured consumer lending) divisions loan portfolios amounted to $555.5 million and $138.2 million, respectively. For the three-months period ended March 31, 2003, the average yield on Westernbank Business Credit division asset-based loans portfolio was 5.03% while for the Expresso of Westernbank division loans portfolio was 19.02%. The Expresso of Westernbank, Westernbank’s newest division, was created in July 2002.

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	March 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential real estate:
Mortgage	$826,359	20.8%	$846,195	22.6%
Construction	190,380	4.8	181,266	4.8
Commercial, industrial and agricultural:
Real estate	1,821,238	45.9	1,647,600	43.9
Business and others(1)	413,523	10.4	382,810	10.2
Consumer and others(2)	772,359	19.4	743,600	19.8

Total loans	4,023,859	101.3	$3,801,471	101.3
Allowance for loan losses	(51,454)	(1.3)	(47,114)	(1.3)

Loans — net	$3,972,405	100.0%	$3,754,357	100.00%

(1)	Includes $555.5 million and $437.6 million at March 31, 2003 and December 31, 2002, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes $138.2 million and $117.4 million at March 31, 2003 and December 31, 2002, respectively, of the Expresso of Westernbank division outstanding loans.

Residential real estate mortgage loans at March 31, 2003, are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At March 31, 2003, residential mortgage loans included $20.8 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

The Bank originated $222.8 million of commercial real estate loans during the three months period ended March 31, 2003. At March 31, 2003, commercial real estate loans totaled $1.8 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than other loans due to the dependency on income production and future development of real estate. Commercial real estate loans are collateralized by various types of property, including warehouse, retail and other business properties.

The portfolio of Consumer and Other loans at March 31, 2003, consisted of consumer loans of $772.4 million, of which $515.1 million are secured by real estate, $257.3 million are unsecured consumer loans (including $138.2 million of the Expresso of Westernbank division loan portfolio, credit card loans of $56.4 million and loans secured by deposits in the Bank totaling $32.1 million).

The following table summarizes the contractual maturities of the Bank’s total loans for the periods indicated at March 31, 2003. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		Maturities

			After one year to five years		After five years

	(In thousands)
	Balance
	outstanding		Fixed	Variable	Fixed	Variable
	at March 31,	One year or	interest	interest	interest	interest
	2003	less	rates	rates	rates	rates

Residential real estate:
Mortgage	$826,359	$5,008	$9,011	$179	$291,202	$520,959
Construction	190,380	109,584	—	80,796	—	—
Commercial, industrial and agricultural:
Real estate	1,821,238	640,407	130,088	97,976	45,653	907,114
Business and others	413,523	351,522	21,619	14,304	3,284	22,794
Consumer and others	772,359	107,443	192,528	—	472,388	—

Total	$4,023,859	$1,213,964	$353,246	$193,255	$812,527	$1,450,867

The Bank’s loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.

The Bank originates loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in the Board of Directors approved loan policies. Detailed loan applications are obtained to determine the borrower’s repayment ability. Applications are verified through the use of credit reports, financial statements and other confirmation procedures. Property valuations by Board of Directors approved independent appraisers are required for real estate loans. The Bank’s Credit Committee approval is required for all residential and commercial real estate loans, and all other commercial loans over $1.0 million. Loans in excess of $1.0 million are also reviewed by the full Board of Directors, including those loans approved by the Credit Committee.

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

The Bank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty five years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgages are originated with the intent to sell.

In addition to its residential loan originations, the Bank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. Those loans carry a timely payment guaranty from the mortgage companies and are purchased at floating rates based on a negotiated spread over the three-months LIBOR rate. During the three month period ended March 31, 2003, Westernbank purchased $25.0 million of such loans.

The Bank originates primarily variable and adjustable rate commercial business and real estate loans. The Bank also makes real estate construction loans subject to firm permanent financing commitments. As of March 31, 2003, the Bank’s commercial loans portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.72% (less than 1%).

The Bank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by the bank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, the Bank makes fixed-rate residential second mortgage consumer loans. In July 2002, Westernbank launched a new division focused on offering consumer loans through 19 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000.

The Bank offers the service of VISA and Master Card credit cards. At March 31, 2003, there were approximately 26,130 outstanding accounts, with an aggregate outstanding balance of $56.4 million and unused credit card lines available of $80.9 million.

In connection with all consumer and second mortgage loans originated, the Bank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of March 31, 2003, the Bank’s consumer loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 1.06%.

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

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by the Bank at the dates indicated:

	March 31, 2003	December 31, 2002

	(Dollars in thousands)
Residential real estate mortgage and construction loans	$2,220	$2,026
Commercial, industrial and agricultural loans	17,503	13,567
Consumer loans	5,940	3,812

Total non-performing loans	25,663	19,405
Foreclosed real estate held for sale	3,490	3,679

Total non-performing loans and foreclosed real estate held for sale	$29,153	$23,084

Interest which would have been recorded if the loans had not been classified as non-performing	$1,602	$1,102

Interest recorded on non-performing loans	$82	$775

Total non-performing loans as a percentage of loans receivable	0.64%	0.51%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets	0.33%	0.28%

At March 31, 2003, total non-performing loans increased $6.3 million or 32.25%, from $19.4 million as of December 31, 2002, to $25.7 million as of March 31, 2003. The increase primarily comes from the Company’s commercial and regular consumer loan portfolios. Non-performing loans in the commercial loan portfolio increased by $4.0 million, when compared to December 31, 2002. This increase is mostly attributed to three loans with principal balances of $1.6 million, $589,000 and $525,000, all of which are collateralized by real estate. At March 31, 2003, one of these loans with an outstanding balance of $1.6 million required a specific valuation allowance of $770,000. Total non-performing loans in the regular consumer loan portfolio (excluding the Expresso of Westernbank loan portfolio) grew by $1.6 million, when compared to December 31, 2002. Such increase was specifically due to consumer loans past due (over 90 days) which are fully collateralized by real estate properties. As of March 31, 2003, the allowance for possible loan losses was 200.49% (excluding real estate loans 2,849.19%) of total non-performing loans (reserve coverage).

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

The Formula Allowance. The formula allowance is calculated by applying loss factors to outstanding loans not otherwise covered by specific allowances. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

•	Loan loss factors for commercial loans, including construction and land acquisition loans, are based on historical loss trends for three years, as adjusted for management’s expected increase in the loss factors given the increase in such loan portfolios over the last few years.

•	Pooled loan loss factors are also based on historical loss trends for one to three years. Pooled loans are loans that are homogeneous in nature, such as consumer installment and residential mortgage loans.

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

The Unallocated Allowance. An unallocated allowance is established recognizing the estimation of risk associated with the formula and specific allowances. It is based upon management’s evaluation of various conditions, the effects of which are not directly measured in determining the formula and specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, regulatory examination results, and findings of our internal credit examiners. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

At March 31, 2003, the Bank’s allowance for loan losses was $51.5 million, consisting of $42.5 million formula allowance, $5.1 million of specific allowances, and $3.9 million of unallocated allowance. As of March 31, 2003, the allowance for loan losses equals 1.28% of total loans, and 200.49% of total non-performing loans, compared with an allowance for loan losses at December 31, 2002, of $47.1 million, or 1.24% of total loans, and 242.80% of total non-performing loans.

As of March 31, 2003, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	March 31, 2003		December 31, 2002

	(Dollars in thousands)
Balance, beginning of year	$47,114		$38,364
Loans charged-off:
Consumer loans	1,970	(1)	4,576	(1)
Commercial, industrial and agricultural loans	161		3,389	(2,3)
Real estate-mortgage and construction loans	63		—

Total loans charged-off	2,194		7,965

Recoveries of loans previously charged-off:
Consumer loans	130		858
Commercial, industrial and agricultural loans	86		584
Real estate-mortgage and construction loans	90		190

Total recoveries of loans previously charged-off	306		1,632

Net loans charged-off	1,888		6,333
Provision for loan losses	6,228		15,083

Balance, end of period	$51,454		$47,114

Ratios:
Allowance for loan losses to total loans	1.28%		1.24%
Provision for loan losses to net loans charged-off	329.87%		238.17%
Recoveries of loans to loans charged-off in previous period	15.32	%(4)	23.19%
Net loans charged-off to average loans(5)	0.19	%(4)	0.19%
Allowance for loans losses to non-performing loans	200.49%		242.80%

(1)	Includes $804,000 or 2.58%, on an annualized basis, of the Expresso of Westernbank loans charged-offs for the three month period ended March 31, 2003. Total charge-offs for the year ended December 31, 2002 amounted to $62,000. Expresso of Westernbank began operations in July 2002.

(2)	Includes $505,000 of Westernbank Business Credit division, consisting of one loan originally acquired in the purchased loan portfolio from Congress Credit Corporation, a subsidiary of First Union National Bank N.A in June 15, 2001. This loan was fully reserved at the acquisition date.

(3)	Includes $1,100,000, consisting of one loan fully collateralized by real estate and charged-off for regulatory purposes.

(4)	Net loans charged-offs ratios are annualized for comparison purposes.

(5)	Average loans were computed using beginning and ending balances.

The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the “Loans” table on page 37.

	March 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial, industrial and agricultural loans	$34,035	55.66%	$31,671	53.3%
Consumer loans	13,063	19.19	12,004	19.5
Residential real estate mortgage and construction loans	449	25.15	443	27.2
Unallocated allowance	3,907	—	2,996	—

Total allowance for loan losses	$51,454	100.0%	$47,114	100.0%

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

The following table sets forth information regarding the investment in impaired loans:

	March 31, 2003	December 31, 2002

	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$25,009	$26,074
Do not require a valuation allowance	17,500	24,515

Total	$42,509	$50,589

Valuation allowance in impaired loans	$4,752	$4,752

	March 31, 2003	March 31, 2002

Average investment in impaired loans	$44,209	$40,157

Interest collected in impaired loans	$577	$804

At March 31, 2003, the Bank’s investment in impaired loans decreased $8.1 million or 15.97%, from $50.6 million as of December 31, 2002, to $42.5 million as of March 31, 2003. This decrease is primarily attributed to one specific loan classified as impaired with a principal outstanding balance of $8.2 million as of December 31, 2002, that did not require a valuation allowance. This loan was declassified from impaired loans due to the borrower’s improved financial condition, and has been in accrual status since its inception.

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

The Bank’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

The following table presents the carrying value of investments at March 31, 2003 and December 31, 2002:

	March 31,	December 31,
	2003	2002

	(In thousands)
Held to maturity :
US Government and agencies obligations	$3,199,586	$2,671,344
Puerto Rico Government and agencies obligations	19,695	19,695
Commercial paper	25,000	74,997
Corporate notes	66,768	66,697
Mortgage and other asset-backed securities	747,876	668,324

Total	4,058,925	3,501,057

Available for sale:
Asset-backed securities	13,159	—
Mortgage-backed securities	68,996	145,276
Other investments	15,785	15,611

Total	97,940	160,887

Total investments	$4,156,865	$3,661,944

The carrying amount of investment securities at March 31, 2003, by contractual maturity (excluding mortgage and others asset- backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield

	(Dollars in thousands)
US Government and agencies obligations:
Due within one year or less	$4,698	1.15%
Due after one year through five years	2,704,888	3.74
Due after five years through ten years	290,000	4.10
Due after ten years	200,000	3.90

	3,199,586	3.78

Puerto Rico Government and agencies obligations:
Due within one year	—	—
Due after one year through five years	13,700	6.28
Due after five years through ten years	4,000	5.05
Due after ten years	1,995	6.15

	19,695	6.02

Other:
Due within one year	40,409	2.54
Due after one year through five years	29,984	2.90
Due after five years through ten years	—	—
Due after ten years	37,160	5.97

	107,553	4.24

Total	3,326,834	3.81
Mortgage and other asset-backed securities	830,031	5.14

Total	$4,156,865	4.08%

Mortgage and other asset-backed securities at March 31, 2003, consists of:

(In Thousands)

Available for sale — CMO’s certificates	$68,996

Held to maturity:
Federal Home Loan Mortgage Corporation certificates	9,574
GNMA certificates	12,229
FNMA certificates	6,503
CMO certificates	679,460
Other	40,110

Total held to maturity	747,876

Total mortgage and other asset-backed securities	$816,872

The Bank’s investment portfolio at March 31, 2003, had an average contractual maturity of 66 months, when compared to an average contractual maturity of 50 months at December 31, 2002. The Bank’s interest rate risk model (refer to Part I item # 3 on page 55 of this report) takes into consideration the callable feature of certain investment securities. Given the present interest rate scenario, and taking into consideration the callable features of these securities, the Bank’s investment portfolio as of March 31, 2003, had a remaining average contractual maturity of six (6) months. However, no assurance can be given that such levels will be maintained in future periods.

The Company evaluates its investment securities for other than temporary impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment in the securities, the employment of a systematic methodology that considers available evidence in evaluating potential impairment available secondary market prices from broker/dealers, and the Company’s intention and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

In applying the foregoing analysis, management concluded that at March 31, 2003, its investment in corporate bonds and loans obligations (“CBO’s and CLO’s”) were other-than-temporary impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and 15, 2003, respectively. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. In line with such decline, management concluded, based on these facts and the secondary market prices that a $15.7 million other than temporary impairment write-down was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. As of March 31, 2003, no defaults have occurred within the securities portfolio underlying the CBO’s and CLO’s. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO that were downgraded as available for sale as of March 31, 2003. Management will continue its ongoing monitoring of the Company’s investment securities to identify any other-than-temporary impairment. (See “Note 4 — Investment securities — Notes to Consolidated Financial Statements (unaudited)”).

Deposits

The Bank offers a diversified choice of deposit accounts. Savings deposits increased from $560.5 million as of December 31, 2002, to $571.8 million as of March 31, 2003, an increase of $11.3 million or 2.01%. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $3.71 billion as of December 31, 2002, to $3.94 billion as of March 31, 2003, an increase of $222.0 million or 5.98%. Other deposits include brokered deposits amounting to $2.74 billion and $2.55 billion as of March 31, 2003 and December 31, 2002, respectively. The Bank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.

At March 31, 2003, the Bank had total deposits of $4.51 billion (excluding accrued interest payable), of which $571.8 million or 12.68% consisted of savings deposits, $180.0 million or 3.99% consisted of interest bearing demand deposits, $165.9 million or 3.68% consisted of noninterest bearing deposits, and $3.59 billion or 79.64% consisted of time deposits. Time deposits include $2.74 billion of brokered deposits. These accounts have historically been a stable source of funds. At March 31, 2003, the scheduled maturities of time certificates of deposit in amounts of $100,000 or more are as follows:

(In thousands)

3 months or less	$1,045,684
over 3 months through 6 months	678,863
over 6 months through 12 months	635,989
over 12 months	713,844

Total	$3,074,380

The following table sets forth the average amount and the average rate paid on the following deposit categories for the three months ended March 31, 2003, and for the year ended December 31, 2002:

	March 31, 2003		December 31, 2002

	Average	Average	Average	Average
	amount	rate	amount	rate

	(Dollars in thousands)
Time deposits	$3,430,926	3.02%	$2,889,649	3.40%
Savings deposits	565,570	2.15%	509,114	2.46%
Interest bearing demand deposits	148,435	2.51%	124,127	2.90%
Noninterest bearing demand deposits	192,753	—	167,352	—

	$4,337,684	2.76%	$3,690,242	3.10%

Borrowings

The following table sets forth the borrowings of the Company at the dates indicated:

	March 31, 2003	December 31, 2002

	(In thousands)
Securities sold under agreements to repurchase	$3,499,933	$3,097,341
Advances from FHLB	120,000	120,000
Mortgage note payable	37,724	37,822

	$3,657,657	$3,255,163

The Bank has made use of institutional securities sold under agreements to repurchase in order to obtain funding, primarily through investment banks and brokerage firms. Such agreements are collateralized with investment securities. The Bank had $3.5 billion in total securities sold under agreements to repurchase outstanding at March 31, 2003, at a weighted average rate of 2.66%. Securities sold under agreements to repurchase outstanding as of March 31, 2003, mature as follows: $663.2 million within 30 days; $97.5 million within 60 days; $315.8 million in 2004;

$758.0 million in 2005; $574.8 million in 2006, $73.4 million in 2007; and $1.02 billion thereafter.

Westernbank also obtains advances from FHLB of New York. As of March 31, 2003, Westernbank had $120.0 million in outstanding FHLB advances at a weighted average rate of 5.17%. Advances from FHLB mature as follows: $14.0 million within 30 days; $14.0 million in 2005; $50.0 million in 2006; and $42.0 million thereafter.

At March 31, 2003, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $37.7 million of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance (1) at a rate per year equal to the greatest of 13.05% or the Treasury Rate plus five percentage points or (2) at the rate of 10.05% per year depending on certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

The following table presents certain information regarding the Bank’s short-term borrowings for the periods indicated.

	March 31, 2003	December 31, 2002

	(Dollars in thousands)
Amount outstanding at period end	$760,735	$1,043,493
Monthly average outstanding balance	879,014	1,378,074
Maximum outstanding balance at any month end	1,029,373	2,104,599
Weighted average interest rate:
For the three months and period ended	1.30%	1.51%
At the end of three months and at period end	1.36%	1.96%

Stockholders’ Equity

As of March 31, 2003, total stockholders’ equity amounted to $590.9 million, an increase of $6.2 million or 1.06% when compared to $584.7 million as of December 31, 2002. The increase during the three months ended March 31, 2003, resulted from the net income of $14.9 million generated during the quarter, which was partially offset by dividends paid on common and preferred stock during the period of $4.3 and $4.1 million, respectively, and an increase of $555,000 million in other comprehensive loss.

SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table sets forth, for the indicated periods certain ratios reflecting the productivity, profitability and other selected data of the Company:

	Three months ended		Year Ended
	March 31,		December 31,
	2003	2002	2002

Per share data:
Dividend payout ratio	40.04%	22.80%	19.46%
Book value per common share	$5.38	$5.15	$5.28
Preferred stock outstanding at end of period	8,926,829	7,200,000	8,942,999
Preferred stock equity at end of period (in thousands)	$223,171	$180,500	$223,575
Performance ratios:
Return on average assets(1)	.70%	1.13%	1.22%
Return on average common stockholders’ equity(1)	11.87%	27.67%	25.39%
Efficiency ratio	34.73%	39.72%	39.15%
Operating expenses to end-of-period assets	0.86%	0.99%	0.90%
Capital ratios:
Total capital to risk-weighted assets	13.44%	11.90%	13.83%
Tier I capital to risk-weighted assets	12.50%	10.90%	12.93%
Tier I capital to average assets	7.09%	6.19%	7.21%
Equity-to-assets ratio	6.90%	6.19%	6.90%
Other selected data:
Branch offices	51	35	50
Number of employees	1,068	881	1,031

(1)	The return on average assets is computed by dividing net income by average total assets for the period. The return on average common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity. Average total assets are computed using beginning and ending balances.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

The information required herein is incorporated by reference from page 30 of the annual report to securities holders for the year ended December 31, 2002.

LIQUIDITY

Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand; savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowings.

The Company’s liquidity targets are reviewed monthly by the Investment Committee and are based on the Company’s commitment to make loans and investments and its ability to generate funds. The Committee’s targets are also affected by yields on available investments and upon the Committee’s judgment as to the attractiveness of such yields and its expectations as to future yields.

The Bank’s investment portfolio at March 31, 2003, had an average contractual maturity of 66 months. However, no assurance can be given that such levels will be maintained in future periods.

As of March 31, 2003, the Bank had line of credit agreements with four commercial banks permitting the Bank to borrow a maximum aggregate amount of $125.0 million. The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.

Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at March 31, 2003, are presented below:

		Due after one	Due after three
	Due within one	year through	years through	Due after five
	year	three years	five years	years	Total

	(In thousands)
Short-term borrowings	$774,735				$774,735
Long-term borrowings		1,615,100	170,900	1,096,922	2,882,922
Operating Lease Obligations	2,041	4,291	3,625	15,694	25,651

Total contractual obligations	$776,776	$1,619,391	$174,525	$1,112,616	$3,683,308

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At March 31, 2003, the Company had $2.6 billion in certificates of deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at March 31, 2003, is presented below:

	PAYMENTS DUE BY PERIOD

		Less than one
	Total	year	2-5 years

	(In thousands)
Lines of credit	$154,128	$71,262	$82,866
Commercial letters of credit	9,151	9,151
Commitments to extend credit	163,859	102,403	61,456
Commitments to purchase mortgage loans	74,688	74,688	—

Total	$401,826	$257,504	$144,322

Due to the nature of the Company’s unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent the amounts the Company anticipates funding in the periods presented above.

Minimum Regulatory Capital Requirements

The Federal Reserve Board has established guidelines regarding the capital adequacy of bank holding companies, such as the Company. These requirements are substantially similar to those adopted by the FDIC for depository institutions, such as Westernbank, as set forth below.

The Company (on a consolidated basis) and Westernbank (the “Companies”) are subject to risk-based capital guidelines issued by the federal banking agencies. These guidelines are used to evaluate capital adequacy based primarily on the perceived credit risk associated with balance sheet assets as well as certain off-balance sheet exposures such as unused loan commitments, letters of credit and derivatives.

Under the risk-based capital guidelines, qualifying total capital consists of two types of capital components. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock (subject to limitations) and minority interest in consolidated subsidiaries less goodwill and certain other deductions. Tier 2 capital includes Tier 1 capital plus perpetual preferred stock not included in Tier 1 capital (subject to limitations), the general allowance for credit losses, qualifying senior and subordinated debt, and limited-life preferred stock less certain deductions.

The risk-based capital guidelines require a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of combined Tier 1 and Tier 2 capital (“total risk-based capital”) to risk weighted assets of 8.0%. The risk-based capital guidelines are supplemented by a leverage ratio requirement. This requirement establishes a minimum leverage ratio of 3.0% for the highest rated banking organizations. Other banking organizations are expected to have ratios of at least 4.0 to 5.0% depending on their particular growth plans and condition (including diversification of risk, asset quality, earnings, and liquidity). The ratio is defined as Tier 1 capital divided by total average assets, less certain deductions, including goodwill.

As of March 31, 2002 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and

Tier I leverage ratios as set forth in the following table. At March 31, 2003, there are no conditions or events that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at March 31, 2003:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$647,013	13.44%	$385,127	8.00%	N/A	N/A
Westernbank	629,367	13.08	384,934	8.00	481,167	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	595,559	12.50%	190,579	4.00%	N/A	N/A
Westernbank	577,913	12.14	190,416	4.00	285,624	6.00%
Tier I Capital to Average Assets:
Consolidated	595,559	7.09%	252,000	3.00%	N/A	N/A
Westernbank	577,913	6.90	251,627	3.00	418,777	5.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk and asset/liability management

The Company’s financial performance is impacted by among other factors, interest rate risk and credit risk. Management considers interest rate risk the Company’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Company’s net interest income is largely dependent upon the effective management of interest rate risk. The Company does not utilize derivatives to mitigate its credit risk, relying instead on an extensive counterparty review process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Loan Losses” herein.

Interest rate risk is addressed by the Company’s Asset & Liability Committee (“ALCO”), which includes senior management and Board of Director representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a monthly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. Given the fed fund rate of 1.25% at March 31, 2003 and December 31, 2002, a linear 50 basis points decrease for March 31, 2003 and December 31, 2002 was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease. The Company measures the impact on market value for an immediate and sustained 200 basis point increase and 50 basis points decrease (shock) in interest rates.

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

The Company is exposed to changes in the level of Net Interest Income (“NII”) in a changing interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at period end remain constant, or increase or decrease on an instantaneous and sustained change of plus 200 or minus 50 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

March 31, 2003:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change

		(Dollars in thousands)
+200 Basis Points	$207,594	$(9,905)	(4.78)%
Base Scenario	217,499	—	—
-50 Basis Points	205,357	(12,142)	(5.59)%

December 31, 2002:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change

	(Dollars in thousands)
+200 Basis Points	$179,851	$(8,672)	(4.60)%
Base Scenario	188,523	—	—
-50 Basis Points	178,391	(10,132)	(5.37)%

(*) The NII figures exclude the effect of the amortization of loan fees. Given the fed fund rate of 1.25% at March 31, 2003 and December 31, 2002, a linear 50 basis points decrease for March 31, 2003 and December 31, 2002 was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.

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

The interest rate sensitivity (“GAP”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The Company’s one-year cumulative GAP position at March 31, 2003, was positive $154.0 million or 1.74% of total assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

Competition and economic conditions

The financial services and banking business are highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to compete in its market area as well as to a significant extent upon general economic conditions in the island of Puerto Rico. The Company competes with other commercial and non-commercial banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. The success of the Company is also highly dependent on the economic strength of the Company’s general market area. Significant deterioration in the local economy or external economic conditions, such as inflation, recession, unemployment, real estate values and other factors beyond the Company’s control, could also substantially impact the Company’s performance. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s periodic SEC filings.

There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

A — Exhibits

99.1 Written statement of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Written statement of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

B — Reports on Form 8-K

On April 21, 2003, the Company filed a report 8-K, announcing the results of operations for the first quarter ended March 31, 2003.

On April 10, 2003, the Company filed a report 8-K, attaching a press release with instructions on when and how to access the company’s first quarter earnings call.

On January 15, 2003, the Company filed a report 8-K, announcing the results of operations for the fourth quarter and year ended December 31, 2002.

This information is being furnished pursuant to Item 12 of Form 8-K and is being presented under Item 9 as provided in the Securities and Exchange Commission’s interim guidance regarding the filing requirements for Items 11 and 12 of Form 8-K (See Release No. 34-47583).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

W HOLDING COMPANY, INC

Date: May 15, 2003	By	/s/ Frank C. Stipes

Frank C. Stipes, Esq. Chairman of the Board, Chief Executive Officer and President

Date: May 15, 2003	By	/s/ Freddy Maldonado

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

Date:	May 15, 2003

By:	/s/ Frank C. Stipes

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

Date:	May 15, 2003

By:	/s/ Freddy Maldonado

Freddy Maldonado Vice President of Finance and Investment and Chief Financial Officer

Index to Exhibits

99.1	Written statement of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Written statement of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.