Form 10-Q
period 2003-06-30
W HOLDING CO INC
filed 2003-08-13
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

As of July 31, 2003, there were 68,647,175 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONTENTS

		Page

PART I FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition as of June 30, 2003 and December 31, 2002	1
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002	2
	Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income for the Six Months Ended June 30, 2003 and 2002	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	4-5
	Notes to Consolidated Financial Statements	6-27
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	28-59
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60-63
Item 4.	Controls and Procedures	63
PART II OTHER INFORMATION:
Item 4.	Submissions of Matters to a Vote of Security Holders	64
Item 6.	Exhibits and Reports on Form 8-K	64-65
SIGNATURES		66

Part I. Financial Information

Item I. Financial Statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$77,702	$76,080
Money market instruments:
Federal funds sold and securities purchased under agreements to resell	524,004	459,147
Interest bearing deposits with banks	19,271	17,459
Due from brokers	65,452	—
Investment securities available for sale, at fair value	101,197	160,887
Investment securities held to maturity, at amortized cost with a fair value of $4,220,270 in 2003 and $3,503,379 in 2002	4,209,577	3,501,057
Federal Home Loan Bank stock, at cost	38,450	43,322
Mortgage loans held for sale, at lower of cost or fair value	4,515	7,446
Loans, net of allowance for loan losses of $55,090 in 2003 and $47,114 in 2002	4,256,007	3,754,357
Accrued interest receivable	46,065	46,653
Premises and equipment, net	96,478	96,209
Deferred income taxes, net	24,428	16,327
Other assets	35,790	26,133

Total	$9,498,936	$8,205,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$4,877,152	$4,298,744
Federal funds purchased and securities sold under agreements to repurchase	3,694,876	3,097,341
Advances from Federal Home Loan Bank	120,000	120,000
Mortgage note payable	37,420	37,822
Other liabilities	58,918	66,422

Total liabilities	8,788,366	7,620,329

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value per share (liquidation preference $25 per share); authorized 20,000,000 shares; issued and outstanding 12,973,405 and 8,942,999 shares at June 30, 2003 and December 31, 2002, respectively	12,973	8,943
Common stock — $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 68,647,175 and 68,346,306 at June 30, 2003 and December 31, 2002, respectively	68,647	68,346
Paid-in capital	417,498	319,106
Retained earnings:
Reserve fund	36,077	32,011
Undivided profits	176,348	157,442
Accumulated other comprehensive loss	(973)	(1,100)

Total stockholders’ equity	710,570	584,748

TOTAL	$9,498,936	$8,205,077

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2002		2003	2002

INTEREST INCOME:
Loans, including loan fees	$68,235	$52,088		$131,654	$102,369
Investment securities	29,140	28,980		57,720	56,330
Mortgage and asset-backed securities	8,898	11,973		17,648	21,843
Money market instruments	4,234	1,428		6,833	2,615

Total interest income	110,507	94,469		213,855	183,157

INTEREST EXPENSE:
Deposits	29,447	28,684		58,944	55,583
Federal funds purchased and securities sold under agreements to repurchase	23,611	24,344		46,745	47,253
Advances from Federal Home Loan Bank	1,480	1,546		3,009	3,075
Other borrowings	142	129		142	584

Total interest expense	54,680	54,703		108,840	106,495

NET INTEREST INCOME	55,827	39,766		105,015	76,662
PROVISION FOR LOAN LOSSES	6,597	3,467		12,825	7,091

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	49,230	36,299		92,190	69,571

OTHER INCOME (LOSS):
Service charges on deposit accounts and other fees	6,995	5,052		13,091	10,334
Unrealized gain on derivative instruments	300	285		799	633
Net (loss) gain on sales and valuation of loans, securities and other assets	(7,015)	1,093		(22,705)	1,183
Gain (loss) on trading account securities	455	(1,143)		1,701	(1,262)

Total other income (loss), net	735	5,287		(7,114)	10,888

TOTAL NET INTEREST INCOME AND OTHER INCOME	49,965	41,586		85,076	80,459

OPERATING EXPENSES:
Salaries and employees’ benefits	8,186	6,599		16,541	12,926
Equipment	2,280	2,401		4,396	4,667
Occupancy	1,722	1,355		3,267	2,671
Advertising	1,778	1,642		3,007	3,033
Printing, postage, stationery and supplies	771	616		1,703	1,299
Telephone	567	469		1,138	970
Other	4,462	4,524		8,914	8,793

Total operating expenses	19,766	17,606		38,966	34,359

INCOME BEFORE PROVISION FOR INCOME TAXES	30,199	23,980		46,110	46,100

PROVISION FOR INCOME TAXES:
Current	7,370	4,672		13,694	10,121
Deferred	(2,825)	(761)		(8,117)	(1,983)

Total provision for income taxes	4,545	3,911		5,577	8,138

NET INCOME	$25,654	$20,069		$40,533	$37,962

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$21,119	$16,742		$31,933	$31,308

BASIC EARNINGS PER COMMON SHARE	$0.31	$0.27	(1)	$0.47	$0.50	(1)

DILUTED EARNINGS PER COMMON SHARE	$0.30	$0.27	(1)	$0.46	$0.50	(1)

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002.

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,

	2003	2002

Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$8,943	$7,220
Issuance of preferred stock	4,232	—
Conversion of preferred stock	(202)	—

Balance at end of period	12,973	7,220

Common stock:
Balance at beginning of period	68,346	41,500
Stock split	—	20,750
Issuance of common stock upon conversion of preferred stock	301	—

Balance at end of period	68,647	62,250

Paid-in capital:
Balance at beginning of period	319,106	187,628
Effect of stock options granted to employees	530	—
Issuance of common stock upon conversion of preferred stock	(98)	—
Issuance of preferred stock	97,960	—

Balance at end of period	417,498	187,628

Reserve fund:
Balance at beginning of period	32,011	23,476
Transfer from undivided profits	4,066	3,779

Balance at end of period	36,077	27,255

Undivided profits:
Balance at beginning of period	157,442	128,583
Net income	40,533	37,962
Cash dividends on common stock	(8,961)	(6,640)
Cash dividends on preferred stock	(8,600)	(6,654)
Transfer to reserve fund	(4,066)	(3,779)
Stock split	—	(20,750)

Balance at end of period	176,348	128,722

Accumulated other comprehensive loss:
Balance at beginning of period	(1,100)	(498)
Other comprehensive gain (loss) for the period	127	(377)

Balance at end of period	(973)	(875)

Total Stockholders’ Equity	$710,570	$412,200

Comprehensive income:
Net income	$40,533	$37,962

Other comprehensive income (loss), net of income tax:
Unrealized net gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period	(6,952)	384
Reclassification adjustment for losses (gains) included in net income	7,094	(945)

	142	(561)

Cash flow hedges:
Unrealized net derivative gain arising during the period	—	184

Income tax effect	(15)	—

Net change in other comprehensive gain (loss), net of income taxes	127	(377)

Total Comprehensive Income	$40,660	$37,585

See Notes to Consolidated Financial Statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,533	$37,962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	12,825	7,091
Foreclosed real estate held for sale	—	52
Deferred income taxes	(8,117)	(1,983)
Depreciation and amortization on:
Premises, equipment and other	3,615	3,149
Foreclosed real estate held for sale	163	30
Mortgage servicing rights	420	339
Stock options granted to employees	530	—
Amortization of premium (discount) on:
Investment securities available for sale	(174)	(340)
Investment securities held to maturity	(1,214)	(6,329)
Mortgage-backed securities held to maturity	2,204	(483)
Loans	764	796
Amortization of discount on deposit	1,253	779
Amortization of deferred loan origination fees and costs — net	(3,496)	(2,759)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	22,652	(945)
Mortgage loans held for sale	(90)	(235)
Derivative instruments	(799)	(633)
Foreclosed real estate held for sale	(20)	(63)
Originations of mortgage loans held for sale	(24,960)	(22,814)
Decrease (increase) in:
Trading securities	16,634	28,011
Accrued interest receivable	588	(9,118)
Other assets	(5,147)	(4,042)
Increase (decrease) in:
Accrued interest on deposits and borrowings	(266)	(2,926)
Other liabilities	(2,612)	10,938

Net cash provided by operating activities	55,286	36,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing deposits with banks	(1,812)	2,314
Net increase in federal funds sold and securities purchased under agreements to resell	(64,857)	(106,123)
Increase in due from brokers	(65,452)	—
Investment securities available for sale:
Sales	67,623	186,443
Purchases	(128,586)	(521,497)
Proceeds from principal repayment	98,175	48,111
Investment securities held to maturity:
Purchases	(12,356,858)	(6,471,499)
Proceeds from redemption and repayment	12,339,945	6,188,943
Mortgage-backed securities held to maturity:
Purchases	(1,260,003)	(80,445)
Proceeds from principal repayment	570,206	101,311
Loans:
Purchases	(153,696)	(71,402)
Sales of loans	62,224	—
Other increase	(410,236)	(313,696)
Purchase of derivative options	(3,090)	(4,955)
Proceeds from sales of foreclosed real estate held for sale	213	181
Additions to premises and equipment	(3,873)	(3,326)
Purchase of Federal Home Loan Bank stock	—	(1,226)
Redemption of Federal Home Loan Bank stock	4,872	—
Purchase of partnership interest, net of cash acquired	—	(11,496)

Net cash used in investing activities	(1,305,205)	(1,058,362)

Forward	$(1,249,919)	$(1,021,885)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,

	2003	2002

Forward	$(1,249,919)	$(1,021,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	568,303	556,556
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(378,053)	396,504
Securities sold under agreements to repurchase with original maturities over three months:
Proceeds	1,108,623	294,073
Payments	(133,035)	(173,893)
Payments of term notes	—	(40,000)
Payments of mortgage note payable	(401)	—
Net increase in advances from borrowers for taxes and insurance	386	316
Dividends paid	(16,750)	(13,057)
Issuance of preferred stock	102,467	—

Net cash provided by financing activities	1,251,540	1,020,499

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	1,622	(1,386)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	76,080	62,414

CASH AND DUE FROM BANKS, END OF PERIOD	$77,702	$61,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$109,106	$109,421
Income tax	7,223	4,928
Noncash activities:
Other assets acquired on purchase of partnership interest	—	249
Building acquired on purchase of partnership interest	—	49,852
Mortgage note assumed on purchase of partnership interest	—	37,986
Accrued dividends payable	2,742	1,661
Decrease in unrealized loss on investments securities available for sale	(142)	—
Net (decrease) increase in other comprehensive loss	(127)	561
Mortgage loans securitized and transferred to trading securities	16,634	22,300
Transfer from held to maturity to available for sale	51,671	—
Transfer from available for sale to trading securities	—	42,085
Transfer from loans to foreclosed real estate held for sale	1,730	775
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	500	278
Capitalized mortgage servicing rights	1,472	336
Unpaid additions to premises and equipment	11	53
Transfer from undivided profits to reserve fund	4,066	3,779
Effect in valuation of derivatives and their hedge items:
Increase in other assets	3,146	3
Increase (decrease) in deposits	(1,161)	7,605
Increase in other liabilities	2,374	9,066
Conversion of preferred stock into common stock:
Preferred stock	(202)	—
Paid in capital	(98)	—
Common stock	301	—
Effect of three-for-two stock split	—	20,750

See notes to consolidated financial statements.

(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly-owned subsidiaries, Westernbank Puerto Rico (“Westernbank” or the “Bank”) and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. The Bank, which was founded as a savings institution in 1958, is a Puerto Rico chartered commercial bank, deposits in which are insured to applicable limits by the United States Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at June 30, 2003 and December 31, 2002, and for the three and six month periods ended June 30, 2003, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial-related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

The Company is the third largest bank holding company in Puerto Rico, as measured by total assets as of June 30, 2003. As of June 30, 2003, it had total assets of $9.50 billion, a loan portfolio-net of $4.26 billion, an investment portfolio of $4.89 billion, deposits of $4.88 billion and stockholders’ equity of $710.6 million.

Westernbank operates through 51 full service branch offices located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a fully functional banking site on the Internet. In addition, it operates four divisions: Westernbank International Division, which is an International Banking Entity (IBE) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which activities consist of commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a new division created in July 2002, which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000 through 19 full-service branches. Westernbank owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc., at June 30, 2003 and December 31, 2002, and for the three and six month periods ended June 30, 2003, were not significant.

On March 18, 2002, Westernbank, through Westernbank World Plaza, Inc. (“WWPI”), a newly created wholly-owned subsidiary of Westernbank Puerto Rico, and its wholly-owned subsidiary Westernbank One Percent, Inc. (“WOPI”), acquired 99% (as Limited Partner) and 1% (as General Partner), respectively, of the partnership interests of Apollo Hato Rey, L.P., a Delaware Limited Partnership (the “Partnership”). WWPI and WOPI were created for the purpose of owning, developing, managing and operating Westernbank World Plaza (formerly known as Hato Rey Tower) a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. On March 23, 2002, the Partnership was dissolved and its net assets distributed to WWPI and WOPI. Immediately thereafter, WOPI was also dissolved by WWPI. Upon dissolution of WOPI, WWPI became the 100% owner of the net assets of the dissolved partnership. Westernbank World Plaza now serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions.

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of June 30, 2003 and December 31, 2002 and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2002, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flow for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

2. EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three and six months ended June 30, 2003 and 2002, were computed by dividing the net income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during the same periods, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except share data)
Basic and diluted earnings per share:
Net income	$25,654	$20,069	$40,533	$37,962
Less preferred stock dividends	4,535	3,327	8,600	6,654

Income attributable to common stockholders	$21,119	$16,742	$31,933	$31,308

Weighted average number of common shares outstanding for the period	68,520,185	62,250,000	68,434,781	62,250,000
Dilutive potential common shares — Stock options	1,323,112	721,831	1,312,285	613,106
Assumed conversion of preferred stock	1,515,493	—	—	—

Total	71,358,790	62,971,831	69,747,066	62,863,106

Basic earnings per share	$0.31	$0.27	$0.47	$0.50

Diluted earnings per share	$0.30	$0.27	$0.46	$0.50

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

On May 28 and June 16, 2003, the Company issued 3,680,000 and 552,000 shares, respectively, of the Company’s Series F Preferred Stock. The Series F Preferred Stock was issued at a price of $25.00 per share. Proceeds from issuance of the Series F Preferred Stock amounted to $102,192,300, net of $3,607,700 of issuance costs.

During the three and six month periods ended June 30, 2003, 185,424 and 201,594 shares of the Company’s convertible preferred stock series A were respectively converted into 276,739 and 300,869 shares of common stock.

3. DIVIDENDS DECLARED PER COMMON SHARE

The Company’s Board of Directors has adopted an ongoing policy that provides for the distribution of dividends to common shareholders on the basis of a percentage of the average earnings for the last two preceding years. The same are paid monthly on the 15th day of each month for stockholders of record as of the last day of the preceding month.

On January 31, 2003, the Company’s Board of Directors approved an increase in its annual dividend payments to stockholders in 2003 to $0.27 per share.

The Company’s cash dividends declared per share for the six months ended June 30, 2003 and 2002 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)

2003
January 31, 2003	February 15, 2003	$0.01833
February 28, 2003	March 15, 2003	0.02250
March 31, 2003	April 15, 2003	0.02250
April 30, 2003	May 15, 2003	0.02250
May 30, 2003	June 16, 2003	0.02250
June 30, 2003	July 15, 2003	0.02250

Total		$0.13083

2002(2)
January 31, 2002	February 15, 2002	$0.01778
February 28, 2002	March 15, 2002	0.01778
March 31, 2002	April 15, 2002	0.01778
April 30, 2002	May 15, 2002	0.01778
May 31, 2002	June 15, 2002	0.01778
June 30, 2002	July 15, 2002	0.01778

Total		$0.10668

(1)	Dividend amounts in the table are rounded.

(2)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002.

4. INVESTMENT SECURITIES

      The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2003	Cost	Gains	Losses	Value

	(In thousands)
Available for sale:
Mortgage-backed securities — Collateralized mortgage obligations (CMO)	$84,295	$—	$63	$84,232
Other investments	17,831	180	1,046	16,965

Total	$102,126	$180	$1,109	$101,197

Held to maturity:
U.S. Government and agencies obligations	$2,767,776	$8,562	$1,109	$2,775,229
Puerto Rico Government and agencies obligations	19,050	376	—	19,426
Commercial paper	35,000	86	—	35,086
Corporate notes	31,833	3,627	—	35,460

Subtotal	2,853,659	12,651	1,109	2,865,201

Mortgage and asset-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	8,722	498	—	9,220
Government National Mortgage Association (GNMA) Certificates	11,402	598	—	12,000
Fannie Mae (FNMA) certificates	5,719	365	—	6,084
CMO certificates	1,322,267	2,470	4,780	1,319,957
Asset-backed securities	7,808	—	—	7,808

Subtotal	1,355,918	3,931	4,780	1,355,069

Total	$4,209,577	$16,582	$5,889	$4,220,270

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

	(In thousands)
Available for sale:
Mortgage-backed securities — CMO	$144,378	$898	$—	$145,276
Other investments	17,580	230	2,199	15,611

Total	$161,958	$1,128	$2,199	$160,887

Held to maturity:
U.S. Government and agencies obligations	$2,671,344	$7,783	$376	$2,678,751
Puerto Rico Government and agencies obligations	19,695	245	30	19,910
Commercial paper	74,997	—	—	74,997
Corporate notes	66,697	3,173	—	69,870

Subtotal	2,832,733	11,201	406	2,843,528

Mortgage and other asset-backed securities:
FHLMC certificates	10,435	636	—	11,071
GNMA certificates	13,657	686	—	14,343
FNMA certificates	6,906	447	—	7,353
CMO certificates	565,068	986	3,366	562,688
Asset-backed securities	72,258	250	8,112	64,396

Subtotal	668,324	3,005	11,478	659,851

Total	$3,501,057	$14,206	$11,884	$3,503,379

The amortized cost and fair value of investment securities available for sale and held to maturity at June 30, 2003, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:

	AVAILABLE FOR SALE		HELD TO MATURITY

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$—	$—	$177,591	$177,772
Due after one year through five years	—	—	1,069,305	1,074,464
Due after five years through ten years	—	—	1,583,993	1,587,164
Due after ten years	17,831	16,965	22,770	25,801

Subtotal	17,831	16,965	2,853,659	2,865,201
Mortgage and other asset-backed securities	84,295	84,232	1,355,918	1,355,069

Total	$102,126	$101,197	$4,209,577	$4,220,270

The Company uses certain methods and assumptions in estimating fair values of financial instruments. (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Fair value of Financial Instruments of the Company’s Consolidated Financial Statements as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002, included in the Company’s Annual Report on Form 10K.)

The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectations of recoverability of its original investment, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, available secondary market prices from broker/dealers, and the Company’s intention and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The impairment analysis on the mortgage and other asset-backed securities is done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, as well as on sensitivity and expected cash flow analysis made by major brokerage houses. The Company also considers its intent and ability to hold these securities. If management believes, based on the analysis, that the principal, and available secondary market prices from broker/dealers and interest obligations on any mortgage and other asset-backed security will not be received in a timely manner, the security is written down to fair value.

The equity securities impairment analyses are performed and reviewed quarterly based on the latest financial information and any supporting research report made by a major brokerage house. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flow, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.

In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporarily impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and 15, 2003, respectively. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. In line with such decline, management concluded, based on these facts and the secondary market prices that a $15.7 million ($11.8 million net of tax) other-than-temporary impairment write-down adjustment was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO that were downgraded as available for sale as of March 31, 2003.

During the quarter ended June 30, 2003, the Company, based upon additional information available from trustees, further ratings downgradings, a default on the scheduled interest payment in one of the CBO tranches and further declines in quoted market prices for such investments, reclassified the remaining portfolio of CBO’s and CLO’s to available for sale and subsequently on June 6, 2003 sold its entire portfolio of CBO’s and CLO’s. The sale of the portfolio, with an original total investment of $62.9 million and adjusted to a fair value of $45.4 million as of March 31, 2003, was completed at an additional loss of $7.0 million ($5.2 million net of tax) which was recorded during the quarter ended June 30, 2003.

For the three and six month periods ended June 30, 2002, management concluded that there was no other-than-temporary impairment on its investment securities portfolio.

5. LOANS

      The loan portfolio consisted of the following:

	June 30,	December 31,
	2003	2002

	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$1,966,523	$1,648,994
Conventional:
One-to-four family residences	821,262	827,902
Other properties	2,520	2,447
Construction and land acquisition	203,866	186,208
Insured or guaranteed — Federal Housing Administration, Veterans Administration, and others	18,954	17,201

Total	3,013,125	2,682,752

Plus (less):
Undisbursed portion of loans in process	(4,139)	(4,942)
Premium on loans purchased — net	1,257	1,485
Deferred loan fees — net	(10,295)	(5,624)

Total	(13,177)	(9,081)

Real estate loans — net	2,999,948	2,673,671

OTHER LOANS:
Commercial loans	505,667	382,416
Loans on deposits	31,058	32,803
Credit cards	56,436	56,658
Consumer loans	719,185	655,713
Plus (less):
Premium on loans purchased — net	2,753	3,225
Deferred loan fees — net	(3,950)	(3,015)

Other loans — net	1,311,149	1,127,800

TOTAL LOANS	4,311,097	3,801,471
ALLOWANCE FOR LOAN LOSSES	(55,090)	(47,114)

LOANS — NET	$4,256,007	$3,754,357

The total investment in impaired commercial and construction loans at June 30, 2003 and December 31, 2002, was $46,283,000 and $50,589,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at June 30, 2003 and December 31, 2002. Impaired commercial and construction loans amounting to $27,369,000 and $26,074,000 at June 30, 2003 and December 31, 2002, respectively, were covered by a valuation allowance of $4,491,000 and $4,752,000, respectively. Impaired commercial and construction loans amounting to $18,914,000 at June 30, 2003 and $24,515,000 at December 31, 2002, did not require a valuation allowance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. The average investment in impaired commercial and construction loans for the six-month periods ended June 30, 2003 and 2002, amounted to $44,797,000 and $43,616,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the six-month periods ended June 30, 2003 and 2002, amounted to $969,000 and $1,862,000, respectively.

6. PLEDGED ASSETS

At June 30, 2003, residential mortgage loans and investment securities held to maturity amounting to $709,018,000 and $3,953,046,000, respectively, were pledged to secure public fund and individual retirement account deposits, securities sold under agreements to repurchase, letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, and interest rate swap agreements. Pledged investment securities held to maturity amounting to $3,896,370,000 at June 30, 2003, can be repledged.

7. DEPOSITS

A comparative summary of deposits as of June 30, 2003 and December 31, 2002, follows:

	2003	2002

	(In thousands)
Noninterest bearing accounts	$176,697	$156,143
Passbook accounts	598,592	560,549
NOW accounts	164,088	138,434
Super NOW accounts	27,070	24,868
Money market accounts	15,954	15,303
Certificates of deposit	3,872,952	3,379,628

Total	4,855,353	4,274,925
Accrued interest payable	21,799	23,819

Total	$4,877,152	$4,298,744

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

A reconciliation of the provision of income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the three and six month periods ended June 30, 2003 and 2002 is as follows:

	Three months		Six months

	2003	2002	2003	2002

	(Dollars in thousands)
Computed at Puerto Rico statutory rate	$11,778	$9,352	$17,983	$17,979
Effect on provision of:
Exempt interest income, net	(7,687)	(8,112)	(14,547)	(11,146)
Net nondeductible expenses	54	—	102	35
Other	400	2,671	2,039	1,270

Provision for income tax as reported	$4,545	$3,911	$5,577	$8,138

Statutory tax rate	39%	39%	39%	39%

Effective tax rate	15%	16%	12%	18%

      Deferred income tax assets (liabilities) as of June 30, 2003 and December 31, 2002, consisted of the following:

	2003	2002

	(In thousands)
Allowance for loan losses	$20,357	$17,247
Unrealized loss in valuation of derivative instruments	(448)	(137)
Mortgage servicing rights	(1,161)	(751)
Allowance for foreclosed real estate held for sale	6	6
Capital loss on sale of investment securities	5,699	—
Other temporary differences	(19)	(32)

Total	24,434	16,333
Less valuation allowance	6	6

Deferred income tax assets, net	$24,428	$16,327

Realization of deferred tax assets is dependent on generating sufficient future taxable income. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are not met.

9. FINANCIAL INSTRUMENTS

Derivative financial instruments and hedging activities — The Company utilizes various derivative instruments for hedging purposes and other than hedging purposes such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Company controls the credit risk of its derivative financial instrument agreements through credit approvals, limits and monitoring procedures.

The Company enters into interest-rate swap contracts in managing its interest rate exposure. Interest-rate swap contracts generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Interest rate swaps are the most common type of derivative contracts that the Company utilizes. Situations in which the Company utilizes interest rate swaps are: a) to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, and b) to convert its variable rate — term notes and FHLB advances (liabilities) to a fixed rate. By entering into the swap, the principal amount of the hedged item would generally remain unchanged but the interest payment streams would change.

Interest-rate swap contracts used to convert the Company’s fixed-rate certificates of deposit (liabilities) to a variable rate mature between one to twenty years with a right by the counterparty to call after the first anniversary. The Company has an identical right to call the certificates of deposit.

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

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of June 30, 2003 and December 31, 2002, was as follows:

	Notional Amount

Type of Contract	2003	2002
	(In thousands)
Hedging activities:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$573,996	$528,227

Derivatives not designated as hedge:
Interest rate swaps (unmatched portion)	$1,004	$1,773
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	84,542	65,134
Purchased options used to manage exposure to the stock market on stock indexed deposits	48,407	28,773

Total	$170,282	$132,009

At June 30, 2003, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $2.4 million, which was recorded as “Other Liabilities” and as a decrease to the hedged “Deposits” in the accompanying June 30, 2003 statement of financial condition.

At December 31, 2002, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of approximately $8.0 million, which was recorded as “Other Liabilities” and as a decrease to the hedged “Deposits” in the accompanying December 31, 2002 statement of financial condition.

At June 30, 2003, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $5.3 million and was recorded as part of “Other Assets” $4.6 million, “Deposits” $4.7 million, and “Other Liabilities” $5.2 million in the accompanying June 30, 2003 statement of financial condition.

At December 31, 2002, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $6.1 million and was recorded as part of “Other assets” $1.4 million, “Deposits” $1.6 million and “Other liabilities” $5.9 million in the accompanying December 31, 2002 statement of financial condition.

A summary of the types of swaps used and their terms at June 30, 2003 and December 31, 2002, follows:

	2003	2002

	(In thousands)
Pay floating/received fixed:
Notional amount	$575,000	$530,000
Weighted average receive rate at period end	4.77%	5.67%
Weighted average pay rate at period end	1.28%	1.90%
Floating rate in percentage of three month LIBOR, plus a spread ranging from minus .20% to plus 25%	100%	100%

The changes in notional amount of swaps during the six months ended June 30, 2003 follows:

(In thousands)
Balance at December 31, 2002	$566,329
New swaps	307,500
Called and matured swaps	(262,500)

Ending balance	$611,329

During the six months ended June 30, 2003, various counterparties of swap agreements exercised their option to cancel their swaps and the Company immediately exercised its option to call the hedged certificates of deposit. No gains or losses resulted from the above cancellations.

At June 30, 2003, the interest rate swaps, embedded options and purchased options maturities by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options

	(In thousands)
2003	$40,000	$—	$—
2004	25,000	—	—
2005	15,000	—	—
2006	46,329	37,952	1,623
2007 and thereafter	485,000	46,590	46,784

Total	$611,329	$84,542	$48,407

Other off-balance sheet instruments. In the ordinary course of business the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Committed Resources. At June 30, 2003 and December 31, 2002, the Company had outstanding the following contract amount of financial instruments whose amounts represent credit risk:

	2003	2002

	(In thousands)
Commitments to extend credit:
Fixed rates	$13,301	$16,710
Variable rates	187,245	161,902
Unused lines of credit:
Commercial	73,800	64,037
Credit cards and other	110,388	77,776
Commercial letters of credit	10,024	4,574
Commitments to purchase mortgage loans	50,000	100,000

Total	$444,758	$424,999

Such commitments will be funded in the normal course of business from the Company’s principal sources of funds. At June 30, 2003, the Company had $2.88 billion in deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regards to such commitments.

10. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 6,300,000 shares (as adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002 and distributed on July 10, 2002) of common stock can be granted. Also, options for up to 6,300,000 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. At June 30, 2003, the Company had outstanding 3,678,000 options (as adjusted) under the 1999 Qualified Stock Option Plan. These options were granted to various executive officers and employees, which will become fully exercisable after five years following the grant date. During the year ended December 31, 2002, the Company granted 122,500 options (as adjusted) to various executive officers. No options were granted during the three and six month periods ended June 30, 2003. None of the options were exercised or forfeited in 2003 and 2002.

The Company has only three exercise prices for options granted, all of them granted at three different dates. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2003:

	Outstanding		Exercisable

		Weighted
		Average
		Remaining
	Number of	Contract	Number of
Exercise Price	Options	Life (Years)	Options

$6.67	3,442,000	6.63	2,052,000
7.83	113,000	7.89	45,000
15.85	123,000	9.06	—

Total	3,678,000		2,097,000

Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost to be recognized in future years is the same that would have been recognized had the recognition provisions of Financial Accounting Standard Board (“FASB”) No. 123 been applied from its original effective date. Results prior to 2003 will not be restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the three and six months period ended June 30, 2003 was a charge of $265,000 and $530,000, respectively.

11. SEGMENT INFORMATION

The Company’s management monitors and manages the financial performance of two reportable business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico, and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two subsidiaries.

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

Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of June 30, 2003 and December 31, 2002, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and purchasing of loans. Loans outstanding at June 30, 2003 and December 31, 2002, amounted to $99,068,000 and $56,833,000, respectively.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company’ Consolidated Financial Statements as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002, included in the Company’s Annual Report on Form 10K.

The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.

	As of and for the six months ended
	June 30, 2003

			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total

	(In thousands)
Interest income:
Consumer loans	$36,523	$—	$36,523	$—	$—	$36,523
Commercial loans	55,180	1,886	57,066	—	—	57,066
Asset-based loans	—	—	—	14,414	—	14,414
Mortgage loans	23,651	—	23,651	—	—	23,651
Treasury and investment activities	40,884	40,869	81,753	1,237	(789)	82,201

Total interest income	156,238	42,755	198,993	15,651	(789)	213,855
Interest expense	84,472	20,603	105,075	4,554	(789)	108,840

Net interest income	71,766	22,152	93,918	11,097	—	105,015

Provision for loan losses	(10,716)	—	(10,716)	(2,109)	—	(12,825)

Other income, net:
Service charges on deposits and other fees	10,169	95	10,264	110	(110)	10,264
Trust account fees	—	—	—	338	—	338
Insurance commission fees	—	—	—	887	—	887
Asset-based lending related fees	—	—	—	1,603	—	1,603
Other	(20,206)	—	(20,206)	—	—	(20,206)

Total other income, net	(10,037)	95	(9,942)	2,938	(110)	(7,114)

Equity in income of subsidiaries	720	—	720	41,127	(41,847)	—

Total net interest income and other income	$51,733	$22,247	$73,980	$53,053	$(41,957)	$85,076

Total assets as of June 30, 2003	$7,157,916	$2,748,901	$9,906,817	$1,657,788	$(2,065,669)	$9,498,936

	For the three months ended
	June 30, 2003

			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total

	(In thousands)
Interest income:
Consumer loans	$18,512	$—	$18,512	$—	$—	$18,512
Commercial loans	28,169	1,077	29,246	—	—	29,246
Asset-based loans	—	—	—	8,699	—	8,699
Mortgage loans	11,780	—	11,780	—	—	11,780
Treasury and investment activities	20,782	21,243	42,025	666	(421)	42,270

Total interest income	79,243	22,320	101,563	9,365	(421)	110,507
Interest expense	42,110	10,454	52,564	2,537	(421)	54,680

Net interest income	37,133	11,866	48,999	6,828	—	55,827

Provision for loan losses	(5,180)	—	(5,180)	(1,417)	—	(6,597)

Other income, net:
Service charges on deposits and other fees	5,320	59	5,379	55	(55)	5,379
Trust account fees	—	—	—	189	—	189
Insurance commission fees	—	—	—	429	—	429
Asset-based lending related fees	—	—	—	998	—	998
Other	(6,260)	—	(6,260)	—	—	(6,260)

Total other income, net	(940)	59	(881)	1,671	(55)	735

Equity in income of subsidiaries	127	—	127	25,923	(26,050)	—

Total net interest income and other income	$31,140	$11,925	$43,065	$33,005	$(26,105)	$49,965

	As of December 31, 2002 and for the six months ended
	June 30, 2002

			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total

	(In thousands)
Interest income:
Consumer loans	$21,385	$—	$21,385	$—	$—	$21,385
Commercial loans	49,080	977	50,057	—	—	50,057
Asset-based loans	—	—	—	6,275	—	6,275
Mortgage loans	24,651	—	24,651	—	—	24,651
Treasury and investment activities	27,810	52,622	80,432	678	(321)	80,789

Total interest income	122,926	53,599	176,525	6,953	(321)	183,157
Interest expense	77,019	26,995	104,014	2,802	(321)	106,495

Net interest income	45,907	26,604	72,511	4,151	—	76,662

Provision for loan losses	(6,500)	—	(6,500)	(591)	—	(7,091)

Other income, net:
Service charges on deposits and other fees	8,756	140	8,896	99	(99)	8,896
Trust account fees	—	—	—	130	—	130
Insurance commission fees	—	—	—	479	—	479
Asset-based lending related fees	—	—	—	830	—	830
Other	708	(155)	553	—	—	553

Total other income, net	9,464	(15)	9,449	1,538	(99)	10,888

Equity in income of subsidiaries	286	—	286	38,010	(38,296)	—

Total net interest income and other income	$49,157	$26,589	$75,746	$43,108	$(38,395)	$80,459

Total assets as of December 31, 2002	$6,649,595	$2,083,259	$8,732,854	$1,292,391	$(1,820,168)	$8,205,077

	For the three months ended
	June 30, 2002

			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total

	(In thousands)
Interest income:
Consumer loans	$10,546	$—	$10,546	$—	$—	$10,546
Commercial loans	25,588	555	26,143	—	—	26,143
Asset-based loans	—	—	—	3,469	—	3,469
Mortgage loans	11,929	—	11,929	—	—	11,929
Treasury and investment activities	14,619	27,576	42,195	357	(170)	42,382

Total interest income	62,682	28,131	90,813	3,826	(170)	94,469
Interest expense	39,557	13,822	53,379	1,494	(170)	54,703

Net interest income	23,125	14,309	37,434	2,332	—	39,766

Provision for loan losses	(3,000)	—	(3,000)	(467)	—	(3,467)

Other income, net:
Service charges on deposits and other fees	4,445	123	4,568	49	(49)	4,568
Trust account fees	—	—	—	70	—	70
Insurance commission fees	—	—	—	271	—	271
Asset-based lending related fees	—	—	—	144	—	144
Other	389	(155)	234	—	—	234

Total other income, net	4,834	(32)	4,802	534	(49)	5,287

Equity in income of subsidiaries	142	—	142	20,106	(20,248)	—

Total net interest income and other income	$25,101	$14,277	$39,378	$22,505	$(20,297)	$41,586

12. RECENT ACCOUNTING DEVELOPMENTS

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

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholder’s intangible assets. SFAS No. 147 was effective for acquisitions or impairment measurement of such intangibles effective on or after October 1, 2002. SFAS No. 147 did not have a significant effect on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financials statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost to be recognized in future years is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 will not be restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the three and six month periods ended June 30, 2003 was a charge of $265,000 and $530,000, respectively.

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding options in each period:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income as reported	$25,654	$20,069	$40,533	$37,962
Add: Stock based employee compensation expense included in reported net income	265	—	530	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all options	(265)	(140)	(530)	(280)

Pro-forma net income	$25,654	$19,929	$40,533	$37,682

Earnings per share:
Basic — as reported	$0.31	$0.27	$0.47	$0.50

Diluted — as reported	$0.30	$0.27	$0.46	$0.50

Basic — pro forma	$0.31	$0.27	$0.47	$0.50

Diluted — pro forma	$0.30	$0.26	$0.46	$0.49

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Implementation of SFAS No. 149 is not expected to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of SFAS No. 150 is not expected to have a significant effect on the Company’s financial position or results of operations.

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

GENERAL

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly owned subsidiaries, Westernbank Puerto Rico (“Westernbank” or the “Bank”) and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term, fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent offering property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at June 30, 2003 and December 31, 2002, and for the three and six month periods ended June 30, 2003 were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

The Company is the third largest bank holding company in Puerto Rico, as measured by total assets as of June 30, 2003. As of June 30, 2003, it had total assets of $9.50 billion, a loan portfolio-net of $4.26 billion, an investment portfolio of $4.89 billion, deposits of $4.88 billion and stockholders’ equity of $710.6 million.

Westernbank operates through a network of 51 bank branches, including 19 Expresso of Westernbank branches opened, located throughout Puerto Rico, and a fully functional banking site on the Internet. In addition to its services Westernbank operates four divisions: Westernbank Business Credit, which specializes in asset-based lending; Expresso of Westernbank, which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000; Westernbank Trust Division, which offers a full array of trust services; and Westernbank International Division, which activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. In addition, Westernbank offers a broad array of fee income products including credit cards, merchant card services, commercial letters of credit, and brokerage services, among others.

The Company continues to emphasize on growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan and investment securities portfolios. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed rate residential loans to assets with shorter maturities and greater repricing flexibility. As of June 30, 2003, commercial loans were $2.47 billion or 57.20% of total loans (79.47% collateralized by real estate) and consumer loans were $804.9 million or 18.67% (65.00% collateralized by real estate) of the $4.31 billion loan portfolio. Investment securities totaled $4.89 billion at June 30, 2003. These loans and securities tend to have shorter maturities and reprice more rapidly than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 81% of its loans collateralized by real estate as of June 30, 2003. As part of this strategy, Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. In July 2002, Westernbank launched a new banking division focused on offering consumer loans through 17 full-service branches (19 at June 30, 2003), called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000.

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

Westernbank is focused on the expansion in the San Juan metropolitan area. The Bank has opened 11 Westernbank branches in the San Juan metropolitan area since 1998, including seven Expresso of Westernbank branches in July 2002. On March 18, 2002, Westernbank acquired Westernbank World Plaza (formerly known as Hato Rey Tower); a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, its regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. In addition, the Company continues to build upon its existing platform and further expanding its fee-based businesses, including insurance brokerage, trust services and securities brokerage.

The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency, and Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico.

The traditional banking operations of Westernbank Puerto Rico include retail operations, such as branches, including those of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations) and deposit products. Consumer loans include loans such as personal, collateralized personal loans, credit cards, and small loans. Commercial products consist of commercial loans including commercial real estate, unsecured commercial and construction loans.

Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of June 30, 2003, and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002, substantially all of Westernbank International’s business activities have consisted of investment in securities and purchasing of loans.

Established in 2001, Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance on which it earns commission income. Currently, most of the agency’s volume is derived from two areas — mortgage insurance on residential mortgage loans and credit life insurance for borrowers of personal loans. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at June 30, 2003 and December 31, 2002, and for the three and six month periods ended June 30, 2003 and 2002 were not significant.

The Company and its wholly-owned subsidiaries’ executive offices are located at 19 West McKinley Street, Mayaguez, Puerto Rico 00680, and the telephone number is (787) 834-8000.

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

The Company’s assets growth during the first semester of 2003 was mainly driven by increases in the loan and investment portfolios, primarily in the commercial and consumer loans portfolio, and in the investment securities held to maturity portfolio. Also, the Company has continued effective management of interest rate risk and a tight control of operating expenses. The efficiency ratio for the three and six month periods ended June 30, 2003 was 31.46% and 32.99%, respectively. Net income for the three and six months ended June 30, 2003, increased to $25.7 million or $0.31 earnings per basic common share ($0.30 on a diluted basis) and to $40.5 million or $0.47 earnings per basic common share ($0.46 on a diluted basis), respectively, up 27.83% and 6.78% when compared to $20.1 million or $0.27 earnings per common share (basic and diluted) and $38.0 million or $0.50 earnings per common share (basic and diluted), for the three and six months ended June 30, 2002, respectively. The increase in net income for the three and six month periods ended June 30, 2003 resulted notwithstanding the effect of a special charge of $7.0 million ($5.2 million net of tax) and $22.7 million ($17.0 million net of tax), respectively, resulting from the impairment charge during the first quarter of 2003 and the final liquidation of the Company’s portfolio of corporate bond and loan obligations (“CBO’s” and “CLO’s”) on June 6, 2003. Net income attributable to common stockholders for the three and six months periods ended June 30, 2003, increased to $21.1 million and to $31.9 million, respectively, up 26.15% and 2.00% when compared to $16.7 million and $31.3 million, for the same periods in 2002. The Company’s profitability ratios for the three and six month periods ended June 30, 2003, represented returns on assets (ROA) of 1.12% and 0.92% and returns on common stockholders’ equity (ROCE) of 22.41% and 17.09%, respectively, compared with a ROA of 1.17% and 1.18% and a ROCE of 30.07% and 28.52%, respectively, for the same periods in 2002. These ratios are within management’s expectations considering the strong growth in assets, the additional capital infusions, the significant resources invested in new areas of business and the special charge to earnings during both periods. Although the Company experienced a significant increase in net interest income during the three and six month periods ended June 30, 2003, over the comparable prior year periods, the special charge during the first and second quarter of 2003 on the Company’s investment securities portfolio (see Note 4 — Investment Securities — Notes to consolidated financial statements (unaudited)), negatively impacted the results of operations for the three and six month periods ended June 30, 2003, when compared to the prior year periods.

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

Net interest income increased $16.1 million or 40.39% for the three months ended June 30, 2003 and $28.4 million or 36.98% for the six months ended June 30, 2003, when compared to the corresponding 2002 periods. The increase for the three and six months ended June 30, 2003, was the result of significant increases in the average balance of interest-earning assets although at significant lower yields than the comparable prior year periods, as a result of a lower interest rate scenario. Interest income from loans, investment securities and money market instruments all increased when compared to the three and six months periods ended June 30, 2002.

Average interest-earning assets increased from $7.0 billion for the three months ended June 30, 2002 to $8.8 billion for the three months ended June 30, 2003, an increase of $1.84 billion or 26.45%. For the six-month period, average interest-earning assets increased from $6.6 billion in 2002 to $8.5 billion in 2003, an increase of $1.85 billion or 27.94%. The increase in the average interest-earning assets is mainly related to a rise in the average loan portfolio, the higher yielding category of interest-earning assets, of $847.5 million and $926.5 million for the three and six months ended June 30, 2003, respectively, primarily due to an increase in commercial and consumer loan portfolios, and an increase of $992.1 million and $927.0 million, respectively, in the average investment portfolio, mainly U.S. Government and agencies obligations and mortgage-backed securities. Average yields decreased from 5.45% and 5.57% for the three-month and six-months ended June 30, 2002, respectively, to 5.04% and 5.08% for the comparable periods of 2003. The fluctuation on average yields was primarily due to a drop in market interest rates affecting our loan repricing, primarily our commercial loan portfolio with floating rates and reinvestment rates on matured and called securities, and lower yields on securities purchased.

The increase in the average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities. Average interest-bearing liabilities increased from $6.5 billion for the three months ended June 30, 2002, to $8.3 billion for the three months ended June 30, 2003, an increase of $1.82 billion or 28.16%. For the six-month periods ended June 30, 2002 and 2003, average interest bearing liabilities increased from $6.20 billion to $8.00 billion, respectively, an increase of $1.80 billion or 28.92%. The increase in average interest-bearing liabilities for the three and six months ended June 30, 2003, was mainly related to an increase in the average balance of deposits which grew from $3.66 billion for the three month period ended June 30, 2002, to $4.63 billion for the three month period ended June 30, 2003, an increase of $970.5 million or 26.50%. For the six month periods ended June 30, 2002 and 2003, the average balance of deposits increased from $3.49 billion to $4.52 billion, respectively, an increase of $1.03 billion or 29.44%. The average balance of federal funds purchased and reverse repurchase agreements also grew from $2.67 billion for the three month period ended June 30, 2002 to $3.51 billion for the same period in 2003, an increase of $832.4 million or 31.12%. For the six month period ended June 30, 2003, the average balance of federal funds purchased and reverse repurchase agreements also grew from $2.56 billion in 2002 to $3.34 billion, an increase of $777.8 million or 30.35%. The increase in average interest-bearing liabilities was partially offset by a decrease in the average interest rates paid on interest-bearing liabilities during the quarter, attributable to a lower interest rate scenario. For the three-month and six-month periods, the average interest rates paid decreased from 3.39% and 3.46% in 2002, to 2.64% and 2.75% in 2003.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-earning liabilities, expressed both in dollars and rates, as well as in a normal and tax equivalent basis. Average balances are daily average balances. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated stockholders’ equity.

	Three months ended June 30,

	2003			2002

		Average	Average		Average	Average
	Interest	balance (1)	Yield/Rate	Interest	balance (1)	Yield/Rate

	(Dollars in Thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees(2)	$68,235	$4,097,298	6.68%	$52,088	$3,249,758	6.43%
Mortgage and asset-backed securities(3)	8,898	831,004	4.29%	12,062	885,043	5.47%
Investment securities(4)	29,140	3,279,582	3.56%	28,891	2,560,093	4.53%
Money market instruments	4,234	586,941	2.89%	1,428	260,333	2.20%

Total	110,507	8,794,825	5.04%	94,469	6,955,227	5.45%

Interest-bearing liabilities:
Deposits	29,447	4,632,866	2.55%	28,684	3,662,343	3.14%
Federal funds purchased and securities sold under agreements to repurchase	23,611	3,506,936	2.70%	24,344	2,674,527	3.65%
Other borrowings	142	32,222	1.77%	129	13,394	3.85%
Advances from FHLB	1,480	120,000	4.95%	1,546	120,000	5.17%

Total	54,680	8,292,024	2.64%	54,703	6,470,264	3.39%

Net interest income	$55,827			$39,766

Interest rate spread			2.40%			2.06%

Net interest-earning assets		$502,801			$484,963

Net yield on interest-earning assets(5)			2.55%			2.29%

Interest-earning assets to interest-bearing liabilities ratio		106.06%			107.50%

Tax equivalent spread:
Interest-earning assets	$110,507	$8,794,825	5.04%	$94,469	$6,955,227	5.45%
Tax equivalent adjustment	7,233	—	0.33%	5,442	—	0.31%

Interest-earning assets — tax equivalent	117,740	8,794,825	5.37%	99,911	6,955,227	5.76%

Interest-bearing liabilities	54,680	8,292,024	2.64%	54,703	6,470,264	3.39%

Net interest income	$63,060			$45,208

Interest rate spread			2.72%			2.37%

Net yield on interest-earnings assets			2.88%			2.61%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Includes loans held for sale. Average loans exclude non-performing loans. Loans fees amounted to $2.2 million and $1.3 million for the three-months ended June 30, 2003 and 2002, respectively.

(3)	Includes mortgage-backed securities available for sale and for trading purposes.

(4)	Includes trading account securities and investments available for sale.

(5)	Net interest income divided by average interest-earning assets.

	Six months ended June 30,

	2003			2002

		Average	Average		Average	Average
	Interest	balance (1)	Yield/Rate	Interest	balance (1)	Yield/Rate

	(Dollars in Thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees(2)	$131,654	$4,015,724	6.61%	$102,369	$3,089,225	6.68%
Mortgage and asset-backed securities(3)	17,648	811,425	4.39%	21,954	818,041	5.41%
Investment securities(4)	57,720	3,111,059	3.74%	56,219	2,482,948	4.57%
Money market instruments	6,833	549,353	2.51%	2,615	243,888	2.16%

Total	213,855	8,487,561	5.08%	183,157	6,634,102	5.57%

Interest-bearing liabilities:
Deposits	58,944	4,518,763	2.63%	55,583	3,491,032	3.21%
Federal funds purchased and securities sold under agreements to repurchase	46,745	3,340,202	2.82%	47,253	2,562,440	3.72%
Other borrowings	142	16,297	1.76%	584	28,197	4.18%
Advances from FHLB	3,009	120,000	5.06%	3,075	120,000	5.17%

Total	108,840	7,995,262	2.75%	106,495	6,201,669	3.46%

Net interest income	$105,015			$76,662

Interest rate spread			2.33%			2.11%

Net interest-earning assets		$492,299			$432,433

Net yield on interest-earning assets(5)			2.50%			2.33%

Interest-earning assets to interest-bearing liabilities ratio		106.16%			106.97%

Tax equivalent spread:
Interest-earning assets	$213,855	$8,487,561	5.08%	$183,157	$6,634,102	5.57%
Tax equivalent adjustment	12,406	—	0.29%	9,841	—	0.30%

Interest-earning assets — tax equivalent	226,261	8,487,561	5.38%	192,998	6,634,102	5.87%

Interest-bearing liabilities	108,840	7,995,262	2.75%	106,495	6,201,669	3.46%

Net interest income	$117,421			$86,503

Interest rate spread			2.63%			2.41%

Net yield on interest — earning assets			2.79%			2.63%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Includes loans held for sale. Average loans exclude non-performing loans. Loans fees amounted to $3.7 million and $2.7 million as of June 30, 2003 and 2002, respectively.

(3)	Includes mortgage-backed securities available for sale and for trading purposes.

(4)	Includes trading account securities and investments available for sale.

(5)	Net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.

	Three months ended June 30,			Six months ended June 30,

	2003 vs. 2002			2003 vs. 2002

	Volume	Rate	Total	Volume	Rate	Total

	(In thousands)
Interest income:
Loans(1)	$14,046	$2,102	$16,148	$30,363	$(1,078)	$29,285
Mortgage and asset-backed securities(2)	(701)	(2,462)	(3,163)	(176)	(4,130)	(4,306)
Investment securities(3)	1,021	(773)	248	5,247	(3,746)	1,501
Money market instruments	2,545	260	2,805	3,877	341	4,218

Total increase (decrease) in interest income	16,911	(873)	16,038	39,311	(8,613)	30,698

Interest expense:
Deposits	2,642	(1,879)	763	8,705	(5,343)	3,362
Federal funds purchased and securities sold under agreements to repurchase	(4,487)	3,753	(734)	(2,474)	1,965	(509)
Advances from FHLB	—	(66)	(66)	—	(66)	(66)
Other borrowings	(128)	142	14	(584)	142	(442)

Total increase (decrease) in interest expense	(1,973)	1,950	(23)	5,647	(3,302)	2,345

Increase (decrease) in net interest income	$18,884	$(2,823)	$16,061	$33,664	$(5,311)	$28,353

(1)	Includes loans held for sale.

(2)	Includes mortgage-backed securities available for sale and trading securities.

(3)	Includes investments available for sale.

Provision For Loan Losses

The provision for loan losses amounted to $6.6 million for the quarter ended June 30, 2003, up from $3.5 million for the same period in the previous year, an increase of $3.1 million or 90.28%. Net charge-offs during the quarter ended June 30, 2003 amounted to $3.0 million, which when subtracted from the provision for loan losses of $6.6 million resulted in a net increase in the allowance for loan losses of $3.6 million. For the quarter ended June 30, 2002, net charge-offs amounted to $1.3 million, which when subtracted from the provision for loan losses of $3.5 million, resulted in a net increase in the allowance for loan losses of $2.2 million. For the six month periods ended June 30, 2003 and 2002, net charge-offs amounted to $4.8 million and $1.9 million, respectively, which when subtracted from the provision for loan losses of $12.8 million in 2003 and $7.1 million in 2002, resulted in a net increase in the allowance for loan losses of $8.0 million and $5.2 million for the six months ended June 30, 2003 and 2002, respectively.

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

The allowance for possible loan losses amounted to $55.1 million as of June 30, 2003 and $47.1 million as of December 31, 2002. The increase in the provision for loan losses is attributable to the overall growth in the loan portfolio, particularly of the Westernbank Business Credit division, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment, and of the Expresso of Westernbank, which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000. Westernbank Business Credit loan portfolio grew to $656.7 million at June 30, 2003, an increase of $224.1 million or 51.80%, when compared to December 31, 2002, or an increase of $280.7 million or 74.65%, when compared to June 30, 2002. The Expresso of Westernbank loan portfolio grew by $33.3 million, net of repayments, or 28.60%, from $116.4 million at December 31, 2002, to $149.7 million at June 30, 2003. The Expresso of Westernbank division began operations in July 2002. As a result of the increase in both portfolios, the provision for loan losses for Westernbank Business Credit and Expresso of Westernbank divisions amounted to $1.4 million and $1.7 million, for the quarter ended June 30, 2003, respectively, and $2.1 million and $3.2 million, for the six months ended June 30, 2003, respectively, contributing to the increase of $3.1 million and $5.7 million in the provision for loan losses for the comparable periods in 2002.

Non-performing loans stand at $32.2 million or 0.75% (less than 1%) of the Bank’s loan portfolio at June 30, 2003, up from 0.51% or an increase of $12.8 million, from $19.4 million as of December 31, 2002. Excluding real estate loans, these ratios were 0.03% and 0.09% respectively, at June 30, 2003, and December 31, 2002, respectively. The increase in non-performing loans primarily comes from the Company’s commercial and regular consumer loan portfolios. Non-performing loans in the commercial loan portfolio increased by $9.9 million or 73.33%, when compared to December 31, 2002. This increase is mostly attributed to seven commercial loans with principal balances of $1.6 million, $1.4 million, $1.3 million, $1.1 million, and three other loans with outstanding principal balances below $1.0 million, all of which are collateralized by real estate properties. At June 30, 2003, two of these loans with an outstanding balance of $1.6 million and $1.1 million, required a specific valuation allowance of $764,000 and $277,000, respectively. Total non-performing loans in the regular consumer loan portfolio (excluding the Expresso of Westernbank loan portfolio) grew by $1.3 million, when compared to December 31, 2002. Such increase was specifically due to consumer loans past due over 90 days which are fully collateralized by real estate properties. As of June 30, 2003, the allowance for possible loan losses was 171.17% of total non-performing loans (reserve coverage), slightly lower than the previous reserve coverage ratio but adequate considering that only $4.8 million is the estimated allowance for specific reserved loans and the remaining $50.3 million is for general and unallocated reserves.

Net charge-offs in the second quarter of 2003 were $3.0 million or 0.29% (annualized) to average loans, compared to $1.3 million or 0.28% (annualized) to average loans for the same period in 2002, an increase of $1.7 million or one basis point when compared to the same period in 2002. For the six month period ended June 30, 2003, net charge-offs amounted to $4.8 million or 0.24% (annualized) to average loans, an increase of $2.9 million, when compared to $1.9 million or 0.13% (annualized) to average loans for the same period in 2002. Both increases were primarily due to loans charged-off in the ordinary course of business on our commercial and consumer loan portfolios. The increase in commercial loans charged-off for the six months ended June 30, 2003, was primarily due to two loans charged-off with a principal balance of $699,000 and $165,000. The increase in consumer loans charged-off for the six month period ended June 30, 2003, was principally due to loans charged-off by the Expresso of Westernbank division, amounting to $2.8 million or 4.05% (annualized) to average Expresso loans for the six months period ended June 30, 2003. Delinquencies on our newest Expresso of Westernbank division portfolio at June 30, 2003, were 1.21%, including the categories of 60 days and over. These ratios are within management’s estimates for the first year of operations of the Expresso of Westernbank division. For the three and six month periods ended June 30, 2003, there were no charge-offs related to Westernbank Business Credit loan portfolio.

Other Income (Loss)

Other income (loss) was $735,000 and ($7.1) million for the three and six month periods ending June 30, 2003, compared to $5.3 million and $10.9 million for the same periods last year. The primary reason for the decrease during the quarter ended June 30, 2003 was the net loss on sales and valuation of loans, securities and other assets of $7.0 million ($5.2 million net of tax) regarding the final liquidation of the Company’s investment in CBO’s and CLO’s. However, the quarter also reflected increased service charges on deposit accounts and other fees as a result of the Company’s continued strategy to diversify and increase its fee income. Other factors included increases in fees attributable to our trust division, insurance commissions earned by Westernbank Insurance Corp., a wholly-owned subsidiary of W Holding, and fees generated by our asset-based lending operation as well as increases in other areas resulting from the Company’s overall growing volume of business. The net effect of the above-mentioned factors, in addition to a slight increase in unrealized gain on derivative instruments, resulted in a net decrease in total other income of $4.6 million for the quarter ended June 30, 2003, when compared to same quarter in year 2002.

The decrease in other income (loss) for the six month period ended June 30, 2003, was mainly due to a net loss on sales and valuation of loans, securities and other assets of $22.7 million ($17.0 million net of tax) recorded during the period, also related to the CBO’s and CLO’s portfolio liquidated on June 6, 2003. See Note 4 – Investment Securities – Notes to consolidated financial statements (unaudited) and Management Discussion and Analysis of Results of Operations and Financial Condition – Investments (page 49).

Operating Expenses

Total operating expenses increased $2.2 million or 12.27% during the three months ended June 30, 2003, and $4.6 million or 13.41% for the six months ended June 30, 2003, when compared to the same periods in 2002. Salaries and employees’ benefits accounted for the majority of such increase, rising $1.6 million or 24.05% for the second quarter of 2003, and $3.6 million or 27.97% for the six-month period ended June 30, 2003, to the corresponding periods in 2002. Such increase is attributed to the continued expansion of the Company, including increases in personnel, normal salary increases and related employee benefits. At June 30, 2003, the Company had 1,078 full-time employees, including its executive officers, an increase of 77 employees or 7.69%, from June 30, 2002. New personnel and additional infrastructure were added to support the continued expansion of the Company, largely in connection with the inception of Westernbank’s new division, Expresso of Westernbank in July 2002, which accounted for 121 new employees at June 30, 2003. In addition, effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method (modified prospective method) in accordance with Statement of Financial Accounting Standard No. 148. The effect of implementing this Statement on the Company’s results of operations was an increase in salary expense in the amounts of $265,000 and $530,000 for the three and six month periods ended June 30, 2003.

Operating expenses, as a group, excluding salaries and employees’ benefits, increased $573,000 or 5.21% for the second quarter of 2003 and $992,000 or 4.63%, for the six months ended June 30, 2003, when compared to the prior year periods, resulting mostly from increases in occupancy and equipment expenses, advertising, and other expenses, primarily associated with the new Expresso Division, launched in July 2002, as well as the costs associated with the additional investment in technology and general infrastructure to sustain and coordinate the Company’s expansion in all of its business areas.

The Company had an efficiency ratio of 31.46% for the second quarter of year 2003, and 32.99% for the six months ended June 30, 2003, down from 39.28% and 39.50% for the same periods in 2002.

Net Income

Net income increased $5.6 million, or 27.8% and $2.6 million, or 6.78% for the three and six month periods ended June 30, 2003, respectively, as compared to the corresponding periods in 2002. The increase for the three and six month periods ended June 30, 2003, primarily resulted from an increase in net interest income, which was partially offset by a decrease of $4.6 million and $18.0 million in other income, respectively, principally as a result of the $22.7 million ($17.0 million net of tax), of which $7.0 million ($5.2 million net of tax) was recorded in the second quarter of 2003, regarding the final liquidation of the Company’s investment in CBO’s and CLO’s, and increases in total operating expenses and in the provisions for loan losses and income taxes.

FINANCIAL CONDITION

The Company had total assets of $9.50 billion as of June 30, 2003, compared to $8.21 billion as of December 31, 2002, an increase of $1.30 billion or 15.77%. Loans receivable-net, grew by $501.7 million or 13.36%, resulting from the Company continued strategy of growing its loan portfolio through commercial real estate, asset-based and construction lending, as well as its consumer loan portfolio. The investment portfolio increased $710.6 million or 16.99%, from $4.18 billion as of December 31, 2002, to $4.89 billion as of June 30, 2003. As of June 30, 2003, total liabilities amounted to $8.79 billion, an increase of $1.17 billion or 15.33%, when compared to $7.62 billion as of December 31, 2002. Deposits increased $578.4 million or 13.46%, from $4.30 billion as of December 31, 2002. Federal funds purchased and securities sold under agreements to repurchase grew by $597.5 million or 19.29%, from $3.10 billion as of December 31, 2002 to $3.70 billion as of June 30, 2003.

Loans

Loans receivable-net were $4.26 billion or 44.81% of total assets at June 30, 2003, an increase of $501.7 million or 13.36% from December 31, 2002.

The Company continues to focus on growing its commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolios. As a result, the portfolio of real estate loans secured by first mortgages, increased from $2.67 billion as of December 31, 2002, to $3.00 billion as of June 30, 2003, an increase of $326.3 million or 12.20%. Commercial real estate loans secured by first mortgages were $2.00 billion as of June 30, 2003, an increase of $312.1 million or 18.94% from December 31, 2002. The consumer loans portfolio (including credit cards and loans on deposits), commercial loans (not collateralized by real estate) and other loans increased from $1.12 billion as of December 31, 2002, to $1.31 billion as of June 30, 2003, an increase of $183.3 million or 16.26%.

Westernbank’s commercial real estate and other loans are primarily variable and adjustable rate products. Commercial loan originations come from existing customers as well as through direct solicitation and referrals. Westernbank offers different types of consumer loans, including secured and unsecured products, in order to provide a full range of financial services to its retail customers. In addition, Westernbank offers VISA ™ and Master Card ™ accounts to its customers.

As of June 30, 2003, commercial loans were 57.20% (79.47% collateralized by real estate) and consumer loans were 18.67% (65.00% collateralized by real estate) of the $4.31 billion loan portfolio. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 81% of its loans collateralized by real estate as of June 30, 2003. Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. As of June 30, 2003, Westernbank Business Credit (asset-based) and the Expresso of Westernbank (generally unsecured consumer lending) divisions loan portfolios amounted to $656.7 million and $149.7 million, respectively. For the three-months period ended June 30, 2003, the average yield on Westernbank Business Credit division asset-based loan portfolio was 5.40% while for the Expresso of Westernbank division loan portfolio was 18.90%. The Expresso of Westernbank, Westernbank’s newest division, was created in July 2002.

The following table sets forth the composition of the Bank’s loans portfolio, by type of loan at the dates indicated.

	June 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential real estate:
Mortgage	$840,523	19.7%	$846,195	22.6%
Construction	199,727	4.7	181,266	4.8
Commercial, industrial and agricultural(1):
Real estate	1,959,699	46.0	1,647,600	43.9
Business and others	506,261	11.9	382,810	10.2
Consumer and others(2)	804,887	18.9	743,600	19.8

Total loans	4,311,097	101.2	3,801,471	101.3
Allowance for loan losses	(55,090)	(1.2)	(47,114)	(1.3)

Loan — net	$4,256,007	100.0%	$3,754,357	100.00%

(1)	Includes $656.7 million and $437.6 million at June 30, 2003 and December 31, 2002, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes $149.7 million and $117.4 million at June 30, 2003 and December 31, 2002, respectively, of the Expresso of Westernbank division outstanding loans.

Residential real estate mortgage loans at June 30, 2003, are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At June 30, 2003, residential mortgage loans included $19.0 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

The Bank originated $515.7 million of commercial real estate loans during the six month period ended June 30, 2003. At June 30, 2003, commercial real estate loans totaled $1.96 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than other loans due to the dependency on income production and future development of real estate. Commercial real estate loans are collateralized by various types of property, including warehouse, retail and other business properties.

The portfolio of Consumer and Other loans at June 30, 2003, consisted of consumer loans of $806.6 million, of which $467.5 million are secured by real estate, $339.1 million are unsecured consumer loans (including $144.7 million of the Expresso of Westernbank division loan portfolio, credit card loans of $56.4 million and loans secured by deposits in the Bank totaling $31.1 million).

The following table summarizes the contractual maturities of the Bank’s total loans, excluding mortgage loans held for sale, for the periods indicated at June 30, 2003. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		MATURITIES

			After one year to five years		After five years

		(In thousands)
	Balance
	Outstanding		Fixed	Variable	Fixed	Variable
	at June 30,	One Year or	interest	interest	interest	interest
	2003	Less	rates	rates	rates	rates

Residential real estate:
Mortgage	$840,523	$5,199	$10,434	$184	$347,207	$477,499
Construction	199,727	109,594	—	90,133	—	—
Commercial, industrial and agricultural:
Real Estate	1,959,699	722,495	130,397	107,195	49,443	950,169
Business and other	506,261	429,182	19,507	18,498	3,703	35,371
Consumer and other	804,887	111,748	192,104	—	501,035	—

Total	$4,311,097	$1,378,218	$352,442	$216,010	$901,388	$1,463,039

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

In addition to its residential loan originations, the Bank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. Those loans carry a timely payment guaranty from the mortgage companies and are purchased at floating rates based on a negotiated spread over the three-month LIBOR rate. During the six month period ended June 30, 2003, Westernbank purchased $153.7 million of such loans.

The Bank originates primarily variable and adjustable rate commercial business and real estate loans. The Bank also makes real estate construction loans subject to firm permanent financing commitments. As of June 30, 2003, the Bank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.99% (less than 1%).

The Bank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by the bank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, the Bank makes fixed-rate residential second mortgage consumer loans. In July 2002, Westernbank launched a new division focused on offering consumer loans through 19 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000.

The Bank offers the service of VISA ™ and Master Card ™ credit cards. At June 30, 2003, there were approximately 25,998 outstanding accounts, with an aggregate outstanding balance of $56.4 million and unused credit card lines available of $80.6 million.

In connection with all consumer and second mortgage loans originated, the Bank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of June 30, 2003, the Bank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.22%.

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

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by the Bank at the dates indicated:

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Residential real estate mortgage and construction loans	$2,847	$2,026
Commercial, industrial and agricultural loans	23,516	13,567
Consumer loans	5,821	3,812

Total non-performing loans	32,184	19,405
Foreclosed real estate held for sale	4,554	3,679

Total non-performing loans and foreclosed real estate held for sale	$36,738	$23,084

Interest which would have been recorded if the loans had not been classified as non-performing	$1,879	$1,102

Interest recorded on non-performing loans	$228	$775

Total non-performing loans as a percentage of loans receivable(1)	0.75%	0.51%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets(2)	0.39%	0.28%

(1)	Computed using end of period loans.

(2)	Computed using end of period assets.

At June 30, 2003, total non-performing loans increased $12.8 million or 65.85%, from $19.4 million or 0.51% (less than 1%) of the Bank’s loan portfolio as of December 31, 2002, to $32.2 million or 0.75% (less than 1%) of the Bank’s loan portfolio as of June 30, 2003. Excluding real estate loans, these ratios were 0.03% and 0.09% at June 30, 2003 and December 31, 2002, respectively. The increase in non-performing loans primarily comes from the Company’s commercial and regular consumer loan portfolios. Non-performing loans on the commercial loan portfolio increased by $9.9 million, when compared to December 31, 2002. This increase is mostly attributed to seven commercial loans with principal balances of $1.6 million, $1.4 million, $1.3 million, $1.1 million, and three other loans with outstanding principal balances below $1.0 million, all of which are collateralized by real estate properties. At June 30, 2003, two of these loans with an outstanding balance of $1.6 million and $1.1 million, had a specific valuation allowance of $764,000 and $277,000, respectively.

Total non-performing loans in the regular consumer loan portfolio (excluding the Expresso of Westernbank loan portfolio) grew by $2.0 million, when compared to December 31, 2002. Such increase was specifically due to consumer loans past due over 90 days which are fully collateralized by real estate properties. At June 30, 2003, the allowance for possible loan losses was 171.17% of total non-performing loans (reserve coverage), slightly lower than the previous reserve coverage ratio but adequate considering that only $4.8 million is the estimated allowance for specific reserved loans and the remaining $50.3 million is for general and unallocated reserves.

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

At June 30, 2003, the Bank’s allowance for loan losses was $55.1 million, consisting of $46.7 million formula allowance, $4.8 million of specific allowances and $3.6 million of unallocated allowance. As of June 30, 2003, the allowance for loan losses equals 1.28% of total loans, and 171.17% of total non-performing loans, compared with an allowance for loan losses at December 31, 2002 of $47.1 million, or 1.24% of total loans, and 242.80% of total non-performing loans.

As of June 30, 2003, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Balance, beginning of year	$47,114	$38,364
Loans charged-off:
Consumer loans	4,668 (1)	4,576	(1)
Commercial, industrial and agricultural loans	1,672	3,389	(2,3)
Real estate-mortgage and construction loans	63	—

Total loans charged-off	6,403	7,965

Recoveries of loans previously charged-off:
Consumer loans	365	858
Commercial, industrial and agricultural loans	965	584
Real estate-mortgage and construction loans	224	190

Total recoveries of loans previously charged-off	1,554	1,632

Net loans charged-off	4,849	6,333
Provision for loan losses	12,825	15,083

Balance, end of period	$55,090	$47,114

Ratios:
Allowance for loan losses to total loans	1.28%	1.24%
Provision for loan losses to net loans charged-off	264.45%	238.17%
Recoveries of loans to loans charged-off in previous period	19.50%	23.19%
Net loans charged-off to average loans (4)	0.24%	0.19%
Allowance for loans losses to non-performing loans	171.17%	242.80%

(1)	Includes $2.8 million and $62,000 of Expresso of Westernbank charged-offs, for the six month period ended June 30, 2003, and the year ended December 31, 2002, respectively.

(2)	Includes $505,000 of Westernbank Business Credit division, consisting of one loan originally acquired in the purchased loan portfolio from Congress Credit Corporation, a subsidiary of First Union National Bank N.A on June 15, 2001. This loan was fully reserved at the acquisition date.

(3)	Includes $1,100,000, consisting of one loan fully collateralized by real estate and charged-off for regulatory purposes.

(4)	Average loans were computed using beginning and ending balances.

The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the “Loans” table on page 41.

	June 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial, industrial and agricultural loans	$36,371	57.2%	$31,671	53.3%
Consumer loans	14,635	18.7	12,004	19.5
Residential real estate mortgage and construction loans	475	24.1	443	27.2
Unallocated allowance	3,609	—	2,996	—

Total allowance for loan losses	$55,090	100.0%	$47,114	100.0%

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

The following table sets forth information regarding the investment in impaired loans:

	June 30, 2003	December 31, 2002

	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$27,369	$26,074
Do not require a valuation allowance	18,914	24,515

Total	$46,283	$50,589

Valuation allowance in impaired loans	$4,491	$4,752

	June 30, 2003	June 30, 2002

Average investment in impaired loans	$44,797	$43,616

Interest collected in impaired loans	$969	$1,862

At June 30, 2003, the Bank’s investment in impaired loans decreased $4.3 million or 8.51%, from $50.6 million as of December 31, 2002 to $46.3 million as of June 30, 2003. This decrease is primarily attributed to one specific loan classified as impaired with a principal outstanding balance of $8.2 million as of December 31, 2002, that did not require a valuation allowance. This loan was declassified from impaired loans due to the borrower’s improved financial condition, and has been in accrual status since its inception.

Investments

At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity; trading; or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities for which management has the positive intent and ability to hold to maturity are classified as held to maturity and stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method.

The Bank’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to both the Investment Committee composed of members of the Board of Directors, as well as the President and Chief Executive Officer and the Chief Financial Officer.

The Investment Department is authorized to purchase and sell federal funds, interest bearing deposits in banks, banker’s acceptances of commercial banks insured by the FDIC, mortgage and asset-backed securities, Puerto Rico and U.S. Government and agency obligations, municipal securities rated A or better by any of the nationally recognized rating agencies and commercial paper rated P-1 by Moody’s Investors Service, Inc. or A-1 by Standard and Poor’s, a Division of the McGraw-Hill Companies, Inc. In addition, the Investment Department is responsible for the pricing and sale of deposits and securities sold under agreements to repurchase.

The Bank’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

The following table presents the carrying value of investments at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

	(In thousands)
Held to maturity :
US Government and agencies obligations	$2,767,776	$2,671,344
Puerto Rico Government and agencies obligations	19,050	19,695
Commercial paper	35,000	74,997
Corporate notes	31,833	66,697
Mortgage and other asset-backed securities	1,355,918	668,324

Total	4,209,577	3,501,057

Available for sale:
Mortgage-backed securities	84,232	145,276
Other investments	16,965	15,611

Total	101,197	160,887

Total investments	$4,310,774	$3,661,944

The carrying amount of investment securities at June 30, 2003, by contractual maturity (excluding mortgage and other asset-backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield

	(Dollars in thousands)
US Government and agencies obligations:
Due within one year or less	$162,163	0.74%
Due after one year through five years	1,025,620	3.58
Due after five years through ten years	1,579,993	3.60
Due after ten years	—	—

	2,767,776	3.42

Puerto Rico Government and agencies obligations:
Due within one year	—	—
Due after one year through five years	13,700	6.28
Due after five years through ten years	4,000	5.05
Due after ten years	1,350	6.15

	19,050	6.01

Other:
Due within one year	15,428	4.17
Due after one year through five years	29,985	2.83
Due after five years through ten years	—	—
Due after ten years	38,385	6.43

	83,798	4.72

Total	2,870,624	3.48
Mortgage and other asset-backed securities	1,440,150	4.51

Total	$4,310,774	3.82%

Mortgage and other asset-backed securities at June 30, 2003, consist of:

(In Thousands)
Available for sale — CMO’s certificates	$84,232

Held to maturity:
Federal Home Loan Mortgage Corporation certificates	8,722
GNMA certificates	11,402
FNMA certificates	5,719
CMO certificates	1,322,267
Other	7,808

Total held to maturity	1,355,918

Total mortgage and other asset-backed securities	$1,440,150

The Bank’s investment portfolio at June 30, 2003 had an average contractual maturity of 59 months, when compared to an average maturity of 50 months at December 31, 2002. The Bank’s interest rate risk model (refer to Part I, Item # 3 on page 61 of this report) takes into consideration the callable feature of certain investment securities. Given the present interest rate scenario, and taking into consideration the callable features of these securities, the Bank’s investment portfolio as of June 30, 2003, had a remaining average contractual maturity of 10 months. However, no assurance can be given that such levels will be maintained in future periods.

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

In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporary impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and 15, 2003, respectively. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. In line with such decline, management concluded, based on these facts and the secondary market prices that a $15.7 million ($11.8 million net of tax) other than temporary impairment write-down was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO that were downgraded as available for sale as of March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s.

During the quarter ended June 30, 2003, the Company, based upon additional information available from trustees, further downgradings, a default on the scheduled interest payment of a CBO and further declines in quoted market prices for such investments, reclassified the remaining portfolio of CBO’s and CLO’s to available for sale and subsequently on June 6, 2003 sold its entire portfolio of CBO’s and CLO’s. The sale of the portfolio, with an original total investment of $62.9 million and adjusted to a fair value of $45.4 million as of March 31, 2003, was completed at a loss of $7.0 million ($5.2 million net of tax) recorded during the quarter ended June 30, 2003.

Management will continue its ongoing monitoring of the Company’s investment securities to identify any other-than-temporary impairment. (See “Note 4 — Investment securities — Notes to Consolidated Financial Statements (unaudited)”).

Deposits

The Bank offers a diversified choice of deposit accounts. Savings deposits increased from $560.5 million as of December 31, 2002, to $598.6 million as of June 30, 2003, an increase of $38.0 million or 6.79%. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $3.71 billion as of December 31, 2002, to $4.26 billion as of June 30, 2003, an increase of $542.4 million or 14.60%. Brokered deposits amounted to $3.09 billion and $2.55 billion as of June 30, 2003 and December 31, 2002, respectively. These accounts have historically been a stable source of funds. The Bank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.

At June 30, 2003, the Bank had total deposits of $4.86 billion (excluding accrued interest payable), of which $598.6 million or 12.33% consisted of savings deposits, $191.2 million or 3.94% consisted of interest bearing demand deposits, $176.7 million or 3.64% consisted of noninterest bearing deposits, and $3.87 billion or 79.77% consisted of time deposits. See Note 7 – Deposits – Notes to consolidated financial statements (unaudited).

At June 30, 2003, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$988,440
over 3 months through 6 months	597,084
over 6 months through 12 months	1,047,974
over 12 months	746,576

Total	$3,380,074

The following table sets forth the average amount and the average rate paid on the following deposit categories for the six months ended June 30, 2003 and for the year ended December 31, 2002:

	June 30, 2003		December 31, 2002

	Average	Average	Average	Average
	amount	rate	amount	rate

	(Dollars in thousands)
Time deposits	$3,584,468	2.87%	$2,889,649	3.40%
Savings deposits	574,251	2.14%	509,114	2.46%
Interest bearing demand deposits	148,707	2.60%	124,127	2.90%
Noninterest bearing demand deposits	211,337	—	167,352	—

	$4,518,763	2.63%	$3,690,242	3.10%

Borrowings

The following table sets forth the borrowings of the Bank at the dates indicated:

	June 30, 2003	December 31, 2002

	(In thousands)
Federal funds purchased and securities sold under agreements to repurchase(1)	$3,694,876	$3,097,341
Advances from FHLB	120,000	120,000
Mortgage note payable	37,420	37,822

	$3,852,296	$3,255,163

(1)	Federal funds purchased amounted to $27.0 million at June 30, 2003, at an interest rate of 1.63%, and mature within one day. No such borrowings were outstanding as of December 31, 2002.

The Bank has made use of institutional federal funds purchased and securities sold under agreements to repurchase in order to obtain funding, primarily through investment banks and brokerage firms. Securities sold under agreements to repurchase are collateralized with investment securities while federal funds purchased do not require collateral. The Bank had $3.69 billion in federal funds purchased and securities sold under agreements to repurchase outstanding at June 30, 2003, at a weighted average rate of 2.57%. Federal funds purchased and securities sold under agreements to repurchase outstanding as of June 30, 2003, mature as follows: $670.2 million within 30 days; $451.3 million in 2004; $758.0 million in 2005; $724.9 million in 2006; $73.4 million in 2007; and $1.02 billion thereafter.

Westernbank also obtains advances from FHLB of New York. As of June 30, 2003, Westernbank had $120.0 million in outstanding FHLB advances at a weighted average rate of 4.69%. Advances from FHLB mature as follows: $14.0 million within 30 days; $14.0 million in 2005; $50.0 million in 2006; and $42.0 million thereafter.

At June 30, 2003, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $37.4 million of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the (1) greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

The following table presents certain information regarding the Bank’s short-term borrowings for the periods indicated.

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Amount outstanding at period end	$819,678	$1,043,493
Monthly average outstanding balance	869,513	1,378,074
Maximum outstanding balance at any month end	1,043,373	2,104,599
Weighted average interest rate:
For the six months and period ended	1.40%	1.51%
At the end of six months and at period end	1.42%	1.96%

Stockholders’ Equity

As of June 30, 2003, total stockholders’ equity amounted to $710.6 million, an increase of $125.8 million or 21.52% when compared to $584.7 million as of December 31, 2002. The increase resulted from the combination of the issuance of 4,232,000 shares of the Company’s Series F Preferred Stock completed in June 2003, providing a net capital infusion of $102.2 million, plus the net income generated for the six months ended June 30, 2003, partially offset by dividends paid during the six month period ended June 30, 2003 of $9.0 million and $8.6 million on our common and preferred stock, respectively, and a decrease of $126,000 in other comprehensive loss. The period-end number of common shares outstanding increased from 68,346,306 as of December 31, 2002 to 68,647,175 as of June 30, 2003, as a result of the conversion of 201,594 shares of the Company’s convertible preferred stock series A, into 300,869 shares of the Company’s common stock.

SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table sets forth, for the indicated periods certain ratios reflecting the productivity, profitability and other selected data of the Company:

	Three months ended		Six months ended		Year Ended
	June 30,		June 30,		December 31,
	2003	2002	2003	2002	2002

Per share data:
Dividend payout ratio	21.93%	19.83%	28.06%	21.21%	19.46%
Book value per common share	$5.63	$3.72	$5.63	$3.72	$5.28
Preferred stock outstanding at end of period	12,973,405	7,219,999	12,973,405	7,219,999	8,942,999
Preferred stock equity at end of period (in thousands)	$324,335	$180,500	$324,335	$180,500	$223,575
Performance ratios:
Return on average assets(1)	1.12%	1.17%	0.92%	1.18%	1.22%
Return on average common stockholders’ equity(1)	22.41%	30.07%	17.09%	28.52%	25.39%
Efficiency ratio	31.46%	39.28%	32.99%	39.50%	39.15%
Operating expenses to end-of-period assets	0.83%	1.01%	0.82%	0.98%	0.90%
Capital ratios:
Total capital to risk-weighted assets	14.74%	11.38%	14.74%	11.38%	13.83%
Tier I capital to risk-weighted assets	13.82%	10.40%	13.82%	10.40%	12.93%
Tier I capital to average assets	7.71%	5.79%	7.71%	5.79%	7.21%
Equity-to-assets ratio	7.48%	5.89%	7.48%	5.89%	7.13%
Other selected data:
Branch offices	51	35	51	35	50
Number of employees	1,078	1,001	1,078	1,001	1,031

(1)	The return on average assets is computed by dividing net income by average total assets for the period. The return on average common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity. Average total assets and common stockholders’ equity are computed using beginning and ending balances.

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

The Bank’s investment portfolio at June 30, 2003, had an average contractual maturity of 59 months. However, no assurance can be given that such levels will be maintained in future periods.

As of June 30, 2003, the Bank had line of credit agreements with four commercial banks permitting the Bank to borrow a maximum aggregate amount of $130.0 million. The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.

Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at June 30, 2003, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total

	(In thousands)
Short-term borrowings	$819,678	$—	$—	$—	$819,678
Long-term borrowings	—	1,862,600	73,400	1,096,618	3,032,618
Operating Lease Obligations	2,066	4,268	3,419	15,329	25,082

Total contractual obligations	$821,744	$1,866,868	$76,819	$1,111,947	$3,877,378

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At June 30, 2003, the Company had $2.88 billion in certificates of deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at June 30, 2003, is presented below:

	PAYMENTS DUE BY PERIOD

		Less than one
	Total	year	2-5 years

	(In thousands)
Lines of credit	$184,188	$101,166	$83,022
Commercial letters of credit	10,024	10,024	—
Commitments to extend credit	200,546	128,585	71,961
Commitments to purchase mortgage loans	50,000	50,000	—

Total	$444,758	$289,775	$154,983

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

As of March 31, 2003 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At June 30, 2003, there are no conditions or events that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at June 30, 2003:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$763,655	14.74%	$414,556	8.00%	N/A	N/A
Westernbank	701,141	13.56	413,528	8.00	516,910	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	708,565	13.82%	205,074	4.00%	N/A	N/A
Westernbank	646,051	12.63	204,560	4.00	306,840	6.00%
Tier I Capital to Average Assets:
Consolidated	708,565	7.71%	275,871	3.00%	N/A	N/A
Westernbank	646,051	7.11	272,753	3.00	454,589	5.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk and asset/liability management

The Company’s financial performance is impacted by among other factors, interest rate risk and credit risk. Management considers interest rate risk the Company’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Company’s net interest income is largely dependent upon the effective management of interest rate risk. The Company does not utilize derivatives to mitigate its credit risk, relying instead on an extensive counterparty review process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition —Allowance for Loan Losses” herein.

Interest rate risk is addressed by the Company’s Asset & Liability Committee (“ALCO”), which includes the full Board of Directors and certain senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. Given the fed fund rate of 1.00% at June 30, 2003 and 1.25% at December 31, 2002, a linear 50 basis points decrease for June 30, 2003 and December 31, 2002 was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease. The Company measures the impact on market value for an immediate and sustained 200 basis point increase and 50 basis points decrease (shock) in interest rates.

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

June 30, 2003:

Change in Interest Rate	Expected NII(*)	Amount Change	% Change

		(Dollars in thousands)
+200 Basis Points	$221,171	$(5,581)	(2.46)%
Base Scenario	226,752	—	—
-50 Basis Points	218,006	(8,746)	(3.86)%

December 31, 2002:

Change in Interest Rate	Expected NII(*)	Amount Change	% Change

		(Dollars in thousands)
+200 Basis Points	$179,851	$(8,672)	(4.60)%
Base Scenario	188,523	—	—
-50 Basis Points	178,391	(10,132)	(5.37)%

(*)	The NII figures exclude the effect of the amortization of loan fees.

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

The Company’s one-year cumulative GAP position at June 30, 2003, was positive $525.8 million or 5.54% of total assets. This is a one-day position that is continually changing and is not indicative of the Company’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s Exchange Act filings.

There were no significant changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of W Holding Company, Inc. was held at Mayagüez Resort & Casino Hotel, located at Road 104, KM. 0.3, Mayagüez, Puerto Rico at 1:30 P.M. on May 15, 2003, pursuant due to notice, for the following purposes:

(1)	to elect one member of the Company’s Board of Directors for a term of three years or until any successor is elected or qualified (Proposal 1);

(2)	to ratify the appointment of Deloitte and Touche LLP as the Company’s independent auditors for the year ending December 31, 2003 (Proposal 2); and

(3)	to transact any other business that properly comes before the annual meeting or any adjournments of the meeting.

The total number of votes eligible to be cast as of the record date of the meeting (May 15, 2003) was 68,350,186 eligible votes.

The results of the election, as certified by representatives of the Bank of New York, duly appointed inspectors of election for the annual meeting, were as follows:

	Proposal No. 1	Proposal No. 2

FOR	47,733,464	53,725,808
AGAINST	6,738,368	743,243
ABSTAIN	—	2,781

TOTAL SHARES	54,471,832	54,471,832

Item 6. Exhibits and Reports on Form 8-K

A – Exhibits

31.1	302 Certification of Chief Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	302 Certification of Chief Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written statement of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written statement of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

B – Reports on Form 8-K

On June 11, 2003, the Company filed a Form 8-K announcing the sale of its investment in corporate bond and loan obligations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

W HOLDING COMPANY, INC.

Date: August 13, 2003	By	/s/ Frank C. Stipes

Frank C. Stipes, Esq.
Chairman of the Board, Chief Executive Officer and President

Date: August 13, 2003	By	/s/ Freddy Maldonado

Freddy Maldonado
Chief Financial Officer and Vice President of Finance and Investment

Index to Exhibits

31.1	302 Certification of Chief Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	302 Certification of Chief Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written statement of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written statement of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.