Form 10-Q
period 2003-09-30
W HOLDING CO INC
filed 2003-11-13
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). YES [X]   NO [  ]

As of October 31, 2003, there were 69,152,247 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONTENTS

		Page
PART I FINANCIAL INFORMATION:
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition as of September 30, 2003 and December 31, 2002	1
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002	2
	Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income for the Nine Months Ended September 30, 2003 and 2002	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	4-5
	Notes to Consolidated Financial Statements	6-28
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	29-60
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61-64
Item 4.	Controls and Procedures	64
PART II OTHER INFORMATION:
Item 6.	Exhibits and Reports on Form 8-K	65
SIGNATURES		66

Part I. Financial Information
Item I. Financial Statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$88,794	$76,080
Money market instruments:
Federal funds sold and securities purchased under agreements to resell	463,279	459,147
Interest-bearing deposits with banks	61,402	17,459
Due from brokers	16,583	—
Trading securities, at fair vale	2,633	—
Investment securities available for sale, at fair value	81,841	160,887
Investment securities held to maturity, at amortized cost with a fair value of $5,263,310 in 2003 and $3,503,379 in 2002	5,300,929	3,501,057
Federal Home Loan Bank stock, at cost	39,750	43,322
Mortgage loans held for sale, at lower of cost or fair value	5,705	7,446
Loans, net of allowance for loan losses of $59,141 in 2003 and $47,114 in 2002	4,533,878	3,754,357
Accrued interest receivable	59,248	46,653
Premises and equipment, net	102,308	96,209
Deferred income taxes, net	25,937	16,327
Other assets	30,776	26,133

Total	$10,813,063	$8,205,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$5,000,846	$4,298,744
Federal funds bought and securities sold under agreements to repurchase	4,755,538	3,097,341
Advances from Federal Home Loan Bank	146,000	120,000
Mortgage note payable	37,336	37,822
Other liabilities	75,594	66,422

Total liabilities	10,015,314	7,620,329

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock $1.00 par value per share (liquidation preference $25 per share - $390,260,125 in 2003 and $223,574,975 in 2002); authorized 20,000,000 shares; issued and outstanding 15,610,405 shares in 2003 and 8,942,999 shares in 2002	15,610	8,943
Common stock - $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 68,651,651 shares in 2003 and 68,346,306 shares in 2002	68,651	68,346
Paid-in capital	478,793	319,106
Retained earnings:
Reserve fund	39,538	32,011
Undivided profits	196,722	157,442
Accumulated other comprehensive loss	(1,565)	(1,100)

Total stockholders’ equity	797,749	584,748

TOTAL	$10,813,063	$8,205,077

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

INTEREST INCOME:
Loans, including loan fees	$71,568	$57,047	$203,222	$159,416
Investment securities	31,607	28,226	89,327	84,556
Mortgage and asset-backed securities	11,489	11,071	29,137	32,914
Money market instruments	1,771	1,994	8,605	4,609

Total interest income	116,435	98,338	330,291	281,495

INTEREST EXPENSE:
Deposits	27,941	28,778	85,985	83,461
Federal funds bought and securities sold under agreements to repurchase	24,867	25,498	71,612	72,751
Advances from Federal Home Loan Bank	1,515	1,563	4,525	4,639
Other borrowings	—	11	142	595

Total interest expense	54,323	55,850	162,264	161,446

NET INTEREST INCOME	62,112	42,488	168,027	120,049
PROVISION FOR LOAN LOSSES	7,892	3,828	20,718	10,919

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	54,220	38,660	147,309	109,130

OTHER INCOME (LOSS):
Service charges on deposit accounts and other fees	7,506	6,245	20,597	16,579
Unrealized loss on derivative instruments	(54)	(276)	(155)	(542)
Net gain (loss) on sales and valuation of loans, securities and other assets	21	930	(20,983)	851

Total other income (loss), net	7,473	6,899	(541)	16,888

TOTAL NET INTEREST INCOME AND OTHER INCOME	61,693	45,559	146,768	126,018

OPERATING EXPENSES:
Salaries and employees’ benefits	8,267	7,479	24,808	20,405
Equipment	2,318	2,449	6,714	7,115
Occupancy	1,656	1,537	4,923	4,208
Advertising	1,976	2,050	4,983	5,084
Printing, postage, stationery and supplies	822	725	2,526	2,025
Telephone	569	519	1,707	1,489
Other	6,264	4,972	15,176	13,765

Total operating expenses	21,872	19,731	60,837	54,091

INCOME BEFORE PROVISION FOR INCOME TAXES	39,821	25,828	85,931	71,927

PROVISION FOR INCOME TAXES:
Current	6,657	3,591	20,351	13,712
Deferred	(1,474)	(438)	(9,591)	(2,422)

Total provision for income taxes	5,183	3,153	10,760	11,290

NET INCOME	$34,638	$22,675	$75,171	$60,637

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$28,469	$19,348	$60,402	$50,656

BASIC EARNINGS PER COMMON SHARE	$0.41	$0.30	$0.88	$0.80

DILUTED EARNINGS PER COMMON SHARE	$0.40	$0.30	$0.86	$0.80

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2003	2002

Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$8,943	$7,220
Issuance of preferred stock	6,872	—
Conversion of preferred stock	(205)	—

Balance at end of period	15,610	7,220

Common stock:
Balance at beginning of period	68,346	41,500
Stock split	—	20,750
Stock repurchased	—	(2)
Issuance of common stock	—	6,095
Issuance of common stock upon conversion of preferred stock	305	—

Balance at end of period	68,651	68,343

Paid-in capital:
Balance at beginning of period	319,106	187,628
Effect of stock options granted to employees	795	—
Issuance of common stock	—	91,741
Issuance of preferred stock	158,992	—
Issuance of common stock upon conversion of preferred stock	(100)	—

Balance at end of period	478,793	279,369

Reserve fund:
Balance at beginning of period	32,011	23,476
Transfer from undivided profits	7,527	6,046

Balance at end of period	39,538	29,522

Undivided profits:
Balance at beginning of period	157,442	128,583
Net income	75,171	60,637
Cash dividends on common stock	(13,595)	(10,288)
Cash dividends on preferred stock	(14,769)	(9,981)
Transfer to reserve fund	(7,527)	(6,046)
Stock split	—	(20,750)

Balance at end of period	196,722	142,155

Accumulated other comprehensive loss:
Balance at beginning of period	(1,100)	(498)
Other comprehensive loss for the period	(465)	(994)

Balance at end of period	(1,565)	(1,492)

Total Stockholders’ Equity	$797,749	$525,117

Comprehensive income:
Net income	$75,171	$60,637

Other comprehensive income (loss), net of income tax:
Unrealized net gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period	(7,579)	379
Reclassification adjustment for losses (gains) included in net income	7,094	(1,590)

	(485)	(1,211)

Cash flow hedges:
Unrealized net derivative gain arising during the period	—	356

Income tax effect	20	(139)

Net change in other comprehensive loss, net of income taxes	(465)	(994)

Total Comprehensive Income	$74,706	$59,643

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,171	$60,637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	20,718	10,493
Foreclosed real estate held for sale	—	68
Deferred income taxes	(9,591)	(2,422)
Depreciation and amortization on:
Premises, equipment and other	5,377	5,022
Foreclosed real estate held for sale	244	45
Mortgage servicing rights	546	546
Stock options granted to employees	795	—
Amortization of premium (discount) on:
Investment securities available for sale	295	(423)
Investment securities held to maturity	(1,558)	(8,263)
Mortgage-backed securities held to maturity	4,325	(725)
Loans	1,130	1,246
Amortization of discount on deposit	1,998	1,344
Amortization of net deferred loan origination fees	(6,253)	(4,467)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	22,795	(412)
Mortgage loans held for sale	(46)	(257)
Derivative instruments	154	(806)
Foreclosed real estate held for sale	(48)	(76)
Originations of mortgage loans held for sale	(39,647)	(32,493)
Decrease (increase) in:
Trading securities	19,771	78,578
Accrued interest receivable	(12,595)	(17,648)
Other assets	179	(22,648)
Increase (decrease) in:
Accrued interest on deposits and borrowings	6,199	(4,418)
Other liabilities	671	16,276

Net cash provided by operating activities	90,630	79,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing deposits with banks	(43,943)	6,265
Net increase in federal funds sold and securities purchased under agreements to resell	(4,131)	(209,207)
Increase in due from brokers	(16,583)	—
Investment securities available for sale:
Sales	67,623	667,172
Purchases	(128,585)	(772,110)
Proceeds from principal repayment	116,435	74,803
Investment securities held to maturity:
Purchases	(17,978,326)	(9,926,491)
Proceeds from redemption and repayment	16,585,184	9,012,676
Mortgage-backed securities held to maturity:
Purchases	(1,399,767)	(354,957)
Proceeds from principal repayment	990,269	161,429
Loans:
Purchases	(258,657)	(159,022)
Sales of loans	69,915	—
Other increase	(588,960)	(464,954)
Purchase of derivative options	(3,332)	(4,884)
Proceeds from sales of foreclosed real estate held for sale	518	245
Additions to premises and equipment	(11,487)	(6,437)
Purchase of Federal Home Loan Bank stock	—	(4,883)
Redemption of Federal Home Loan Bank stock	3,572	—
Purchase of partnership interest, net of cash acquired	—	(11,496)

Net cash used in investing activities	(2,600,255)	(1,991,851)

Forward	$(2,509,625)	$(1,912,654)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2003	2002

Forward	$(2,509,625)	$(1,912,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	700,221	688,246
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(156,533)	583,537
Securities sold under agreements to repurchase with original maturities over three months:
Proceeds	2,045,765	881,493
Payments	(231,035)	(268,573)
Payments of term notes	—	(40,000)
Payments of mortgage note payable	(486)	—
Advances from Federal Home Loan Bank
Proceeds	199,000	—
Payments	(173,000)	—
Net decrease in advances from borrowers for taxes and insurance	(70)	(246)
Repurchase of common stock for retirement	—	(41)
Dividends paid	(27,387)	(19,885)
Issuance of common stock, net of issuance costs	—	98,175
Issuance of preferred stock, net of issuance costs	165,864	—

Net cash provided by financing activities	2,522,339	1,922,706

NET INCREASE IN CASH AND DUE FROM BANKS	12,714	10,052
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	76,080	62,414

CASH AND DUE FROM BANKS, END OF PERIOD	$88,794	$72,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$157,413	$167,212
Income tax	10,835	7,393
Noncash activities:
Other assets acquired on purchase of partnership interest	—	249
Building acquired on purchase of partnership interest	—	49,852
Mortgage note assumed on purchase of partnership interest	—	37,909
Accrued dividends payable	2,908	1,808
Increase in unrealized loss on investment securities available for sale	484	—
Net increase in other comprehensive loss	(465)	(994)
Mortgage loans securitized and transferred to trading securities	22,403	32,920
Transfer from available for sale to trading securities	—	41,048
Transfer from loans to foreclosed real estate held for sale	2,130	975
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	588	278
Capitalized mortgage servicing rights	1,544	497
Unpaid additions to premises and equipment	(11)	82
Transfer from undivided profits to reserve fund	7,528	6,046
Effect in valuation of derivatives and their hedge items:
Increase in other assets	3,178	1,402
Decrease in deposits	1,673	6,399
Increase in other liabilities	3,616	13,452
Conversion of preferred stock into common stock:
Preferred stock	(205)	—
Paid in capital	(100)	—
Common stock	305	—

See notes to consolidated financial statements.

(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly-owned subsidiaries, Westernbank Puerto Rico (“Westernbank” or the “Bank”) and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. The Bank, which was founded as a savings institution in 1958, is a Puerto Rico chartered commercial bank, deposits in which are insured to applicable limits by the United States Federal Deposit Insurance Corporation (“FDIC”). The Bank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at September 30, 2003 and December 31, 2002, and for the three and nine month periods ended September 30, 2003, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial-related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

The Company is the third largest bank holding company in Puerto Rico, as measured by total assets as of September 30, 2003. As of September 30, 2003, it had total assets of $10.81 billion, a loan portfolio-net of $4.53 billion, an investment portfolio of $5.95 billion, deposits of $5.00 billion and stockholders’ equity of $797.7 million.

Westernbank operates through 51 full service branch offices located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a fully functional banking site on the Internet. In addition, it operates four divisions: Westernbank International Division, which is an International Banking Entity (IBE) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which activities consist of commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a new division created in July 2002, which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000 through 19 full-service branches. Westernbank owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc., at September 30, 2003 and December 31, 2002, and for the three and nine month periods ended September 30, 2003, were not significant.

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

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and banking industry practices (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – on the Company’s Consolidated Financial Statements as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, included in the Company’s Annual Report on Form 10K). The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of September 30, 2003 and December 31, 2002 and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2002, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flow for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

Following is a summary of the most recent accounting policies adopted by the Company:

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002. Implementation of SFAS No. 146 did not have a significant effect on the Company’s consolidated financial condition or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost to be recognized in future years is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 will not be restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the three and nine month periods ended September 30, 2003 was a charge of $265,000 and $795,000, respectively.

Prior to January 1, 2003, the Company followed the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stocks Issued to Employees, and related interpretations. Compensation expense under this method was generally recognized for any excess of the quoted market price of the Company’s stock at the measurement date over the amount an employee must pay to acquire the stock. Since all options granted under those plans have an exercise price equal to the market value of the underlying common stock at the grant date, no compensation expense was recognized at the measurement date.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding options in each period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income as reported	$34,638	$22,675	$75,171	$60,637
Add: Stock based employee compensation expense included in reported net income	265	—	795	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all options	(265)	(229)	(795)	(687)

Pro-forma net income	$34,638	$22,446	$75,171	$59,950

Earnings per share:
Basic - as reported	$0.41	$0.30	$0.88	$0.80

Diluted - as reported	$0.40	$0.30	$0.86	$0.80

Basic - pro forma	$0.41	$0.30	$0.88	$0.79

Diluted - pro forma	$0.40	$0.29	$0.86	$0.78

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if these occur, receive a majority of the entity’s expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The provision of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after December 15, 2003. FIN 46 is not expected to have a significant effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Implementation of SFAS No. 149 did not have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003. For all other freestanding financial instruments, it will become effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 applies to three categories of freestanding financial instruments (mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares). Instruments within the scope of SFAS No. 150 must be classified as liabilities in the statement of condition. Certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments have been subsequently deferred indefinitely by the FASB. The Company does not have mandatorily redeemable financial instruments outstanding. Implementation of SFAS No. 150 is not expected to have a significant effect on the Company’s financial position or results of operations.

Reclassifications – Certain reclassifications have been made to prior year periods financial statements to conform with current periods presentation.

2.	EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three and nine months ended September 30, 2003 and 2002, were computed by dividing the net income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during the same periods, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(Dollars in thousands, except share data)
Basic and diluted earnings per share:
Net income	$34,638	$22,675	$75,171	$60,637
Less preferred stock dividends	6,169	3,327	14,769	9,981

Income attributable to common stockholders - Basic	28,469	19,348	60,402	50,656
Plus convertible preferred stock dividends	467	—	—	—

Total	$28,936	$19,348	$60,402	$50,656

Weighted average number of common shares outstanding for the period	68,650,613	64,617,097	68,507,516	63,047,703
Dilutive potential common shares - Stock options	2,157,804	847,388	2,134,729	637,182
Assumed conversion of preferred stock	1,511,016	—	—	—

Total	72,319,433	65,464,485	70,642,245	63,684,885

Basic earnings per share	$0.41	$0.30	$0.88	$0.80

Diluted earnings per share	$0.40	$0.30	$0.86	$0.80

On June 17, 2002, the Company declared a three-for-two stock split in the form of a stock dividend on its common stock, for all stockholders of record as of June 28, 2002, distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock by $20.8 million.

On August 26 and 28, 2002, the Company issued 5,300,000 and 795,000 shares, respectively, of its common stock in an underwritten public offering. The common shares were issued at a price of $17.00 per share. Proceeds from issuance of common stock amounted to $97,875,213, net of $5,739,787 of issuance costs.

On May 30 and June 16, 2003, the Company issued 3,680,000 and 552,000 shares, respectively, of the Company’s Series F Preferred Stock. The Series F Preferred Stock was issued at a price of $25.00 per share. Proceeds from issuance of the Series F Preferred Stock amounted to $102,192,300, net of $3,607,700 of issuance costs.

On August 29, 2003, the Company issued 2,640,000 shares of the Company’s Series G Preferred Stock. The Series G Preferred Stock was issued at a price of $25.00 per share. Proceeds from issuance of the Series G Preferred Stock amounted to $63,921,000, net of $2,329,000 of issuance costs.

During the three and nine month periods ended September 30, 2003, 3,000 and 204,594 shares of the Company’s convertible preferred stock series A were respectively converted into 4,474 and 305,345 shares of common stock.

3.	DIVIDENDS DECLARED PER COMMON SHARE

The Company’s Board of Directors has adopted an ongoing policy that provides for the distribution of dividends to common shareholders on the basis of a percentage of the average earnings for the last two preceding years. The same are paid monthly on the 15th day of each month for stockholders of record as of the last day of the preceding month.

On January 31, 2003, the Company’s Board of Directors approved an increase in its annual dividend payments to stockholders in 2003 to $0.27 per share.

The Company’s cash dividends declared per share for the nine months ended September 30, 2003 and 2002 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)

2003
January 31, 2003	February 15, 2003	$0.01833
February 28, 2003	March 15, 2003	0.02250
March 31, 2003	April 15, 2003	0.02250
April 30, 2003	May 15, 2003	0.02250
May 30, 2003	June 16, 2003	0.02250
June 30, 2003	July 15, 2003	0.02250
July 31, 2003	August 15, 2003	0.02250
August 29, 2003	September 15, 2003	0.02250
September 30, 2003	October 15, 2003	0.02250

Total		$0.19833

2002 (2)
January 31, 2002	February 15, 2002	$0.01778
February 28, 2002	March 15, 2002	0.01778
March 31, 2002	April 15, 2002	0.01778
April 30, 2002	May 15, 2002	0.01778
May 31, 2002	June 15, 2002	0.01778
June 30, 2002	July 15, 2002	0.01778
July 31, 2002	August 15, 2002	0.01834
August 30, 2002	September 13, 2002	0.01834
September 30, 2002	October 15, 2002	0.01834

Total		$0.16170

(1)	Dividend amounts in the table are rounded.

(2)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002.

4.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2003	Cost	Gains	Losses	Value
	(In thousands)
Trading securities:
Mortgage-backed securities- Government National Mortgage Association certificates (GNMA)	$2,502	$131	$—	$2,633

Available for sale:
Collateralized mortgage obligations (CMO)	$65,432	$—	$1,051	$64,381
Other investments	17,964	80	584	17,460

Total	$83,396	$80	$1,635	$81,841

Held to maturity:
U.S. Government and agencies obligations	$3,938,544	$22,403	$19,244	$3,941,703
Puerto Rico Government and agencies obligations	32,050	376	405	32,021
Commercial paper	189,985	—	—	189,985
Corporate notes	66,854	3,259	—	70,113

Subtotal	4,227,433	26,038	19,649	4,233,822

Mortgage and asset-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	8,014	467	—	8,481
GNMA certificates	10,510	445	—	10,955
Federal National Mortgage Association (FNMA) certificates	5,188	340	—	5,528
CMO	1,041,959	1,112	46,372	996,699
Asset-backed securities	7,825	—	—	7,825

Subtotal	1,073,496	2,364	46,372	1,029,488

Total	$5,300,929	$28,402	$66,021	$5,263,310

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
CMO	$144,378	$898	$—	$145,276
Other investments	17,580	230	2,199	15,611

Total	$161,958	$1,128	$2,199	$160,887

Held to maturity:
U.S. Government and agencies obligations	$2,671,344	$7,783	$376	$2,678,751
Puerto Rico Government and agencies obligations	19,695	245	30	19,910
Commercial paper	74,997	—	—	74,997
Corporate notes	66,697	3,173	—	69,870

Subtotal	2,832,733	11,201	406	2,843,528

Mortgage and other asset-backed securities:
FHLMC certificates	10,435	636	—	11,071
GNMA certificates	13,657	686	—	14,343
FNMA certificates	6,906	447	—	7,353
CMO	565,068	986	3,366	562,688
Asset-backed securities	72,258	250	8,112	64,396

Subtotal	668,324	3,005	11,478	659,851

Total	$3,501,057	$14,206	$11,884	$3,503,379

The amortized cost and fair value of investment securities available for sale and held to maturity at September 30, 2003, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:

	AVAILABLE FOR SALE		HELD TO MATURITY
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$—	$—	$205,432	$205,489
Due after one year through five years	—	—	817,236	823,168
Due after five years through ten years	—	—	3,181,994	3,179,860
Due after ten years	17,964	17,460	22,771	25,305

Subtotal	17,964	17,460	4,227,433	4,233,822
Mortgage and other asset-backed securities	65,432	64,381	1,073,496	1,029,488

Total	$83,396	$81,841	$5,300,929	$5,263,310

The Company uses certain methods and assumptions in estimating fair values of financial instruments. (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Fair value of Financial Instruments of the Company’s Consolidated Financial Statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, included in the Company’s Annual Report on Form 10K.)

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

The impairment analysis on the mortgage and other asset-backed securities is done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, as well as on sensitivity and expected cash flow analysis made by major brokerage houses. The Company also considers its intent and ability to hold these securities. If management believes, based on the analysis, that the principal and interest obligations on any mortgage and other asset-backed security will not be received in a timely manner, the security is written down to fair value based on available secondary market prices from broker/dealers.

The equity securities impairment analyses are performed and reviewed quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.

In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporarily impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and April 15, 2003, respectively. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. In line with such decline, management concluded, based on these facts and the secondary market prices that a $15.7 million ($11.8 million net of tax) other-than-temporary impairment write-down adjustment was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO that were downgraded as available for sale as of March 31, 2003.

During the quarter ended June 30, 2003, the Company, based upon additional information available from trustees, further ratings downgrading, a default on the scheduled interest payment in one of the CBO tranches and further declines in quoted market prices for such investments, reclassified the remaining portfolio of CBO’s and CLO’s to available for sale and subsequently on June 6, 2003 sold its entire portfolio of CBO’s and CLO’s. The sale of the portfolio, with an original total investment of $62.9 million and adjusted to a fair value of $45.4 million as of March 31, 2003, was completed at an additional loss of $7.0 million ($5.2 million net of tax) which was recorded during the quarter ended June 30, 2003.

As of September 30, 2003 and 2002, management concluded that there was no other-than-temporary impairment on its investment securities portfolio.

5.	LOANS

The loan portfolio consisted of the following:

	September 30,	December 31,
	2003	2002
	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$2,150,417	$1,648,994
Conventional:
One-to-four family residences	836,360	827,902
Other properties	2,365	2,447
Construction and land acquisition	214,811	186,208
Insured or guaranteed - Federal Housing Administration, Veterans Administration, and others	17,047	17,201

Total	3,221,000	2,682,752

Plus (less):
Undisbursed portion of loans in process	(4,713)	(4,942)
Premium on loans purchased - net	1,130	1,485
Deferred loan fees - net	(9,377)	(5,624)

Total	(12,960)	(9,081)

Real estate loans - net	3,208,040	2,673,671

OTHER LOANS:
Commercial loans	540,337	382,416
Loans on deposits	31,033	32,803
Credit cards	55,678	56,658
Consumer loans	759,784	655,713
Plus (less):
Premium on loans purchased - net	2,517	3,225
Deferred loan fees - net	(4,370)	(3,015)

Other loans - net	1,384,979	1,127,800

TOTAL LOANS	4,593,019	3,801,471
ALLOWANCE FOR LOAN LOSSES	(59,141)	(47,114)

LOANS - NET	$4,533,878	$3,754,357

The total investment in impaired commercial and construction loans at September 30, 2003 and December 31, 2002, was $54,919,000 and $50,589,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at September 30, 2003 and December 31, 2002. Impaired commercial and construction loans amounting to $28,928,000 and $26,074,000 at September 30, 2003 and December 31, 2002, respectively, were covered by a valuation allowance of $4,950,000 and $4,752,000, respectively. Impaired commercial and construction loans amounting to $25,991,000 at September 30, 2003 and $24,515,000 at December 31, 2002, did not require a valuation allowance in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The average investment in impaired commercial and construction loans for the nine-month periods ended September 30, 2003 and 2002, amounted to $45,888,000 and $45,958,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the nine-month periods ended September 30, 2003 and 2002, amounted to $2,044,000 and $3,093,000, respectively.

6.	PLEDGED ASSETS

At September 30, 2003, residential mortgage loans and investment securities held to maturity amounting to $688,392,000 and $5,000,273,000, respectively, were pledged to secure public funds, individual retirement accounts, securities sold under agreements to repurchase, commercial letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, and interest rate swap agreements. Pledged investment securities held to maturity amounting to $4,993,773,000 at September 30, 2003, can be repledged.

7.	DEPOSITS

A comparative summary of deposits as of September 30, 2003 and December 31, 2002, follows:

	2003	2002
	(In thousands)
Noninterest bearing accounts	$217,788	$156,143
Passbook accounts	660,079	560,549
NOW accounts	168,547	138,434
Super NOW accounts	28,037	24,868
Money market accounts	34,968	15,303
Certificates of deposit	3,866,990	3,379,628

Total	4,976,409	4,274,925
Accrued interest payable	24,437	23,819

Total	$5,000,846	$4,298,744

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

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

	Three months		Nine months

	2003	2002	2003	2002

		(Dollars in thousands)
Computed at Puerto Rico statutory rate	$15,530	$10,073	$33,513	$28,052
Effect on provision of:
Exempt interest income, net	(9,958)	(6,201)	(24,505)	(17,347)
Net nondeductible expenses	56	35	158	105
Other	(445)	(754)	1,594	480

Provision for income tax as reported	$5,183	$3,153	$10,760	$11,290

Statutory tax rate	39%	39%	39%	39%

Effective tax rate	13%	12%	13%	16%

Deferred income tax assets (liabilities) as of September 30, 2003 and December 31, 2002, consisted of the following:

	2003	2002
	(In thousands)
Allowance for loan losses	$21,937	$17,247
Unrealized gain in valuation of derivative instruments	(602)	(137)
Mortgage servicing rights	(1,140)	(751)
Allowance for foreclosed real estate held for sale	6	6
Capital loss on sale of investment securities	5,699	—
Other temporary differences	43	(32)

Total	25,943	16,333
Less valuation allowance	6	6

Deferred income tax assets, net	$25,937	$16,327

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

In addition, the Company offers its customer’s certificates of deposit which contain an embedded derivative tied to the performance of the Standard & Poor’s 500 Composite Stock Index which is bifurcated from the host deposit and recognized in the statement of financial condition in accordance with SFAS No. 133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses interest rate swap and option agreements with major broker dealer companies to manage its exposure to the stock market. Under the terms of the swap agreements, the Company will receive the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. Under the option agreements, the Company also will receive the average increase in the month-end value of the index but in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative instrument of the certificates of deposit and the interest rate swap and option agreements do not qualify for hedge accounting, these derivative instruments are marked to market through earnings.

Derivatives instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument or index, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of September 30, 2003 and December 31, 2002, was as follows:

	Notional Amount
Type of Contract	2003	2002
	(In thousands)
Hedging activities:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$528,517	$528,227

Derivatives not designated as hedge:
Interest rate swaps (unmatched portion)	$1,483	$1,773
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	85,674	65,134
Purchased options used to manage exposure to the stock market on stock indexed deposits	49,994	28,773

Total	$173,480	$132,009

At September 30, 2003, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $12.8 million, which was recorded as “Other Liabilities” and as a decrease to the hedged “Deposits” in the accompanying September 30, 2003 statement of financial condition.

At December 31, 2002, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of approximately $8.0 million, which was recorded as “Other Liabilities” and as a decrease to the hedged “Deposits” in the accompanying December 31, 2002 statement of financial condition.

At September 30, 2003, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $4.8 million and was recorded as part of “Other Assets” $4.7 million, “Deposits” $4.7 million, and “Other Liabilities” $4.8 million in the accompanying September 30, 2003 statement of financial condition.

At December 31, 2002, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $6.1 million and was recorded as part of “Other assets” $1.4 million, “Deposits” $1.6 million and “Other liabilities” $5.9 million in the accompanying December 31, 2002 statement of financial condition.

A summary of the types of swaps used and their terms at September 30, 2003 and December 31, 2002, follows:

	2003	2002
	(In thousands)
Pay floating/received fixed:
Notional amount	$530,000	$530,000
Weighted average receive rate at period end	4.85%	5.67%
Weighted average pay rate at period end	1.33%	1.90%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .20% to plus .25%	100%	100%

The changes in notional amount of swaps during the nine months ended September 30, 2003 follows:

(In thousands)
Balance at December 31, 2002	$566,329
New swaps	307,500
Called and matured swaps	(307,500)

Ending balance	$566,329

During the nine months ended September 30, 2003, various counterparties of swap agreements exercised their option to cancel their swaps and the Company immediately exercised its option to call the hedged certificates of deposit. No gains or losses resulted from the above cancellations.

At September 30, 2003, the interest rate swaps, embedded options and purchased options maturities by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options

		(In thousands)
2003	$5,000	$—	$—
2004	25,000	—	—
2005	15,000	—	—
2006	46,329	37,952	1,623
2007 and thereafter	475,000	47,722	48,371

Total	$566,329	$85,674	$49,994

Other off-balance sheet instruments. In the ordinary course of business the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit and commitments to purchase loans. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Committed Resources. At September 30, 2003 and December 31, 2002, the Company had outstanding the following contract amount of financial instruments whose amounts represent credit risk:

	2003	2002
	(In thousands)
Commitments to extend credit:
Fixed rates	$17,458	$16,710
Variable rates	188,039	161,902
Unused lines of credit:
Commercial	72,275	64,037
Credit cards and other	129,764	77,776
Commercial letters of credit	14,635	4,574
Commitments to purchase mortgage loans	150,000	100,000

Total	$572,171	$424,999

Such commitments will be funded in the normal course of business from the Company’s principal sources of funds. At September 30, 2003, the Company had $2.68 billion in deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regards to such commitments.

10. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 6,300,000 shares (as adjusted to reflect the three-for-two stock split in the form of a stock dividend on our common stock declared on June 17, 2002 and distributed on July 10, 2002) of common stock can be granted. Also, options for up to 6,300,000 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. At September 30, 2003, the Company had outstanding 3,678,000 options (as adjusted) under the 1999 Qualified Stock Option Plan. These options were granted to various executive officers and employees, which will become fully exercisable after five years following the grant date. During the year ended December 31, 2002, the Company granted 122,500 options (as adjusted) to various executive officers. No options were granted during the three and nine month periods ended September 30, 2003. No options were exercised or forfeited in 2003 and 2002.

The Company has only three exercise prices for options granted, all of them granted at three different dates. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at September 30, 2003:

	Outstanding		Exercisable

		Weighted
		Average
		Remaining
	Number of	Contract	Number of
Exercise Price	Options	Life (Years)	Options

$6.67	3,442,000	6.38	2,052,000
7.83	113,000	7.64	45,000
15.85	123,000	8.81	25,000

Total	3,678,000		2,122,000

Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost to be recognized in future years is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 were not restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the three and nine months period ended September 30, 2003 was a charge of $265,000 and $795,000, respectively.

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

Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of September 30, 2003 and December 31, 2002, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and purchasing of loans. Loans outstanding at September 30, 2003 and December 31, 2002, amounted to $74,490,000 and $56,833,000, respectively.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company’ Consolidated Financial Statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, included in the Company’s Annual Report on Form 10K.

The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.

	As of and for the nine months ended
	September 30, 2003

			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$55,381	$—	$55,381	$—	$—	$55,381
Commercial loans	86,057	3,245	89,302	—	—	89,302
Asset-based loans	—	—	—	23,725	—	23,725
Mortgage loans	34,815	—	34,815	—	—	34,815
Treasury and investment activities	62,154	64,286	126,440	1,865	(1,237)	127,068

Total interest income	238,407	67,531	305,938	25,590	(1,237)	330,291
Interest expense	124,288	31,892	156,180	7,321	(1,237)	162,264

Net interest income	114,119	35,639	149,758	18,269	—	168,027

Provision for loan losses	(17,979)	—	(17,979)	(2,739)	—	(20,718)

Other income, net:
Service charges on deposits and other fees	15,761	402	16,163	165	(165)	16,163
Trust account fees	—	—	—	590	—	590
Insurance commission fees	—	—	—	1,609	—	1,609
Asset-based lending related fees	—	—	—	2,235	—	2,235
Other	(21,138)	—	(21,138)	—	—	(21,138)

Total other income, net	(5,377)	402	(4,975)	4,599	(165)	(541)

Equity in income of subsidiaries	610	—	610	76,167	(76,777)	—

Total net interest income and other income	$91,373	$36,041	$127,414	$96,296	$(76,942)	$146,768

Total assets as of September 30, 2003	$8,501,963	$2,797,569	$11,299,532	$1,185,161	$(1,671,630)	$10,813,063

	For the three months ended
	September 30, 2003

			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$18,858	$—	$18,858	$—	$—	$18,858
Commercial loans	30,877	1,359	32,236	—	—	32,236
Asset-based loans	—	—	—	9,311	—	9,311
Mortgage loans	11,164	—	11,164	—	—	11,164
Treasury and investment activities	21,270	23,417	44,687	627	(448)	44,866

Total interest income	82,169	24,776	106,945	9,938	(448)	116,435
Interest expense	40,714	11,289	52,003	2,768	(448)	54,323

Net interest income	41,455	13,487	54,942	7,170	—	62,112

Provision for loan losses	(7,263)	—	(7,263)	(629)	—	(7,892)

Other income, net:
Service charges on deposits and other fees	5,593	307	5,900	55	(55)	5,900
Trust account fees	—	—	—	252	—	252
Insurance commission fees	—	—	—	722	—	722
Asset-based lending related fees	—	—	—	632	—	632
Other	(33)	—	(33)	—	—	(33)

Total other income, net	5,560	307	5,867	1,661	(55)	7,473

Equity in income of subsidiaries	(110)	—	(110)	35,040	(34,930)	—

Total net interest income and other income	$39,642	$13,794	$53,436	$43,242	$(34,985)	$61,693

	As of December 31, 2002 and for the nine months ended
	September 30, 2002

			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$36,162	$—	$36,162	$—	$—	$36,162
Commercial loans	73,784	1,751	75,535	—	—	75,535
Asset-based loans	—	—	—	11,015	—	11,015
Mortgage loans	36,704	—	36,704	—	—	36,704
Treasury and investment activities	46,123	75,422	121,545	865	(331)	122,079

Total interest income	192,773	77,173	269,946	11,880	(331)	281,495
Interest expense	117,348	39,739	157,087	4,690	(331)	161,446

Net interest income	75,425	37,434	112,859	7,190	—	120,049

Provision for loan losses	(9,224)	—	(9,224)	(1,695)	—	(10,919)

Other income, net:
Service charges on deposits and other fees	13,915	210	14,125	149	(149)	14,125
Trust account fees	—	—	—	244	—	244
Insurance commission fees	—	—	—	984	—	984
Asset-based lending related fees	—	—	—	1,226	—	1,226
Other	(206)	515	309	—	—	309

Total other income, net	13,709	725	14,434	2,603	(149)	16,888

Equity in income of subsidiaries	233	—	233	60,726	(60,959)	—

Total net interest income and other income	$80,143	$38,159	$118,302	$68,824	$(61,108)	$126,018

Total assets as of December 31, 2002	$6,649,595	$2,083,259	$8,732,854	$1,292,391	$(1,820,168)	$8,205,077

	For the three months ended
	September 30, 2002

			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$14,777	$—	$14,777	$—	$—	$14,777
Commercial loans	24,704	774	25,478	—	—	25,478
Asset-based loans	—	—	—	4,740	—	4,740
Mortgage loans	12,053	—	12,053	—	—	12,053
Treasury and investment activities	18,313	22,800	41,113	187	(10)	41,290

Total interest income	69,847	23,574	93,421	4,927	(10)	98,338
Interest expense	41,227	12,744	53,971	1,889	(10)	55,850

Net interest income	28,620	10,830	39,450	3,038	—	42,488

Provision for loan losses	(2,724)	—	(2,724)	(1,104)	—	(3,828)

Other income, net:
Service charges on deposits and other fees	5,159	70	5,229	50	(50)	5,229
Trust account fees	—	—	—	114	—	114
Insurance commission fees	—	—	—	505	—	505
Asset-based lending related fees	—	—	—	396	—	396
Other	(15)	670	655	—	—	655

Total other income, net	5,144	740	5,884	1,065	(50)	6,899

Equity in income of subsidiaries	(53)	—	(53)	22,716	(22,663)	—

Total net interest income and other income	$30,987	$11,570	$42,557	$25,715	$(22,713)	$45,559

12.     SUBSEQUENT EVENT

On November 4, 2003, the Company declared a three-for-two stock split in the form of a stock dividend on its common stock, for stockholders of record as of November 28, 2003, to be distributed on December 10, 2003. Also, on November 11, 2003, the Company declared a two percent (2%) stock dividend, for stockholders of record as of November 28, 2003, to be distributed on December 10, 2003. The stock dividend will have the effect of permanently capitalizing a portion of the Company’s retained earnings. The Company will pay cash to the stockholders in lieu of fractional shares.

On October 21, 2003, one of the Company’s executive officers exercised 500,000 options under the Company’s 1999 Qualified Option Plan (Note 10 Stock Option Plans) at an exercise price of $6.67.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Part I - Item 2

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

GENERAL

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services through its wholly owned subsidiaries, Westernbank Puerto Rico (“Westernbank” or the “Bank”) and Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term, fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent offering property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at September 30, 2003 and December 31, 2002, and for the three and nine month periods ended September 30, 2003 were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

The Company is the third largest bank holding company in Puerto Rico, as measured by total assets as of September 30, 2003. As of September 30, 2003, it had total assets of $10.81 billion, a loan portfolio-net of $4.53 billion, an investment portfolio of $5.95 billion, deposits of $5.00 billion and stockholders’ equity of $797.7 million.

Westernbank operates through a network of 51 bank branches, including 19 Expresso of Westernbank branches, located throughout Puerto Rico, and a fully functional banking site on the Internet. In addition to its services Westernbank operates four divisions: Westernbank Business Credit, which specializes in asset-based lending; Expresso of Westernbank, which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000; Westernbank Trust Division, which offers a full array of trust services; and Westernbank International Division, which activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. In addition, Westernbank offers a broad array of fee income products including credit cards, merchant card services, commercial letters of credit, and brokerage services, among others.

The Company continues to emphasize on growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan and investment securities portfolios. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed rate residential loans to assets with shorter maturities and greater repricing flexibility. As of September 30, 2003, commercial loans were $2.69 billion or 58.58% of total loans (79.92% collateralized by real estate) and consumer loans were $844.6 million or 18.39% (74.28% collateralized by real estate) of the $4.59 billion loan portfolio. Investment securities totaled $5.95 billion at September 30, 2003. These loans and securities tend to have shorter maturities and reprice more rapidly than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 81% of its loans collateralized by real estate as of September 30, 2003. As part of this strategy, Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. In July 2002, Westernbank launched a new banking division focused on offering consumer loans through 17 full-service branches (19 at September 30, 2003), called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000.

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

The traditional banking operations of Westernbank Puerto Rico include retail operations, such as branches, including those of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations) and deposit products. Consumer loans include loans such as unsecured and collateralized personal loans, credit cards, and small loans. Commercial products consist of commercial loans including commercial real estate, unsecured commercial and construction loans.

Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of September 30, 2003, and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002, substantially all of Westernbank International’s business activities have consisted of investment in securities and purchasing of loans.

Established in 2001, Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance on which it earns commission income. Currently, most of the agency’s volume is derived from two areas — mortgage insurance on residential mortgage loans and credit life insurance for borrowers of personal loans. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at September 30, 2003 and December 31, 2002, and for the three and nine month periods ended September 30, 2003 and 2002 were not significant.

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

The Company’s assets growth during the nine month period ended September 30, 2003 was mainly driven by increases in the loan and investment portfolios, primarily in the commercial and consumer loans portfolio, and in the investment securities held to maturity portfolio. Also, the Company has continued effective management of interest rate risk and a tight control of operating expenses. The efficiency ratio for the three and nine month periods ended September 30, 2003 was 31.62% and 32.49%, respectively. Net income for the three and nine months ended September 30, 2003, increased to $34.6 million or $0.41 earnings per basic common share ($0.40 on a diluted basis) and to $75.2 million or $0.88 earnings per basic common share ($0.86 on a diluted basis), respectively, up 52.76% and 23.97% when compared to $22.7 million or $0.30 earnings per common share (basic and diluted) and $60.6 million or $0.80 earnings per common share (basic and diluted), for the three and nine months ended September 30, 2002, respectively. The increase of $12.0 million and $14.5 million in net income for the three and nine month periods ended September 30, 2003, was mainly due to an increase in net interest income, as a result of higher average balances in interest-earning assets, and lower interest rates paid on interest-bearing liabilities. The increase in net interest income was partially offset by increases in operating expenses and in the provision for loan losses and income taxes. The increase in net income for the nine month period ended September 30, 2003 resulted notwithstanding the effect of a special charge of $22.7 million ($17.0 million net of tax), resulting from the impairment charge recorded during the first quarter of 2003 and the final liquidation of the Company’s portfolio of corporate bond and loan obligations (“CBO’s” and “CLO’s”) on June 6, 2003 (See Note 4 – Investment Securities – Notes to consolidated financial statements (unaudited)). Net income attributable to common stockholders for the three and nine month periods ended September 30, 2003, increased to $28.5 million and to $60.4 million, respectively, up 47.14% and 19.24% when compared to $19.3 million and $50.7 million, for the same periods in 2002. The Company’s profitability ratios for the three and nine month periods ended September 30, 2003, represented returns on assets (ROA) of 1.36% and 1.05% and returns on common stockholders’ equity (ROCE) of 28.69% and 20.95%, respectively, compared with a ROA of 1.22% and 1.17% and a ROCE of 26.86% and 24.47%, respectively, for the same periods in 2002. These ratios are within management’s expectations considering the strong growth in assets, the additional capital infusions, the significant resources invested in new areas of business and the special charge to earnings recorded during the first half of the year.

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

Net interest income increased $19.6 million or 46.19% for the three months ended September 30, 2003 and $48.0 million or 39.97% for the nine months ended September 30, 2003, when compared to the corresponding 2002 periods. The increase for the three and nine months ended September 30, 2003, was the result of significant increases in the average balance of interest-earning assets although at significant lower yields than the comparable prior year periods, as a result of a lower interest rate scenario. Interest income from loans and investment securities increased when compared to the three and nine month periods ended September 30, 2002.

Average interest-earning assets increased from $7.27 billion for the three months ended September 30, 2002 to $9.48 billion for the three months ended September 30, 2003, an increase of $2.21 billion or 30.34%. For the nine-month period, average interest-earning assets increased from $6.85 billion in 2002 to $8.86 billion in 2003, an increase of $2.02 billion or 29.46%. The increase in the average interest-earning assets is mainly related to a rise in the average loan portfolio, the higher yielding category of interest-earning assets, of $905.6 million and $932.0 million for the three and nine months ended September 30, 2003, respectively, primarily due to an increase in commercial and consumer loan portfolios, and an increase of $1.30 billion and $1.09 billion, respectively, in the average investment portfolio, mainly U.S. Government and agencies obligations and mortgage-backed securities. Average yields on interest-earning assets decreased from 5.36% and 5.50% for the three-month and nine-month ended September 30, 2002, respectively, to 4.87% and 4.98% for the comparable periods of 2003.

The fluctuation on average yields was primarily due to a drop in market interest rates affecting our loan repricing, primarily our commercial loan portfolio with floating rates and reinvestment rates on matured and called securities, and lower yields on securities purchased.

The increase in the average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities. Average interest-bearing liabilities increased from $6.81 billion for the three months ended September 30, 2002, to $8.87 billion for the three months ended September 30, 2003, an increase of $2.06 billion or 30.19%. For the nine-month periods ended September 30, 2002 and 2003, average interest bearing liabilities increased from $6.40 billion to $8.32 billion, respectively, an increase of $1.92 billion or 29.93%. The increase in average interest-bearing liabilities for the three and nine months ended September 30, 2003, was mainly related to an increase in the average balance of deposits which grew from $3.75 billion for the three month period ended September 30, 2002, to $4.89 billion for the three month period ended September 30, 2003, an increase of $1.13 billion or 30.22%. For the nine month periods ended September 30, 2002 and 2003, the average balance of deposits increased from $3.58 billion in 2002 to $4.66 billion in 2003, an increase of $1.08 billion or 30.10%. The average balance of federal funds bought and reverse repurchase agreements also grew from $2.93 billion for the three month period ended September 30, 2002 to $3.84 billion for the same period in 2003, an increase of $904.0 million or 30.83%. For the nine month period ended September 30, 2003, the average balance of federal funds bought and reverse repurchase agreements also grew from $2.69 billion in 2002 to $3.53 billion, an increase of $839.7 million or 31.27%. The increase in average interest-bearing liabilities was partially offset by a decrease in the average interest rates paid on interest-bearing liabilities during the quarter, attributable to a lower interest rate scenario. For the three-month and nine-month periods, the average interest rates paid decreased from 3.28% and 3.40% in 2002, to 2.45% and 2.63% in 2003, respectively.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as in a normal and tax equivalent basis. Average balances are daily monthly average balances. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated stockholders’ equity for investment securities available for sale.

	Three months ended September 30,

	2003			2002

		Average	Average		Average	Average
	Interest	balance (1)	Yield/Rate	Interest	balance(1)	Yield/Rate

	(Dollars in Thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$71,568	$4,383,246	6.48%	$57,047	$3,477,629	6.51%
Mortgage and asset-backed securities (3)	11,489	1,196,542	3.81%	11,071	857,586	5.12%
Investment securities (4)	31,607	3,328,556	3.77%	28,226	2,595,368	4.31%
Money market instruments	1,771	573,853	1.22%	1,994	344,377	2.30%

Total	116,435	9,482,197	4.87%	98,338	7,274,960	5.36%

Interest-bearing liabilities:
Deposits	27,941	4,889,213	2.27%	28,777	3,754,697	3.04%
Fed funds bought and securities sold under agreements to repurchase	24,867	3,836,165	2.57%	25,498	2,932,167	3.45%
Advances from FHLB	1,515	140,524	4.28%	1,563	120,032	5.17%
Other borrowings	—	—	—	12	3,000	1.45%

Total	54,323	8,865,902	2.43%	55,850	6,809,896	3.25%

Net interest income	$62,112			$42,488

Interest rate spread			2.44%			2.11%

Net interest-earning assets		$616,295			$465,064

Net yield on interest-earning assets (5)			2.60%			2.32%

Interest-earning assets to interest-bearing liabilities ratio		106.95%			106.83%

Tax equivalent spread:
Interest-earning assets	$116,435	$9,482,197	4.87%	$98,338	$7,274,960	5.36%
Tax equivalent adjustment	10,347	—	0.43%	6,920	—	0.38%

Interest-earning assets - tax equivalent	126,782	9,482,197	5.30%	105,258	7,274,960	5.74%

Interest-bearing liabilities	54,323	8,865,902	2.43%	55,849	6,809,896	3.25%

Net interest income	$72,459			$49,409

Interest rate spread			2.87%			2.49%

Net yield on interest-earnings assets (5)			3.03%			2.69%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Includes loans held for sale. Average loans exclude non-performing loans. Loans fees amounted to $2.5 million and $1.5 million for the three-months ended September 30, 2003 and 2002, respectively.

(3)	Includes mortgage-backed securities available for sale and for trading purposes.

(4)	Includes trading account securities and investments available for sale.

(5)	Net interest income divided by average interest-earning assets.

	Nine months ended September 30,

	2003			2002

		Average	Average		Average	Average
	Interest	balance (1)	Yield/Rate	Interest	balance (1)	Yield/Rate

	(Dollars in Thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$203,222	$4,150,723	6.55%	$159,416	$3,218,713	6.62%
Mortgage and asset-backed securities (3)	29,137	966,352	4.03%	32,914	831,223	5.29%
Investment securities (4)	89,327	3,221,270	3.71%	84,556	2,520,421	4.49%
Money market instruments	8,605	526,511	2.19%	4,609	277,384	2.22%

Total	330,291	8,864,856	4.98%	281,495	6,847,741	5.50%

Interest-bearing liabilities:
Deposits	85,985	4,656,115	2.47%	83,461	3,578,920	3.12%
Fed funds bought and securities sold under agreements to repurchase	71,612	3,525,405	2.72%	72,751	2,685,683	3.62%
Advances from FHLB	4,525	135,087	4.48%	4,639	120,011	5.17%
Other borrowings	142	4,945	3.84%	595	19,798	4.02%

Total	162,264	8,321,552	2.61%	161,446	6,404,412	3.37%

Net interest income	$168,027			$120,049

Interest rate spread			2.37%			2.13%

Net interest-earning assets		$543,304			$443,329

Net yield on interest-earning assets (5)			2.53%			2.34%

Interest-earning assets to interest-bearing liabilities ratio		106.53%			106.92%

Tax equivalent spread:
Interest-earning assets	$330,291	$8,864,856	4.98%	$281,495	$6,847,741	5.50%
Tax equivalent adjustment	22,753	—	0.34%	16,762	—	0.32%

Interest-earning assets - tax equivalent	353,044	8,864,856	5.32%	298,257	6,847,741	5.82%

Interest-bearing liabilities	162,264	8,321,552	2.61%	161,446	6,404,412	3.37%

Net interest income	$190,780			$136,811

Interest rate spread			2.71%			2.45%

Net yield on interest - earning assets (5)			2.88%			2.67%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Includes loans held for sale. Average loans exclude non-performing loans. Loans fees amounted to $6.2 million and $4.1 million as of September 30, 2003 and 2002, respectively.

(3)	Includes mortgage-backed securities available for sale and for trading purposes.

(4)	Includes trading account securities and investments available for sale.

(5)	Net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the changes in interest rates.

	Three months ended September 30,			Nine months ended September 30,

	2003 vs. 2002			2003 vs. 2002

	Volume	Rate	Total	Volume	Rate	Total

	(In thousands)
Interest income:
Loans (1)	$14,785	$(264)	$14,521	$45,610	$(1,804)	$43,806
Mortgage and asset-backed securities (2)	1,188	(770)	418	8,082	(11,859)	(3,777)
Investment securities (3)	6,137	(2,756)	3,381	12,677	(7,906)	4,771
Money market instruments	(744)	521	(223)	4,073	(77)	3,996

Total increase (decrease) in interest income	21,366	(3,269)	18,097	70,442	(21,646)	48,796

Interest expense:
Deposits	(5,294)	4,457	(837)	8,179	(5,655)	2,524
Fed funds bought and securities sold under agreements to repurchase	(3,616)	2,985	(631)	(5,694)	4,555	(1,139)
Advances from FHLB	5,412	(5,460)	(48)	1,831	(1,945)	(114)
Other borrowings	(11)	—	(11)	(595)	142	(453)

Total increase (decrease) in interest expense	(3,509)	1,982	(1,527)	3,721	(2,903)	818

Increase (decrease) in net interest income	$24,875	$(5,251)	$19,624	$66,721	$(18,743)	$47,978

(1)	Includes loans held for sale.

(2)	Includes mortgage-backed securities available for sale and trading securities.

(3)	Includes investments available for sale.

Provision For Loan Losses

The provision for loan losses amounted to $7.9 million for the quarter ended September 30, 2003, up from $3.8 million for the same period in the previous year, an increase of $4.1 million or 106.17%. Net charge-offs during the quarter ended September 30, 2003 amounted to $3.8 million, which when subtracted from the provision for loan losses of $7.9 million resulted in a net increase in the allowance for loan losses of $4.1 million. For the quarter ended September 30, 2002, net charge-offs amounted to $1.3 million, which when subtracted from the provision for loan losses of $3.8 million, resulted in a net increase in the allowance for loan losses of $2.5 million. For the nine month periods ended September 30, 2003 and 2002, net charge-offs amounted to $8.7 million and $3.2 million, respectively, which when subtracted from the provision for loan losses of $20.7 million in 2003 and $10.9 million in 2002, resulted in a net increase in the allowance for loan losses of $12.0 million and $7.7 million for the nine months ended September 30, 2003 and 2002, respectively.

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

The allowance for possible loan losses amounted to $59.1 million as of September 30, 2003 and $47.1 million as of December 31, 2002. The increase in the provision for loan losses is attributable to the overall growth in the loan portfolio, particularly of the Westernbank Business Credit division, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment, and of the Expresso of Westernbank, which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000. Westernbank Business Credit loan portfolio grew to $648.7 million at September 30, 2003, an increase of $217.7 million or 50.52%, when compared to December 31, 2002, or an increase of $260.2 million or 67.01%, when compared to September 30, 2002. The Expresso of Westernbank loan portfolio grew to $153.9 million at September 30, 2003, an increase of $35.9 million or 30.46%, from $118.0 million at December 31, 2002, or an increase of $83.3 million or 117.94%, when compared to September 30, 2002. The Expresso of Westernbank division began operations in July 2002. As a result of the increase in both portfolios, the provision for loan losses for Westernbank Business Credit and Expresso of Westernbank divisions amounted to $600,000 and $3.8 million, for the quarter ended September 30, 2003, respectively, and $2.7 million and $7.0 million, for the nine months ended September 30, 2003, respectively, contributing to the increase of $4.1 million and $9.8 million in the provision for loan losses when compared to the same periods in 2002.

Non-performing loans stand at $35.1 million or 0.76% (less than 1%) of the Bank’s loan portfolio at September 30, 2003, up from 0.51% or an increase of $15.7 million, from $19.4 million as of December 31, 2002. Excluding real estate collateralized loans, these ratios were 0.03% and 0.09% respectively, at September 30, 2003, and December 31, 2002, respectively. The increase in non-performing loans primarily comes from the Company’s commercial and regular consumer loan portfolios. Non-performing loans in the commercial loan portfolio increased by $11.9 million or 87.59%, when compared to December 31, 2002. This increase is mostly attributed to eight commercial loans with principal balances of $1.6 million, $1.5 million, $1.4 million, $1.1 million, and four other loans with outstanding principal balances below $1.0 million, all of which are collateralized by real estate properties. At September 30, 2003, only one of these loans with an outstanding balance of $1.1 million had a specific valuation allowance of $277,000. Total non-performing loans in the regular consumer loan portfolio (excluding the Expresso of Westernbank loan portfolio) grew by $1.9 million, when compared to December 31, 2002. Such increase was specifically due to consumer loans past due over 90 days which are fully collateralized by real estate properties. As of September 30, 2003, the allowance for possible loan losses was 168.61% of total non-performing loans (reserve coverage), lower than our previous reserve coverage ratio but adequate considering that only $5.3 million is our estimated allowance for specific reserved loans and the remaining $53.8 million is for general and unallocated reserves.

Net charge-offs in the third quarter of 2003 were $3.8 million or 0.35% (annualized) to average loans, compared to $1.3 million or 0.15% (annualized) to average loans for the same period in 2002, an increase of $2.5 million or 20 basis point when compared to the same period in 2002. For the nine month period ended September 30, 2003, net charge-offs amounted to $8.7 million or 0.28% (annualized) to average loans, an increase of $5.5 million, when compared to $3.2 million or 0.10% (annualized) to average loans for the same period in 2002. Both increases were primarily due to loans charged-off in the ordinary course of business on our commercial and consumer loan portfolios. The increase in commercial loans charged-off for the nine months ended September 30, 2003, was primarily due to two loans charged-off with a principal balance of $699,000 and $165,000. The increase in consumer loans charged-off for the nine month period ended September 30, 2003, was principally due to loans charged-off by the Expresso of Westernbank division, amounting to $5.3 million or 5.17% (annualized) to average Expresso loans for the nine month period ended September 30, 2003. Delinquencies on our newest Expresso of Westernbank division portfolio at September 30, 2003, were 1.21%, including the categories of 60 days and over. These ratios are within management’s estimates for the operations of the Expresso of Westernbank division. For the three and nine month periods ended September 30, 2003, there were no charge-offs related to Westernbank Business Credit loan portfolio.

Other Income (Loss)

Other income was $7.5 million for the three month period ended September 30, 2003, compared to $6.9 million for the same period last year. The primary reason for the increase was the increase in service charges on deposit accounts and other fees, including fees associated with our trust division, insurance commissions earned by Westernbank Insurance Corp., a wholly-owned subsidiary of W Holding, and fees generated by our asset-based lending operation as well as increases in other areas resulting from the Company’s overall growing volume of business. The net effect of the above-mentioned factors, in addition to a decrease of $909,000 in net gain on sales and valuations of loans, securities and other assets, resulted in an increase of $574,000 or 8.32% in total other income for the quarter ended September 30, 2003, when compared to same quarter in year 2002.

For the nine month period ended September 30, 2003, other income (loss) was ($541,000), compared to $16.9 million for the same period in 2002. The $17.4 million decrease was mainly due to a net loss on sales and valuation of loans, securities and other assets of $22.7 million ($17.0 million net of tax) recorded during the six month period ended June 30, 2003, related to the CBO’s and CLO’s portfolio liquidated on June 6, 2003, as previously reported. See Note 4 – Investment Securities – Notes to consolidated financial statements (unaudited) and Management Discussion and Analysis of Results of Operations and Financial Condition – Investments (page 50).

Operating Expenses

Total operating expenses increased $2.1 million or 10.85% during the three months ended September 30, 2003, and $6.7 million or 12.47% for the nine months ended September 30, 2003, when compared to the corresponding periods in 2002. Salaries and employees’ benefits accounted for the majority of such increase, rising $788,000 or 10.54% for the third quarter of year 2003, and $4.4 million or 21.58% for the nine-month period ended September 30, 2003, as compared to the corresponding periods in 2002. Such increase is attributed to the continued expansion of the Company, including increases in personnel, normal salary increases and related employee benefits. At September 30, 2003, the Company had 1,071 full-time employees, including its executive officers, an increase of 121 employees or 12.74%, from September 30, 2002. New personnel and additional infrastructure were added to support the continued expansion of the Company. In addition, effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method (modified prospective method) in accordance with Statement of Financial Accounting Standard No. 148. The effect of implementing this Statement on the Company’s results of operations was an increase in salary expense in the amounts of $265,000 and $795,000 for the three and nine month periods ended September 30, 2003.

Operating expenses, as a group, excluding salaries and employees’ benefits, increased $1.4 million or 11.04% for the third quarter of 2003 and $2.3 million or 6.96%, for the nine months ended September 30, 2003, when compared to the prior year periods, resulting mostly from increases in occupancy, printing, postage, stationery and supplies, and other expenses, primarily associated with the new Expresso Division, launched in July 2002, as well as the costs associated with the additional investment in technology and general infrastructure to sustain and coordinate the Company’s expansion in all of its business areas.

The Company had an efficiency ratio of 31.62% for the third quarter of year 2003 and 32.49% for the nine months ended September 30, 2003, down from 40.87% and 39.98% for the same periods in 2002.

Net Income

Net income increased $12.0 million or 52.76%, and $14.5 million or 23.97% for the three and nine month periods ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. The increase for the three and nine month periods ended September 30, 2003, primarily resulted from an increase in net interest income, which was partially offset by increases in total operating expenses and in the provisions for loan losses and income taxes. W Holding achieved this increase of 23.97% in earnings even though the nine months results include a total charge of $22.7 million ($17.0 million net of tax) on the liquidation of the Company’s portfolio of corporate bond and loan obligations (“CBO’s” and “CLO’s”) on June 6, 2003.

FINANCIAL CONDITION

The Company had total assets of $10.81 billion as of September 30, 2003, compared to $8.21 billion as of December 31, 2002, an increase of $2.61 billion or 31.79%. Loans receivable-net, grew by $779.5 million or 20.76%, resulting from the Company continued strategy of growing its loan portfolio through commercial real estate, asset-based and construction lending, as well as its consumer loan portfolio. The investment portfolio increased $1.77 billion or 42.28%, from $4.18 billion as of December 31, 2002, to $5.95 billion as of September 30, 2003. As of September 30, 2003, total liabilities amounted to $10.02 billion, an increase of $2.39 billion or 31.43%, when compared to $7.62 billion as of December 31, 2002. Deposits increased $702.1 million or 16.33%, from $4.30 billion as of December 31, 2002. Federal funds bought and securities sold under agreements to repurchase grew by $1.66 billion or 53.54%, from $3.10 billion as of December 31, 2002 to $4.76 billion as of September 30, 2003.

Loans

Loans receivable-net were $4.53 billion or 41.93% of total assets at September 30, 2003, an increase of $779.5 million or 20.76% from December 31, 2002.

The Company continues to focus on growing its commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolios. As a result, the portfolio of real estate loans secured by first mortgages increased from $2.67 billion as of December 31, 2002, to $3.21 billion as of September 30, 2003, an increase of $534.4 million or 20.00%. Commercial real estate loans secured by first mortgages were $2.15 billion as of September 30, 2003, an increase of $501.4 million or 30.41% from December 31, 2002. The consumer loans portfolio (including credit cards and loans on deposits), commercial loans (not collateralized by real estate) and other loans increased from $1.13 billion as of December 31, 2002, to $1.39 billion as of September 30, 2003, an increase of $257.2 million or 22.80%.

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

As of September 30, 2003, commercial loans were 58.45% (79.92% collateralized by real estate) and consumer loans were 18.39% (74.28% collateralized by real estate) of the $4.59 billion loan portfolio. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 81% of its loans collateralized by real estate as of September 30, 2003. Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. As of September 30, 2003, Westernbank Business Credit (asset-based) and the Expresso of Westernbank (generally unsecured consumer lending) divisions loan portfolios amounted to $648.7 million and $153.9 million, respectively. For the three-month period ended September 30, 2003, the average yield on Westernbank Business Credit division asset-based loan portfolio was 5.43% while for the Expresso of Westernbank division loan portfolio was 18.57%. The Expresso of Westernbank, Westernbank’s newest division, was created in July 2002.

The following table sets forth the composition of the Bank’s loans portfolio, by type of loan at the dates indicated.

	September 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential real estate:
Mortgage	$853,577	18.8%	$846,195	22.6%
Construction	210,098	4.6	181,266	4.8
Commercial, industrial and agricultural (1):
Real estate	2,144,365	47.4	1,647,600	43.9
Business and others	540,406	11.9	382,810	10.2
Consumer and others (2)	844,573	18.6	743,600	19.8

Total loans	4,593,019	101.3	3,801,471	101.3
Allowance for loan losses	(59,141)	(1.3)	(47,114)	(1.3)

Loan - net	$4,533,878	100.0%	$3,754,357	100.00%

(1)	Includes $648.7 million and $437.6 million at September 30, 2003 and December 31, 2002, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes $153.9 million and $117.4 million at September 30, 2003 and December 31, 2002, respectively, of the Expresso of Westernbank division outstanding loans.

Residential real estate mortgage loans at September 30, 2003, are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At September 30, 2003, residential mortgage loans included $17.0 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

The Bank originated $794.9 million of commercial real estate loans during the nine month period ended September 30, 2003. At September 30, 2003, commercial real estate loans totaled $2.15 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than other loans due to the dependency on income production and future development of real estate. Commercial real estate loans are collateralized by various types of property, including warehouse, retail and other business properties.

The portfolio of Consumer and Other loans at September 30, 2003, consisted of consumer loans of $844.6 million, of which $627.3 million are secured by real estate, $217.3 million are unsecured consumer loans (including $153.9 million of the Expresso of Westernbank division loan portfolio), credit card loans of $55.7 million and loans secured by deposits in the Bank totaling $31.0 million.

The following table summarizes the contractual maturities of the Bank’s total loans, excluding mortgage loans held for sale, for the periods indicated at September 30, 2003. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		MATURITIES

			After one year to five years		After five years

				(In thousands)
	Balance
	Outstanding at		Fixed
	September 30,	One Year or	interest	Variable interest	Fixed interest	Variable
	2003	Less	rates	rates	rates	interest rates

Residential real estate:
Mortgage	$853,577	$5,318	$11,558	$164	$325,164	$511,373
Construction	210,098	133,686	—	76,412	—	—
Commercial, industrial and agricultural:
Real Estate	2,144,365	701,171	123,079	172,791	46,923	1,100,401
Business and other	540,406	417,871	21,142	15,939	3,681	81,773
Consumer and other	844,573	112,175	206,050	—	526,348	—

Total	$4,593,019	$1,370,221	$361,829	$265,306	$902,116	$1,693,547

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

In addition to its residential loan originations, the Bank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. Those loans carry a timely payment guaranty from the mortgage companies and are purchased at floating rates based on a negotiated spread over the three-month LIBOR rate. During the nine month period ended September 30, 2003, Westernbank purchased $228.7 million of such loans.

The Bank originates primarily variable and adjustable rate commercial business and real estate loans. The Bank also makes real estate construction loans subject to firm permanent financing commitments. As of September 30, 2003, the Bank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.88% (less than 1%).

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

The Bank offers the service of VISA ™ and Master Card ™ credit cards. At September 30, 2003, there were approximately 26,063 outstanding accounts, with an aggregate outstanding balance of $55.7 million and unused credit card lines available of $81.6 million.

In connection with all consumer and second mortgage loans originated, the Bank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of September 30, 2003, the Bank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.15%.

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

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by the Bank at the dates indicated:

	September 30, 2003	December 31, 2002

	(Dollars in thousands)
Residential real estate mortgage and construction loans	$3,143	$2,026
Commercial, industrial and agricultural loans	25,451	13,567
Consumer loans	6,482	3,812

Total non-performing loans	35,076	19,405
Foreclosed real estate held for sale	4,508	3,679

Total non-performing loans and foreclosed real estate held for sale	$39,584	$23,084

Interest which would have been recorded if the loans had not been classified as non-performing	$2,196	$1,102

Interest recorded on non-performing loans	$415	$775

Total non-performing loans as a percentage of loans receivable, including mortgage loans held for sale (1)	0.76%	0.51%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets (2)	0.37%	0.28%

(1)	Computed using end of period loans.

(2)	Computed using end of period assets.

At September 30, 2003, total non-performing loans increased $15.7 million or 80.75%, from $19.4 million or 0.51% (less than 1%) of the Bank’s loan portfolio as of December 31, 2002, to $35.1 million or 0.76% (less than 1%) of the Bank’s loan portfolio as of September 30, 2003. Excluding real estate loans, these ratios were 0.03% and 0.09% at September 30, 2003 and December 31, 2002, respectively. The increase in non-performing loans primarily comes from the Company’s commercial and regular consumer loan portfolios. Non-performing loans on the commercial loan portfolio increased by $11.9 million, when compared to December 31, 2002. This increase is mostly attributed to eight commercial loans with principal balances of $1.6 million, $1.5 million, $1.4 million, $1.1 million, and four other loans with outstanding principal balances below $1.0 million, all of which are collateralized by real estate properties. At

September 30, 2003, only one of these loans with an outstanding balance of $1.1 million had a specific valuation allowance of $277,000. Total non-performing loans in the regular consumer loan portfolio (excluding the Expresso of Westernbank loan portfolio) grew by $1.9 million, when compared to December 31, 2002. Such increase was specifically due to consumer loans past due over 90 days which are fully collateralized by real estate properties. At September 30, 2003, the allowance for possible loan losses was 168.61% of total non-performing loans (reserve coverage), lower than the previous reserve coverage ratio but adequate considering that only $5.3 million is the estimated allowance for specific reserved loans and the remaining $53.8 million is for general and unallocated reserves.

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

At September 30, 2003, the Bank’s allowance for loan losses was $59.1 million, consisting of $51.9 million formula allowance, $5.3 million of specific allowances and $1.9 million of unallocated allowance. As of September 30, 2003, the allowance for loan losses equals 1.29% of total loans, and 168.61% of total non-performing loans, compared with an allowance for loan losses at December 31, 2002 of $47.1 million, or 1.24% of total loans, and 242.80% of total non-performing loans.

As of September 30, 2003, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
Balance, beginning of year	$47,114	$38,364
Loans charged-off:
Consumer loans (1)	8,373	4,576
Commercial, industrial and agricultural loans	2,151	3,389	(2,3)
Real estate-mortgage and construction loans	126	—

Total loans charged-off	10,650	7,965

Recoveries of loans previously charged-off:
Consumer loans	552	858
Commercial, industrial and agricultural loans	1,035	584
Real estate-mortgage and construction loans	372	190

Total recoveries of loans previously charged-off	1,959	1,632

Net loans charged-off	8,691	6,333
Provision for loan losses	20,718	15,083

Balance, end of period	$59,141	$47,114

Ratios:
Allowance for loan losses to total loans	1.29%	1.24%
Provision for loan losses to net loans charged-off	238.38%	238.17%
Recoveries of loans to loans charged-off in previous period	24.60%	23.19%
Net loans charged-off to average loans (4)	0.28%	0.19%
Allowance for loans losses to non-performing loans	168.61%	242.80%

(1)	Includes $5.3 million and $62,000 of Expresso of Westernbank charged-offs, for the periods ended September 30, 2003, and December 31, 2002, respectively.

(2)	Includes $505,000 of Westernbank Business Credit division, consisting of one loan originally acquired in the purchased loan portfolio from Congress Credit Corporation, a subsidiary of First Union National Bank N.A on June 15, 2001. This loan was fully reserved at the acquisition date.

(3)	Includes $1,100,000, consisting of one loan fully collateralized by real estate and charged-off for regulatory purposes.

(4)	Average loans were computed using beginning and ending balances.

The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the “Loans” table on page 42.

	September 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

		(Dollars in thousands)
Commercial, industrial and agricultural loans	$40,458	58.4%	$31,671	53.3%
Consumer loans	16,375	18.4	12,004	19.5
Residential real estate mortgage and construction loans	449	23.2	443	27.2
Unallocated allowance	1,859	—	2,996	—

Total allowance for loan losses	$59,141	100.0%	$47,114	100.0%

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

The following table sets forth information regarding the investment in impaired loans:

	September 30, 2003	December 31, 2002

	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$28,928	$26,074
Do not require a valuation allowance	25,991	24,515

Total	$54,919	$50,589

Valuation allowance for impaired loans	$4,950	$4,752

	September 30, 2003	September 30, 2002

Average investment in impaired loans	$45,888	$45,958

Interest collected in impaired loans	$2,044	$3,093

At September 30, 2003, the Bank’s investment in impaired loans increased $4.3 million or 8.56%, from $50.6 million as of December 31, 2002 to $54.9 million as of September 30, 2003. This increase is primarily attributed to two commercial loans classified as impaired with outstanding principal balances of $1.6 million and $1.5 million as of September 30, 2003, both of them collateralized by real estate properties. At September 30, 2003, none of these loans required a specific valuation allowance.

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

The Bank’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

The following table presents the carrying value of investments at September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

	(In thousands)
Held to maturity :
US Government and agencies obligations	$3,938,544	$2,671,344
Puerto Rico Government and agencies obligations	32,050	19,695
Commercial paper	189,985	74,997
Corporate notes	66,854	66,697
Mortgage and other asset-backed securities	1,073,496	668,324

Total	5,300,929	3,501,057

Available for sale:
Mortgage-backed securities	64,381	145,276
Other investments	17,460	15,611

Total	81,841	160,887

Trading securities - mortgage-backed securities	2,633	—

Total investments	$5,385,403	$3,661,944

The carrying amount of investment securities at September 30, 2003, by contractual maturity (excluding mortgage and other asset- backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield

	(Dollars in thousands)
US Government and agencies obligations:
Due within one year or less	$—	—%
Due after one year through five years	769,550	3.66
Due after five years through ten years	3,168,994	4.04
Due after ten years	—	—

	3,938,544	3.97

Puerto Rico Government and agencies obligations:
Due within one year	—	—
Due after one year through five years	17,700	6.00
Due after five years through ten years	13,000	4.20
Due after ten years	1,350	6.15

	32,050	5.28

Other:
Due within one year	205,432	1.36
Due after one year through five years	29,986	2.67
Due after five years through ten years	—	—
Due after ten years	38,881	6.40

	274,299	2.22

Total	4,244,893	3.86
Mortgage and other asset-backed securities	1,140,510	4.34

Total	$5,385,403	3.96%

Mortgage and other asset-backed securities at September 30, 2003, consist of:

(In Thousands)
Trading securities - mortgage-backed securities	$2,633

Available for sale - CMO’s certificates	64,381

Held to maturity:
Federal Home Loan Mortgage Corporation certificates	8,014
GNMA certificates	10,510
FNMA certificates	5,188
CMO certificates	1,041,959
Other	7,825

Total held to maturity	1,073,496

Total mortgage and other asset-backed securities	$1,140,510

The Bank’s investment portfolio at September 30, 2003 had an average contractual maturity of 66 months, when compared to an average maturity of 50 months at December 31, 2002. The Bank’s interest rate risk model (refer to Part I, Item # 3 on page 61 of this report) takes into consideration the callable feature of certain investment securities. Given the present interest rate scenario, and taking into consideration the callable features of these securities, the Bank’s investment portfolio as of September 30, 2003, had a remaining average maturity of 9 months. However, no assurance can be given that such levels will be maintained in future periods.

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

As of September 30, 2003, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. (See “Note 4 — Investment securities — Notes to Consolidated Financial Statements (unaudited)”).

Deposits

The Bank offers a diversified choice of deposit accounts. Savings deposits increased from $560.5 million as of December 31, 2002, to $660.1 million as of September 30, 2003, an increase of $99.6 million or 17.77%. Also, other deposits (excluding accrued interest payable) represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $3.71 billion as of December 31, 2002, to $4.32 billion as of September 30, 2003, an increase of $602.0 million or 16.21%. Brokered deposits amounted to $3.14 billion and $2.55 billion as of September 30, 2003 and December 31, 2002, respectively. These accounts have historically been a stable source of funds. The Bank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.

At September 30, 2003, the Bank had total deposits of $4.98 billion (excluding accrued interest payable), of which $660.1 million or 13.26% consisted of savings deposits, $231.6 million or 4.65% consisted of interest bearing demand deposits, $217.8 million or 4.38% consisted of noninterest bearing deposits, and $3.87 billion or 77.71% consisted of time deposits. See Note 7 – Deposits – Notes to consolidated financial statements (unaudited).

At September 30, 2003, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$834,539
over 3 months through 6 months	957,390
over 6 months through 12 months	886,373
over 12 months	714,167

Total	$3,392,469

The following table sets forth the average amount and the average rate paid on the following deposit categories for the nine months ended September 30, 2003 and for the year ended December 31, 2002:

	September 30, 2003		December 31, 2002

	Average	Average	Average	Average
	amount	rate	amount	rate

	(Dollars in thousands)
Time deposits	$3,695,588	2.71%	$2,889,649	3.40%
Savings deposits	588,298	2.14%	509,114	2.46%
Interest bearing demand deposits	153,217	2.56%	124,127	2.90%
Noninterest bearing demand deposits	219,012	—	167,352	—

	$4,656,115	2.51%	$3,690,242	3.10%

Borrowings

The following table sets forth the borrowings of the Bank at the dates indicated:

	September 30, 2003	December 31, 2002

	(In thousands)
Fed funds bought and securities sold under agreements to repurchase (1)	$4,755,538	$3,097,341
Advances from FHLB	146,000	120,000
Mortgage note payable	37,336	37,822

	$4,938,874	$3,255,163

(1)	Federal funds bought amounted to $25.0 million at September 30, 2003, at an interest rate of 1.19%, and mature within one day. No such borrowings were outstanding at December 31, 2002.

The Bank has made use of institutional federal funds bought and securities sold under agreements to repurchase in order to obtain funding, primarily through investment banks and brokerage firms. Securities sold under agreements to repurchase are collateralized with investment securities while federal funds bought do not require collateral. The Bank had $4.76 billion in federal funds bought and securities sold under agreements to repurchase outstanding at September 30, 2003, at a weighted average rate of 2.36%. Federal funds bought and securities sold under agreements to repurchase outstanding as of September 30, 2003, mature as follows: $967.7 million within 30 days; $1.14 billion in 2004; $832.2 million in 2005; $724.9 million in 2006; $73.4 million in 2007; and $1.02 billion thereafter.

Westernbank also obtains advances from FHLB of New York. As of September 30, 2003, Westernbank had $146.0 million in outstanding FHLB advances at a weighted average rate of 4.05%. Advances from FHLB mature as follows: $40.0 million within 30 days; $14.0 million in 2005; $50.0 million in 2006; and $42.0 million thereafter.

At September 30, 2003, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $37.3 million of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the (1) greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

The following table presents certain information regarding the Bank’s short-term borrowings for the periods indicated.

	September 30, 2003	December 31, 2002

	(Dollars in thousands)
Amount outstanding at period end	$2,147,934	$1,043,493
Monthly average outstanding balance	1,030,258	1,378,074
Maximum outstanding balance at any month end	2,147,934	2,104,599
Weighted average interest rate:
For the nine months and period ended	1.35%	1.51%
At the end of nine months and at period end	1.32%	1.96%

Stockholders’ Equity

As of September 30, 2003, total stockholders’ equity amounted to $797.7 million, an increase of $213.0 million or 36.43% when compared to $584.7 million as of December 31, 2002. The increase resulted from the issuance of 4,232,000 and 2,640,000 shares of the Company’s Series F and Series G Preferred Stock completed in June and August 2003, respectively, providing a net capital infusion of $165.9 million, plus the net income generated for the nine months ended September 30, 2003, partially offset by dividends paid during the nine month period ended September 30, 2003 of $13.6 million and $14.8 million on our common and preferred stock, respectively, and an increase of $465,000 in accumulated other comprehensive loss. The period-end number of common shares outstanding increased from 68,346,306 as of December 31, 2002 to 68,651,651 as of September 30, 2003, as a result of the three-for-two stock split in the form of a stock dividend on our common stock declared on November 4, 2003, and to be distributed on December 10, 2003, and for the conversion of 204,594 shares of the Company’s convertible preferred stock series A, into 305,345 shares of the Company’s common stock.

SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table sets forth, for the indicated periods certain ratios reflecting the productivity, profitability and other selected data of the Company:

	Three months ended		Nine months ended		Year Ended
	September 30,		September 30,		December 31,
	2003	2002	2003	2002	2002

Per share data:
Dividend payout ratio	16.28%	18.85%	22.51%	20.31%	19.46%
Book value per common share	$5.94	$5.04	$5.94	$5.04	$5.28
Preferred stock outstanding at end of period	15,610,405	7,219,999	15,610,405	7,219,999	8,942,999
Preferred stock equity at end of period (in thousands)	$390,260	$180,500	$390,260	$180,500	$223,575
Performance ratios:
Return on average assets (1)	1.36%	1.22%	1.05%	1.17%	1.22%
Return on average common stockholders’ equity (1)	28.69%	26.86%	20.95%	24.47%	25.39%
Efficiency ratio	31.62%	40.87%	32.49%	39.98%	39.15%
Operating expenses to end-of-period assets	0.81%	1.00%	0.75%	0.91%	0.90%
Capital ratios:
Total capital to risk-weighted assets	14.74%	13.54%	14.74%	13.54%	13.83%
Tier I capital to risk-weighted assets	13.86%	12.59%	13.86%	12.59%	12.93%
Tier I capital to average assets	8.06%	7.58%	8.06%	7.58%	7.21%
Equity-to-assets ratio	7.38%	6.28%	7.38%	6.61%	7.13%
Other selected data:
Total trust assets managed	$317,606	$248,927	$317,606	$248,927	$255,794
Branch offices	51	50	51	50	50
Number of employees	1,071	950	1,071	950	1,031

(1)	The return on average assets is computed by dividing net income by average total assets for the period. The return on average common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity. Average total assets are computed using beginning and ending balances.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

The information required herein is incorporated by reference from page 30 of the annual report to securities holders for the year ended December 31, 2002.

LIQUIDITY

Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand; savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowings.

The Company’s liquidity targets are reviewed monthly by the Investment Committee and are based on the Company’s commitment to make loans and investments and its ability to generate funds. The Committee’s targets are also affected by yields on available investments and upon the Committee’s judgment as to the attractiveness of such yields and its expectations as to future yields.

The Bank’s investment portfolio at September 30, 2003, had an average contractual maturity of 66 months. However, no assurance can be given that such levels will be maintained in future periods.

As of September 30, 2003, the Bank had line of credit agreements with four commercial banks permitting the Bank to borrow a maximum aggregate amount of $125.0 million. The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.

Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at September 30, 2003, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total

			(In thousands)
Short-term borrowings	$2,147,934	$—	$—	$—	$2,147,934
Long-term borrowings	—	1,621,006	73,400	1,096,534	2,790,940
Operating Lease Obligations	2,065	4,200	3,283	15,005	24,553

Total contractual obligations	$2,149,999	$1,625,206	$76,683	$1,111,539	$4,963,427

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At September 30, 2003, the Company had $2.68 billion in certificates of deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at September 30, 2003, is presented below:

	PAYMENTS DUE BY PERIOD

		Less than one
	Total	year	2-5 years

		(In thousands)
Lines of credit	$153,885	$71,174	$82,711
Commercial letters of credit	14,635	14,635	—
Commitments to extend credit	253,651	169,723	83,928
Commitments to purchase mortgage loans	150,000	150,000	—

Total	$572,171	$405,532	$166,639

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

As of March 31, 2003 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At September 30, 2003, there are no conditions or events that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at September 30, 2003:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$855,531	14.83%	$461,570	8.00%	N/A	N/A
Westernbank	843,647	14.45%	467,225	8.00%	584,032	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	796,390	13.95%	228,419	4.00%	N/A	N/A
Westernbank	787,636	13.62%	231,247	4.00%	346,871	6.00%
Tier I Capital to Average Assets:
Consolidated	796,390	8.06%	296,455	3.00%	N/A	N/A
Westernbank	787,636	8.03%	294,300	3.00%	490,500	5.00%

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

Interest rate risk is addressed by the Company’s Asset & Liability Committee (“ALCO”), which includes the full Board of Directors and certain senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. Given the fed fund rate of 1.00% at September 30, 2003 and 1.25% at December 31, 2002, a linear 50 basis points decrease for September 30, 2003 and December 31, 2002 was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease. The Company measures the impact on market value for an immediate and sustained 200 basis point increase and 50 basis points decrease (shock) in interest rates.

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

September 30, 2003:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change

		(Dollars in thousands)
+200 Basis Points	$271,036	$(13,026)	(4.59)%
Base Scenario	284,062	—	—
-50 Basis Points	275,662	(8,400)	(2.96)%

December 31, 2002:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change

		(Dollars in thousands)
+200 Basis Points	$179,851	$(8,672)	(4.60)%
Base Scenario	188,523	—	—
-50 Basis Points	178,391	(10,132)	(5.37)%

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

A – Exhibits

31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written statement of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written statement of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

B – Reports on Form 8-K

On August 28, 2003, the Company filed a Form 8-K to file certain documents in connection with its offering of shares of its Series G preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

W HOLDING COMPANY, INC.

Date: November 13, 2003	By	/s/ Frank C. Stipes, Esq.

Frank C. Stipes, Esq.
Chairman of the Board, Chief Executive Officer and President

Date: November 13, 2003	By	/s/ Freddy Maldonado

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