Form 10-K
period 2003-12-31
W HOLDING CO INC
filed 2004-03-12
CIK 1084887

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 000-27377

W HOLDING COMPANY, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

COMMONWEALTH OF PUERTO RICO (State or Other Jurisdiction of Incorporation or Organization)	66-0573197 (IRS Employer Identification No.)

19 WEST MCKINLEY STREET, MAYAGUEZ, PUERTO RICO (Address of Principal Executive Offices)	00681 (Zip Code)

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
($1.00 PAR VALUE PER SHARE)
(TITLE OF CLASS)

6.70% NONCUMULATIVE, NON-CONVERTIBLE MONTHLY INCOME PREFERRED STOCK, 2003 SERIES F
($1.00 PAR VALUE PER SHARE)
(TITLE OF CLASS)

6.90% NONCUMULATIVE, NON-CONVERTIBLE MONTHLY INCOME PREFERRED STOCK, 2003 SERIES G
($1.00 PAR VALUE PER SHARE)
(TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). YES [X] NO [   ]

The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2003: was $821,918,122 based upon the reported closing sales price of $11.06 (as adjusted) on the New York Stock Exchange as of June 30, 2003.

Number of shares of Common Stock outstanding as of February 27, 2004:    106,524,975

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 18, 2004 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, will include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. In general, the word or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements”. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Some of the important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expense, increase earning assets and non-interest income, and maintain its net interest margin; and (iii) the level of demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.

PART I

ITEM 1. BUSINESS

GENERAL

     W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank”). The Company’s other operating subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term, fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, were not significant.

     In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

     The Company is the third largest financial holding company headquartered in Puerto Rico, as measured by total assets as of December 31, 2003. As of December 31, 2003, the Company had total assets of $11.52 billion, a net loans portfolio of $4.68 billion, an investment portfolio of $6.51 billion, deposits of $5.39 billion, borrowings of $5.23 billion and stockholders’ equity of $828.5 million. The Company has improved its efficiency ratio from 47.18% in 1999 to 31.75% for the year ended December 31, 2003.

     The Company continues to emphasize on growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan and investment securities portfolios. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed-rate residential mortgage loans to assets with shorter maturities and greater repricing flexibility. As of December 31, 2003, commercial loans were $2.80 billion or 58.92% (81.17% collateralized by real estate) and consumer loans were $863.2 million or 18.19% (60.51% collateralized by real estate) of the $4.74 billion loan portfolio. Investment securities totaled $6.51 billion at December 31, 2003. These loans and securities tend to have shorter maturities and reprice more rapid than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of December 31, 2003. As part of this strategy, Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. In June 2001, Westernbank acquired the asset-based lending portfolio of the Puerto Rico branch of Congress Credit Corporation for $163.8 million. In July 2002, Westernbank launched a new banking division focused on offering consumer loans through 19 full-service branches, called ''Expresso of Westernbank’’, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000.

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

     The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the Bank’s division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two subsidiaries. Separate condensed financial information of the Parent Company is provided in Note 22 of the Audited Consolidated Financial Statements.

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

     Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, an IBE that operates as a unit of a bank under the Puerto Rico Banking Law will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE net income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter; of the net taxable income of Westernbank, including its IBE net taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are indeed tax-exempt by law. Moreover, Act No. 13 provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. Management estimates that the provisions of this new Act will not have a significant effect in the Company’s result of operations. As of December 31, 2003, 2002 and 2001 and for the years then ended, substantially all of Westernbank International’s business activities have consisted of investment in securities and purchasing of loans. Note 21 to the Audited Consolidated Financial Statements presents further information about the Company’s business segments.

     Westernbank seeks to differentiate itself from other banks by focusing on customer relationships and personalized service, offering customers direct access to senior management. As part of this strategy, Westernbank strives to make fast and effective decisions locally. Westernbank’s branches offer modern facilities with advanced technology and remain open to customers for longer hours compared to many other local banks, with a number of branches offering both Saturday and Sunday hours. In addition, Westernbank trains its employees to promote an effective and customer-focused sales culture. Westernbank is one of the fastest-growing commercial banks in Puerto Rico, increasing both total assets and loans at an average annual growth rate of over 28.23% for the last five fiscal years. The Company has achieved this growth while maintaining a ratio of non-performing loans to total loans of below 1.00%.

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

     The Company and its wholly-owned subsidiaries’ executive offices are located at 19 West McKinley Street, Mayagüez, Puerto Rico 00681, and the telephone number is (787) 834-8000, or through the Company’s website, http://www.wholding.com.

     The information required by Item 101 (b) of Regulation S-K appears in the Company’s Audited Consolidated Financial Statements, and is incorporated herein by reference.

     For information about the geographical areas in which we operate, see “Economic Conditions, Market Area and Competition” and is incorporated herein by reference. Note 21 to the Audited Consolidated Financial Statements presents further information about the Company’s business segments.

LENDING ACTIVITIES

     GENERAL. At December 31, 2003, Westernbank’s net loans amounted to $4.68 billion or 40.65% of total assets.

     The following table sets forth the composition of Westernbank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
Mortgage	$894,007	19.1%	$844,803	22.5%	$847,462	29.9%	$781,213	35.5%	$704,718	37.7%
Construction	202,600	4.3	181,266	4.8	117,957	4.2	80,905	3.7	101,979	5.5
Commercial, industrial and agricultural: (1)
Real estate	2,261,465	48.3	1,461,606	38.9	1,115,700	39.3	887,084	40.2	677,924	36.3
Business and others	524,747	11.2	570,196	15.2	378,696	13.3	99,483	4.5	79,343	4.2
Consumer and others (2)	861,907	18.4	743,600	19.8	416,953	14.7	383,903	17.4	329,682	17.6

Total loans	4,744,726	101.3	$3,801,471	101.3	$2,876,768	101.4	$2,232,588	101.3	$1,893,646	101.3
Allowance for loan losses	(61,608)	(1.3)	(47,114)	(1.3)	(38,364)	(1.4)	(28,928)	(1.3)	(23,978)	(1.3)

Loan - net	$4,683,118	100.0%	$3,754,357	100.00%	$2,838,404	100.00%	$2,203,660	100.00%	$1,869,668	100.00%

(1)	Includes $641.1 million, $427.7 million and $255.8 million of Westernbank Business Credit division outstanding loans at December 31, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes $155.6 million and $117.4 million of the Expresso of Westernbank division outstanding loans at December 31, 2003 and 2002, respectively. The Expresso of Westernbank began operations on July 10, 2002.

     Residential real estate mortgage loans at December 31, 2003, are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2003, residential mortgage loans included $19.1 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

     Westernbank originated $1.01 billion of commercial real estate loans, including asset-based and constructions loans, during the year ended December 31, 2003. At December 31, 2003, commercial real estate loans totaled $2.26 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. At December 31, 2003, the Company maintained its status as a secured lender, with approximately 83% of its loans collateralized by real estate.

     The portfolio of Consumer and Other loans at December 31, 2003, consisted of consumer loans of $861.9 million, of which $521.6 million are secured by real estate, $340.4 million are unsecured consumer loans (including $142.7 million of the Expresso of Westernbank division loan portfolio, credit card loans of $54.8 million and loans secured by deposits in Westernbank totaling $30.8 million).

     During 2003, Westernbank securitized $13.9 million and $8.6 million of residential mortgage loans into Government National Mortgage Association and Fannie Mae participation certificates, respectively. Westernbank continues to service outstanding loans which are securitized.

     The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated as of December 31, 2003. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		Maturities
		After one year to five years			After five years
		(In thousands)
	Balance
	outstanding at				Fixed	Variable
	December 31,	One year or	Fixed interest	Variable	interest	interest
	2003	less	rates	interest rates	rates	rates
Residential real estate:
Mortgage	$894,007	$8,751	$15,178	$185	$298,409	$571,484
Construction	202,600	141,604	—	60,996	—	—
Commercial, industrial and agricultural:
Real estate	2,261,465	707,863	136,563	194,505	42,808	1,179,726
Business and others	524,747	398,716	20,511	14,445	5,212	85,863
Consumer and others	861,907	110,122	213,224	—	538,561	—

Total	$4,744,726	$1,367,056	$385,476	$270,131	$884,990	$1,837,073

     ORIGINATION, PURCHASE AND SALE OF LOANS. Westernbank’s loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.

     Westernbank originates loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in the Board of Directors approved loan policies. Detailed loan applications are obtained to determine the borrower’s repayment ability. Applications are verified through the use of credit reports, financial statements and other confirmation procedures. Property valuations by Board of Directors approved independent appraisers are required for mortgage and all real estate loans. Westernbank’s Credit Committee approval is required for all residential and commercial real estate loans originated up to $1.0 million. Loans in excess of $1.0 million are also reviewed by the full Board of Directors, including those loans approved by the Credit Committee.

     It is Westernbank’s policy to require borrowers to provide title insurance policies certifying or ensuring that Westernbank has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance policies prior to closing and, when required by the Department of Housing and Urban Development, flood insurance policies. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which Westernbank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they fall due.

     Westernbank originates most of its residential real estate loans as conforming loans, eligible for sale in the secondary market. The loan-to-value ratio at the time of origination on residential mortgages is generally 75%, except that Westernbank may lend up to 90% of the lower of the purchase price or appraised value of residential properties if private mortgage insurance is obtained by the borrower for amounts in excess of 80%.

     Westernbank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty five years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgages are originated with the intent to sell.

     In addition to its residential loan originations, Westernbank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. Those loans are purchased at floating rates based on a negotiated spread over the three-month LIBOR rate. During the year ended December 31, 2003, Westernbank purchased $328.8 million of such loans.

     Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of December 31, 2003, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.84% (less than 1%), compared to 0.33% (less than 1%) at December 31, 2002. For further explanation on the increase in the delinquency ratio of the Company’s commercial loan portfolio refer to section “Non-performing Loans and Foreclosed Real Estate Held for Sale” on page 8.

     Westernbank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by Westernbank there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, Westernbank makes fixed-rate residential second mortgage loans. In July 2002, Westernbank launched a new division focused on offering consumer loans through 19 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000.

     Westernbank offers the service of VISA™ and Master Card ™ credit cards. At December 31, 2003, there were approximately 25,901 outstanding accounts, with an aggregate outstanding balance of $54.8 million and unused credit card lines available of $81.5 million.

     In connection with all consumer and second mortgage loans originated, Westernbank’s underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2003, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 0.89% (less than 1%), compared to 0.59% (less than 1%) at December 31, 2002. The increase in the delinquency ratio from 2002 to 2003 reflects the delinquencies of the Expresso of Westernbank loan portfolios, which is principally composed of small unsecured personal loans and have expected higher delinquency and charge-offs.

     INCOME FROM LENDING ACTIVITIES. Westernbank realizes interest income and fee income from its lending activities. For the most part, interest rates charged by Westernbank on loans depend upon the general interest rate environment, the demand for loans and the availability of funds. Westernbank also receives fees for originating and committing to originate or purchase loans and also charges service fees for the assumption of loans, late payments, inspection of properties, appraisals and other miscellaneous services.

     Loan origination and commitment fees vary with the volume and type of loans and commitments made and sold and with competitive conditions in the residential and commercial mortgage markets. Westernbank accounts for loan origination and commitment fees based on the provisions of Financial Accounting Standards Board Statement (“FASB”) No. 91. Loan origination fees and related direct loan origination costs are deferred and amortized over the life of the related loans as a yield adjustment. Commitment fees are also deferred and amortized over the life of the related loans as a yield adjustment. If the commitment expires unexercised, the fee is taken into income.

     In accordance with the provisions of Statement of Financial Accounting Standards Board Statement (“SFAS”) No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”, an Amendment of FASB Statement No. 65, Westernbank recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. SFAS No. 140 also requires that the entities assess the capitalized mortgage servicing rights for impairment based on the fair value of those rights.

     NON-PERFORMING LOANS AND FORECLOSED REAL ESTATE. When a borrower fails to make a required payment on a loan, Westernbank attempts to cure the deficiency by contacting the borrower. In most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through normal collection procedures, it will generally institute measures to remedy the default. If a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which Westernbank may acquire the property. Thereafter, if Westernbank acquires the property, such acquired property is appraised and included in the foreclosed real estate held for sale account at the fair value at the date of acquisition. Then this asset is carried at the lower of fair value less estimated costs to sell or cost until the property is sold. In the event that the property is sold at a price insufficient to cover the balance of the loan, the debtor remains liable for the deficiency.

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

     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Residential real estate mortgage and construction loans	$2,259	$2,026	$2,735	$1,817	$1,719
Commercial, industrial and agricultural loans	24,142	13,567	7,947	6,140	4,366
Consumer loans	4,845	3,812	3,431	1,733	870

Total non-performing loans	31,246	19,405	14,113	9,690	6,955
Foreclosed real estate held for sale	4,082	3,679	3,013	2,454	2,232

Total non-performing loans and foreclosed real estate held for sale	$35,328	$23,084	$17,126	$12,144	$9,187

Interest that would have been recorded if the loans had not been classified as non-performing	$2,500	$1,102	$1,123	$979	$514

Interest recorded on non-performing loans	$583	$775	$1,716	$780	$1,470

Total non-performing loans as a percentage of loans receivable (1)	0.66%	0.51%	0.49%	0.43%	0.37%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets (2)	0.31%	0.28%	0.29%	0.28%	0.27%

(1)	Computed using end of period loans.

(2)	Computed using end of period assets.

     The increase in non-performing loans from 2002 to 2003 is mostly attributed to eight commercial loans with principal balances of $1.6 million, $1.5 million, $1.1 million and $1.0 million, and four other loans with outstanding principal balances below $1.0 million, all of which are collateralized by real estate properties. At December 31, 2003, two of these loans with outstanding balances of $1.1 million and $695,000, required a specific valuation allowance of $277,000 and $201,000, respectively. At December 31, 2003, the allowance for possible loan losses was 197.17% of total non-performing loans (reserve coverage).

     The increase in non-performing loans from 2001 to 2002 is mostly attributed to four commercial loans with principal balances of $2.4 million, $1.6 million, $1.3 million and $589,000, respectively, all of which were collateralized by real estate properties. At December 31, 2002, two of these loans with outstanding balances of $2.4 million and $1.6 million, required a specific valuation allowance of $355,000 and $770,000, respectively. At December 31, 2002, the allowance for possible loan losses was 242.80% of total non-performing loans (reserve coverage).

     ALLOWANCE FOR LOAN LOSSES. Westernbank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology consists of several key elements, which include:

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

     The Unallocated Allowance. An unallocated allowance is established recognizing the estimation risk associated with the formula and specific allowances. It is based upon management’s evaluation of various conditions, the effects of which are not directly measured in determining the formula and specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in non-performing loans expected to result from existing conditions, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, regulatory examination results, and findings of our internal credit examiners. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

     At December 31, 2003, the allowance for loan losses was $61.6 million, consisting of $53.9 million formula allowance, $5.4 million of specific allowances and $2.3 million of unallocated allowance. As of December 31, 2003, the allowance for loan losses equals 1.30% of total loans, and 197.17% of total non-performing loans, compared with an allowance for loan losses at December 31, 2002, of $47.1 million, or 1.24% of total loans, and 242.80% of total non-performing loans.

     As of December 31, 2003, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2003	2002		2001	2000	1999
	(Dollars in thousands)
Balance, beginning of year	$47,114	$38,364		$28,928	$23,978	$15,800

Loans charged-off:
Consumer loans (1)	12,203	4,576		3,840	4,760	5,154
Commercial, industrial and agricultural loans	2,479	3,389	(2,3)	2,970	372	1,913
Real estate-mortgage and construction loans	184	—		228	231	291

Total loans charged-off	14,866	7,965		7,038	5,363	7,358

Recoveries of loans previously charged-off:
Consumer loans	799	858		996	795	1,003
Commercial, industrial and agricultural loans	1,141	584		133	594	335
Real estate-mortgage and construction loans	372	190		175	224	198

Total recoveries of loans previously charged-off	2,312	1,632		1,304	1,613	1,536

Net loans charged-off	12,554	6,333		5,734	3,750	5,822
Provision for loan losses	27,048	15,083		12,278	8,700	14,000
Allowance acquired on loans purchased	—	—		2,892	—	—

Balance, end of period	$61,608	$47,114		$38,364	$28,928	$23,978

Ratios:
Allowance for loan losses to total end of year loans	1.30%	1.24%		1.33%	1.29%	1.26%
Provision for loan losses to net loans charged-off	215.45%	238.17%		214.13%	232.00%	240.47%
Recoveries of loans to loans charged-off in previous period	29.03%	23.19%		24.31%	21.92%	36.36%
Net loans charged-off to average loans (4)	0.29%	0.19%		0.23%	0.19%	0.35%
Allowance for loans losses to non-performing loans	197.17%	242.80%		271.83%	298.53%	344.76%

(1)	Includes $7.9 million and $62,000 of Expresso of Westernbank charged-offs, for the years ended December 31, 2003 and 2002, respectively. The Expresso of Westernbank began operations in July 10, 2002.

(2)	Includes $505,000 of Westernbank Business Credit division, consisting of one loan originally acquired in the purchased loan portfolio from Congress Credit Corporation, a subsidiary of First Union National Bank N.A on June 15, 2001. This loan was fully reserved at the acquisition date.

(3)	Includes $1,100,000, consisting of one loan fully collateralized by real estate and charged-off for regulatory purposes.

(4)	Average loans were computed using beginning and ending balances.

     The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the “Loans” table on page 5.

	DECEMBER 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial, industrial and agricultural loans (1)	$41,400	58.7%	$31,671	53.3%	$24,397	51.8%	$16,273	44.1%	$11,772	39.9%
Consumer loans (2)	17,472	18.2	12,004	19.5	8,203	14.5	7,194	17.2	5,718	17.4
Residential real estate mortgage and construction loans	415	23.1	443	27.2	494	33.7	526	38.7	1,743	42.7
Unallocated allowance	2,321	—	2,996	—	5,270	—	4,935	—	4,745	—

Total allowance for loan losses	$61,608	100.0%	$47,114	100.0%	$38,364	100.0%	$28,928	100.0%	$23,978	100.00%

(1)	Includes $6.6 million, $4.5 million and $3.1 million of Westernbank Business Credit loans at December 31, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes $10.0 million and $1.5 million of Expresso of Westernbank loans portfolio at December 31, 2003 and 2002, respectively. The Expresso of Westernbank began operations in July 10, 2002.

     Loans are classified as impaired or not impaired in accordance with SFAS No. 114. A loan is impaired when, based on current information and events, it is probable Westernbank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.

     Westernbank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding $500,000) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment; loans that are recorded at fair value or at the lower of cost or market are not evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.

     Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.

     The following table sets forth information regarding the investment in impaired loans:

	2003	2002	2001	2000	1999
	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$28,217	$26,074	$21,996	$8,040	$8,136
Do not require a valuation allowance	22,088	24,515	20,482	4,834	4,947

Total	$50,305	$50,589	$42,478	$12,874	$13,083

Valuation allowance for impaired loans	$4,646	$4,752	$4,181	$1,157	$1,268

Average investment in impaired loans	$46,676	$46,147	$20,293	$11,873	$14,919

Interest collected in impaired loans	$2,452	$4,041	$1,716	$780	$1,470

     At December 31, 2003, Westernbank’s investment in impaired loans remained relatively stable when compared to year 2002, although the loans comprising the balance may have changed. At December 31, 2002, Westernbank’s investment in impaired loans increased $8.1 million or 19.09%, from $42.5 million as of December 31, 2001, to $50.6 million as of December 31, 2002. This increase is principally attributed to four newly classified loans with an aggregate outstanding principal balance of approximately $13.0 million as of December 31, 2002. All loans were collateralized by real estate and required a combined valuation allowance of $823,000.

INVESTMENT ACTIVITIES

     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to both the Investment Committee composed of members of the Board of Directors, as well as the President and Chief Executive Officer and the Chief Financial Officer.

     The Investment Department is authorized to purchase and sell federal funds, interest bearing deposits in banks, banker’s acceptances of commercial banks insured by the FDIC, mortgage and other asset-backed securities, Puerto Rico and U.S. Government and agency obligations, municipal securities rated A or better by any of the nationally recognized rating agencies and commercial paper rated P-1 by Moody’s Investors Service, Inc. or A-1 by Standard and Poor’s, a Division of the McGraw-Hill Companies, Inc. In addition, the Investment Department is responsible for the pricing and sale of deposits and securities sold under agreements to repurchase. See “Sources of Funds-Deposits and Borrowings” and “Equity Risk Investments.”

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

     The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

     The following table presents the carrying value of investments as of year end for each of the years indicated:

	2003	2002	2001
	(IN THOUSANDS)
Held to maturity:
US Government and agency obligations	$4,463,493	$2,671,344	$1,788,000
Puerto Rico Government and agency obligations	34,500	19,695	22,607
Commercial paper	174,976	74,997	59,992
Corporate notes	51,409	66,697	66,460
Mortgage and asset-backed securities	999,332	668,324	432,716

Total	5,723,710	3,501,057	2,369,775

Available for sale:
US Government and agency obligations	—	—	196,446
Corporate notes	—	10,381	56,080
Collateralized mortgage obligations	49,910	145,276	29,156
Other investments	5,170	5,230	—

Total	55,080	160,887	281,682

Trading securities - mortgage-backed securities	—	—	4,609

Total investments	$5,778,790	$3,661,944	$2,656,066

     At December 31, 2003, no investment of a single issuer (in aggregate balance) exceeded 10% of the consolidated stockholders’ equity.

     The carrying amount of investment securities at December 31, 2003, by contractual maturity (excluding mortgage and asset-backed securities), are shown below:

	Carrying	Weighted
	amount	average yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$—	—%
Due after one year through five years	934,549	3.65
Due after five years through ten years	3,528,944	4.06
Due after ten years	—	—

	4,463,493	3.97

Puerto Rico Government and agencies obligations:
Due within one year	—	—
Due after one year through five years	17,700	6.00
Due after five years through ten years	15,450	4.22
Due after ten years	1,350	6.15

	34,500	5.21

Other:
Due within one year	174,976	1.09
Due after one year through five years	29,987	2.71
Due after five years through ten years	—	—
Due after ten years	26,592	8.07

	231,555	2.10

Total	4,729,548	3.89
Mortgage and asset-backed securities	1,049,242	4.31

Total	$5,778,790	3.97%

     Mortgage and other asset-backed securities at December 31, 2003 and 2002, consists of:

	2003	2002
	(In Thousands)
Available for sale - Collateralized Mortgage Obligations (CMO’s) certificates	$49,910	$145,276

Held to maturity:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	7,297	10,435
Government National Mortgage Association (GNMA) certificates	9,753	13,657
Federal National Mortgage Association (FNMA) certificates	4,542	6,906
CMO certificates	969,898	565,068
Other	7,842	72,258

Total held to maturity	999,332	668,324

Total mortgage and asset-backed securities	$1,049,242	$813,600

     The Company’s investment portfolio at December 31, 2003 had an average contractual maturity of 63 months, when compared to an average maturity of 50 months at December 31, 2002. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Given the present interest rate scenario, and taking into consideration the callable features of these securities, the Company’s investment portfolio as of December 31, 2003, had a remaining average contractual maturity of 8 months. However, no assurance can be given that such levels will be maintained in future periods.

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

     In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporary impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and 15, 2003. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. In line with such decline, management concluded, based on these facts and the secondary market prices that a $15.7 million other than temporary impairment write-down was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO that were downgraded as available for sale as of March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s.

     During the quarter ended June 30, 2003, the Company, based upon additional information available from trustees, further downgradings, a default on the scheduled interest payment of a CBO and further declines in quoted market prices for such investments, reclassified the remaining portfolio of CBO’s and CLO’s to available for sale and subsequently on June 6, 2003 sold its entire portfolio of CBO’s and CLO’s. The sale of the portfolio, with an original total investment of $62.9 million and adjusted to a fair value of $45.4 million as of March 31, 2003, was completed at a loss of $7.0 million recorded during the quarter ended June 30, 2003.

     As of December 31, 2003 and 2002, management concluded that there was no other than temporary impairment on its investment securities portfolio.

SOURCES OF FUNDS

     GENERAL. Deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and lines of credit are the primary sources of Westernbank’s funds for use in lending and for other general business purposes. In addition, Westernbank obtains funds in the form of loan repayments and income from operations and the maturities and repayments of securities. Loan repayments are a relatively stable source of funds, while net increases in deposits and securities sold under agreements to repurchase are significantly influenced by general interest rates and money market conditions. Short-term borrowings from the FHLB of New York are used to compensate for reductions in normal sources of funds such as savings inflows at less than projected levels.

     DEPOSITS. Westernbank offers a diversified choice of deposit accounts. Savings deposits increased from $560.5 million as of December 31, 2002, to $692.2 million as of December 31, 2003, an increase of $131.7 million or 23.48%. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $3.74 billion as of December 31, 2002, to $4.69 billion as of December 31, 2003, an increase of $955.1 million or 25.55%. Other deposits include brokered deposits amounting to $3.51 billion and $2.55 billion as of December 31, 2003 and 2002, respectively. These accounts have historically been a stable source of funds.

     At December 31, 2003, Westernbank had total deposits of $5.39 billion, of which $692.2 million or 12.85% consisted of savings deposits, $246.5 million or 4.58% consisted of interest bearing demand deposits, $192.8 million or 3.58% consisted of noninterest bearing deposits and $4.23 billion or 78.55% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.

     At December 31, 2003, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$143,790
over 3 months through 6 months	32,179
over 6 months through 12 months	34,184
over 12 months	63,250

Total	$273,403

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

	2003		2002		2001
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$3,775,263	2.59%	$2,889,649	3.40%	$2,177,399	5.21%
Savings deposits	605,854	2.15%	509,114	2.46%	432,626	2.96%
Interest bearing demand deposits	160,015	2.55%	124,127	2.90%	100,960	3.45%
Noninterest bearing demand deposits	227,358	—	167,352	—	136,251	—

Total	$4,768,490	2.41%	$3,690,242	3.10%	$2,847,236	4.55%

     The increase in deposits during the last three years is primarily the result of the increase in the volume of business.

     BORROWINGS. The following table sets forth the borrowings of Westernbank at the dates indicated:

	2003	2002	2001
	(In thousands)
Securities sold under agreements to repurchase	$5,046,045	$3,097,341	$2,059,646
Advances from Federal Home Loan Bank (FHLB)	146,000	120,000	120,000
Term notes	—	—	43,000
Mortgage note payable	37,234	37,822	—

Total	$5,229,279	$3,255,163	$2,222,646

     Westernbank has made use of institutional securities sold under agreements to repurchase in order to obtain funding, primarily through investment banks and brokerage firms. Securities sold under agreements to repurchase are collateralized with investment securities. Westernbank had $5.05 billion in securities sold under agreements to repurchase outstanding at December 31, 2003, at a weighted average rate of 2.36%. Securities sold under agreements to repurchase outstanding as of December 31, 2003, mature as follows: $672.9 million within 30 days; $1.29 billion in 2004; $1.27 billion in 2005; $724.9 million in 2006, $73.4 million in 2007; and $1.02 billion thereafter.

     Westernbank also obtains advances from FHLB of New York. As of December 31, 2003, Westernbank had $146.0 million in outstanding FHLB advances at a weighted average rate of 4.06%. Advances from FHLB mature as follows: $40.0 million within 30 days; $14.0 million in 2005; $50.0 million in 2006; and $42.0 million after 2008.

     At December 31, 2003, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $37.2 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the (1) greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

     The following table presents certain information regarding Westernbank’s short-term borrowings for the periods indicated.

	2003	2002	2001
	(Dollars in thousands)
Amount outstanding at period end	$1,964,641	$1,043,493	$806,548
Monthly average outstanding balance	1,267,234	1,378,074	353,003
Maximum outstanding balance at any month end	2,147,934	2,104,599	806,548
Weighted average interest rate:
For the year	1.24%	1.51%	2.18%
At year end	1.31%	1.96%	3.73%

FINANCIAL INSTRUMENTS

     DERIVATIVE FINANCIAL INSTRUMENTS. As part of the Company’s asset/liability management, Westernbank uses interest-rate contracts, which include interest-rate exchange agreements (swaps), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition accounts.

     Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) hedge of foreign currency exposure (“foreign currency hedge”).

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

     Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated and carried at fair value.

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

     The Company utilizes various derivative instruments for hedging purposes and other than hedging purposes such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts in which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Company controls the credit risk of its derivative financial instruments agreements through credit approvals, limits and monitoring procedures. The Company enters into interest-rate swap contracts in managing its interest rate exposure. Interest-rate swap contracts generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Interest rate swaps are the most common type of derivative contract that the Company utilizes. Situations in which the Company utilizes interest rate swaps are to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, and to convert certain equity linked deposits to a fixed rate. By entering into the swap, the principal amount of the hedged item would remain unchanged but the interest payment streams would change.

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

     Interest rate options are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. The Company pays a premium for the right to receive the average increase of the month-end value of the stock index at a predetermined date in the future. The credit risk inherent in options is the risk that the exchange party may default.

     Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument or index, amount, exercise price and maturity.

     See Note 18 to the consolidated financial statements for a detail of derivative transactions.

     Other off-balance sheet instruments – In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit and commitments to purchase loans. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. Westernbank periodically evaluates the credit risks inherent in these commitments, and letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the years ended December 31, 2003, 2002 and 2001, Westernbank did not record any loss allowances in connection with risks involved in other off-balance sheet instruments. At December 31, 2003 and 2002, there were no additional off-balance sheet instruments other than those mentioned above.

YIELDS EARNED AND RATES PAID

     The net income of Westernbank depends primarily upon the difference or spread between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income for the year ended December 31, 2003, was $239.3 million, an increase of $73.0 million or 43.88%, from $166.3 million in 2002. The increase in 2003 was the result of increases in interest income from loans, investment securities and money market instruments, which was partially offset by increases in interest expense on deposits and securities sold under agreements to repurchase. For the year ended December 31, 2002, net interest income reached $166.3 million, compared to $125.1 million reported in 2001, an increase of $41.3 million or 32.99%. The increase in 2002 was the result of increases in most of the components of interest income, but principally from interest income from loans, investment securities and mortgage and asset-backed securities, which was partially offset by increases in interest expense on securities sold under agreements to repurchase.

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

	YEAR ENDED DECEMBER 31,
	2003			2002			2001
		Average	Average		Average	Average		Average	Average
	Interest	balance (1)	Yield/Rate	Interest	balance (1)	Yield/Rate	Interest	balance (1)	Yield/Rate
	(Dollars in Thousands)
Normal Spread:
Interest-earning assets:
Loans, including loan fees(2)	$275,848	$4,278,468	6.45%	$220,676	$3,315,514	6.66%	$207,385	$2,534,486	8.18%
Mortgage and asset-backed securities (3)	40,140	998,257	4.02%	44,848	859,991	5.21%	28,273	411,922	6.86%
Investment securities (4)	134,273	3,571,299	3.76%	112,759	2,600,210	4.34%	98,946	1,606,744	6.16%
Money market instruments	11,633	534,444	2.18%	7,451	314,633	2.37%	8,731	203,081	4.30%

Total	461,894	9,382,468	4.92%	385,734	7,090,348	5.44%	343,335	4,756,233	7.22%

Interest-bearing liabilities:
Deposits	114,755	4,768,490	2.41%	114,374	3,690,242	3.10%	129,676	2,847,236	4.55%
Securities sold under agreements to repurchase	101,652	3,891,972	2.61%	98,233	2,815,608	3.49%	79,882	1,484,639	5.38%
Advances from FHLB	6,037	137,838	4.38%	6,202	120,008	5.17%	6,597	120,000	5.50%
Other borrowings	142	3,698	3.85%	604	15,469	3.91%	2,114	47,798	4.42%

Total	222,586	8,801,998	2.53%	219,413	6,641,327	3.30%	218,269	4,499,673	4.85%

Net interest income	$239,308			$166,321			$125,066

Interest rate spread			2.39%			2.14%			2.37%

Net interest-earning assets		$580,470			$449,021			$256,560

Net yield on interest-earning assets (5)			2.55%			2.35%			2.63%

Interest-earning assets to interest-bearing liabilities ratio		106.59%			106.76%			105.70%

Tax Equivalent Spread:
Interest-earnings assets	$461,894	$9,382,468	4.92%	$385,734	$7,090,348	5.44%	$343,335	$4,756,233	7.22%
Tax equivalent adjustment	31,522	—	0.34%	23,708	—	0.33%	19,053	—	0.40%

Interest-earning assets - tax equivalent	493,416	9,382,468	5.26%	409,442	7,090,348	5.77%	362,388	4,756,233	7.62%

Interest-bearing liabilities	222,586	$8,801,998	2.53%	219,413	$6,641,327	3.30%	218,269	$4,499,673	4.85%

Net interest income	$270,830			$190,029			$144,119

Interest rate spread			2.73%			2.47%			2.77%

Net yield on interest-earning assets (5)			2.89%			2.68%			3.03%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loans fees amounted to $8.7 million; $5.6 million and $4.6 million as of December 31, 2003, 2002 and 2001, respectively.

(3)	Includes mortgage-backed securities available for sale and trading securities.

(4)	Includes trading account securities and investments available for sale.

(5)	Net interest income divided by average interest-earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.

	Year ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$61,842	$(6,670)	$55,172	$33,687	$(20,397)	$13,290
Mortgage and asset-backed securities (1)	11,103	(15,811)	(4,708)	21,273	(4,698)	16,575
Investment securities (2)	33,413	(11,899)	21,514	26,483	(12,670)	13,813
Money market instruments	4,828	(646)	4,182	3,611	(4,891)	(1,280)

Total increase (decrease) in interest income	111,186	(35,026)	76,160	85,054	(42,656)	42,398

Interest expense:
Deposits	1,618	(1,237)	381	193,545	(208,847)	(15,302)
Securities sold under agreements to repurchase	9,985	(6,566)	3,419	30,191	(11,840)	18,351
Advances from FHLB	6,304	(6,469)	(165)	—	(395)	(395)
Other borrowings	(453)	(9)	(462)	(1,227)	(283)	(1,510)

Total increase (decrease) in interest expense	17,454	(14,281)	3,173	222,509	(221,365)	1,144

Increase (decrease) in net interest income	$93,732	$(20,745)	$72,987	$(137,455)	$178,709	$41,254

(1)	Includes mortgage-backed securities available for sale and trading securities.

(2)	Includes investments available for sale.

(3)	Certain reclassifications have been made to prior periods to conform with current year presentation.

     The following table sets forth, for the periods indicated, certain ratios reflecting the productivity and profitability of the Company:

	YEAR ENDED DECEMBER 31, (1)
	2003	2002	2001
Return on average assets (2)	1.15%	1.22%	1.22%
Return on common stockholders’ equity (3)	22.79	25.39	27.49
Dividend payout ratio to common stockholders (4)	19.97	19.46	19.99
Equity-to-asset ratio (5)	7.19	7.13	6.29

(1)	Averages computed by using beginning and end of year balances.

(2)	Net income divided by average total assets.

(3)	Net income attributable to common stockholders divided by average common stockholders’ equity.

(4)	Common stockholders’ dividend declared divided by net income attributable to common stockholders.

(5)	Average net worth divided by average total assets.

ECONOMIC CONDITIONS, MARKET AREA AND COMPETITION

     Puerto Rico (the “Island”), a Commonwealth of the United States of America (the “U.S.), is the easternmost of the Greater Antilles and the fourth largest island of the Caribbean. The Island is located at the crossroads between North and South America, at just 3.5 hours airtime from New York and 60 minutes from Venezuela and has a population of approximately four (4) million people. In 1917 the people of Puerto Rico became citizens of the U.S., and therefore Puerto Ricans serve in the United States Armed Forces. As in the U.S., the Island has a local judicial system. The Island constitutes a District in the Federal Judiciary and has its own U.S. district court. Also, most of the U.S. federal agencies are represented on the Island. However, the Island has its own Internal Revenue system and is not subject to U.S. taxes. Spanish and English are the official languages of the Island.

     The Island economy operates as a region within the U.S., and therefore its financial performance is closely linked to the U.S. performance. The external sector is a key element of the economy of Puerto Rico, as it has a very open economy, with large flows of trade, investment and income. The Island uses U.S. currency and forms part of the U.S. financial system. As a Commonwealth of the U.S., the Island falls within the U.S. for purposes of customs and migration, and therefore there is a full exchange of funds, people and goods between Puerto Rico and the U.S. Puerto Rico banks are subject to the same Federal laws, regulations and supervision as those of the financial institutions operating in the rest of U.S. The Federal Deposit Insurance Corp. insures the deposits of Puerto Rico chartered commercial banks, including Westernbank, the banking subsidiary of W Holding Company, Inc.

     In early 2003, the performance of economic indicators suggested that the Puerto Rican economy was relatively stagnant in line with overall economic conditions in the U.S. Although this stagnation was not seen in all sectors of the economy, the key sectors of the economy showed no signs of notable improvement. Historically, Puerto Rico unemployment rate has been higher than the average U.S. unemployment rate, averaging approximately between 10% - 12% during the past years, since although the number of jobs was increasing; the workforce was growing in a parallel fashion. Manufacturing and construction continues to be the backbone of the Island economy, and many multinational corporations have substantial operations in the Island. The island’s pharmaceutical industry continues to be very strong, being the primary driver for employment in the Island, along with the construction industry; both of them labor intensive industries. During the past years there has been a slowdown in both industries, primarily due to the reduction of tax incentives in the manufacturing sector and the recession effects over the construction industry. Nevertheless, the Island economy has been able to be somewhat less dependant of these industries thanks to its diversification into other business areas such as tourism, retail, banking and transportation.

     The Banking sector has been the main driver of such diversification, being the financial support for all the industrial and commercial activity on the Island. At December 31, 2003, there are approximately eleven (12) banks operating in Puerto Rico, with total assets of approximately $161.0 billion at September 30, 2003. U.S. banks, foreign banks and the major Puerto Rican banks, all offer commercial banking services designed to support the emerging requirements of its local clients as well as of its international clients. The economic strength and liquidity of local financial institutions, considered as the pillar of the Island’s economy, have allowed the Puerto Rico banking sector to extend credit, without which the Island’s economy couldn’t be sustained. The growing combination of loans, deposits and assets has been the key elements to the economic progress for the past years. Loans, in particular, have played a key role in keeping the Island economy afloat, through either personal, mortgage or commercial loans. The Island’s average growth in its gross national product (GNP) for the past years has been approximately 8%, while the combined commercial bank loan portfolio average growth has been approximately 12%, for the same period.

     The financial services and banking business are highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to compete in its market area as well as to a significant extent upon general economic conditions in its market place. The Company competes with other commercial and non-commercial banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. Significant deterioration in the local economy or external economic conditions, such as inflation, recession, unemployment, real estate values and other factors beyond the Company’s control, could also substantially impact the Company’s performance. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

EMPLOYEES

     At December 31, 2003, the Company had 1,092 full-time employees, including its executive officers. The Company considers its employees relations to be excellent.

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

     FEDERAL REGULATION. The Company is subject to capital adequacy guidelines of the Federal Reserve Board. The guidelines apply on a consolidated basis and require bank holding companies to maintain a ratio of Tier 1 capital to total average assets of 4.0% to 5.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The Federal Reserve Board’s capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. As of December 31, 2003, the Company’s ratio of Tier 1 capital to total average assets was 7.22%, its ratio of Tier 1 capital to risk-weighted assets was 13.98%, and its ratio of qualifying total capital to risk-weighted assets was 14.87%.

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

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. The FDICIA and the regulations issued thereunder established five capital tiers: (i) “well capitalized”, if a depository institution has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized”, if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized”, if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized”, if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized”, if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the first four categories. As of March 31, 2003, the Company and the Bank are deemed to be “well-capitalized” institutions.

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

     Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 2003, the Company and Westernbank were in compliance with all capital requirements. For more information, refer to “Capital Requirements” on page 27 in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) of the Company’s Annual Report to Stockholders for the year ended December 31, 2003, which is included herein by reference.

     DIVIDEND RESTRICTIONS. The principal source of funds of the Company is dividends from Westernbank. The ability of Westernbank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act, the Federal Deposit Insurance Act (“FDIA”) and FDIC regulations. In general terms, the Puerto Rico Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Puerto Rico Banking Act provides that until said capital has been restored to its original amount and the reserve fund restored to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

     The payment of dividends by Westernbank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA.

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

     PUERTO RICO BANKING LAW. Westernbank is a bank chartered under the Puerto Rico Banking Law. Westernbank must file reports with the Puerto Rico Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Puerto Rico Commissioner of Financial Institutions and the FDIC conduct periodic examinations to assess Westernbank’s compliance with various regulatory requirements. This regulation and supervision is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory authorities have extensive discretion in connection with the exercise of their supervisory and enforcement activities, including the setting of policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

     Westernbank derives its lending, investment and other powers primarily from the applicable provisions of the Puerto Rico Banking Law and the regulations adopted thereunder. That law governs the responsibilities of directors, officers and stockholders, and the corporate powers, savings, lending, capital and investment requirements and other activities of Westernbank. The Puerto Rico Commissioner of Financial Institutions has extensive rulemaking power and administrative discretion under the Puerto Rico Banking Law, and generally examines Westernbank on an annual basis.

     The Puerto Rico Banking Act requires that at least 10% of the yearly net income of Westernbank be credited annually to a reserve fund. This must be done every year until the reserve fund is equal to the total paid-in capital for common stock and preferred stock or 10% of total deposits. At December 31, 2003, Westernbank had an adequate reserve fund established. The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess is charged against the undistributed profits of the bank, and the balance, if any, is charged against and reduces the reserve fund. If there is no reserve fund sufficient to cover the entire amount, the excess amount is charged against the capital account and no dividend can be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital.

     Under the Puerto Rico Banking Act, Westernbank must maintain a legal reserve in an amount equal to at least 20% of Westernbank’s demand liabilities, except certain government deposits. At December 31, 2003, Westernbank had a legal reserve of 285.43%.

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

     Under Puerto Rico law, no person or company may acquire direct or indirect control of a holding company without first obtaining the prior approval of the Puerto Rico Commissioner of Financial Institutions. Control is defined to mean the power, directly or indirectly, to direct or decisively influence the management or the operations of the holding company. Control is presumed to exist if a person or entity, or group acting in concert, would become the owner, directly or indirectly, of more than 5% of the voting stock of the holding company as a result of the transfer of voting stock, and such person, entity or group did not own more than 5% of the voting stock prior to the transfer.

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

     Westernbank is also subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. Westernbank is subject to separate assessments to repay bonds (“FICO bonds”) issued in the late 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The assessment for the payments on the FICO bonds for the quarter beginning on January 1, 2004 is 1.54 basis points for BIF-assessable and SAIF-assessable deposits. Most of Westernbank’s deposits are presently insured by SAIF.

     BROKERED DEPOSITS. FDIC regulations govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, rollover or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. However, a bank that is adequately capitalized may not pay an interest rate more than 75 basis points over prevailing rates under any circumstances. The Company does not believe the brokered deposits regulation has had or will have a material effect on the funding or liquidity of Westernbank.

     SAFETY AND SOUNDNESS STANDARDS. Section 39 of the FDIA requires each federal banking agency to prescribe for all insured depository institutions that it regulates standards relating to internal control, information systems and internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency is required to adopt standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation, benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution or holding company fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until it is corrected, may impose other restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.

     ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. State banks are limited in their investments and activities engaged in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the FDIA or the FDIC determines that such activity or investment would pose no significant risk to the SAIF and BIF. The FDIC has by regulation determined that certain real estate investment activities do not present a significant risk to the SAIF and BIF, provided they are conducted in accordance with the regulations. Provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), permit national banks to establish financial subsidiaries that may engage in the activities permissible for financial holding companies, other than insurance underwriting, merchant banking and real estate development and investment activities. In order to exercise this authority, a bank and its depository institution affiliates must be well-capitalized, well-managed and have CRA ratings of at least “satisfactory”. For a state bank, such activities also must be permissible under relevant state law.

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

     On October 31, 2002, the Federal Reserve Bank Board adopted a new regulation, Regulation W, effective March 1, 2003, that comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach Bliley Act (“GLB Act”).

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

     COMMUNITY REINVESTMENT. Under the Community Reinvestment Act (“CRA”), as implemented by federal regulations, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The CRA rated the Company as having a “satisfactory record of meeting community credit needs” under the CRA at its most recent examination for CRA performance.

     FEDERAL HOME LOAN BANK SYSTEM. Westernbank is a member of the Federal Home Loan Bank System. The System consists of 12 regional Federal Home Loan Banks (“FHLBs”), with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLB provides a central credit facility primarily for member institutions. Westernbank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of: 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year; 5% of its FHLB advances outstanding; or 0.3% of its total assets. At December 31, 2003, the Bank held $39.8 million in capital stock of the FHLB of New York.

     Advances from a FHLB are secured by a member’s shares of stock in the institution, certain type of mortgages and other assets, including investment securities. Interest rates charged for advances vary depending upon maturity and the cost of funds to the FHLB. As of December 31, 2003, Westernbank had $146.0 million in outstanding advances and $649.0 million in securities sold under agreements to repurchase from the FHLB of New York.

     INTERNATIONAL BUSINESS ENTITY ACT. The business and operations of Westernbank International Banking Entity are subject to supervision and regulation by the Puerto Rico Commissioner. Under the International Banking Entity Act (“IBE Act”), no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an international banking entity (an “IBE”) may be initiated without the prior approval of the Puerto Rico Commissioner of Financial Institutions, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the Puerto Rico Commissioner of Financial Institutions (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial securities.

     Pursuant to the IBE Act and the IBE Regulations, the Westernbank IBE must maintain books and records of all its transactions in the ordinary course of business. The Westernbank IBE also is required thereunder to submit to the Puerto Rico Commissioner quarterly and annual reports of its financial condition and results of operations, including annual audited financial statements.

     The IBE Act empowers the Puerto Rico Commissioner to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the Puerto Rico Commissioner of Financial Institutions finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

     Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, an IBE that operates as a unit of a bank under the Puerto Rico Banking Law will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE net income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter; of the net taxable income of Westernbank, including its IBE net taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are indeed tax-exempt by law. Moreover, the Act No. 13 provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. Management estimates that the provisions of this new Act will not have a significant effect in the Company’s result of operations. As of December 31, 2003, 2002 and 2001 and for the years then ended, substantially all of Westernbank International’s business activities have consisted of investment in securities and purchasing of loans. Note 21 to the Audited Consolidated Financial Statements presents further information about the Company’s business segments.

     PRIVACY. Under the GLB Act, all financial institutions, including the Company, the Bank and Westernbank Insurance Corp., are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Company and its subsidiaries have developed such policies and procedures, and the Company believes these policies and procedures are in compliance with all privacy provisions of the GLB Act.

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

CAPITAL, DIVIDENDS, STOCK SPLIT AND OPTION PLANS

     Total stockholders’ equity as a measure of capital increased by approximately $243.7 million in 2003 and $196.8 million in 2002.

     In June 1998, Westernbank issued 1,219,000 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A, with a liquidation preference of $25 per share. Proceeds from the issuance of preferred stock amounted to $29.1 million, net of $1.3 million of issuance costs. Each share is convertible, at the holder’s option, at any time on or after the 90th date following the issue date, into .995 shares of the Company’s common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $25.125 per share of common stock. At December 31, 2003, the Company had outstanding 797,746 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A.

     In April and June 1999, Westernbank issued 2,001,000 shares of its 7.25% Non-cumulative, Non-convertible Monthly Income Series B Preferred Stock, with a liquidation preference of $25 per share. Proceeds from the issuance of preferred stock amounted to $48.3 million, net of $1.8 million of issuance costs.

     In March and April 2001, the Company issued 2,208,000 shares of its 7.60% Non-cumulative, Non-convertible Monthly Income Preferred Stock, Series C, with a liquidation preference of $25 per share. Proceeds from the issuance of preferred stock amounted to $53.1 million, net of $2.1 million of issuance cost.

     In August 2001, the Company issued 1,791,999 shares of its 7.40% Non-cumulative, Non-convertible Monthly Income Preferred Stock Series D, with a liquidation preference of $25 per share. Proceeds from the issuance of preferred stock amounted to $43.2 million, net of $1.6 million of issuance cost.

     On June 17, 2002, the Company declared a three-for-two split in the form of a stock dividend on its common stock, for stockholders of record as of June 28, 2002, distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $20.8 million.

     During 2002 the Company issued 6,095,000 and 1,725,000 shares of the Company’s Common Stock and Series E Preferred Stock, respectively, providing a net capital infusion of $98.0 million and $41.5 million, respectively.

     During 2003, the Company issued 4,232,000 and 2,640,000 shares of the Company’s Series F and Series G Preferred Stock, respectively, with a liquidation preference of $25 per share, providing a net capital infusion of $102.2 million and $63.7 million, respectively.

     On November 4, 2003, the Company declared a three-for-two split in the form of a stock dividend on its common stock, for stockholders of record as of November 28, 2003, distributed on December 10, 2003. The effect of the stock split was a decrease to retained earnings, an increase in paid-in-capital and an increase in common stock of approximately $34.7 million.

     On November 11, 2003, the Company declared a two percent (2%) stock dividend, for stockholders of record as of November 28, 2003, distributed on December 10, 2003. The effect of the stock dividend was a decrease to retained earnings, an increase in paid-in-capital and an increase in common stock of approximately $35.2 million, $33.1 million and $2.1 million, respectively.

     The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the twelve month period beginning July 1 for 1998 Series A, May 28 for 1999 Series B, March 30 for the 2001 Series C, August 1 for the 2001 Series D, October 31 for 2002 Series E, May 30 for 2003 Series F and August 29 for 2003 Series G of the years indicated below, plus accrued and unpaid dividends, if any, for the current period to the date of redemption:

	Redemption Price per Share
December 31,	Series A	Series B	Series C	Series D	Series E	Series F	Series G
2003	$25.75	—	—	—
2004	25.50	$26.00	—	—
2005	25.25	25.50	—	—
2006	25.00	25.00	$25.50	$25.50
2007	25.00	25.00	25.25	25.25	$25.50
2008	25.00	25.00	25.00	25.00	25.25	$25.50	$25.50
2009	25.00	25.00	25.00	25.00	25.00	25.25	25.25
2010 and thereafter	25.00	25.00	25.00	25.00	25.00	25.00	25.00

     Series A, B, C, D, E, F and G Preferred Stocks rank senior to the Company’s common stock as to dividends and liquidation rights. Dividends declared on preferred stock for the years ended December 31, 2003 and 2002 amounted to $21.6 million and $13.8 million, respectively.

     During 2002 and 2001, the Company acquired and retired shares of common stock as follows: $42,000 (1,678 shares) in 2002; and $28,000 (1,700 shares) in 2001. No shares were acquired and retired during 2003.

     Total common stock dividends declared in 2003 amounted to $18.3 million compared to $14.0 million in 2002.

     On January 15, 2004, the Company’s Board of Directors approved an increase in its annual dividend payments to stockholders for 2004 to $0.22 per share. This represents an increase of 26.31% over the average dividends paid in 2003.

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

     In June 1999, the Board of Directors approved the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 9,639,000 shares (as adjusted) of common stock can be granted. Also, options for up to 9,639,000 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. At December 31, 2003, the Company had outstanding 4,863,000 options (as adjusted), respectively, under the 1999 Qualified Stock Option Plan. These options were granted to various executive officers and employees, which will become fully exercisable after five years following the grant date. During 2002 and 2001, the Company granted 187,000 and 172,000 options (as adjusted), respectively, to various executive officers. No options were granted during 2003. During 2003, one of the Company’s executive officers exercised 765,000 options (as adjusted) under the Company’s 1999 Qualified Option Plan at an exercise price of $4.36. No options were exercised in 2002. No options were forfeited in 2003 and 2002.

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

     For the year ended December 31, 2003, the Company had approximately $79.6 million of regular taxable income, on which it is required to pay current income tax of $31.1 million. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result of the above, the Company’s effective tax rate is substantially below the statutory rate.

     Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, an IBE that operates as a unit of a bank under the Puerto Rico Banking Law will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE net income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter; of the net taxable income of Westernbank, including its IBE net taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are indeed tax-exempt by law. Moreover, Act No. 13 provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. Management estimates that the provisions of the Act will not have a significant effect on the Company’s result of operations.

     Any change in these tax laws or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the applicable local legislatures, may have an impact on the Company’s effective tax rate.

AVAILABLE INFORMATION

     We make available free of charge, through our investor relations section at our website, http://www.wholding.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

     The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (http://www.sec.gov). In addition, our Internet website also includes our Code of Ethics for CEO and Senior Financial Officers and the charters of each of the standing committees of our Board of Directors. We also make available in print to any stockholder who requests them copies of our corporate governance principles, and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Mr. César A. Ruiz, Secretary, W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

     ITEM 2. PROPERTIES

     The Company owns the condominium offices space housing its main offices at 19 West McKinley Street, Mayagüez, Puerto Rico. As of December 31, 2003, Westernbank owned approximately 12 branch premises and other facilities, eight (8) lots for future development, and one office building, all of them located in Puerto Rico. In addition, as of such date, Westernbank leased properties for branch operations in approximately 39 locations in Puerto Rico.

     At December 31, 2003, the Company’s future rental commitments under non-cancelable operating leases aggregated $24.1 million, not considering renewal options.

     The principal property owned by Westernbank for banking operations and other services is described below:

•	Westernbank World Plaza - a 23-story office building located at Puerto Rico’s main business district and which serves as Westernbank San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. The book value of this property at December 31, 2003, was $40.9 million.

     The Company’s investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2003, was $80.5 million. The combined net book value of the Company’s main offices as of December 31, 2003 was $1.1 million.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings other than ordinary routine legal proceedings incidental to the business of the Company to which the Company or any of its subsidiaries is the subject or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company’s common stock is traded on the New York Stock Exchange (“NYSE”).

     The following table sets forth the range of high and low closing sale prices of the Company’s common stock, as quoted in the NYSE system, at the end of each quarter for 2003 and 2002. The prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions:

Quarter Ended	High (1) (2)	Low (1) (2)
December 2003	$19.03	$11.77
September 2003	12.67	11.03
June 2003	13.53	9.16
March 2003	12.05	10.43

December 2002	$11.95	$9.90
September 2002	12.58	9.11
June 2002	10.54	7.73
March 2002	7.84	6.97

     As of December 31, 2003, the Company had 623 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Company’s Common Stock on such date, as quoted on NYSE was $18.61 per share.

     On June 17, 2002, the Company declared a three-for-two split in the form of a stock dividend on its common stock, for all stockholders of record as of June 28, 2002, distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock of approximately $20.8 million.

     On November 4, 2003, the Company declared a three-for-two stock split in the form of a stock dividend, for all stockholders of record as of November 28, 2003, distributed on December 10, 2003. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $34.7 million.

     On November 11, 2003, the Company declared a 2% stock dividend, for all stockholders of record as of November 28, 2003, distributed on December 10, 2003. The effect of the stock dividend was a decrease to retained earnings, an increase in paid-in-capital and an increase in common stock of $35.2 million, $33.1 million and $2.1 million, respectively.

     On January 15, 2004, the Company’s Board of Directors approved an increase in its annual dividend payments to stockholders for 2004 to $0.22 per share. This represents an increase of 26.31% over the dividends paid in 2003.

     The Company’s cash dividends corresponding to 2003 and 2002 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1) (2)
YEAR 2003
January 31, 2003	February 15, 2003	$0.01198
February 28, 2003	March 15, 2003	0.01471
March 31, 2003	April 15, 2003	0.01471
April 30, 2003	May 15, 2003	0.01471
May 30, 2003	June 13, 2003	0.01471
June 30, 2003	July 15, 2003	0.01471
July 31, 2003	August 15, 2003	0.01471
August 29, 2003	September 15, 2003	0.01471
September 30, 2003	October 15, 2003	0.01471
October 31, 2003	November 14, 2003	0.01471
November 28, 2003	December 15, 2003	0.01471
December 31, 2003	January 15, 2004	0.01510

Total		$0.17418

YEAR 2002
January 31, 2002	February 15, 2002	$0.01162
February 28, 2002	March 15, 2002	0.01162
March 31, 2002	April 15, 2002	0.01162
April 30, 2002	May 15, 2002	0.01162
May 31, 2002	June 15, 2002	0.01162
June 30, 2002	July 15, 2002	0.01162
July 31, 2002	August 14, 2002	0.01198
August 31, 2002	September 15, 2002	0.01198
September 30, 2002	October 15, 2002	0.01198
October 31, 2002	November 15, 2002	0.01198
November 30, 2002	December 13, 2002	0.01198
December 31, 2002	January 15, 2003	0.01198

Total		$0.14160

(1)	Adjusted to reflect a three-for-two stock split in the form of a stock dividend on the Company’s common stock declared on June 17, 2002, and distributed on July 10, 2002 and the three-for-two stock split in the form of a stock dividend and a 2% stock dividend declared on November 4, 2003 and November 11, 2003, respectively, and distributed both on December 10, 2003.

(2)	Prices in table are rounded to five decimal cents.

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

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Form 10-K, and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2003 are derived from the Company’s Consolidated Financial Statements which have been audited by the Company independent accountants.

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$461,894	$385,734	$343,335	$290,587	$232,987
Interest expense	222,586	219,413	218,269	192,137	130,806

Net interest income	239,308	166,321	125,066	98,450	102,181
Provision for loan losses	(27,048)	(15,083)	(12,278)	(8,700)	(14,000)

Net interest income after provision for loan losses	212,260	151,238	112,788	89,750	88,181
Other income, net	6,646	24,743	18,181	13,868	12,239
Operating expenses	(84,821)	(73,917)	(60,310)	(53,216)	(53,816)

Income before income taxes	134,085	102,064	70,659	50,402	46,604
Income taxes	20,771	16,101	8,504	5,814	9,480

Net income	113,314	85,963	62,155	44,588	37,124
Preferred stock dividends	21,593	13,774	10,264	5,799	4,307

Net income available for common stockholders	$91,721	$72,189	$51,891	$38,789	$32,817

Per Share Data:
Basic earnings per common share (1)	$0.87	$0.73	$0.54	$0.41	$0.34
Diluted earnings per common share (1)	0.85	0.72	0.54	0.41	0.34
Cash dividend declared per common share (1)(2)	0.17	0.14	0.11	0.08	0.07
Period end number of common shares outstanding (1)	106,290,294	104,569,848	95,242,500	95,246,402	96,390,000
Weighted average number of common shares outstanding (1)	105,055,022	98,504,782	95,246,390	95,541,445	96,417,806
Weighted average number of common shares outstanding on a fully diluted basis (1)	108,058,738	99,667,527	95,515,369	95,541,445	96,417,806
Cash dividends declared on common shares	$18,322	$14,045	$10,375	$8,307	$9,246
Dividends payout ratio	19.97%	19.46%	19.99%	21.42%	20.48%
Book value per share data (1)	$4.17	$3.45	$2.18	$1.78	$1.48

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands, except per share data)
Performance ratios:
Return on average assets (3)	1.15%	1.22%	1.22%	1.17%	1.26%
Return on average common stockholders’ equity (3)	22.79	25.39	27.49	24.75	24.57
Efficiency ratio	31.75	39.15	41.97	47.14	47.18
Operating expenses to total end-of-period assets	0.74	0.90	1.02	1.25	1.59
Net yield on interest-earning assets	2.55	2.35	2.63	2.75	3.48
Balance Sheet Data:
Total assets	$11,519,440	$8,205,077	$5,888,194	$4,260,857	$3,374,571
Securities purchased under agreement to resell	336,351	261,847	136,096	125,809	120,655
Investments securities held to maturity, securities available for sale and trading securities	5,778,790	3,661,944	2,656,066	1,686,654	1,198,006
Loans-net	4,683,118	3,754,357	2,838,404	2,203,660	1,869,668
Total liabilities	10,690,931	7,620,329	5,500,285	4,010,239	3,150,752
Total deposits	5,385,476	4,298,744	3,233,912	2,636,695	2,247,865
Securities sold under agreement to repurchase	5,046,045	3,097,341	2,059,646	1,179,073	729,968
Stockholders’ equity	828,509	584,748	387,909	250,618	223,819
Capital Ratios:
Total capital to risk-weighted assets	14.87%	13.83%	12.65%	11.73%	13.22%
Tier I capital to risk-weighted assets	13.98	12.93	11.64	10.65	12.12
Tier I capital to average assets	7.22	7.21	7.17	6.02	6.68
Equity-to-assets ratio	7.19	7.13	6.29	6.21	6.46
Asset Quality Ratios:
Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets (4)	0.31%	0.28%	0.29%	0.28%	0.27%
Total non-performing loans as a percentage of loans receivable (5)	0.66	0.51	0.49	0.43	0.37
Net loans charged-off to average loans (6)	0.29	0.19	0.23	0.19	0.35
Allowance for loan losses to total end of period loans	1.30	1.24	1.33	1.29	1.27
Allowance for loan losses to non-performing loans	197.17	242.80	271.83	298.53	344.76

(1)	Adjusted to reflect a three-for-two stock split in the form of a stock dividend on the Company’s common stock declared on June 17, 2002, and distributed on July 10, 2002 and the three-for-two stock split in the form of a stock dividend and a 2% stock dividend declared on November 4, 2003 and November 11, 2003, respectively, and distributed both on December 10, 2003.

(2)	Cash dividends amounts are rounded.

(3)	The return on average assets is computed dividing net income by average total assets for the period. The return on average common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity for the period. Both ratios have been computed using beginning and period-end balances.

(4)	Computed using end of period assets.

(5)	Computed using end of period loans.

(6)	Average loans were computed using beginning and ending balances.

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

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

OVERVIEW

     Total assets at December 31, 2003, 2002 and 2001 were $11.52 billion, $8.21 billion, and $5.89 billion, respectively. This growth was driven by strong increases in the Company’s loan and investment portfolios. Loans receivable-net grew by $928.8 million for the year ended December 31, 2003, when compared to the previous year, resulting from the Company’s continued strategy of growing its loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolios. Loans receivable-net were $2.84 billion at December 31, 2001. The investment portfolio increased $2.32 billion, from $4.18 billion in 2002 to $6.51 billion in 2003. The investment portfolio was $2.88 billion at December 31, 2001. Total deposits (excluding accrued interest payable) reached $5.36 billion, from $4.27 billion at December 31, 2002, and $3.21 million at year end 2001.

     Net income was $113.3 million, $86.0 million and $62.2 million and earnings per basic common share were $0.87 ($0.85 on a diluted basis), $0.73 ($0.72 on a diluted basis) (split adjusted), and $0.54 (basic and diluted) (split adjusted) for the years 2003, 2002 and 2001, respectively. This increase in net income was primarily the result of strong loan and investments securities growth, maintaining strong asset quality and expense control and resulting in returns on average assets (“ROA”) of 1.15%, 1.22% and 1.22% and returns on average common stockholders’ equity (“ROCE”) of 22.79%, 25.39%, and 27.49% for the years ended 2003, 2002 and 2001, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     The Company’s principal source of earnings is its net interest income. This is the difference between interest income on loans and invested assets (“interest-earning assets”) and its interest expense on deposits and borrowings, including federal funds bought and securities sold under agreements to repurchase and advances from the FHLB (“interest-bearing liabilities”). Loan origination and commitments fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments, service charges, fees and other income, also affect income. In addition, the Company’s net income is affected by the level of its non-interest expenses, such as the provision for loan losses, compensation, employees’ benefits, occupancy costs, other operating expenses and income taxes.

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

     2003 VERSUS 2002. Net interest income for the year ended December 31, 2003 was $239.3 million, an increase of $73.0 million, or 43.88%, from $166.3 million for the same period of last year. The increase in 2003 was the result of increases in interest income from loans, investment securities and money market instruments, which was partially offset by increases in interest expense on deposits and securities sold under agreements to repurchase.

     Average interest-earning assets for the year ended 2003 increased by $2.29 billion or 32.33%, compared to the same period in previous year, primarily driven by a rise in the average loan portfolio of $963.0 million, particularly a very diversified growth from all lines of loans and an increase of $1.33 billion or 35.21% in the average investment portfolio, mainly U.S. Government and agencies obligations and mortgage-backed securities. Notwithstanding, average yields decreased from 5.44% in year 2002 to 4.92% for the year ended 2003. The decrease on average yields was primarily due to continued low market interest rates affecting our loan repricing, primarily our commercial loan portfolio with floating rates and the reinvestment rates on matured, called and purchased securities.

     The impact of the strong growth in average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities of $2.16 billion or 32.53% for the year 2003 when compared to 2002. In order to offset such increase, the Company managed its liability costs carefully, decreasing the overall cost of rates paid from 3.30% in 2002 to 2.53% in 2003, while continuing to offer competitive rates. Interest-bearing deposits grew in average by $1.08 billion during the year 2003, while other borrowings in average (principally securities sold under agreements to repurchase) increased by $1.08 billion for the same period.

     The Company’s net yield on interest-earning assets increased 20 basis points in 2003 to 2.55%, in spite of industry wide interest margin compression pressures.

     2002 VERSUS 2001. Net interest income for the year ended December 31, 2002, reached $166.3 million, compared to $125.1 million reported in 2001, an increase of $41.3 million or 32.99%. The increase in 2002 was the result of increases in most of the components of interest income, but principally from interest income from loans, investment securities and mortgage and other asset-backed securities, which was partially offset by an increase in interest expense on securities sold under agreements to repurchase.

     Average interest-earning assets increased $2.33 billion or 49.07% from 2001 to 2002, primarily driven by a rise in the average loan portfolio of $781.0 million, from all lines of loans and an increase of $1.55 billion in the average investment portfolio, primarily U.S.Government and agencies obligations and mortgage-backed securities. Notwithstanding, average yields decreased from 7.22% in year 2001 to 5.44% for the year-ended 2002. The decrease on average yields was primarily due to a drop in market interest rates affecting our loan repricing, primarily our commercial loan portfolio with floating rates and reinvestment rates on matured, called and purchased securities.

     The increase in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities of $2.14 billion or 47.60% for the year 2002 when compared to 2001. In order to offset such increase, the Company managed its liability costs carefully, decreasing the overall cost of rates paid from 4.85% in 2001 to 3.30% in 2002, while continuing to offer competitive rates. Interest-bearing deposits grew in average by $843.0 million during the year 2002, when compared to the previous year, while other borrowings in average (mainly federal funds bought and securities sold under agreements to repurchase) increased by $1.30 billion for the same period.

     The Company’s net yield on interest-earning assets decreased 28 basis points in 2002 to 2.35%, attributed to a decreasing interest rate scenario.

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as in a normal and tax equivalent basis. Average balances are daily average balances. The yield on the securities portfolio is based on average historical cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated shareholders’ equity.

	YEAR ENDED DECEMBER 31,
	2003			2002			2001
		Average	Average		Average	Average		Average	Average
	Interest	balance (1)	Yield/Rate	Interest	balance (1)	Yield/Rate	Interest	balance (1)	Yield/Rate
				(Dollars in Thousands)
Normal Spread:
Interest-earning assets:
Loans, including loan fees (2)	$275,848	$4,278,468	6.45%	$220,676	$3,315,514	6.66%	$207,385	$2,534,486	8.18%
Mortgage and asset-backed securities (3)	40,140	998,257	4.02%	44,848	859,991	5.21%	28,273	411,922	6.86%
Investment securities (4)	134,273	3,571,299	3.76%	112,759	2,600,210	4.34%	98,946	1,606,744	6.16%
Money market instruments	11,633	534,444	2.18%	7,451	314,633	2.37%	8,731	203,081	4.30%

Total	461,894	9,382,468	4.92%	385,734	7,090,348	5.44%	343,335	4,756,233	7.22%

Interest-bearing liabilities:
Deposits	114,755	4,768,490	2.41%	114,374	3,690,242	3.10%	129,676	2,847,236	4.55%
Fed funds bought and securities sold under agreements to repurchase	101,652	3,891,972	2.61%	98,233	2,815,608	3.49%	79,882	1,484,639	5.38%
Advances from FHLB	6,037	137,838	4.38%	6,202	120,008	5.17%	6,597	120,000	5.50%
Other borrowings	142	3,698	3.85%	604	15,469	3.90%	2,114	47,798	4.42%

Total	222,586	8,801,998	2.53%	219,413	6,641,327	3.30%	218,269	4,499,673	4.85%

Net interest income	$239,308			$166,321			$125,066

Interest rate spread			2.39%			2.14%			2.37%

Net interest-earning assets		$580,470			$449,021			$256,560

Net yield on interest-earning assets (5)			2.55%			2.35%			2.63%

Interest-earning assets to interest-bearing liabilities ratio		106.59%			106.76%			105.70%

Tax Equivalent Spread:
Interest-earnings assets	$461,894	$9,382,468	4.92%	$385,734	$7,090,348	5.44%	$343,335	$4,756,233	7.22%
Tax equivalent adjustment	31,522	—	0.34%	23,704	—	0.33%	19,053	—	0.40%

Interest-earning assets - tax equivalent	493,416	9,382,468	5.26%	409,438	7,090,348	5.77%	362,388	4,756,233	7.62%

Interest-bearing liabilities	222,586	$8,801,998	2.53%	219,413	$6,641,327	3.30%	218,269	$4,499,673	4.85%

Net interest income	$270,830			$190,025			$144,119

Interest rate spread			2.73%			2.47%			2.77%

Net yield on interest- earning assets (5)			2.89%			2.68%			3.03%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loans fees amounted to $8.7 million; $5.6 million and $4.6 million as of December 31, 2003, 2002 and 2001, respectively.

(3)	Includes mortgage-backed securities available for sale and trading securities.

(4)	Includes trading account securities and investments available for sale.

(5)	Net interest income divided by average interest-earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.

	Year ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest income:
Loans	$61,842	$(6,670)	$55,172	$33,687	$(20,397)	$13,290
Mortgage and asset-backed securities (1)	11,103	(15,811)	(4,708)	21,273	(4,698)	16,575
Investment securities (2)	33,413	(11,899)	21,514	26,483	(12,670)	13,813
Money market instruments	4,828	(646)	4,182	3,611	(4,891)	(1,280)

Total increase (decrease) in interest income	111,186	(35,026)	76,160	85,054	(42,656)	42,398

Interest expense:
Deposits	1,618	(1,237)	381	193,545	(208,847)	(15,302)
Fed funds bought and securities sold under agreements to repurchase	9,985	(6,566)	3,419	30,191	(11,840)	18,351
Advances from FHLB	6,304	(6,469)	(165)	—	(395)	(395)
Other borrowings	(453)	(9)	(462)	(1,227)	(283)	(1,510)

Total increase (decrease) in interest expense	17,454	(14,281)	3,173	222,509	(221,365)	1,144

Increase (decrease) in net interest income	$93,732	$(20,745)	$72,987	$(137,455)	$178,709	$41,254

(1)	Includes mortgage-backed securities available for sale and trading securities.

(2)	Includes investments available for sale.

(3)	Certain reclassifications have been made to prior periods to conform with current year presentation.

     PROVISION FOR LOAN LOSSES

     The 2003 provision for loan losses was $27.0 million, an increase of $12.0 from 2002. Net charge-offs during 2003 amounted to $12.6 million, which when subtracted from the provision for loan losses of $27.0 million resulted in a net increase in the allowance for loan losses of $14.5 million. The provision for the year ended 2002 was $15.1 million, an increase of $2.8 million from the year ended December 31, 2001. Net charge-offs during 2002 amounted to $6.3 million, which when subtracted from the provision for loan losses of $15.1 million resulted in a net increase in the allowance for loan losses of $8.8 million.

     The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of various conditions as the existing general economic and business conditions affecting key lending areas; terms, nature and volume of the portfolio, credit quality trends including trends in non-performing loans expected to result from existing conditions, evaluation of the collectibility of the loan portfolio, collateral values, credit concentrations, trends in historical loss experience, specific impaired loans and delinquency trends, among other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance as its loan portfolio grows and diversifies. For a more detailed discussion of the factors affecting the provision for loan losses and changes in the underlying factors affecting the components of the Allowance for Loan Losses refer to “Financial Condition — Allowance for Loan Losses” and Item I, “Business – Allowance for Loan losses”.

     The increase in the provision for loan losses from 2002 to 2003 is primarily attributed to management’s policy of establishing reserves, principally taking into consideration the overall strong growth in the Company’s loan portfolio and particularly those of Westernbank’s newest Divisions: Westernbank Business Credit, a division specializing in asset-based lending; and Expresso of Westernbank, which specializes in small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000. The provision for loan losses for the commercial loan portfolio grew by $988,000 or 9.30%, from 2002 to 2003. This was primarily due to the increase in the loan portfolio of Westernbank Business Credit and the strong growth of the Company’s commercial real estate loans portfolio. The provision for loan losses for Westernbank Business Credit accounted for $2.1 million or 18.92% of the total provision for loan losses in the commercial loan portfolio for the year ended December 31, 2003, while for year 2002, it accounted for $1.5 million or 15.00% of the total provision for loan losses in the commercial loan portfolio. The provision for loan losses for the consumer loan portfolio grew by $9.4 million or 124.39%, from 2002 to 2003. This increase of $9.4 million was primarily due to an increase in the average outstanding loan portfolio of the Expresso of Westernbank, in addition to the strong growth of the Company’s other consumer loan (principally collateralized by real estate) portfolio.

     At December 31, 2003, the allowance for loan losses was $61.6 million or 1.30% of total loans, and 197.17% of total non-performing loans, compared to an allowance for loan losses at December 31, 2002 of $47.1 million or 1.24% of total loans, and 242.80% of total non-performing loans (reserve coverage). The reserve coverage decreased from 242.80% in 2002 to 197.17% in 2003. The decrease was principally due to an increase in non-performing loans in the Company’s commercial loans portfolio, all of which are collateralized by real estate and only required a specific valuation allowance of $478,000.

     During 2003, net charge-offs amounted to $12.6 million, an increase of $6.2 million from $6.3 million in 2002. Net charge-offs to average loans increased to 0.29% in 2003 compared to 0.19% in 2002. Accounts amounting to $14.9 million were written-off against the allowance for loan losses in 2003, compared to $7.9 million in 2002, an increase of $6.9 million. The increase in net charge-offs was primarily due to loans charged-off in the ordinary course of business in our consumer loan portfolio. The increase in consumer loans charged-off for the year ended December 31, 2003, was principally due to loans charged-off by the Expresso of Westernbank Division amounting to $7.9 million, compared to write offs of $62,000 for 2002 (Expresso of Westernbank began operations in July 2002). The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $2.3 million in 2003 and $1.6 million in 2002.

     The increase in the provision for loan losses from 2001 to 2002 was primarily attributed to the overall strong growth in the Company’s loan portfolio and particularly those of Westernbank’s newest Divisions: Westernbank Business Credit and the Expresso of Westernbank. The provision for loan losses for the commercial loan portfolio grew by $2.0 million or 24.91%, from 2001 to 2002, reflecting primarily the increase in the loan portfolio of Westernbank Business Credit in addition to the strong growth of the Company’s commercial real estate loan portfolio. The provision for Westernbank Business Credit division accounted for $1.5 million or 15.00% of the total provision for loan losses in the commercial loan portfolio for the year ended December 31,2002, while for year 2001 (its first year of operations), it accounted for $208,000 or 2.58% of the total provision for loan losses for the commercial loans portfolio. The provision for loan losses for the consumer loan portfolio grew by $3.7 million or 95.15%, from 2001 to 2002, reflecting primarily the increase in the loan portfolio of the Expresso of Westernbank in addition to the strong growth of the Company’s other consumer loans (principally collateralized by real estate) portfolio. The Expresso of Westernbank division accounted for $1.5 million or 20.00% of the total provision for loan losses for the consumer loans portfolio for the year ended December 31, 2002, its first year of operations.

     Net charge-offs were $6.3 million in 2002 and $5.7 million in 2001, which is an increase of $599,000 or 10.44%. Net charge-offs to average loans improved to 0.19% in 2002 compared to 0.23% in 2001. Accounts amounting to $7.9 million were written-off against the allowance for loan losses in 2002, compared to $7.0 million in 2001, an increase of $927,000 or 13.17%. The increase in net charge-offs was primarily attributed to the commercial and consumer loan portfolios. The increase in net charge-offs in the commercial loans portfolio was primarily due to a $505,000 loan charged-off by Westernbank Business Credit Division. This loan was acquired in the purchased loan portfolio from Congress Credit Corporation, a subsidiary of First Union Bank N.A., on June 15, 2001. This loan was fully reserved at the acquisition date. The increase in net charge-offs in the consumer loan portfolio was primarily due to loans charged-off by the Expresso of Westernbank Division amounting to $62,000 for the year ended December 31, 2002. Recoveries made from accounts previously written-off amounted to $1.3 million in 2001.

     OTHER INCOME

     Other operating income, excluding derivative transactions and net gain (loss) on sales and valuation of loans, securities and other assets and unrealized gain (loss) on derivative instruments, grew $5.3 million or 23.67%, during the year ended December 31, 2003, when compared to $22.5 million in year 2002, which had increased from $18.9 million in year 2001. The increase for the years ended December 31, 2003 and 2002 was primarily driven by higher activity associated with service charges on deposit accounts and other fees, including fees associated to the trust division, insurance commissions earned by Westernbank Insurance Corp., and fees generated by the asset-based lending operation as well as strong increases in other areas resulting from the Company’s overall growing volume of business. The increase in other income for 2003 was partially offset by a net loss on sales and valuation of loans, securities and other assets of $22.7 million recorded during the first semester of year 2003, related to the corporate bond and loan obligations (“CBO’s” and “CLO’s”) portfolio liquidated on June 6, 2003. See Note 3 – Investment Securities – Notes to consolidated financial statements and Management Discussion and Analysis of Results of Operations and Financial Condition – Investments (page 48).

     OPERATING EXPENSES

     Total operating expenses increased $10.9 million or 14.75% and $13.6 million or 22.56% in 2003 and 2002, respectively.

     Salaries and employees’ benefits accounted for the majority of such increase, rising $5.8 million or 20.78% for the year 2003, as compared to the corresponding period in 2002, which also increased $5.1 million or 22.43% from $22.9 million during 2001. Such increases are attributed to the continued expansion of the Company, including increases in personnel, normal salary increases and related employee benefits. At December 31, 2003, the Company had 1,092 full-time employees, including its executive officers, an increase of 61 employees or 5.92%, when compared to the prior year. New personnel and additional infrastructure were added to support the continued expansion of the Company. At December 31, 2001, the Company had 817 full-time employees, including its executive officers, increasing to 1,031 employees by the end of year 2002, primarily as a result of approximately 130 new employees associated to the new Expresso of Westernbank Division that commenced operations in July 2002.

     Operating expenses, as a group, excluding salaries and employees’ benefits, increased $5.1 million or 11.07%, during the year ended December 31, 2003, from $45.9 million in 2002, compared to an increase of $8.5 million or 22.64% from $37.4 million in 2001. These increases resulted mostly from increases in occupancy, printing, postage, stationery and supplies, and other expenses, primarily associated with the new Expresso Division, launched in July 2002, as well as the costs associated with the additional investment in technology and general infrastructure to sustain and coordinate the Company’s strong growth and expansion in all of its business areas.

     The Company continued its strict cost control measures, maintaining operating expenses at adequate levels, as evidenced by its improving efficiency ratios of 31.75%, 39.15% and 41.97% for the years 2003, 2002 and 2001, respectively.

     PROVISION FOR INCOME TAXES

     Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates raging from 20% to 39%. The current provision for estimated Puerto Rico income taxes for the year ended December 31, 2003 amounted to $20.8 million compared to $16.1 million in 2002 and $8.5 million in 2001, as a result of increases in its taxable income from its growing operations. Deferred income taxes reflect the impact of credit and capital losses carryforwards and “temporary differences” between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes. As a result, the Company’s effective tax rate is substantially below the statutory rate, being 15.00%, 16.00% and 12.00% for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in the effective tax rate for years 2003 and 2002 is attributed to higher levels of taxable income resulting from new lines of business commenced in 2001 and 2002. The increase in the deferred income tax provision in 2003 is primarily attributable to the capital loss carryforward on the liquidation of the Company’s CBO’s and CLO’s portfolio during 2003 which is available to offset capital gains in future years.

     NET INCOME

     The Company’s net income increased $27.4 million or 31.82% from 2002 to 2003 and $23.8 million or 38.30% from 2001 to 2002. The increase in both years resulted from an increase in net interest income and other income, which was partially offset by increases in total operating expenses and in the provisions for loan losses and income taxes.

     FINANCIAL CONDITION

     LOANS

     Loans, net were $4.68 billion or 40.65% of total assets at December 31, 2003, an increase of $928.8 million, or 24.74% from December 31, 2002. Loans, net were $3.75 billion or 45.76% of total assets at December 31, 2002, increasing $916.0 million or 32.27% from $2.84 billion or 48.21% of total assets at December 31, 2001.

     The Company continues to focus on growing its commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolios. As a result, the portfolio of real estate loans secured by first mortgages increased from $2.08 billion as of December 31, 2001 to $2.67 billion as of December 31, 2002, further increasing to $3.36 billion as of December 31, 2003. Commercial real estate loans secured by first mortgages were $2.26 billion at December 31, 2003, an increase of $620.4 million or 37.26% from December 31, 2002. Commercial real estate loans secured by first mortgages were $1.65 billion at December 31, 2002, an increase of $531.5 million or 47.57%, from $1.12 billion at December 31, 2001. The consumer loans portfolio (including credit cards and the loan portfolio of Expresso of Westernbank since July 2002), commercial loans (not collateralized by real estate) and other loans increased from $795.6 million as of December 31, 2001, to $1.13 billion as of December 31, 2002, to $1.39 billion as of December 31, 2003.

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

     During the past five years, loans have grown at an average annualized rate of 28.23%. As of December 31, 2003, commercial loans were 58.92% (81.17% collateralized by real estate) and consumer loans were 18.19% (60.51% collateralized by real estate) of the $4.74 billion loan portfolio, compared to commercial loans of 53.88% (78.79% collateralized by real estate) and consumer loans of 19.77% (60.23% collateralized by real estate) of the $3.80 billion loan portfolio as of December 31, 2002. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of December 31, 2003. Westernbank has selectively entered into several new lending business lines, including asset-based and small unsecured consumer lending to diversify its loan portfolio while maintaining its primary focus as a secured lender. As of December 31, 2003, Westernbank Business Credit (asset-based) and Expresso of Westernbank (unsecured consumer lending) divisions loan portfolios amounted to $641.1 million and $155.6 million, respectively. For the years ended December 31, 2003 and 2002, the average yields on Westernbank Business Credit division asset-based loan portfolio and Expresso of Westernbank division loan portfolio were 5.50% and 5.56%, and 18.41% and 19.40%, respectively.

     The following table sets forth the composition of the Westernbank’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Residential real estate:
Mortgage	$894,007	19.1%	$844,803	22.5%	$847,462	29.9%	$781,213	35.5%	$704,718	37.7%
Construction	202,600	4.3	181,266	4.8	117,957	4.2	80,905	3.7	101,979	5.5
Commercial, industrial and agricultural: (1)
Real estate	2,261,465	48.3	1,461,606	38.9	1,115,700	39.3	887,084	40.2	677,924	36.3
Business and others	524,747	11.2	570,196	15.2	378,696	13.3	99,483	4.5	79,343	4.2
Consumer and others (2)	861,907	18.4	743,600	19.8	416,953	14.7	383,903	17.4	329,682	17.6

Total loans	4,744,726	101.3	3,801,471	101.3	2,876,768	101.4	2,232,588	101.3	1,893,646	101.3
Allowance for loan losses	(61,608)	(1.3)	(47,114)	(1.3)	(38,364)	(1.4)	(28,928)	(1.3)	(23,978)	(1.3)

Loan - net	$4,683,118	100.0%	$3,754,357	100.00%	$2,838,404	100.00%	$2,203,660	100.00%	$1,869,668	100.00%

(1)	Includes $641.1 million, $427.7 million and $255.8 million of Westernbank Business Credit division outstanding loans at December 31, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes $155.6 million and $117.4 million of the Expresso of Westernbank division outstanding loans at December 31, 2003 and 2002, respectively. The Expresso of Westernbank began operations on July 10, 2002.

     Residential real estate mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2003, residential mortgage loans included $19.1 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

     Westernbank originated $1.01 billion of commercial real estate loans, including asset-based and constructions loans, during the year ended December 31, 2003,. At December 31, 2003, commercial real estate loans totaled $2.26 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. At December 31, 2003, the Company maintained its status as a secured lender, with approximately 83% of its loans collateralized by real estate.

     The portfolio of Consumer and Other loans at December 31, 2003, consisted of consumer loans of $861.9 million, of which $521.6 million are secured by real estate, $340.4 million are unsecured consumer loans (including $155.6 million of the Expresso of Westernbank division loan portfolio, credit card loans of $54.8 million and loans secured by deposits in Westernbank totaling $30.8 million).

     During 2003, Westernbank securitized $13.9 million and $8.6 million of residential mortgage loans into Government National Mortgage Association and Fannie Mae participation certificates, respectively. Westernbank, continues to service outstanding loans which are securitized.

     The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at December 31, 2003. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		Maturities
			After one year to five years		After five years
			(In thousands)
	Balance
	outstanding at				Fixed
	December 31,	One year or	Fixed interest	Variable	interest	Variable
	2003	less	rates	interest rates	rates	interest rates
Residential real estate:
Mortgage	$894,007	$8,751	$15,178	$185	$298,409	$571,484
Construction	202,600	141,604	—	60,996	—	—
Commercial, industrial
and agricultural:
Real estate	2,261,465	707,863	136,563	194,505	42,808	1,179,726
Business and others	524,747	398,716	20,511	14,445	5,212	85,863
Consumer and others	861,907	110,122	213,224	—	538,561	—

Total	$4,744,726	$1,367,056	$385,476	$270,131	$884,990	$1,837,073

     Westernbank’s loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.

     Westernbank originates loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in the Board of Directors approved loan policies. Detailed loan applications are obtained to determine the borrower’s repayment ability. Applications are verified through the use of credit reports, financial statements and other confirmations procedures. Property valuations by Board of Directors approved independent appraisers are required for mortgage and all real estate loans. Westernbank’s Credit Committee approval is required for all residential and commercial real estate loans originated up to $1.0 million. Loans in excess of $1.0 million are also reviewed by the full Board of Directors, including those loans approved by the Credit Committee.

     It is Westernbank’s policy to require borrowers to provide title insurance policies certifying or ensuring that Westernbank has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance policies prior to closing and, when required by the Department of Housing and Urban Development, flood insurance policies. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which Westernbank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they fall due.

     Westernbank originates most of its residential real estate loans as conforming loans, eligible for sale in the secondary market. The loan-to-value ratio at the time of origination on residential mortgages is generally 75%, except that Westernbank may lend up to 90% of the lower of the purchase price or appraised value of residential properties if private mortgage insurance is obtained by the borrower for amounts in excess of 80%.

     Westernbank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty five years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgages are originated with the intent to sell.

     In addition to its residential loan originations, Westernbank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. Those loans are purchased at floating rates based on a negotiated spread over the three-month LIBOR rate. During the year ended December 31, 2003, Westernbank purchased $328.8 million of such loans.

     Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of December 31, 2003, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.84% (less than 1%), compared to 0.33% (less than 1%) at December 31, 2002. For further explanation on the increase in the delinquency ratio of the Company’s commercial loan portfolio refer to Management Discussion and Analysis of Results of Operations and Financial Condition — Non-Performing Loans and Foreclosed Real Estate Held for Sale.

     Westernbank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by Westernbank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, Westernbank makes fixed-rate residential second mortgage consumer loans. In July 2002, Westernbank launched a new banking division focused on offering consumer loans through 19 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $75,000.

     Westernbank offers the service of VISA™ and Master Card™ credit cards. At December 31, 2003, there were approximately 25,901 outstanding accounts, with an aggregate outstanding balance of $54.8 million and unused credit card lines available of $81.5 million.

     In connection with all consumer and second mortgage loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2003, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 0.89% (less than 1%), compared to 0.59% (less than 1%) at December 31, 2002. The increase in the delinquency ratio from 2002 to 2003 reflects the delinquency of the Expresso of Westernbank loan portfolio, which is principally composed of small unsecured personal loans and have expected higher delinquency and charge-offs.

     NON-PERFORMING LOANS AND FORECLOSED REAL ESTATE HELD FOR SALE

     When a borrower fails to make a required payment on a loan, Westernbank attempts to cure the deficiency by contacting the borrower. In most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through normal collection procedures, it will generally institute measures to remedy the default. If a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which Westernbank may acquire the property. Thereafter, if Westernbank acquires the property, such acquired property is appraised and included in the foreclosed real estate held for sale account at the fair value at the date of acquisition. Then this asset is carried at the lower of fair value less estimated costs to sell or cost until the property is sold. In the event that the property is sold at a price insufficient to cover the balance of the loan, the debtor remains liable for the deficiency.

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

     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Residential real estate mortgage and construction loans	$2,259	$2,026	$2,735	$1,817	$1,719
Commercial, industrial and agricultural loans	24,142	13,567	7,947	6,140	4,366
Consumer loans	4,845	3,812	3,431	1,733	870

Total non-performing loans	31,246	19,405	14,113	9,690	6,955
Foreclosed real estate held for sale	4,082	3,679	3,013	2,454	2,232

Total non-performing loans and foreclosed real estate held for sale	$35,328	$23,084	$17,126	$12,144	$9,187

Interest that would have been recorded if the loans had not been classified as non-performing	$2,500	$1,102	$1,123	$979	$514

Interest recorded on non-performing loans	$583	$775	$1,716	$780	$1,470

Total non-performing loans as a percentage of loans receivable (1)	0.66%	0.51%	0.49%	0.43%	0.37%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets (2)	0.31%	0.28%	0.29%	0.28%	0.27%

(1)	Computed using end of period loans.

(2)	Computed using end of period assets.

     The increase in non-performing loans from 2002 to 2003 is mostly attributed to eight commercial loans with principal balances of $1.6 million, $1.5 million, $1.1 million, $1.0 million, and four other loans with outstanding principal balances below $1.0 million, all of which are collateralized by real estate. At December 31, 2003, two of these loans with outstanding balances of $1.1 million and $695,000, had a specific valuation allowance of $277,000 and $201,000, respectively. At December 31, 2003, the allowance for possible loan losses was 197.17% of total non-performing loans (reserve coverage).

     The increase in non-performing loans from 2001 to 2002 is mostly attributed to four commercial loans with principal balances of $2.4 million, $1.6 million, $1.3 million and $589,000, respectively, all of which are collateralized by real estate properties. At December 31, 2002, two of these loans with outstanding balances of $2.4 million and $1.6 million, required a specific valuation allowance of $355,000 and $770,000, respectively. At December 31, 2002, the allowance for possible loan losses was 242.80% of total non-performing loans (reserve coverage).

     ALLOWANCE FOR LOAN LOSSES

     Westernbank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology consists of several key elements, which include:

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

     At December 31, 2003, the allowance for loan losses was $61.6 million, consisting of $53.9 million formula allowance, $5.4 million of specific allowances and $2.3 million of unallocated allowance. As of December 31, 2003, the allowance for loan losses equals 1.30% of total loans and 197.17% of total non-performing loans, compared with an allowance for loan losses at December 31, 2002 of $47.1 million, or 1.24% of total loans, and 242.80% of total non-performing loans.

     As of December 31, 2003, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2003	2002		2001	2000	1999
	(Dollars in thousands)
Balance, beginning of year	$47,114	$38,364		$28,928	$23,978	$15,800

Loans charged-off:
Consumer loans (1)	12,203	4,576		3,840	4,760	5,154
Commercial, industrial and agricultural loans	2,479	3,389	(2,3)	2,970	372	1,913
Real estate-mortgage and construction loans	184	—		228	231	291

Total loans charged-off	14,866	7,965		7,038	5,363	7,358

Recoveries of loans previously charged-off:
Consumer loans	799	858		996	795	1,003
Commercial, industrial and agricultural loans	1,141	584		133	594	335
Real estate-mortgage and construction loans	372	190		175	224	198

Total recoveries of loans previously charged-off	2,312	1,632		1,304	1,613	1,536

Net loans charged-off	12,554	6,333		5,734	3,750	5,822
Provision for loan losses	27,048	15,083		12,278	8,700	14,000
Allowance acquired on loans purchased	—	—		2,892	—	—

Balance, end of period	$61,608	$47,114		$38,364	$28,928	$23,978

Ratios:
Allowance for loan losses to total loans	1.30%	1.24%		1.33%	1.29%	1.26%
Provision for loan losses to net loans charged-off	215.45%	238.17%		214.13%	232.00%	240.47%
Recoveries of loans to loans charged-off in previous period	29.03%	23.19%		24.31%	21.92%	36.36%
Net loans charged-off to average loans (4)	0.29%	0.19%		0.23%	0.19%	0.35%
Allowance for loans losses to non-performing loans	197.17%	242.80%		271.83%	298.53%	344.76%

(1)	Includes $7.9 million and $62,000 of Expresso of Westernbank charged-offs, for the years ended December 31, 2003 and 2002, respectively. The Expresso of Westernbank began operations in July 10, 2002.

(2)	Includes $505,000 of Westernbank Business Credit division, consisting of one loan originally acquired in the purchased loan portfolio from Congress Credit Corporation, a subsidiary of First Union National Bank N.A on June 15, 2001. This loan was fully reserved at the acquisition date.

(3)	Includes $1,100,000, consisting of one loan fully collateralized by real estate and charged-off for regulatory purposes.

(4)	Average loans were computed using beginning and ending balances.

     The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the “Loans” table on page 40.

	DECEMBER 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial, industrial and agricultural loans (1)	$41,400	58.7%	$31,671	53.3%	$24,397	51.8%	$16,273	44.1%	$11,772	39.9%
Consumer loans (2)	17,472	18.2	12,004	19.5	8,203	14.5	7,194	17.2	5,718	17.4
Residential real estate mortgage and construction loans	415	23.1	443	27.2	494	33.7	526	38.7	1,743	42.7
Unallocated allowance	2,321	—	2,996	—	5,270	—	4,935	—	4,745	—

Total allowance for loan losses	$61,608	100.0%	$47,114	100.0%	$38,364	100.0%	$28,928	100.0%	$23,978	100.00%

(1)	Includes $6.6 million, $4.5 million and $3.1 million of Westernbank Business Credit loans at December 31, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes $10.0 million and $1.5 million of Expresso of Westernbank loans portfolio at December 31, 2003 and 2002, respectively. The Expresso of Westernbank began operations in July 10, 2002.

     Loans are classified as impaired or not impaired in accordance with SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that the bank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.

     Westernbank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding $500,000) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.

     Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.

     The following table sets forth information regarding the investment in impaired loans:

	2003	2002	2001	2000	1999
			(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$28,217	$26,074	$21,996	$8,040	$8,136
Do not require a valuation allowance	22,088	24,515	20,482	4,834	4,947

Total	$50,305	$50,589	$42,478	$12,874	$13,083

Valuation allowance for impaired loans	$4,646	$4,752	$4,181	$1,157	$1,268

Average investment in impaired loans	$46,676	$46,147	$20,293	$11,873	$14,919

Interest collected in impaired loans	$2,452	$4,041	$1,716	$780	$1,470

     At December 31, 2003, Westernbank’s investment in impaired loans remained relatively stable when compared to year 2002, although the loans comprising the balance may have changed. At December 31, 2002, Westernbank’s investment in impaired loans increased $8.1 million or 19.09%, from $42.5 million as of December 31, 2001, to $50.6 million as of December 31,2002. This increase is principally attributed to four newly classified loans with an aggregate outstanding principal balance of approximately $13.0 million as of December 31, 2002. All loans are collateralized by real estate and required a combined valuation allowance of $823,000.

INVESTMENTS

     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to both the Investment Committee composed of members of the Board of Directors, as well as the President and Chief Executive Officer and the Chief Financial Officer.

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

     The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

     The following table presents the carrying value of investments at December 31, 2003 and 2002:

	2003	2002
	(In thousands)
Held to maturity :
US Government and agencies obligations	$4,463,493	$2,671,344
Puerto Rico Government and agencies obligations	34,500	19,695
Commercial paper	174,976	74,997
Corporate notes	51,409	66,697
Mortgage and asset-backed securities	999,332	668,324

Total	5,723,710	3,501,057

Available for sale:
Corporate notes	—	10,381
Collateralized mortgage obligations	49,910	145,276
Other investments	5,170	5,230

Total	55,080	160,887

Total investments	$5,778,790	$3,661,944

     The carrying amount of investment securities at December 31, 2003, by contractual maturity (excluding mortgage and asset-backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$—	—%
Due after one year through five years	934,549	3.65
Due after five years through ten years	3,528,944	4.06
Due after ten years	—	—

	4,463,493	3.97

Puerto Rico Government and agencies obligations:
Due within one year	—	—
Due after one year through five years	17,700	6.00
Due after five years through ten years	15,450	4.22
Due after ten years	1,350	6.15

	34,500	5.21

Other:
Due within one year	174,976	1.09
Due after one year through five years	29,987	2.71
Due after five years through ten years	—	—
Due after ten years	26,592	8.07

	231,555	2.10

Total	4,729,548	3.89
Mortgage and asset-backed securities	1,049,242	4.31

Total	$5,778,790	3.97%

Mortgage and asset-backed securities at December 31, 2003 and 2002, consists of:

	2003	2002
	(In Thousands)
Available for sale - Collateralized Mortgage Obligations (CMO’s) certificates	$49,910	$145,276

Held to maturity:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	7,297	10,435
Government National Mortgage Association (GNMA) certificates	9,753	13,657
Federal National Mortgage Association (FNMA) certificates	4,542	6,906
CMO certificates	969,898	565,068
Other	7,842	72,258

Total held to maturity	999,332	668,324

Total mortgage and asset-backed securities	$1,049,242	$813,600

     The Company’s investment portfolio at December 31, 2003 had an average contractual maturity of 63 months, when compared to an average maturity of 50 months at December 31, 2002. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Given the present interest rate scenario, and taking into consideration the callable features of these securities, the Company’s investment portfolio as of December 31, 2003, had a remaining average contractual maturity of 8 months. However, no assurance can be given that such levels will be maintained in future periods.

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

     In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporarily impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and 15, 2003. Second, the available secondary market prices for these two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. In line with such decline, management concluded, based on these facts and the secondary market prices that a $15.7 million other than temporary impairment write-down was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO that were downgraded as available for sale as of March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s.

     During the quarter ended June 30, 2003, the Company, based upon additional information available from trustees, further downgradings, a default on the scheduled interest payment of a CBO and further declines in quoted market prices for such investments, reclassified the remaining portfolio of CBO’s and CLO’s to available for sale and subsequently on June 6, 2003 sold its entire portfolio of CBO’s and CLO’s. The sale of the portfolio, with an original total investment of $62.9 million and adjusted to a fair value of $45.4 million as of March 31, 2003, was completed at a loss of $7.0 million recorded during the quarter ended June 30, 2003.

     As of December 31, 2003 and 2002, management concluded that there was no other-than-temporary impairment in its investment securities portfolio.

DEPOSITS

     Westernbank offers a diversified choice of deposit accounts. Savings deposits increased from $560.5 million as of December 31, 2002, to $692.2 million as of December 31, 2003, an increase of $131.6 million or 23.48%. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $3.74 billion as of December 31, 2002, to $4.69 billion as of December 31, 2003, an increase of $955.1 million or 25.55%. Other deposits include brokered deposits amounting to $3.51 billion and $2.55 billion as of December 31, 2003 and 2002, respectively. These accounts have historically been a stable source of funds.

     At December 31, 2003, Westernbank had total deposits of $5.39 billion, of which $692.2 million or 12.85% consisted of savings deposits, $246.5 million or 4.58% consisted of interest bearing demand deposits, $192.8 million or 3.58% consisted of noninterest bearing deposits and $4.23 billion or 78.55% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts. At December 31, 2003, the scheduled maturities of time certificates of deposit in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$143,790
over 3 months through 6 months	32,179
over 6 months through 12 months	34,184
over 12 months	63,250

Total	$273,403

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31,:

	2003		2002		2001
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate
			(Dollars in thousands)
Time deposits	$3,775,263	2.59%	$2,889,649	3.40%	$2,177,399	5.21%
Savings deposits	605,854	2.15%	509,114	2.46%	432,626	2.96%
Interest bearing demand deposits	160,015	2.55%	124,127	2.90%	100,960	3.45%
Noninterest bearing demand deposits	227,358	—	167,352	—	136,251	—

	$4,768,490	2.41%	$3,690,242	3.10%	$2,847,236	4.55%

     The increase in deposits during the last three years is primarily the result of the increase in the volume of business.

BORROWINGS

     The following table sets forth the borrowings of the Company at the dates indicated:

	2003	2002	2001
		(In thousands)
Securities sold under agreements to repurchase	$5,046,045	$3,097,341	$2,059,646
Advances from Federal Home Loan Bank (FHLB)	146,000	120,000	120,000
Term notes	—	—	43,000
Mortgage note payable	37,234	37,822	—

	$5,229,279	$3,255,163	$2,222,646

     Westernbank has made use of institutional securities sold under agreements to repurchase in order to obtain funding, primarily through investment banks and brokerage firms. Securities sold under agreements to repurchase are collateralized with investment securities. Westernbank had $5.05 billion in securities sold under agreements to repurchase outstanding at December 31, 2003, at a weighted average rate of 2.36%. Securities sold under agreements to repurchase outstanding as of December 31, 2003, mature as follows: $672.9 million within 30 days; $1.29 billion in 2004; $1.27 billion in 2005; $724.9 million in 2006, $73.4 million in 2007; and $1.02 billion thereafter.

     Westernbank also obtains advances from FHLB of New York. As of December 31, 2003, Westernbank had $146.0 million in outstanding FHLB advances at a weighted average rate of 4.06%. Advances from FHLB mature as follows: $40.0 million within 30 days; $14.0 million in 2005; $50.0 million in 2006; and $42.0 million after 2008.

     At December 31, 2003, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $37.2 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the (1) greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

     The following table presents certain information regarding Westernbank’s short-term borrowings for the periods indicated:

	2003	2002	2001
	(Dollars in thousands)
Amount outstanding at the period end	$1,964,641	$1,043,493	$806,548
Monthly average outstanding balance	1,267,234	1,378,074	353,003
Maximum outstanding balance at any month end	2,147,934	2,104,599	806,548
Weighted average interest rate:
For the year	1.24%	1.51%	2.18%
At year end	1.31%	1.96%	3.73%

STOCKHOLDERS EQUITY

     Stockholders’ equity increased to $828.5 million as of December 31, 2003, compared to $584.7 million in 2002, and $387.9 in 2001. The 2003 increase resulted from the issuance of 4,232,000 and 2,640,000 shares of the Company’s Series F and Series G Preferred Stock completed in June and August 2003, respectively, providing a net capital infusion of $102.2 million and $63.7 million, respectively, plus the net income of $113.3 million generated for the year, partially offset by total dividends declared during the year of $39.9 million on our common and preferred stock. The increase in 2002 resulted from the issuance of 6,095,000 and 1,725,000 shares of the Company’s Common Stock and Series E Preferred Stock, respectively, providing a net capital infusion of $97.9 million and $41.5 million, respectively, plus the net income of $86.0 million generated for the year, partially offset by total dividends declared during the year of $27.8 million on our common and preferred stock.

     On January, 18, 2002, the Company’s Board of Directors approved an increase in its annual dividend payments to common stockholders in 2002 to $0.32 per share ($0.14 as adjusted). This represents an increase of 28% over the dividends paid in 2001. Subsequently, on June 17, 2002, the Company declared a three-for-two stock split in the form of a stock dividend, for all stockholders of record as of June 28, 2002, distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $20.8 million.

     On January 31, 2003, the Board of Directors approved an increase of its annual dividend payments to stockholders in 2003 to $0.18 per share (as adjusted). This represents an increase of 22.73% over the average dividends paid in 2002.

     On November 4, 2003, the Company declared a three-for-two stock split in the form of a stock dividend, for all stockholders of record as of November 28, 2003, distributed on December 10, 2003. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $34.7 million.

     On November 11, 2003, the Company declared a 2% stock dividend, for all stockholders of record as of November 28, 2003, distributed on December 10, 2003. The effect of the stock dividend was a decrease to retained earnings, an increase in paid-in-capital and an increase in common stock of $35.2 million, $33.1 million and $2.1 million, respectively.

     On January 15, 2004, the Company’s Board of Directors approved an increase in its annual dividend payments to stockholders for 2004 to $0.22 per share. This represents an increase of 26.31% over the dividends paid in 2003.

     The number of common shares outstanding increased from 104,569,848 (as adjusted) at the end of 2002 to 106,290,294 at December 31, 2003, principally as a result of the conversion of 419,254 shares of the Company’s Preferred Stock Series A for 957,376 shares (split adjusted) of common stock and the exercise of 765,000 options (as adjusted) by one of the Company’s executive officer during 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand; savings deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowings. At December 31, 2003, the Company had approximately $4.50 billion in securities and other short-term securities maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities portfolio and securitizable loans.

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

     The Company’s investment portfolio at December 31, 2003 had an average contractual maturity of 63 months. However, no assurance can be given that such levels will be maintained in future periods.

     As of December 31, 2003, Westernbank had line of credit agreements with four commercial banks permitting Westernbank to borrow a maximum aggregate amount of $125.0 million. The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.

     Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at December 31, 2003 are presented below:

		Due after one	Due after three
	Due within one	year through	years through	Due after five
	year	three years	five years	years	Total
		(In thousands)
Short-term borrowings	$2,004,641	$—	$—	$—	$2,004,641
Long-term borrowings	—	2,054,806	73,400	1,096,432	3,224,638
Operating lease obligations	2,103	4,164	3,099	14,701	24,067

Total contractual obligations	$2,006,744	$2,058,970	$76,499	$1,111,133	$5,253,346

     Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At December 31, 2003, the Company had $2.75 billion in certificates of deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.

     The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2003 is presented below:

	PAYMENTS DUE BY PERIOD
		Less than one
	Total	year	2-5 years
		(In thousands)
Lines of credit	$174,267	$89,965	$84,302
Commercial letters of credit	12,287	12,287	—
Commitments to extend credit	255,366	162,754	92,612
Commitments to purchase mortgage loans	200,000	200,000	—

Total	$641,920	$465,006	$176,914

Due to the nature of the Company’s unfunded loan commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent the amounts the Company anticipates funding in the periods presented above.

CRITICAL ACCOUNTING POLICIES

     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

•	Allowance for loan losses – The allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See “- Financial Condition — Loan Review and Allowance for Loan Losses” and “Note 1 — Summary of Significant Accounting Policies” for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

•	Other-than-temporary impairments – The Company evaluates its investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, available secondary market prices from broker/dealers and the Company ‘s intention and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value. See — Financial Condition – Investments” and “Note 1 — Summary of Significant Accounting Policies” for a detailed description of the Company’s estimation process and methodology related to the financial instruments.

•	Financial instruments – Certain financial instruments including derivatives, hedged items and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or other gains and losses as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments. Fair value of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions. See - Financial Condition – Financial Instruments” and “Note 1 — Summary of Significant Accounting Policies” for a detailed description of the Company’s estimation process and methodology related to the financial instruments.

•	Certain liabilities and contingencies – In the ordinary course of business, the Company’s management is required to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and therefore the reported amounts of revenues and expenses during the reporting period. Such estimates are subjective in nature and involve uncertainties and matters of significant judgment regarding past and expected gains or losses, current economic conditions, and risk characteristics, among other factors. The following is a description of the most significant methods and assumptions used by the Company in estimating the amounts reported in connection with certain liabilities and contingencies as disclosed in the financial statements:

Income taxes – The Company is required to compute income taxes in connection with its preparation of the consolidated financial statements. This computation involves estimates and assumptions made by the Company’s management based on its interpretation of current and enacted tax laws and regulations that affect the reported amounts of current and deferred income tax expense. The carrying value of the Company’s net deferred tax asset assumes that the Company will be able to generate sufficient taxable income in the future to realize the tax benefit. If expectations about future taxable income are not materialized, the Company may be required to record a valuation allowance to reduce the recorded amount of its deferred tax asset resulting in an increase of income tax expense in the consolidated statements of income.

Contingencies – The Company is a defendant in legal actions arising in the normal course of business. Evaluation of these contingencies requires management of the Company, after consultation with its legal counsel, to assume certain positions based on its interpretation of current laws and regulations. Such interpretations are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, actual results could differ from management position and estimates.

     See “Note 1 – Summary of Significant Accounting Policies” for a detailed description of the Company’s estimation process and methodology related to certain liabilities and contingencies.

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

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 became effective on January 1, 2003 and did not have a significant effect on the Company’s consolidated financial condition or results of operations.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale–leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 did not have a significant effect on the Company’s consolidated financial condition or results of operations.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost recognized since January 1, 2003 is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 were not restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the year ended December 31, 2003, was a charge of $1,031,000.

     Prior to January 1, 2003, the Company followed the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense under this method was generally recognized for any excess of the quoted market price of the Company’s stock at the measurement date over the amount an employee must pay to acquire the stock. Since all options granted under those plans have an exercise price equal to the market value of the underlying common stock at the grant date, no compensation expense was recognized at the measurement date.

     In November 2002, the FASB issued FASB Interpretation No.45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 were applicable for guarantees issued or modified after December 31, 2002. Adoption of the recognition and measurement provisions did not have a significant effect on the Company’s financial condition and results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if these occur, receive a majority of the entity’s expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). The Company must apply FIN 46R to their interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. FIN 46R is not expected to have a significant effect on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6 (b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Implementation of SFAS No. 149 did not have a significant effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003. For all other freestanding financial instruments, it became effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 applies to three categories of freestanding financial instruments (mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares). Instruments within the scope of SFAS No. 150 must be classified as liabilities in the statement of financial condition. Certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments have been subsequently deferred indefinitely by the FASB. The Company does not have mandatorily redeemable financial instruments outstanding. Implementation of SFAS No. 150 did not have a significant effect on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     OFF-BALANCE SHEET ARRANGEMENTS

     For the years ended December 31, 2003, 2002 and 2001, the Company have not entered in any type of off-balance sheet arrangements.

     MARKET RISK

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

     Interest rate risk is addressed by the Company’s Asset & Liability Committee (“ALCO”), which includes the full Board of Directors and certain senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. The Company measures the impact on market value for an immediate and sustained 200 basis point increase decrease (shock) in interest rates.

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

     The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold for cash upon origination. In addition, the Company enters into interest rate exchange agreements (swaps) to hedge fixed callable certificates of deposit.

     The Company is exposed to changes in the level of Net Interest Income (“NII”) in a changing interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at period end remain constant, or increase or decrease on an instantaneous and sustained change of plus 200 or minus 50 basis points in 2003 and 2002, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

December 31, 2003:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
		(Dollars in thousands)
+200 Basis Points	$280,197	$(14,573)	(4.94)%
Base Scenario	294,770	—	—
-50 Basis Points	291,543	(3,227)	(1.09)%

December 31, 2002:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
	(Dollars in thousands)
+200 Basis Points	$179,851	$(8,672)	(4.60)%
Base Scenario	188,523	—	—
-50 Basis Points	178,391	(10,132)	(5.37)%

(1)	The NII figures exclude the effect of the amortization of loan fees. Given the fed fund rate of 1.00% and 1.25% at December 31, 2003 and 2002, respectively, a linear 50 basis points decrease for 2003 and 2002, respectively, was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.

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

     ECONOMIC CONDITIONS, MARKET AREA AND COMPETITION

     Puerto Rico (the “Island”), a Commonwealth of the United States of America (the “U.S.), is the easternmost of the Greater Antilles and the fourth largest island of the Caribbean. The Island is located at the crossroads between North and South America, at just 3.5 hours airtime from New York and 60 minutes from Venezuela and has a population of approximately four (4) million people. In 1917 the people of Puerto Rico became citizens of the U.S., and therefore Puerto Ricans serve in the United States Armed Forces. As in the U.S., the Island has a local judicial system. The Island constitutes a District in the Federal Judiciary and has its own U.S. district court. Also, most of the U.S. federal agencies are represented on the Island. However, the Island has its own Internal Revenue system and is not subject to U.S. taxes. Spanish and English are the official languages of the Island.

     The Island economy operates as a region within the U.S., and therefore its financial performance is closely linked to the U.S. performance. The external sector is a key element of the economy of Puerto Rico, as it has a very open economy, with large flows of trade, investment and income. The Island uses U.S. currency and forms part of the U.S. financial system. As a Commonwealth of the U.S., the Island falls within the U.S. for purposes of customs and migration, and therefore there is a full exchange of funds, people and goods between Puerto Rico and the U.S. Puerto Rico banks are subject to the same Federal laws, regulations and supervision as those of the financial institutions operating in the rest of U.S. The Federal Deposit Insurance Corp. insures the deposits of Puerto Rico chartered commercial banks, including Westernbank, the banking subsidiary of W Holding Company, Inc.

     In early 2003, the performance of economic indicators suggested that the Puerto Rican economy was relatively stagnant in line with overall economic conditions in the U.S. Although this stagnation was not seen in all sectors of the economy, the key sectors of the economy showed no signs of notable improvement. Historically, Puerto Rico unemployment rate has been higher than the average U.S. unemployment rate, averaging approximately between 10% - 12% during the past years, since although the number of jobs was increasing; the workforce was growing in a parallel fashion. Manufacturing and construction continues to be the backbone of the Island economy, and many multinational corporations have substantial operations in the Island. The Island’s pharmaceutical industry continues to be very strong, being the primary driver for employment in the Island, along with the construction industry; both of them labor intensive industries. During the past years there has been a slowdown in both industries, primarily due to the reduction of tax incentives in the manufacturing sector and the recession effects over the construction industry. Nevertheless, the Island economy has been able to be somewhat less dependant of these industries thanks to its diversification into other business areas such as tourism, retail, banking and transportation.

     The Banking sector has been the main driver of such diversification, being the financial support for all the industrial and commercial activity on the Island. At December 31, 2003, there are approximately twelve (12) banks operating in Puerto Rico, with total assets of approximately $161.0 billion at September 30, 2003. U.S. banks, foreign banks and the major Puerto Rican banks, all offer commercial banking services designed to support the emerging requirements of its local clients as well as of its international clients. The economic strength and liquidity of local financial institutions, considered as the pillar of the Island’s economy, have allowed the Puerto Rico banking sector to extend credit, without which the Island’s economy couldn’t be sustained. The growing combination of loans, deposits and assets has been the key elements to the economic progress for the past years. Loans, in particular, have played a key role in keeping the Island economy afloat, through either personal, mortgage or commercial loans. The Island’s average growth in its gross national product (GNP) for the past years has been approximately 8%, while the combined commercial bank loan portfolio average growth has been approximately 12%, for the same period.

     The financial services and banking business are highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to compete in its market area as well as to a significant extent upon general economic conditions in its market place. The Company competes with other commercial and non-commercial banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. Significant deterioration in the local economy or external economic conditions, such as inflation, recession, unemployment, real estate values and other factors beyond the Company’s control, could also substantially impact the Company’s performance. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

W Holding Company, Inc.
Mayagüez, Puerto Rico

We have audited the accompanying consolidated statements of financial condition of W Holding Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and of comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of W Holding Company, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments effective January 1, 2001.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
March 5, 2004

Stamp No. 1939048

affixed to original.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Cash and due from banks	$92,811	$76,080
Money market instruments:
Federal funds sold and securities purchased under agreements to resell	649,852	459,147
Interest-bearing deposits in banks	37,767	17,459
Investment securities available for sale, with an amortized cost of $55,992 in 2003 and $161,958 in 2002	55,080	160,887
Investment securities held to maturity, with a fair value of $5,638,816 in 2003 and $3,503,379 in 2002	5,723,710	3,501,057
Federal Home Loan Bank stock, at cost	39,750	43,322
Mortgage loans held for sale, at lower of cost or fair value	2,555	7,446
Loans, net of allowance for loan losses of $61,608 in 2003 and $47,114 in 2002	4,683,118	3,754,357
Accrued interest receivable	75,567	46,653
Foreclosed real estate held for sale, net	4,082	3,679
Premises and equipment, net	103,370	96,209
Deferred income taxes, net	24,910	16,327
Other assets	26,868	22,454

TOTAL	$11,519,440	$8,205,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$5,385,476	$4,298,744
Securities sold under agreements to repurchase	5,046,045	3,097,341
Advances from Federal Home Loan Bank	146,000	120,000
Mortgage note payable	37,234	37,822
Advances from borrowers for taxes and insurance	4,307	3,198
Other liabilities	71,869	63,224

Total liabilities	10,690,931	7,620,329

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock – $1.00 par value per share (liquidation preference $25 per share – $384,893,625 in 2003 and $223,574,975 in 2002); authorized 20,000,000 shares; issued and outstanding 15,395,745 shares in 2003 and 8,942,999 shares in 2002	15,396	8,943
Common stock – $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 106,290,294 shares in 2003 and 68,346,306 shares in 2002	106,290	68,346
Paid-in capital	514,800	319,106
Retained earnings:
Reserve fund	43,375	32,011
Undivided profits	149,581	157,442
Accumulated other comprehensive loss	(933)	(1,100)

Total stockholders’ equity	828,509	584,748

TOTAL	$11,519,440	$8,205,077

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
INTEREST INCOME:
Loans, including loan fees	$275,848	$220,676	$207,385
Investment securities	134,273	112,759	98,946
Mortgage-backed securities	40,092	44,694	28,216
Money market instruments	11,633	7,451	8,731
Trading securities	48	154	57

Total interest income	461,894	385,734	343,335

INTEREST EXPENSE:
Deposits	114,755	114,374	129,676
Federal funds bought and securities sold under agreements to repurchase	101,652	98,233	79,882
Advances from Federal Home Loan Bank	6,037	6,202	6,597
Other borrowings	142	604	2,114

Total interest expense	222,586	219,413	218,269

NET INTEREST INCOME	239,308	166,321	125,066
PROVISION FOR LOAN LOSSES	27,048	15,083	12,278

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	212,260	151,238	112,788

OTHER INCOME:
Service charges on deposit accounts and other fees	27,831	22,505	18,859
Unrealized (loss) gain on derivative instruments	(236)	1,288	(838)
Net (loss) gain on sales and valuation of loans, securities, and other assets	(20,949)	950	160

Total other income, net	6,646	24,743	18,181

TOTAL NET INTEREST INCOME AND OTHER INCOME	218,906	175,981	130,969

OPERATING EXPENSES:
Salaries and employees’ benefits	33,840	28,017	22,884
Equipment	9,044	9,519	8,850
Occupancy	6,603	5,861	5,031
Advertising	6,698	6,865	4,392
Printing, postage, stationery, and supplies	3,253	2,836	2,262
Telephone	2,279	2,042	1,864
Net loss (gain) from operations of foreclosed real estate held for sale	205	(88)	(173)
Other	22,899	18,865	15,200

Total operating expenses	84,821	73,917	60,310

INCOME BEFORE PROVISION FOR INCOME TAXES	134,085	102,064	70,659
PROVISION FOR INCOME TAXES	20,771	16,101	8,504

NET INCOME	$113,314	$85,963	$62,155

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$91,721	$72,189	$51,891

BASIC EARNINGS PER COMMON SHARE	$0.87	$0.73	$0.54

DILUTED EARNINGS PER COMMON SHARE	$0.85	$0.72	$0.54

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND OF COMPREHENSIVE INCOME (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CHANGES IN STOCKHOLDERS’ EQUITY:
Preferred stock:
Balance at beginning of year	$8,943	$7,220	$3,220
Issuance of preferred stock	6,872	1,725	4,000
Conversion of preferred stock	(419)	(2)	—

Balance at end of year	15,396	8,943	7,220

Common stock:
Balance at beginning of year	68,346	41,500	41,502
Stock split effected in the form of a stock dividend	34,737	20,750	—
Stock dividend	2,083	—	—
Purchase and retirement of common stock	(2)	(2)	(2)
Issuance of common stock	—	6,095	—
Issuance of common stock upon conversion of preferred stock	626	3	—
Issuance of common stock upon exercise of stock options	500	—	—

Balance at end of year	106,290	68,346	41,500

Paid-in capital:
Balance at beginning of year	319,106	187,628	95,313
Issuance of preferred stock	158,991	39,738	92,341
Stock dividend	33,076	—	—
Stock options exercised	2,834	—	—
Effect of stock options granted to employees	1,031	—	—
Issuance of common stock upon conversion of preferred stock	(207)	—	—
Purchase and retirement of common stock	(31)	(40)	(26)
Issuance of common stock	—	91,780	—

Balance at end of year	514,800	319,106	187,628

Reserve fund:
Balance at beginning of year	32,011	23,476	17,302
Transfer from undivided profits	11,364	8,535	6,174

Balance at end of year	43,375	32,011	23,476

Undivided profits:
Balance at beginning of year	157,442	128,583	93,241
Net income	113,314	85,963	62,155
Cash dividends on common stock	(18,322)	(14,045)	(10,375)
Cash dividends on preferred stock	(21,593)	(13,774)	(10,264)
Transfer to reserve fund	(11,364)	(8,535)	(6,174)
Stock split effected in the form of a stock dividend	(34,737)	(20,750)	—
Stock dividend	(35,159)	—	—

Balance at end of year	149,581	157,442	128,583

Accumulated other comprehensive loss:
Balance at beginning of year	(1,100)	(498)	40
Cumulative effect of change in accounting for derivative instruments	—	—	135
Other comprehensive gain (loss) for the year	167	(602)	(673)

Balance at end of year	(933)	(1,100)	(498)

TOTAL STOCKHOLDERS’ EQUITY	$828,509	$584,748	$387,909

COMPREHENSIVE INCOME:
Net income	$113,314	$85,963	$62,155

Other comprehensive income (loss), net of income tax:
Unrealized net gains (losses) on securities available for sale:
Unrealized holding (losses) gains arising during the period	(7,512)	718	(1)
Reclassification adjustment for losses (gains) included in net income	7,671	(1,508)	(351)

	159	(790)	(352)

Cash flow hedges:
Adoption of SFAS 133, net of income tax	—	—	135
Unrealized net derivative gain (loss) arising during the period	—	356	(536)

	—	356	(401)

Income tax effect	8	(168)	215

Net change in other comprehensive loss, net of income tax	167	(602)	(538)

TOTAL COMPREHENSIVE INCOME	$113,481	$85,361	$61,617

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$113,314	$85,963	$62,155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	27,048	15,083	12,278
Foreclosed real estate held for sale	37	126	20
Deferred income tax credit	(8,575)	(2,518)	(3,246)
Depreciation and amortization on:
Premises, equipment and other	7,293	6,856	5,931
Foreclosed real estate held for sale	308	60	61
Mortgage servicing rights	648	772	477
Stock options granted to employees	1,031	—	—
Amortization of premium (discount) on:
Investment securities available for sale	14	(647)	(160)
Investment securities held to maturity	(1,953)	(9,062)	(14,068)
Mortgage-backed securities held to maturity	4,292	(555)	(1,634)
Loans	1,481	1,651	1,166
Amortization of discount on deposits	2,750	1,930	780
Amortization of net deferred loan origination fees	(8,581)	(5,634)	(4,710)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	7,671	(1,508)	(351)
Impairment on investment securities held to maturity	15,701	—	—
Mortgage loans held for sale	3	(306)	26
Derivative instruments	(1,561)	(1,288)	838
Foreclosed real estate held for sale	(797)	(119)	(89)
Capitalization of servicing rights	(1,544)	(607)	(483)
Originations of mortgage loans held for sale	(17,515)	(52,317)	(46,963)
Proceeds from sales of mortgage loans held for sale	—	8,690	2,148
Decrease (increase) in:
Trading securities	22,403	87,397	41,728
Accrued interest receivable	(28,914)	(13,833)	14,131
Other assets	(1,629)	(6,994)	(5,793)
Increase (decrease) in:
Accrued interest on deposits and borrowings	4,265	(376)	(8,496)
Other liabilities	4,357	21,211	3,824

Net cash provided by operating activities	141,547	133,975	59,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in banks	(20,308)	8,755	(14,909)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(190,705)	(303,014)	13,176
Investment securities available for sale:
Sales	50,803	661,090	162,556
Purchases	(83,261)	(771,152)	(449,227)
Proceeds from principal repayment	182,410	191,175	32,954
Investment securities held to maturity:
Purchases	(23,340,101)	(15,600,485)	(11,453,430)
Proceeds from redemption and repayment	21,450,415	14,713,873	10,998,040
Mortgage-backed securities held to maturity:
Purchases	(1,223,736)	(638,079)	(420,790)
Proceeds from principal repayment	821,058	403,026	178,795
Loans:
Purchases	(344,637)	(213,418)	(420,459)
Sales of loans	50,959	—	—
Other increase	(655,864)	(714,924)	(224,004)
Purchases of derivative options	(3,384)	(4,968)	(331)
Cash paid on terminated swaps	—	(208)	—
Proceeds from sales of foreclosed real estate held for sale	882	462	434
Additions to premises and equipment	(14,450)	(12,520)	(4,671)
Purchase of Federal Home Loan Bank stock	—	(4,872)	(8,650)
Redemption of Federal Home Loan Bank stock	3,572	—	—
Purchase of partnership interest, net of cash acquired	—	(11,496)	(1,070)

Net cash used in investing activities	(3,316,347)	(2,296,755)	(1,611,586)

Forward	$(3,174,800)	$(2,162,780)	$(1,552,016)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Forward	$(3,174,800)	$(2,162,780)	$(1,552,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,086,251	1,069,000	616,097
Net (decrease) increase in securities sold under agreements to repurchase	(326,280)	451,195	365,447
Securities sold under agreements to repurchase with original maturities over three months:
Proceeds	2,740,548	1,475,773	792,500
Payments	(465,564)	(889,273)	(277,374)
Payments of term notes	—	(43,000)	(5,000)
Payments of mortgage note payable	(588)	—	—
Advances from Federal Home Loan Bank:
Proceeds	189,000	—	64,000
Payments	(163,000)	—	(64,000)
Federal funds bought:
Proceeds	101,000	—	—
Payments	(101,000)	—	—
Line of credit:
Proceeds	50,000	—	—
Payments	(50,000)	—	—
Net increase in advances from borrowers for taxes and insurance	1,109	763	659
Repurchase of common stock for retirement	(33)	(42)	(28)
Dividends paid	(39,109)	(27,308)	(20,148)
Issuance of common stock, net of issuance costs	—	97,875	—
Issuance of preferred stock, net of issuance costs	165,863	41,463	96,341
Proceeds from stock options exercised	3,334	—	—

Net cash provided by financing activities	3,191,531	2,176,446	1,568,494

NET INCREASE IN CASH AND DUE FROM BANKS	16,731	13,666	16,478
CASH AND DUE FROM BANKS, BEGINNING OF YEAR	76,080	62,414	45,936

CASH AND DUE FROM BANKS, END OF YEAR	$92,811	$76,080	$62,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$229,504	$225,146	$226,765
Income tax	18,943	11,235	8,200
Noncash activities:
Building acquired on purchase of partnership interest	—	49,852	—
Other assets acquired on purchase of partnership interest	—	249	—
Mortgage note assumed on purchase of partnership interest	—	37,822	—
Accrued dividends payable	2,737	1,931	1,419
Net change in other comprehensive loss	(167)	(602)	(538)
Mortgage loans securitized and transferred to trading securities	22,403	41,740	44,176
Transfer from available for sale to trading securities	—	41,048	—
Transfer from held to maturity to available for sale	51,671
Transfer from loans to foreclosed real estate held for sale	3,288	2,075	1,017
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	2,455	786	32
Unpaid additions to premises and equipment	4	20	19
Transfer from undivided profits to reserve fund	11,364	8,535	6,174
Effect in valuation of derivatives and their hedged items:
(Decrease) increase in other assets	(1,495)	(3,796)	8
Decrease in deposits	1,962	4,438	13,666
(Decrease) increase in other liabilities	(1,094)	(646)	14,965
Conversion of preferred stock into common stock:
Common stock	626	(3)	—
Paid in capital	(207)	—	—
Preferred stock	(419)	(2)	—

See notes to consolidated financial statements.	(Concluded)

W Holding Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank”). The Company’s other operating subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

Westernbank operates through 51 full service branch offices located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a fully functional banking site on the Internet. In addition, it operates four divisions: Westernbank International Division, which is an International Banking Entity (IBE) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which activities consist of commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a new division created in July 2002, which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $75,000 through 19 full-service branches. Westernbank owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, were not significant.

On March 18, 2002, Westernbank, through Westernbank World Plaza, Inc. (“WWPI”), a newly created wholly owned subsidiary of Westernbank Puerto Rico, and its wholly owned subsidiary Westernbank One Percent, Inc. (“WOPI”), acquired 99% (as Limited Partner) and 1% (as General Partner), respectively, of the partnership interest of Apollo Hato Rey, L.P., a Delaware Limited Partnership (the “Partnership”). WWPI and WOPI were created for the purpose of owning, developing, managing and operating Westernbank World Plaza (formerly known as Hato Rey Tower) a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. On March 23, 2002, the Partnership was dissolved and its net assets distributed to WWPI and WOPI. Immediately thereafter, WOPI was also dissolved by WWPI. Upon dissolution of WOPI, WWPI became the 100% owner of the net assets of the dissolved partnership. WWPI now serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions.

The accounting and reporting policies of W Holding Company, Inc. conform to accounting principles generally accepted in the United States of America and banking industry practices. Following is a summary of the Company’s most significant accounting policies:

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Westernbank Puerto Rico and Westernbank Insurance Corp. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Group Concentrations of Credit Risk – Most of the Company’s business activities are with customers located within Puerto Rico. Notes 2 and 3 discuss the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentration in any one industry or customer.

Cash and Cash Equivalents – For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are those amounts included in the statements of financial condition as “cash and due from banks”.

Interest-Bearing Deposits in Banks and Federal Funds Sold – Interest-bearing deposits in banks and federal funds sold are recorded at cost and mature the next business day.

Trading Securities – Securities held principally for resale in the near term are classified as trading securities and recorded at fair value. Gains and losses on sales and changes in fair value of these securities are included in current operating results.

Investment Securities Held to Maturity – Investment securities for which the Company has the positive intent and ability to hold to maturity are carried at cost, adjusted for premium amortization and discount accretion under the interest method over the period to maturity.

Investment Securities Available for Sale – Investment securities available for sale consist of securities not classified as trading securities nor as held to maturity securities. These securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a net amount in other comprehensive income (loss). Realized gains and losses on these securities are determined using the specific identification method. Premium amortization and discount accretion are recognized in interest income using the interest method over the period to maturity.

Other-Than-Temporary Impairments – The Company evaluates its investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when a decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectations of recoverability of its original investment, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, available secondary market prices from broker/dealers, and the Company’s intention and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The equity securities impairment analyses are performed and reviewed quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes that there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.

Mortgage Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Discounts and premiums on purchased loans are amortized to income over the expected lives of the loans using methods that approximate the interest method.

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

Allowance for Loan Losses – The allowance for loan losses is a current estimate of the losses inherent in the present portfolio based on management’s ongoing quarterly evaluations of the loan portfolio. Estimates of losses inherent in the loan portfolio involve the exercise of judgement and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Historical loss rates may be adjusted for significant factors that, in management’s judgement, reflect the impact of any current condition on loss recognition. Factors which management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company’s internal credit examiners.

Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Foreclosed Real Estate Held for Sale – Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell or cost. Realized gains and losses on sale are included in other income. Operating results are recorded in operating expenses.

Premises and Equipment – Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed under the straight-line method over the estimated useful lives of the assets, which range from two to 40 years.

Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred.

Impairment of Long-Lived Assets – The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review during 2003, 2002 and 2001.

Transfer of Financial Assets – Transfer of financial assets are accounted for as a sale, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Mortgage Servicing Rights – The Company recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired and assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual servicing right, to the extent that fair value is less than the carrying amount for that right.

The total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated servicing income.

Stock Option Plans – As further discussed in Note 17 to the consolidated financial statements, the Company has two stock option plans. Up to December 31, 2002 the Company accounted for those plans following the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stocks Issued to Employees, and Related Interpretations. Compensation expense under this method is generally recognized for any excess of the quoted market price of the Company’s stock at the measurement date over the amount an employee must pay to acquire the stock. Since all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the grant date, no compensation expense was recognized at the measurement date.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation. Under the modified prospective method which was selected by the Company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, compensation cost recognized since January 1, 2003 is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 were not restated.

The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding options in each period:

	Years ended December 31,
	2003	2002		2001
	(In thousands, except per share data)
Net income as reported	$113,314	$85,963		$62,155
Add: Stock based employee compensation expense included in reported net income	1,031	—		—
Deduct: Total stock based employee compensation expense determined under fair value based method for all options	(1,031)	(648)		(782)

Pro-forma net income	$113,314	$85,315		$61,373

Earnings per share:
Basic – as reported	$0.87	$0.73	(1)	$0.54	(1)

Diluted – as reported	$0.85	$0.72	(1)	$0.54	(1)

Basic – pro forma	$0.87	$0.73	(1)	$0.54	(1)

Diluted – pro forma	$0.85	$0.72	(1)	$0.54	(1)

(1)	Adjusted to reflect the three-for-two split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002, the three-for-two split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, and distributed both on December 10, 2003.

The fair value of the options granted in year 2002 and 2001 was $2.09 and $2.12 per option (as adjusted), respectively. The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (1) the dividend yield was 1.39% in 2002 (2.14% in 2001); (2) the expected life was 7 years; (3) the expected volatility was 21.84% in 2002 (27.41% in 2001) (as adjusted); and, (4) the risk-free interest rate was 4.43% in 2002 (5.40% in 2001). The weighted average market price of the stock at the grant date was $10.36 in 2002 ($5.09 in 2001) (as adjusted). No options were granted in 2003.

Income Taxes – Deferred income taxes are accounted for using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating and capital losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowance are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Financial Instruments:

•	Derivative Financial Instruments – As part of the Company’s asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps and options agreements), to hedge various exposures or to modify interest rate characteristics of various statement of financial condition items.

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statements require that all derivative instruments be recognized as assets and liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”); (b) hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”) or (c) hedge of foreign currency exposure (“foreign currency hedge”).

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in earnings. The Company does not currently have any foreign currency hedges.

Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value and designated as a trading or non-hedging derivative instrument.

The effect of implementing these statements on the Company’s consolidated financial condition at January 1, 2001 was a decrease in deposits, an increase in other liabilities and an increase in accumulated other comprehensive income (net of tax of $45,000) of $2,607,000, $2,472,000 and $135,000, respectively. There was no effect on results of operations from the implementation of these Statements.

In the case of interest-rate exchange agreements that qualify for hedging accounting treatment, net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis as an adjustment to interest income or expense on the corresponding hedged assets and liabilities.

•	Other Off-Balance Sheet Instruments – In the ordinary course of business, the Company enters into off-balance sheet instruments consisting of commitments to extend credit, commitments under credit card arrangements and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company periodically evaluates the credit risks inherent in these commitments and commercial letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the years ended December 31, 2003, 2002 and 2001, the Company did not record any loss allowances in connection with risks involved in other off-balance sheet instruments. At December 31, 2003 and 2002, there were no additional off-balance sheet instruments other than those mentioned above.

Fair Value of Financial Instruments – The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these consolidated financial statements:

•	Cash and Due from Banks – The carrying amounts of cash and due from banks approximate their fair value.

•	Money Market Instruments – The fair value of money market instruments approximates their carrying amount given the relatively short period of time between origination of the instruments and their expected realization.

•	Trading Securities – For securities held for trading purposes, fair values are based on quoted market prices.

•	Investment Securities Available for Sale and Held to Maturity – The fair values of investment securities available for sale and held to maturity are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

•	Federal Home Loan Bank (FHLB) Stock – FHLB stock is valued at its redemption value.

•	Loans – Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, commercial, consumer, credit cards and other loans. Each loan category is further segmented into fixed and adjustable interest rate terms and by performing, nonperforming and loans with payments in arrears.

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

•	Mortgage Servicing Rights – The carrying amount of mortgage servicing rights, which is evaluated periodically for impairment, approximates the fair value (fair value is estimated considering prices for similar assets).

•	Deposits – The fair value of deposits with no stated maturity, such as passbook accounts, money market and checking accounts is equal to the amount payable on demand. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows using current rates for certificates of deposit with similar terms and remaining maturities. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

•	Securities Sold Under Agreements to Repurchase, Advances from FHLB and Mortgage Note Payable – The fair value of securities sold under agreements to repurchase, advances from FHLB and mortgage note payable is based on the discounted value using rates currently available to the Company for debt with similar terms and remaining maturities.

•	Accrued Interest – The carrying amounts of accrued interest approximate their fair values.

•	Interest Rate Swap and Interest Rate Option Contracts – The fair value of interest rate swap and interest rate option contracts was obtained from dealer quotes. This value represents the estimated amount the Company would receive or pay to terminate the contracts, at the reporting date, taking into account current interest rates and the current creditworthiness of the contracts counterparties.

•	Commitments to Extend Credit and Commercial Letters of Credit – The fair value of commitments to extend credit and commercial letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

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

Earnings per Share – Basic earnings per share represents income attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to the outstanding convertible preferred stock, which are determined using the if-converted method, and the outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (793,757 shares in 2003, 1,210,915 shares in 2002, and 1,212,905 shares in 2001) was antidilutive in 2003, 2002 and 2001. The effect of stock options was dilutive in 2003 and 2002, and antidilutive in 2001.

Basic and diluted earnings per share were computed as follows:

	2003	2002		2001

	(Dollars in thousands, except share data)
Basic and diluted earnings per common share:
Net income	$113,314	$85,963		$62,155
Less preferred stock dividends	(21,593)	(13,774)		(10,264)

Income attributable to common stockholders	$91,721	$72,189		$51,891

Weighted average number of common shares outstanding for the year	105,055,022	98,504,782	(1)	95,246,390	(1)
Dilutive potential common shares – stock options	3,033,716	1,162,745		268,978

Total	108,088,738	99,667,527		95,515,368

Basic earnings per common share	$0.87	$0.73	(1)	$0.54	(1)

Diluted earnings per common share	$0.85	$0.72	(1)	$0.54	(1)

(1)	Adjusted to reflect the three-for-two split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002, the three-for-two split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2004, respectively, and distributed both on December 10, 2003.

Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 became effective on January 1, 2003 and did not have a significant effect on the Company’s consolidated financial condition or results of operations.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Implementation of SFAS No. 144 did not have a significant effect on the Company’s consolidated financial statements.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Implementation of SFAS No. 146 did not have a significant effect on the Company’s consolidated financial condition or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost recognized since January 1, 2003 is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 were not restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the year ended December 31, 2003, was a charge of $1,031,000.

Prior to January 1, 2003, the Company followed the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense under this method was generally recognized for any excess of the quoted market price of the Company’s stock at the measurement date over the amount an employee must pay to acquire the stock. Since all options granted under those plans have an exercise price equal to the market value of the underlying common stock at the grant date, no compensation expense was recognized at the measurement date.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 were applicable for guarantees issued or modified after December 31, 2002. Adoption of the recognition and measurement provisions did not have a significant effect on the Company’s financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if these occur, receive a majority of the entity’s expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). The Company must apply FIN 46R to their interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. FIN 46R is not expected to have a significant effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Implementation of SFAS No. 149 did not have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003. For all other freestanding financial instruments, it became effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 applies to three categories of freestanding financial instruments (mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares). Instruments within the scope of SFAS No. 150 must be classified as liabilities in the statement of financial condition. Certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments have been subsequently deferred indefinitely by the FASB. The Company does not have mandatorily redeemable financial instruments outstanding. Implementation of SFAS No. 150 did not have a significant effect on the Company’s financial position or results of operations.

Reclassifications – Certain reclassifications have been made to prior year periods financial statements to conform with current period presentation.

2.	SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL:

The Company enters into purchases of securities under agreements to resell the same securities. These agreements are classified as secured loans and are reflected as assets in the consolidated statements of financial condition.

At December 31, 2003 and 2002, securities purchased under agreements to resell (classified by counterparty) were as follows:

	2003	2002

	(In thousands)
Credit Suisse First Boston	$200,000	$75,000
UBS Financial Services Incorporated of Puerto Rico	75,076	70,029
Popular Securities, Inc.	55,074	45,009
Doral Securities, Inc.	6,201	71,809

Total	$336,351	$261,847

    A comparative summary of securities purchased under agreements to resell as of December 31, were as follows:

	2003		2002

		Fair		Fair
		Value of		Value of
	Receivable	Underlying	Receivable	Underlying
Underlying Collateral	Balance	Collateral	Balance	Collateral

	(In thousands)
Investment securities:
U.S. Government and agencies obligations	$63,096	$64,371	$70,029	$71,294
Puerto Rico Government and agencies obligations	67,054	68,403	45,555	46,964
Commercial paper	—	—	7,910	8,074
Mortgage and asset-backed securities:
Government National Mortgage Association (GNMA) certificates	4,541	4,678	134,983	139,544
Federal National Mortgage Association (FNMA) certificates	201,660	268,567
Other	—	—	3,370	3,435

Total – excluding accrued interest receivable	$336,351	$406,019	$261,847	$269,311

Accrued interest receivable on securities purchased under agreements to resell	$2,159		$560

The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest. At December 31, 2003, repurchase agreements amounting to $136.4 million mature the next business day and $200.0 million mature over five years, on which the counterparties have the option to terminate the agreement quarterly, at each interest payment date. Securities purchased under agreements to resell are held in safekeeping, in the name of the Company, by Citibank N.A., the Company’s custodian, or are held by the counterparty. At December 31, 2003, all collateral was held by the counterparty.

Average outstanding balances and maximum month-end outstanding balances during the years ended December 31, 2003 and 2002, and weighted average interest rates for the year and at year end are indicated below:

	2003	2002

	(Dollars in
	thousands)
Monthly average outstanding balance	$246,211	$185,684
Maximum outstanding balance at any month-end	336,351	272,019
Weighted average interest rate:
For the year	2.98%	2.26%
At year end	3.11	2.44

3. INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

	(In thousands)
Available for sale:
Collateralized mortgage obligations (CMO)	$50,992	$—	$1,082	$49,910
Other investments	5,000	170	—	5,170

Total	$55,992	$170	$1,082	$55,080

Held to maturity:
U.S. Government and agencies obligations	$4,463,493	$15,632	$35,811	$4,443,314
Puerto Rico Government and agencies obligations	34,500	287	292	34,495
Commercial paper	174,976	—	—	174,976
Corporate notes	51,409	3,196	—	54,605

Subtotal	4,724,378	19,115	36,103	4,707,390

Mortgage and asset-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	7,297	445	—	7,742
GNMA certificates	9,753	475	—	10,228
FNMA certificates	4,542	303	—	4,845
CMO	969,898	444	69,573	900,769
Asset-backed securities	7,842	—	—	7,842

Subtotal	999,332	1,667	69,573	931,426

Total	$5,723,710	$20,782	$105,676	$5,638,816

All of the Company’s investment securities in an unrealized loss position at December 31, 2003 have been in such position for less than twelve months.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

	(In thousands)
Available for sale:
CMO	$144,378	$898	$—	$145,276
Corporate notes	12,580	—	2,199	10,381
Other investments	5,000	230	—	5,230

Total	$161,958	$1,128	$2,199	$160,887

Held to maturity:
U.S. Government and agencies obligations	$2,671,344	$7,783	$376	$2,678,751
Puerto Rico Government and agencies obligations	19,695	245	30	19,910
Commercial paper	74,997	—	—	74,997
Corporate notes	66,697	3,173	—	69,870

Subtotal	2,832,733	11,201	406	2,843,528

Mortgage and asset-backed securities:
FHLMC certificates	10,435	636	—	11,071
GNMA certificates	13,657	686	—	14,343
FNMA certificates	6,906	447	—	7,353
CMO	565,068	986	3,366	562,688
Asset-backed securities	72,258	250	8,112	64,396

Subtotal	668,324	3,005	11,478	659,851

Total	$3,501,057	$14,206	$11,884	$3,503,379

The amortized cost and fair value of investment securities available for sale and held to maturity at December 31, 2003, by contractual maturity (excluding mortgage and asset-backed securities), are shown below.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due within one year	$—	$—	$174,976	$174,976
Due after one year through five years	—	—	982,236	984,368
Due after five years through ten years	—	—	3,544,394	3,522,456
Due after ten years	5,000	5,170	22,772	25,590

Total	5,000	5,170	4,724,378	4,707,390
Mortgage and asset-backed securities	50,992	49,910	999,332	931,426

Total	$55,992	$55,080	$5,723,710	$5,638,816

Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the years ended December 31, 2003, 2002 and 2001, were as follows:

	2003	2002	2001

	(In thousands)
Proceeds from sales	$50,803	$661,090	$162,556
Gross realized gains	1,313	3,250	426
Gross realized losses	8,984	1,742	75

Unencumbered investment securities held to maturity at December 31, 2003, amounted to $522,434,000 after taking into account the investment securities pledged (Notes 7 and 18), those sold under agreements to repurchase (Note 8), those pledged to the Federal Reserve Bank of $6,000,000, and those pledged to the Puerto Rico Treasury Department (for Westernbank’s International Division) of $500,000.

Nontaxable interest income on investments for the years ended December 31, 2003, 2002 and 2001, amounted to $188,669,000, $163,387,000, and $131,112,000, respectively. Nontaxable interest income relates mostly to interest earned on government obligations of the United States and Puerto Rico, certain mortgage-backed securities, loans and investments of the Westernbank International division.

The Company evaluates its investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when a decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectations of recoverability of its original investment, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, available secondary market prices from broker/dealers, and the Company’s intention and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

During the quarter ended June 30, 2003, the Company, based upon additional information available from trustees, further ratings downgrading, a default on the scheduled interest payment in one of the CBO tranches and further declines in quoted market prices for such investments, reclassified the remaining portfolio of CBO’s and CLO’s to available for sale and subsequently on June 6, 2003 sold its entire portfolio of CBO’s and CLO’s. The sale of the portfolio, with an original total investment of $62.9 million and adjusted to a fair value of $45.4 million as of March 31, 2003, was completed at an additional loss of $7.0 million which was recorded during the quarter ended June 30, 2003.

As of December 31, 2003 and 2002, management concluded that there was no other-than-temporary impairment on its investment securities portfolio.

4.	LOANS:

The loan portfolio at December 31, consisted of the following:

	2003	2002

	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$2,269,380	$1,648,994
Conventional:
One-to-four-family residences	873,345	827,902
Other properties	2,233	2,447
Construction and land acquisition	207,593	186,208
Insured or guaranteed – Federal Housing Administration, Veterans Administration and others	19,117	17,201

Total	3,371,668	2,682,752

Plus (less):
Undisbursed portion of loans in process	(4,993)	(4,942)
Premium on loans purchased	1,016	1,485
Deferred loan fees – net	(9,615)	(5,624)

Total	(13,592)	(9,081)

Real estate loans – net	3,358,076	2,673,671

OTHER LOANS:
Commercial loans	526,105	382,416
Loans on deposits	30,805	32,803
Credit cards	54,832	56,658
Consumer loans	777,573	655,713
Plus (less):
Premium on loans purchased	2,281	3,225
Deferred loan fees – net and unearned interest	(4,946)	(3,015)

Other loans – net	1,386,650	1,127,800

TOTAL LOANS	4,744,726	3,801,471
ALLOWANCE FOR LOAN LOSSES	(61,608)	(47,114)

LOANS – NET	$4,683,118	$3,754,357

The Company originated commercial real estate loans during 2003 amounting to $1,009,872,000, with outstanding balances totaling $2,269,380,000 at December 31, 2003. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities. Foreign loans amounted to $2,485,000 and $2,701,000 at December 31, 2003 and 2002, respectively.

The Company originates mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, mortgage loans are designated as held for either sale or investment purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. At December 31, 2003 and 2002, mortgage loans with a cost of $2,568,000 and $7,456,000, respectively, were designated as held for sale.

The following table reflects the outstanding principal balance of non-accrual loans and the corresponding effect on earnings:

	2003	2002	2001

	(In thousands)
Outstanding principal balance at end of year	$31,246	$19,405	$14,113

Interest that would have been recorded if the loans had been performing and not been classified as non-accrual	$2,500	$1,102	$1,123

Loans serviced for others are not included in the consolidated statements of financial condition. At December 31, 2003 and 2002, the unpaid principal balance of these loans amounted to $309,974,000 and $311,058,000, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with the loans serviced for others, the Company held borrowers’ escrow balances of $951,000 and $960,000 at December 31, 2003 and 2002, respectively.

Mortgage servicing rights, included as other assets, amounted to $2,822,000 and $1,925,000 at December 31, 2003 and 2002, respectively. In 2003, 2002 and 2001, the Company capitalized mortgage servicing rights amounting to $1,544,000, $607,000 and $483,000, respectively. Amortization of mortgage servicing rights was $648,000, $772,000, and $477,000 in 2003, 2002, and 2001, respectively. At December 31, 2003 and 2002, the carrying value of mortgage servicing rights approximates fair value.

In the normal course of business, the Company engages in business transactions with its directors, executive officers, principal shareholders and organizations associated with them. Loans to related parties, mainly mortgage loans for purchase of the principal residence, are substantially on the same terms as loans to non-related parties. The aggregate amount of loans outstanding to related parties at December 31, 2003 and 2002 totaled $718,000 and $571,000, respectively.

Changes in the allowance for loan losses are summarized below:

	2003	2002	2001

	(In thousands)
Balance – at January 1	$47,114	$38,364	$28,928
Provision charged to income	27,048	15,083	12,278
Allowance acquired	—	—	2,892
Recoveries	2,311	1,632	1,304
Write-off of uncollectible accounts	(14,865)	(7,965)	(7,038)

Balance – at December 31	$61,608	$47,114	$38,364

The total investment in impaired commercial and construction loans at December 31, 2003 and 2002 was $50,305,000 and $50,589,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at December 31, 2003 and 2002. Impaired commercial and construction loans amounting to $28,217,000 and $26,074,000 at December 31, 2003 and 2002, respectively, were covered by a valuation allowance of $4,646,000 and $4,752,000, respectively. Impaired commercial and construction loans amounting to $22,088,000 and $24,515,000 at December 31, 2003 and 2002, respectively, did not require a valuation allowance in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The average investment in impaired commercial and construction loans during the years ended December 31, 2003, 2002 and 2001, amounted to $46,676,000, $46,147,000 and $20,293,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income during the years ended December 31, 2003, 2002 and 2001, amounted to $2,452,000, $4,041,000 and $1,716,000, respectively.

5.	FORECLOSED REAL ESTATE HELD FOR SALE:

Foreclosed real estate held for sale at December 31, consisted of the following:

	2003	2002

	(In thousands)
Balance, foreclosed real estate held for sale:
Residential (1 – 4 units)	$1,832	$701
Commercial	2,278	3,029

Total	4,110	3,730
Less valuation allowance	28	51

Foreclosed real estate held for sale – net	$4,082	$3,679

6.	PREMISES AND EQUIPMENT:

Premises and equipment at December 31, consisted of the following:

	2003	2002

	(In thousands)
Land	$30,722	$25,580
Buildings and improvements	55,086	51,027
Furniture and equipment	20,961	24,894
Leasehold improvements	13,124	12,312
Construction in progress	4,459	3,758

Total	124,352	117,571
Less accumulated depreciation and amortization	20,982	21,362

Total	$103,370	$96,209

7.	DEPOSITS AND INTEREST EXPENSE:

Deposits at December 31, consisted of the following:

	2003	2002

	(In thousands)
Noninterest bearings accounts	$192,760	$156,143
Passbook accounts	692,190	560,549
NOW accounts	218,616	138,434
Super NOW accounts	27,723	24,868
Money market accounts	198	15,303
Certificates of deposit	4,230,477	3,379,628

Total	5,361,964	4,274,925
Accrued interest payable	23,512	23,819

Total	$5,385,476	$4,298,744

The weighted average interest rate of all deposits at December 31, 2003 and 2002, was approximately 2.41% and 3.10%, respectively. At December 31, 2003, the aggregate amount of deposits in denominations of $100,000 or more was $719,933,000 ($619,280,000 at December 31, 2002). Deposits include brokered deposits of $3,510,482,000 and $2,546,000,000 at December 31, 2003 and 2002, respectively. Deposits of directors, executive officers, principal shareholders and organizations associated with them amounted to $9,255,000 and $8,287,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

Amount
Year Ending December 31,	(In thousands)
2004	$2,751,176
2005	379,919
2006	217,167
2007	130,246
2008	191,779
Thereafter	560,190

Total	$4,230,477

At December 31, 2003, the Company had pledged investment securities held to maturity with a carrying value of $9,662,000 and mortgage-backed securities held to maturity with a carrying value of $44,350,000 to secure public funds, and mortgage-backed securities held to maturity with a carrying value of $359,000 as bond requirement for individual retirement accounts.

A summary of interest expense on deposits for the years ended December 31, follows:

	2003	2002	2001

	(In thousands)
Passbook	$13,014	$12,520	$12,800
NOW, Super NOW and Money Market accounts	4,085	3,598	3,479
Certificates of deposit	97,656	98,256	113,397

Total	$114,755	$114,374	$129,676

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

The Company enters into sales of securities under agreements to repurchase (“reverse repurchase agreements”). Reverse repurchase agreements are classified as secured borrowings and are reflected as a liability in the consolidated statements of financial condition. During the years ended December 31, 2003 and 2002, all of the Company’s transactions were fixed-coupon reverse repurchase agreements including $482,848,000 and $433,198,000 at December 31, 2003 and 2002, respectively, of long-term agreements with fixed rate step-up schedule. During the period of such agreements, the securities were delivered to the counterparties. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities at the maturities of the agreements. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Reverse repurchase agreements at December 31, 2003, mature as follows: within 30 days $672,928,000; in 2004 $1,291,713,000; in 2005 $1,265,956,000; in 2006 $724,850,000; in 2007 $73,400,000 and $1,017,198,000 thereafter. At December 31, 2003, with respect to reverse repurchase agreements amounting to $2,240,198,000, excluding FHLB reverse repurchase agreements (Note 10), the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter.

At December 31, 2003 and 2002, securities sold under agreements to repurchase (classified by counterparty) were as follows:

	2003		2002

		Fair Value		Fair Value
	Borrowing	of Underlying	Borrowing	of Underlying
	Balance	Collateral	Balance	Collateral

	(In thousands)
UBS Financial Services Incorporated of Puerto Rico	$1,382,725	$1,435,734	$1,038,538	$1,070,657
Federal Home Loan Bank of New York	649,000	648,936	692,470	700,612
Lehman Brothers Inc. and affiliates	504,448	612,581	524,148	637,285
Merrill Lynch Government Securities Inc. and affiliates	529,951	535,440	334,900	344,561
Bear, Stearns and Company, Inc.	534,273	564,947	146,441	163,073
Credit Suisse First Boston	339,508	414,672	104,285	107,412
Salomon Smith Barney Inc. and affiliates	441,800	469,819	100,000	105,569
Prudential Securities	—	—	81,559	82,854
Morgan Stanley Dean Witter	431,950	445,362	75,000	76,817
Wachovia Securities	182,390	184,217	—	—
Doral Securities	50,000	50,766	—	—

Total	$5,046,045	$5,362,474	$3,097,341	$3,288,840

Borrowings under reverse repurchase agreements at December 31, were collateralized as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
Securities Underlying	Value of	Value of	Value of	Value of
Reverse Repurchase	Underlying	Underlying	Underlying	Underlying
Agreements	Collateral	Collateral	Collateral	Collateral

	(In thousands)
U.S. Government and agencies obligations – held to maturity	$4,255,219	$4,234,831	$2,556,076	$2,563,199
U.S. Government and agencies obligations purchased under agreements to resell	200,000	266,855	100,000	100,000
Mortgage-backed securities – held to maturity	880,486	813,352	621,680	620,228
Mortgage-backed securities – available for sale	48,471	47,436	—	—
Other investments – held to maturity	—	—	4,983	5,413

Total	5,384,176	$5,362,474	3,282,739	$3,288,840

Accrued interest receivable of underlying securities	48,973		20,198

Total	$5,433,149		$3,302,937

Average outstanding balances and maximum month-end outstanding balances during the years ended December 31, 2003 and 2002, and weighted average interest rates for the year and at year-end are indicated below:

	2003	2002

	(Dollars in thousands)
Monthly average outstanding balance	$3,910,573	$2,822,658
Maximum outstanding balance at any month-end	5,046,045	3,561,167
Weighted average interest rate:
For the year	2.54%	3.48%
At year end	2.36	3.03

9.	LINES OF CREDIT:

As of December 31, 2003 and 2002, Westernbank had line of credit agreements with four commercial banks permitting Westernbank to borrow a maximum aggregate amount of $125,000,000 (there were no borrowings outstanding as of December 31, 2003 and 2002, under such lines of credit). The agreements provide for unsecured advances to be used by Westernbank on an overnight basis. Interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK AND MORTGAGE NOTE PAYABLE:

Advances from Federal Home Loan Bank (“FHLB”) and mortgage note payable at December 31, consisted of the following:

	2003		2002
		Weighted		Weighted
		Interest		Interest
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
ADVANCES FROM FHLB:
Fixed rate convertible advances (1.20% to 6.66%)	$146,000	4.06%	$120,000	5.10%

MORTGAGE NOTE:
Fixed rate mortgage note	$37,234	8.05%	$37,822	8.05%

Advances and reverse repurchase agreements (Note 8) are received from the FHLB under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and reverse repurchase agreements, respectively. At December 31, 2003, convertible advances were secured by mortgage loans amounting to $288,566,000. At the advances’ and reverse repurchase agreements’ first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advances and reverse repurchase agreements, including any accrued interest, on such optional conversion date.

At December 31, 2003 and 2002, Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank Puerto Rico, had outstanding $37.2 million and $37.8 million, respectively, of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the (1) greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

Advances from FHLB and the mortgage note payable by contractual maturities at December 31, 2003, were as follows:

		Mortgage
	Advances	Note
Year Ending December 31,	from FHLB	Payable

	(In thousands)
2004	$40,000	$378
2005	14,000	418
2006	50,000	454
2007	—	492
2008	—	526
Thereafter	42,000	34,966

Total	$146,000	$37,234

11.	INCOME TAXES:

Under the Puerto Rico Internal Revenue Code (the “Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, Westernbank, SRG Net, Inc. and Westernbank Insurance Corp. are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, elected to be treated as a special partnership under the Code; accordingly, its net income is taxed by Westernbank.

The Code provides a dividend received deduction of 100%, on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, Westernbank International division operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. As a result of the above, the Company’s effective tax rate is substantially below the statutory rate.

Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE net income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter; of the net taxable income of Westernbank, including its IBE net taxable income. Westernbank’s IBE carries on its books a significant amount of securities, which are indeed tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. Management estimates that the provisions of the Act will not have a significant effect in the Company’s result of operations.

The provision for income taxes for the years ended December 31, consisted of the following:

	2003	2002	2001

	(In thousands)
Current	$29,346	$18,619	$11,750
Deferred	(8,575)	(2,518)	(3,246)

Total	$20,771	$16,101	$8,504

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the years ended December 31, is as follows:

	2003	2002	2001

	(In thousands)
Computed at Puerto Rico statutory rate	$52,293	$39,805	$27,557
Effect on provision of:
Exempt interest income, net	(34,078)	(25,700)	(20,791)
Net nondeductible expenses	169	12	26
Other	2,387	1,984	1,712

Provision for income tax as reported	$20,771	$16,101	$8,504

Statutory tax rate	39%	39%	39%

Effective tax rate	15%	16%	12%

Deferred income tax assets (liabilities) as of December 31, consisted of the following:

	2003	2002

	(In thousands)
Allowance for loan losses	$22,899	$17,247
Unrealized gain in valuation of derivative instruments	(746)	(137)
Mortgage servicing rights	(1,100)	(751)
Allowance for foreclosed real estate held for sale	4	6
Capital loss on sale of investment securities	5,699	—
Other temporary differences	(128)	(32)

Total	26,628	16,333
Less valuation allowance	1,718	6

Deferred income taxes, net	$24,910	$16,327

Changes in the valuation allowance for deferred income tax assets were as follows:

	2003	2002	2001

	(In thousands)
Balance – at January 1	$6	$39	$39
Increase (decrease) in valuation allowance	1,712	(33)	—

Balance – at December 31	$1,718	$6	$39

Realization of deferred tax assets is dependent on generating sufficient future taxable income or capital gains. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income or capital gains are not met.

12.	NET (LOSS) GAIN ON SALES AND VALUATION OF LOANS, SECURITIES AND OTHER ASSETS:

Net gain (loss) on sales and valuation of loans, securities and other assets for the years ended December 31, consisted of the following:

	2003	2002	2001

	(In thousands)
Trading account securities, mainly related to loans securitized	$1,657	$(866)	$(192)
Investment securities available for sale	(7,671)	1,508	351
Impairment on investment securities held to maturity	(15,701)	—	—
Mortgage loans held for sale	2	306	(26)
Gain on sale of real estate owned	764	—	—
Other	—	2	27

	$(20,949)	$950	$160

13.	COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

The Company, as a Puerto Rico chartered financial holding company, and its subsidiaries are each subject to extensive federal and local governmental supervision and regulation relating to its financial holding company status and each banking and insurance business. There are laws and regulations that restrict transactions between the Company and its subsidiaries. In addition, the Company benefits from favorable tax treatment of activities relating to the Westernbank International Division. Any change in such regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the applicable local legislatures, could have a substantial impact on the companies’ operations.

At December 31, 2003, the Company is obligated under non-cancelable operating leases for banking premises. Certain leases contain escalation clauses providing for increased rental. Rent expense amounted to $2,576,000, $2,435,000, and $1,943,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The projected minimum rental payments under the leases with initial or remaining terms of more than one year, without considering renewal options, and expiring through 2025 are as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2004	$2,103
2005	2,136
2006	2,028
2007	1,766
2008	1,333
Thereafter	14,701

Total	$24,067

14.	RETIREMENT BENEFIT PLANS:

Pension Plan

The Company established a retirement plan for directors who were not also executive officers and who elected to retire after January 1, 1988. The Plan generally provided pension benefits ranging from 80% to 100% of the Director’s average remuneration based on consecutive years of service (vesting started after six years) and average earnings during the last five years (three years if the Director has served longer than 25 years). On February 24, 1989, the Plan was substantially amended to limit the pension benefits to only those directors who were founders of the Company, had attained the age of 50 years and had served for 25 consecutive years on the Board. The amended plan provided for pension benefits equal to the Director’s average remuneration during the last three years of service. The other Directors (non-founders) by approving this amendment waived and renounced their pension benefits under the Plan. The Plan was unfunded as of December 31, 2003 and 2002. The accumulated benefit obligation under this Plan is $136,000 and $159,000 as of December 31, 2003 and 2002, respectively.

Profit-Sharing and Defined Contributions Plans

The Company has a non-contributory deferred profit-sharing plan, covering substantially all of its employees, which provides for retirement and disability benefits. The Company’s contribution to the profit-sharing plan is discretionary. The Company’s contributions for the years ended December 31, 2003, 2002 and 2001 were $250,000 for each year.

The Company has a defined contribution plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company who have one year of service and are twenty-one years or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to a specified maximum. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company’s contributions plus actual earnings thereon are 100 percent vested after three years of credited service. In case of death or disability, a participant will be 100 percent vested regardless of the number of years of credited service. The Company’s contributions for the years ended December 31, 2003, 2002 and 2001, amounted to $329,000, $305,000 and $286,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Companies to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Companies met all capital adequacy requirements to which they are subject.

As of March 31, 2003, Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At December 31, 2003, there are no conditions or events that management believes have changed Westernbank’s category.

The Companies’ actual capital amounts and ratios as of December 31, 2003 and 2002, are also presented in the table below:

					Minimum To
					Be Well
					Capitalized
					Under Prompt
			Minimum		Corrective
			Capital		Action
	Actual		Requirement		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$886,360	14.87%	$476,996	8%	N/A	N/A
Westernbank	880,001	14.76	462,167	8	$577,709	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$826,618	13.98%	$236,034	4%	N/A	N/A
Westernbank	819,393	13.87	228,619	4	$342,929	6%
Tier I Capital to Average Assets:
Consolidated	$826,618	7.22%	$343,586	3%	N/A	N/A
Westernbank	819,393	7.19	341,507	3	$569,179	5%
As of December 31, 2002:
Total Capital to Risk Weighted Assets:
Consolidated	$631,037	13.83%	$365,016	8%	N/A	N/A
Westernbank	613,574	13.46	364,606	8	$455,757	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$583,923	12.93%	$180,623	4%	N/A	N/A
Westernbank	566,460	12.56	180,418	4	$270,628	6%
Tier I Capital to Average Assets:
Consolidated	$583,923	7.21%	$242,942	3%	N/A	N/A
Westernbank	566,460	7.02	241,921	3	$403,202	5%

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

During 2003, 2002 and 2001, the Company acquired and retired shares of common stock as follows: $33,000 (1,903 shares) in 2003; $42,000 (1,678 shares) in 2002; and $28,000 (1,700 shares) in 2001.

On November 4, 2003, the Company declared a three-for-two split in the form of a stock dividend on its common stock, for stockholders of record as of November 28, 2003, distributed on December 10, 2003. The effect of the stock split was a decrease in retained earnings and an increase in common stock of approximately $34.7 million.

On November 11, 2003, the Company declared a two percent (2%) stock dividend, for stockholders of record as of November 28, 2003, distributed on December 10, 2003. The effect of the stock dividend was a decrease in retained earnings, an increase in paid-in-capital and an increase in common stock of approximately $35.2 million, $33.1 million and $2.1 million, respectively.

During 2003, the Company issued 4,232,000 and 2,640,000 shares of the Company’s Series F and Series G Preferred Stock, respectively, providing a net capital infusion of $102.2 million and $63.7 million, respectively.

During 2003, the Company issued 765,000 shares of common stock (as adjusted) upon exercised of stock options by an executive officer of the Company (Note 17 — Stock Option Plans).

On June 17, 2002, the Company declared a three-for-two split in the form of a stock dividend on its common stock, for all stockholders of record as of June 28, 2002, distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock of approximately $20.8 million.

During 2002, the Company issued 6,095,000 and 1,725,000 shares of the Company’s Common Stock and Series E Preferred Stock, respectively, providing a net capital infusion of approximately $97.9 million and $41.5 million, respectively.

During 2003 and 2002, 419,254 and 2,000 shares, respectively, of the convertible preferred stock Series A were converted for 625,717 and 2,984 shares of common stock, respectively. At December 31, 2003 and 2002, the Company had outstanding 797,746 and 1,217,000 shares, respectively, of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A.

The Company has issued the following non-cumulative, monthly income preferred stock (liquidation preference $25 per share):

			Issuance		Proceeds From
Issuance	Type of Preferred	Dividend	Price Per	Shares	Issuance, Net of	Issuance
Year	Stock	Rate	Share	Issued	Issuance Costs	Costs
1998	Convertible, 1998 Series A	7.125%	$25	1,219,000	$29,143,000	$1,332,000
1999	Non-convertible, 1999 Series B	7.250	25	2,001,000	48,273,000	1,752,000
2001	Non-convertible, 2001 Series C	7.600	25	2,208,000	53,103,000	2,097,000
2001	Non-convertible, 2001 Series D	7.400	25	1,791,999	43,238,000	1,562,000
2002	Non-convertible, 2002 Series E	6.875	25	1,725,000	41,463,000	1,662,000
2003	Non-convertible, 2003 Series F	6.700	25	4,232,000	102,192,000	3,608,000
2003	Non-convertible, 2003 Series G	6.900	25	2,640,000	63,671,000	2,329,000

Total				15,816,999	$381,083,000	$14,342,000

The preferred stock rank senior to the Company’s common stock as to dividends and liquidation rights. Each share of the 1998 Series A preferred stock is convertible, at the holder’s option, at any time on or after the 90th day following the issue date, into .995 shares of the Company’s common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $10.89 (as adjusted) per share of common stock.

The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the twelve month period beginning July 1 for the 1998 Series A, May 28 for the 1999 Series B, March 30 for the 2001 Series C, August 1 for the 2001 Series D, October 31 for the 2002 Series E, May 30 for the 2003 Series F and August 29 for the 2003 Series G of the years indicated below, plus accrued and unpaid dividends, if any, to the date of redemption:

	Redemption Price per Share
December 31,	Series A	Series B	Series C	Series D	Series E	Series F	Series G
2003	$25.75	—	—	—	—	—	—
2004	25.50	$26.00	—	—	—	—	—
2005	25.25	25.50	—	—	—	—	—
2006	25.00	25.00	$25.50	$25.50	—	—	—
2007	25.00	25.00	25.25	25.25	$25.50	—	—
2008	25.00	25.00	25.00	25.00	25.25	$25.50	$25.50
2009	25.00	25.00	25.00	25.00	25.00	25.25	25.25
2010 and thereafter	25.00	25.00	25.00	25.00	25.00	25.00	25.00

17.	STOCK COMPENSATION PLANS:

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 9,639,000 shares (as adjusted) of common stock can be granted. Also, options for up to 9,639,000 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. At December 31, 2003, the Company had outstanding 4,863,000 options (as adjusted) under the 1999 Qualified Stock Option Plan. These options were granted to various executive officers and employees, which will become fully exercisable after five years following the grant date. During 2002 and 2001, the Company granted 187,000 and 172,000 options (as adjusted), respectively, to various executive officers. No options were granted during 2003. During 2003, one of the Company’s executive officers exercised 765,000 options (as adjusted) under the Company’s 1999 Qualified Option Plan at an exercise price of $4.36. No options were exercised in 2002 and 2001. No options were forfeited in 2003, 2002 and 2001.

The Company has only three exercise prices for options granted, all of them granted at three different dates. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2003:

	Outstanding		Exercisable

		Weighted
		Average
	Number	Contract	Number
Exercise Prices(1)	Options(1)	Life (Years)	Options(1)
$4.36	4,503,000	6.13	2,396,000
$5.12	172,000	7.38	69,000
$10.36	188,000	8.56	37,000

Total	4,863,000	6.27	2,502,000

(1)	Adjusted to reflect the three-for-two split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002, the three-for-two split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, and distributed both on December 10, 2003.

18.	FINANCIAL INSTRUMENTS:

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

Commitments to Extend Credit and Commercial Letters of Credit

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

The contract amount of financial instruments, whose amounts represent credit risk at December 31, was as follows:

	2003	2002

	(In thousands)
Commitments to extend credit:
Fixed rates	$11,541	$16,710
Variable rates	243,825	161,902
Unused lines of credit:
Commercial	80,008	64,037
Credit cards and other	94,259	77,776
Commercial letters of credit	12,287	4,574
Commitments to purchase mortgage loans	200,000	100,000

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

The Company enters into interest-rate swap contracts in managing its interest rate exposure. Interest-rate swap contracts generally involve the exchange of fixed and floating-rate interest-payment obligations without the exchange of the underlying principal amounts. Entering into interest-rate swap contracts involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest rate risk associated with unmatched positions. Interest-rate swaps are the most common type of derivative contracts that the Company utilizes. The Company currently utilizes interest rate swaps to convert its fixed-rate certificates of deposit (liabilities) to a variable rate, and to convert certain equity linked deposits to a fixed rate. By entering into the swap, the principal amount of the hedged item would remain unchanged but the interest payment streams would change.

Interest-rate swap contracts used to convert its fixed-rate certificates of deposit (liabilities) to a variable rate mature between one to twenty years with a right by the counterparty to call after the first anniversary. The Company has an identical right to call the certificates of deposit.

In addition, the Company offers its customers certificates of deposit which contain an embedded derivative tied to the performance of Standard & Poor’s 500 Composite Stock Index that is bifurcated from the host deposit and recognized in the consolidated statements of financial condition in accordance with SFAS No. 133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses interest rate swap and option agreements with major broker dealer companies to manage its exposure to the stock market. Under the terms of the swap agreements, the Company will receive the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. Under the option agreements, the Company also will receive the average increase in the month-end value of the index but in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative instrument of the certificates of deposit and the interest rate swap and option agreements do not qualify for hedge accounting, these derivative instruments are marked to market through earnings.

Interest rate options are contracts that transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. The Company payed a premium for the right to receive the average increase of the month end value of the stock index. The credit risk inherent in options is the risk that the exchange party may default.

Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of December 31, was as follows:

	Notional Amount
Type of Contract	2003	2002

	(In thousands)
Hedging activities:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$636,818	$528,227

Derivates not designated as hedge:
Interest rate swaps (unmatched portion)	$3,182	$1,773
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	85,811	65,134
Purchased options used to manage exposure to the stock market on stock indexed deposits	50,343	28,773

Total	$175,665	$132,009

At December 31, 2003 and 2002, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $12.2 million and $8.0 million, respectively, which was recorded as “Other liabilities” and as a decrease to the hedged “Deposits” in the accompanying consolidated statements of financial condition.

At December 31, 2003, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $4.4 million and was recorded as part of “Deposits” in the accompanying December 31, 2003, consolidated statement of financial condition.

At December 31, 2002, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $6.1 million and was recorded as part of “Other assets” $1.4 million, “Deposits” $1.6 million and “Other liabilities” $5.9 million in the accompanying December 31, 2002, consolidated statement of financial condition.

A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at December 31, follows:

	2003	2002

	(Dollars in
	thousands)
Pay floating/receive fixed:
Notional amount	$640,000	$530,000
Weighted average receive rate at year end	4.85%	5.67%
Weighted average pay rate at year end	1.28%	1.90%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .45% to plus .25%	100%	100%

The changes in notional amount of swaps outstanding during the years ended December 31, follows:

	2003	2002

	(In thousands)
Beginning balance	$566,329	$636,329
New swaps	437,500	316,000
Called and matured swaps	(327,500)	(386,000)

Ending balance	$676,329	$566,329

At December 31, 2003, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

		Embedded	Purchased
Year Ending December 31,	Swaps	Options	Options

	(In thousands)
2004	$25,000	$—	$—
2005	15,000	—	—
2006	46,329	37,952	1,623
2007	7,500	27,150	27,150
2008	10,000	20,709	21,570
Thereafter	572,500	—	—

Total	$676,329	$85,811	$50,343

Swap agreements amounting to $640,000,000 at December 31, 2003, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on $636,818,000 of hedged certificates of deposit). During the years ended December 31, 2003 and 2002, various counterparties of swap agreements exercised their option to cancel their swaps and immediately, the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At December 31, 2003, the carrying value of the specific collateral held by the counterparties consisted of investments securities held to maturity of $4,700,000.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31, were as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
Financial Assets:
Cash and due from banks	$92,811	$92,811	$76,080	$76,080
Federal funds sold and securities purchased under agreements to resell	649,852	649,852	459,147	459,147
Interest-bearing deposits in banks	37,767	37,767	17,459	17,459
Investment securities available for sale	55,080	55,080	160,887	160,887
Investment securities held to maturity	5,723,710	5,638,816	3,501,057	3,503,379
Federal Home Loan Bank stock	39,750	39,750	43,322	43,322
Mortgage loans held for sale	2,555	2,555	7,446	7,446
Loans (excluding allowance for loan losses)	4,744,726	4,766,373	3,801,471	3,867,590
Accrued interest receivable	75,567	75,567	46,653	46,653
Mortgage servicing rights	2,822	2,822	1,925	1,925
Derivative options purchased	—	—	1,495	1,495
Financial Liabilities:
Deposits:
Non-interest bearing	192,760	192,760	156,143	156,143
Interest bearing	5,169,204	5,168,656	4,118,782	4,143,616
Securities sold under agreements to repurchase	5,046,045	5,223,733	3,097,341	3,241,180
Advances from FHLB	146,000	148,788	120,000	123,631
Mortgage note payable	37,234	40,916	37,822	40,701
Accrued interest payable	39,801	39,801	35,491	35,491
Interest rate swaps in a net payable position	16,663	16,663	13,955	13,955
Other	4,307	4,307	3,198	3,198

	2003		2002

	Contract or		Contract or
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(In thousands)
Off-Balance Sheet Items
Liabilities:
Commitments to extend credit	$255,366	$(1,628)	$178,612	$(1,588)
Unused lines of credit:
Commercial	80,008	(236)	64,037	(125)
Credit cards and other	94,259	(236)	77,776	(254)
Commercial letters of credit	12,287	(123)	4,574	(46)
Commitments to purchase mortgage loans	200,000	—	100,000	—

19.	RESERVE FUND:

The Banking Law of Puerto Rico requires that a reserve fund be established by banking institutions and that annual transfers of at least 10% of net income be made, until such reserve fund equals 10% of total deposits or total paid-in capital, whichever is greater. Such transfers restrict the retained earnings, which would otherwise be available for dividends.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations (in thousands except for per share data):

2003	March 31		June 30		Sept. 30		Dec. 31
Total interest income	$103,348		$110,507		$116,435		$131,604
Total interest expense	53,711		54,230		54,323		60,322

Net interest income	49,637		56,277		62,112		71,282
Provision for loan losses	6,228		6,597		7,892		6,331

Net interest income after provision for loan losses	43,409		49,680		54,220		64,951
Total other income (loss), net	(8,299)		285		7,473		7,187
Total operating expenses	(19,199)		(19,766)		(21,872)		(23,984)

Income before income taxes	15,911		30,199		39,821		48,154
Provision for income taxes	1,032		4,545		5,183		10,011

Net income	$14,879		$25,654		$34,638		$38,143

Basic earnings per common share	$0.10	(1)	$0.20	(1)	$0.27	(1)	$0.30	(1)

Diluted earnings per common share	$0.10	(1)	$0.20	(1)	$0.26	(1)	$0.29	(1)

2002	March 31		June 30		Sept. 30		Dec. 31
Total interest income	$88,688		$94,469		$98,337		$104,240
Total interest expense	51,343		54,254		56,299		56,619

Net interest income	37,345		40,215		42,038		47,621
Provision for loan losses	3,624		3,467		3,828		4,164

Net interest income after provision for loan losses	33,721		36,748		38,210		43,457
Total other income, net	5,152		4,838		7,348		6,507
Total operating expenses	(16,754)		(17,605)		(19,731)		(19,827)

Income before income taxes	22,119		23,981		25,827		30,137
Provision for income taxes	4,227		3,911		3,152		4,811

Net income	$17,892		$20,070		$22,675		$25,326

Basic earnings per common share	$0.15	(1)	$0.18	(1)	$0.20	(1)	$0.20	(1)

Diluted earnings per common share	$0.15	(1)	$0.18	(1)	$0.20	(1)	$0.19	(1)

(1)	Adjusted to reflect the three-for-two split in the form of a stock dividend on our common stock declared on June 17, 2002, and distributed on July 10, 2002, the three-for-two split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, and distributed both on December 10, 2003.

21.	SEGMENT INFORMATION:

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

Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2003, 2002 and 2001, and for the years then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and purchasing of loans. Loans outstanding at December 31, 2003, 2002 and 2001 amounted to $73,581,000, $56,833,000, and $24,656,000, respectively.

Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE net income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter; of the net taxable income of Westernbank, including its IBE net taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are indeed tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. Management estimates that the provisions of the Act will not have a significant effect in the Company’s result of operations.

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

	As of and for the year ended December 31, 2003
			Total
			Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total

	(In thousands)
Interest income:
Consumer loans	$74,562	$—	$74,562	$—	$—	$74,562
Commercial loans	117,132	4,250	121,382	—	—	121,382
Asset-based loans	—	—	—	33,652	—	33,652
Mortgage loans	46,253	—	46,253	—	—	46,253
Treasury and investment activities	95,269	90,090	185,359	2,378	(1,692)	186,045

Total interest income	333,216	94,340	427,556	36,030	(1,692)	461,894
Interest expense	170,303	43,703	214,006	10,272	(1,692)	222,586

Net interest income	162,913	50,637	213,550	25,758	—	239,308

Provision for loan losses	(24,961)	—	(24,961)	(2,087)	—	(27,048)

Other income (loss), net:
Service charges on deposits and other fees	21,479	481	21,960	221	(221)	21,960
Trust account fees	—	—	—	933	—	933
Insurance commission fees	—	—	—	2,087	—	2,087
Asset-based lending related fees	—	—	—	2,851	—	2,851
Other	(20,608)	(577)	(21,185)	—	—	(21,185)

Total other income (loss), net	871	(96)	775	6,092	(221)	6,646

Equity in income of subsidiaries	380	—	380	114,756	(115,136)	—

Total net interest income and other income	$139,203	$50,541	$189,744	$144,519	$(115,357)	$218,906

Total assets	$9,252,118	$2,769,292	$12,021,410	$1,791,343	$(2,293,313)	$11,519,440

	As of and for the year ended December 31, 2002
			Total
			Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total

	(In thousands)
Interest income:
Consumer loans	$52,818	$—	$52,818	$—	$—	$52,818
Commercial loans	100,328	2,615	102,943	—	—	102,943
Asset-based loans	—	—	—	15,800	—	15,800
Mortgage loans	49,114	—	49,114	—	—	49,114
Treasury and investment activities	66,485	97,821	164,306	1,875	(1,122)	165,059

Total interest income	268,745	100,436	369,181	17,675	(1,122)	385,734
Interest expense	161,948	51,914	213,862	6,673	(1,122)	219,413

Net interest income	106,797	48,522	155,319	11,002	—	166,321

Provision for loan losses	(13,179)	—	(13,179)	(1,904)	—	(15,083)

Other income, net:
Service charges on deposits and other fees	18,678	237	18,915	199	(199)	18,915
Trust account fees	—	—	—	604	—	604
Insurance commission fees	—	—	—	1,414	—	1,414
Asset-based lending related fees	—	—	—	1,572	—	1,572
Other	1,805	433	2,238	—	—	2,238

Total other income, net	20,483	670	21,153	3,789	(199)	24,743

Equity in income of subsidiaries	217	—	217	86,048	(86,265)	—

Total net interest income and other income	$114,318	$49,192	$163,510	$98,935	$(86,464)	$175,981

Total assets	$6,649,595	$2,083,259	$8,732,854	$1,292,391	$(1,820,168)	$8,205,077

	As of and for the year ended December 31, 2001
			Total
			Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total

	(In thousands)
Interest income:
Consumer loans	$43,561	$—	$43,561	$—	$—	$43,561
Commercial loans	93,944	2,315	96,259	—	—	96,259
Asset-based loans	—	—	—	7,319	—	7,319
Mortgage loans	60,246	—	60,246	—	—	60,246
Treasury and investment activities	57,705	77,525	135,230	1,083	(363)	135,950

Total interest income	255,456	79,840	335,296	8,402	(363)	343,335
Interest expense	174,888	40,243	215,131	3,501	(363)	218,269

Net interest income	80,568	39,597	120,165	4,901	—	125,066

Provision for loan losses	(12,070)	—	(12,070)	(208)	—	(12,278)

Other income, net:
Service charges on deposits and other fees	17,225	158	17,383	198	(198)	17,383
Trust account fees	—	—	—	256	—	256
Insurance commission fees	—	—	—	596	—	596
Asset-based lending related fees	—	—	—	624	—	624
Other	(1,283)	605	(678)	—	—	(678)

Total other income, net	15,942	763	16,705	1,674	(198)	18,181

Equity in income of subsidiaries	(192)	—	(192)	62,014	(61,822)	—

Total net interest income and other income	$84,248	$40,360	$124,608	$68,381	$(62,020)	$130,969

Total assets	$4,514,001	$1,825,915	$6,339,916	$642,398	$(1,094,120)	$5,888,194

22.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to W Holding Company, Inc. is as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION (PARENT COMPANY ONLY)

	December 31,
	2003	2002

	(In thousands)
ASSETS
Cash	$1,803	$275
Federal fund sold	—	1,000
Dividends and other accounts receivable from bank subsidiary	1,539	1,556
Investment security held to maturity	5,569	14,208
Investment in bank subsidiary	820,282	567,285
Investment in nonbank subsidiary	2,089	2,475
Accrued interest receivable	70	70
Other assets	43	—

TOTAL ASSETS	$831,395	$586,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable	$2,737	$1,931
Other liabilities	149	190

Total Liabilities	2,886	2,121
Stockholders’ equity	828,509	584,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$831,395	$586,869

CONDENSED STATEMENTS OF INCOME (PARENT COMPANY ONLY)

	Years Ended December 31,
	2003	2002	2001

	(In thousands)
Dividends from subsidiaries	$28,425	$27,820	$22,138
Interest income on investment security	686	752	720

Total income	29,111	28,572	22,858
Operating expenses	2,110	842	512

Income before income taxes and increase in undistributed earnings of subsidiaries	27,001	27,730	22,346
Provision (credit) for income taxes – current	18	(4)	67

Income before increase in undistributed earnings of subsidiaries	26,983	27,734	22,279
Increase in undistributed earnings from:
Bank subsidiary	85,217	57,527	39,603
Nonbank subsidiary	1,114	702	273

Net income	$113,314	$85,963	$62,155

CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended December 31,
	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$113,314	$85,963	$62,155
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in undistributed earnings of subsidiaries	(86,331)	(58,229)	(39,876)
Effect of stock options granted to employees	1,031	—	—
Amortization of premium (discount) on investment securities held to maturity	138	—	—
(Increase) decrease in dividends and other accounts receivable from bank subsidiary	17	14,973	(700)
Increase in other assets	(43)	—	—
Increase in other liabilities	(41)	678	67

Net cash provided by operating activities	28,085	43,385	21,646

Cash flows from investing activities:
Increase in advance to bank subsidiary	—	—	(15,000)
Net decrease (increase) in federal funds sold	1,000	(1,000)	—
Investment securities available for sale:
Purchases	—	(30,000)	—
Maturities	—	30,000	—
Capital contributions in subsidiaries	(166,113)	(139,338)	(81,740)
Purchase of nonbank subsidiary, net of cash acquired	—	—	(1,070)
Investment securities held to maturity:
Purchases	(10,867)	(15,755)	—
Proceeds from redemptions and repayment	19,368	994	—

Net cash used in investing activities	(156,612)	(155,099)	(97,810)

Cash flows from financing activities:
Issuance of stocks	165,863	139,338	96,341
Repurchase of common stock for retirement	(33)	(42)	(28)
Stock options exercised	3,334	—	—
Dividends paid	(39,109)	(27,308)	(20,148)

Net cash provided by financing activities	130,055	111,988	76,165

Net increase in cash	1,528	274	1
Cash at beginning of year	275	1	—

Cash at end of year	$1,803	$275	$1

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

23.	SUBSEQUENT EVENT:

On January 27, 2004 and January 30, 2004, three of the Company’s executive officers exercised 69,000, 100,000 and 46,000 options, respectively, under the Company’s 1999 Qualified Option Plan (See Note 17) at an exercise price of $4.36 (169,000 options) and $5.12 (46,000 options).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information responsive to this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information responsive to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information responsive to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information responsive to this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2004 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

•	Report of Independent Accountants

•	Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2003

•	Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income for each of the three years in the period ended December 31, 2003

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

•	Notes to Consolidated Financial Statements

(2)	Not applicable.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

NO.	EXHIBIT
3.1	Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975)

3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, Filed on November 29, 2001

10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 No. 333-76975)

10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 333-76975)

21.1	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the last quarter of the period covered by this report, the Company filed the following Current Reports on Form 8-K:

On November 4, 2003, the Company filed a press release announcing that its Board of Directors had declared a three-for-two stock split on the Company’s common stock to be effected in the form of a stock dividend.

On November 11, 2003, the Company filed a press release announcing a 2% stock dividend on the Company’s common stock.

(c) See (a) (3) above for all exhibits filed herewith and the Exhibit Index.

(d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W Holding Company, Inc.

By: /s/ FRANK C. STIPES

Frank C. Stipes, Chairman of the	Date: March 12, 2004
Board, Chief Executive Officer
and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANK C. STIPES

Frank C. Stipes,
Chairman of the Board,	Date: March 12, 2004
Chief Executive Officer and President

/s/ CESAR A. RUIZ

Cesar A. Ruiz, Director	Date: March 12, 2004

/s/ PEDRO R. DOMINGUEZ

Pedro R. Dominguez,
Director	Date: March 12, 2004

/s/ CORNELIUS TAMBOER

Cornelius Tamboer,
Director	Date: March 12, 2004

/s/ FREDESWINDA G. FRONTERA

Fredeswinda G. Frontera,
Directress	Date: March 12, 2004

/s/ HECTOR L. DEL RIO

Hector L. del Rio,
Director	Date: March 12, 2004

/s/ JUAN C. FRONTERA

Juan C. Frontera,
Director	Date: March 12, 2004

/s/ FREDDY MALDONADO

Freddy Maldonado	Date: March 12, 2004

Chief Financial Officer and Vice
President of Finance and Investment

EXHIBIT INDEX

EXHIBIT
NO.	EXHIBIT
3.1	Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975)

3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, Filed on November 29, 2001

10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 No. 333-76975)

10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 333-76975)

21.1	Subsidiaries of the Registrant

23.1	Independent Auditors’ Consent

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.