Form 10-Q
period 2004-03-31
W HOLDING CO INC
filed 2004-05-07
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission File Number 000-27377

W HOLDING COMPANY, INC.

(Exact name of Registrant as Specified in its Charter)

Commonwealth of Puerto Rico	66-0573197
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification Number)
or Organization)

19 West McKinley Street
Mayagüez, Puerto Rico 00681
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

As of April 30, 2004, there were 106,738,876 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

Part I. Financial Information

Item I. Financial Statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$86,378	$92,811
Money market instruments:
Federal funds sold and securities purchased under agreements to resell	799,320	649,852
Interest-bearing deposits in banks	44,130	37,767
Investment securities available for sale, at fair value	42,603	55,080
Investment securities held to maturity, at amortized cost with a fair value of $5,921,217 in 2004 and $5,638,816 in 2003	5,937,163	5,723,710
Federal Home Loan Bank stock, at cost	39,250	39,750
Mortgage loans held for sale, at lower of cost or fair value	3,405	2,555
Loans, net of allowance for loan losses of $66,660 in 2004 and $61,608 in 2003	4,953,852	4,683,118
Accrued interest receivable	70,857	75,567
Foreclosed real estate held for sale, net	3,951	4,082
Premises and equipment, net	105,088	103,370
Deferred income taxes, net	26,741	24,910
Other assets	33,203	26,868

Total	$12,145,941	$11,519,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$5,716,595	$5,385,476
Federal funds bought and securities sold under agreements to repurchase	5,321,148	5,046,045
Advances from Federal Home Loan Bank	136,000	146,000
Mortgage note payable	37,144	37,234
Advances from borrowers for taxes and insurance	3,229	4,307
Other liabilities	73,568	71,869

Total liabilities	11,287,684	10,690,931

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference $25 per share - $383,136,400 at March 31, 2004 and $384,893,625 at December 31, 2003); authorized 20,000,000 shares; issued and outstanding 15,325,456 shares at March 31, 2004 and 15,395,745 shares at December 31, 2003	15,325	15,396
Common stock - $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 106,666,275 shares at March 31, 2004 and 106,290,294 shares at December 31, 2003	106,666	106,290
Paid-in capital	515,688	514,800
Retained earnings:
Reserve fund	47,456	43,375
Undivided profits	173,355	149,581
Accumulated other comprehensive loss	(233)	(933)

Total stockholders’ equity	858,257	828,509

TOTAL	$12,145,941	$11,519,440

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31,
	2004	2003
INTEREST INCOME:
Loans, including loan fees	$73,273	$63,418
Investment securities	47,419	28,584
Mortgage and asset-backed securities	10,242	8,746
Money market instruments	3,473	2,600

Total interest income	134,407	103,348

INTEREST EXPENSE:
Deposits	31,459	29,048
Federal funds bought and securities sold under agreements to repurchase	30,345	23,134
Advances from Federal Home Loan Bank	1,397	1,529

Total interest expense	63,201	53,711

NET INTEREST INCOME	71,206	49,637
PROVISION FOR LOAN LOSSES	8,941	6,228

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	62,265	43,409

OTHER INCOME (LOSS):
Service charges on deposit accounts and other fees	6,778	6,097
Unrealized gain on derivative instruments	130	49
Net loss on sales and valuation of loans, securities and other assets	—	(14,444)

Total other income (loss), net	6,908	(8,298)

TOTAL NET INTEREST INCOME AND OTHER INCOME (LOSS)	69,173	35,111

OPERATING EXPENSES:
Salaries and employees’ benefits	9,144	8,355
Equipment	2,297	2,116
Deposits insurance premium and supervisory examination	672	528
Occupancy	1,661	1,669
Advertising	2,466	1,229
Printing, postage, stationery and supplies	799	932
Telephone	589	571
Municipal taxes	899	798
Other	5,120	3,001

Total operating expenses	23,647	19,199

INCOME BEFORE PROVISION FOR INCOME TAXES	45,526	15,912

PROVISION FOR INCOME TAXES:
Current	6,870	6,324
Deferred	(1,838)	(5,291)

Total provision for income taxes	5,032	1,033

NET INCOME	$40,494	$14,879

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS-BASIC	$33,719	$10,814

BASIC EARNINGS PER COMMON SHARE	$0.32	$0.10 (1)

DILUTED EARNINGS PER COMMON SHARE	$0.31	$0.10 (1)

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, and distributed both on December 10, 2003.

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2004	2003
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$15,396	$8,943
Conversion of preferred stock	(71)	(16)

Balance at end of period	15,325	8,927

Common stock:
Balance at beginning of period	106,290	68,346
Issuance of common stock upon conversion of preferred stock	161	24
Issuance of common stock upon exercise of stock options	215	—

Balance at end of period	106,666	68,370

Paid-in capital:
Balance at beginning of period	514,800	319,106
Stock options exercised	754	—
Effect of stock options granted to employees	224	265
Issuance of common stock upon conversion of preferred stock	(90)	(8)

Balance at end of period	515,688	319,363

Reserve fund:
Balance at beginning of period	43,375	32,011
Transfer from undivided profits	4,081	1,496

Balance at end of period	47,456	33,507

Undivided profits:
Balance at beginning of period	149,581	157,442
Net income	40,494	14,879
Cash dividends on common stock	(5,864)	(4,329)
Cash dividends on preferred stock	(6,775)	(4,065)
Transfer to reserve fund	(4,081)	(1,496)

Balance at end of period	173,355	162,431

Accumulated other comprehensive loss:
Balance at beginning of period	(933)	(1,100)
Other comprehensive gain (loss) for the period	700	(555)

Balance at end of period	(233)	(1,655)

Total Stockholders’ Equity	$858,257	$590,943

Comprehensive income:
Net income	$40,494	$14,879

Other comprehensive income (loss), net of income tax:
Unrealized net gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	706	(578)
Income tax effect	(6)	23

Net change in other comprehensive loss, net of income taxes	700	(555)

Total Comprehensive Income	$41,194	$14,324

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,494	$14,879
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	8,941	6,228
Foreclosed real estate held for sale	243	—
Deferred income tax credit	(1,838)	(5,291)
Depreciation and amortization on:
Premises, equipment and other	1,775	1,721
Foreclosed real estate held for sale	—	81
Mortgage servicing rights	92	312
Stock options granted to employees	224	265
Amortization of premium (discount) on:
Investment securities available for sale	125	(146)
Investment securities held to maturity	(434)	(601)
Mortgage-backed securities held to maturity	363	1,225
Loans	319	410
Amortization of discount on deposit	755	585
Amortization of net deferred loan origination fees	(2,281)	(1,546)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(706)	—
Impairment on investment securities held to maturity	—	15,701
Mortgage loans held for sale	182	2,689
Derivative instruments	(441)	(498)
Foreclosed real estate held for sale	(27)	(10)
Capitalization of servicing rights	13	1,348
Originations of mortgage loans held for sale	(8,222)	(10,501)
Decrease (increase) in:
Trading securities	1,019	6,665
Accrued interest receivable	4,710	1,072
Other assets	(8,571)	(16,058)
Increase in:
Accrued interest on deposits and borrowings	4,027	5,102
Other liabilities	7,098	1,114

Net cash provided by operating activities	47,860	24,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(6,363)	(5,325)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(149,468)	91,420
Proceeds from principal repayment on investment securities	13,059	49,838
Investment securities held to maturity:
Purchases	(3,847,391)	(6,261,739)
Proceeds from redemption and repayment	3,585,800	5,788,005
Mortgage-backed securities held to maturity:
Purchases	(5,557)	(342,717)
Proceeds from principal repayment	53,767	255,052
Loans:
Purchases	(75,048)	(25,007)
Sales of loans	6,353	—
Other increase	(202,920)	(192,621)
Purchase of derivative options	(269)	(109)
Proceeds from sales of foreclosed real estate held for sale	167	110
Additions to premises and equipment	(3,426)	(1,095)
Redemption of Federal Home Loan Bank stock	500	3,515

Net cash used in investing activities	(630,796)	(640,673)

Forward	$(582,936)	$615,927)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2004	2003
Forward	$(582,936)	$(615,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	323,890	223,459
Net increase (decrease) in securities sold under agreements to repurchase	233,987	(193,573)
Securities sold under agreements to repurchase with original maturities over three months:
Proceeds	629,804	725,100
Payments	(608,688)	(128,935)
Payments of mortgage note payable	(90)	(98)
Advances from Federal Home Loan Bank:
Proceeds	52,000	—
Payments	(62,000)	—
Proceeds from federal funds bought	20,000	—
Net decrease in advances from borrowers for taxes and insurance	(1,078)	(841)
Dividends paid	(12,293)	(8,111)
Proceeds from stock options exercised	971	—

Net cash provided by financing activities	576,503	617,001

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(6,433)	1,074
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	92,811	76,080

CASH AND DUE FROM BANKS, END OF PERIOD	$86,378	$77,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$59,175	$49,058
Noncash activities:
Accrued dividends payable	3,082	2,737
Net change in other comprehensive loss	700	(555)
Mortgage loans securitized and transferred to trading securities	1,019	6,665
Transfer from held to maturity to available for sale	—	13,158
Transfer from loans to foreclosed real estate held for sale	253	281
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	—	289
Unpaid additions to premises and equipment	67	11
Transfer from undivided profits to reserve fund	4,081	1,496
Effect in valuation of derivatives and their hedge items:
Increase (decrease) in other assets	2,243	(626)
Increase in deposits	(524)	(3,464)
Increase in other liabilities	4,132	3,393
Conversion of preferred stock into common stock:
Common stock	161	24
Paid in capital	(90)	(8)
Preferred stock	(71)	(16)

See notes to consolidated financial statements.

(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank”). The Company’s other operating subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at March 31, 2004 and December 31, 2003, and for the three month periods ended March 31, 2004 and 2003 were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

The Company is the third largest bank holding company headquartered in Puerto Rico, as measured by total assets as of March 31, 2004. As of March 31, 2004, it had total assets of $12.15 billion, a loan portfolio-net of $4.95 billion, an investment portfolio, excluding short-term money market instruments, of $5.98 billion, deposits of $5.72 billion, borrowings of $5.49 billion and stockholders’ equity of $858.3 million.

Westernbank operates through 51 full service branch offices located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a fully functional banking site on the Internet. Westernbank operates through four divisions: Westernbank International Division, which is an International Banking Entity (IBE) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which activities consist of commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 through 19 full-service branches. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at March 31, 2004 and 2003 and for the three month periods ended March 31, 2004 and 2003 were not significant.

Westernbank World Plaza, Inc. (“WWPI”), a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza (formerly known as Hato Rey Tower) a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. WWPI serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and banking industry practices (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – on the Company’s Consolidated Financial Statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, included in the Company’s Annual Report on Form 10-K). The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of March 31, 2004 and December 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2003, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flow for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

Following is a summary of the most recent accounting policies adopted by the Company:

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost recognized since January 1, 2003 is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 were not restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the three month periods ended March 31, 2004 and 2003 was a charge of $224,000 and $265,000, respectively. There is no effect on net income and earnings per share as reported since both periods presented follow the fair value method of accounting for stock based compensation.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if these occur, receive a majority of the entity’s expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R must be applied to interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. FIN 46R did not have any effect on the Company’s financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investment’s cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

EITF 03-1 will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. The effect of implementing EITF 03-1 on the Company’s financial condition or results of operations has not been determined.

Reclassifications – Certain reclassifications have been made to prior year periods financial statements to conform with current periods presentation.

2. EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003, were computed by dividing the net income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during the same periods, as follows:

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands,
	except per share data)
Basic and diluted earnings per share:
Net income	$40,494	$14,879
Less preferred stock dividends	6,775	4,065

Income attributable to common stockholders — basic	33,719	10,814
Plus convertible preferred stock dividends	339	—

Income attributable to common stockholders — diluted	$34,058	$10,814

Weighted average number of common shares outstanding for the period	106,493,164	104,573,439
Dilutive potential common shares — stock options	3,479,684	1,933,995
Assumed conversion of preferred stock	1,661,166	—

Total	111,634,014	106,507,434

Basic earnings per common share	$0.32	$0.10	(1)

Diluted earnings per common share	$0.31	$0.10	(1)

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock split on our common stock declared on November 4, 2003 and November 11, 2003, respectively, both distributed on December 10, 2003.

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

On May 30 and June 16, 2003, the Company issued 3,680,000 and 552,000 shares, respectively, of the Company’s Series F Preferred Stock. The Series F Preferred Stock was issued at a price of $25.00 per share. Proceeds from issuance of the Series F Preferred Stock amounted to $102.2 million, net of $3.6 million of issuance costs.

On August 29, 2003, the Company issued 2,640,000 shares of the Company’s Series G Preferred Stock. The Series G Preferred Stock was issued at a price of $25.00 per share. Proceeds from issuance of the Series G Preferred Stock amounted to $63.7 million, net of $2.3 million of issuance costs.

During the three month period ended March 31, 2004, 70,289 shares of the Company’s convertible preferred stock series A were converted into 160,507 shares of common stock.

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

The Company’s cash dividends declared per share for the three months ended March 31, 2004 and 2003 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE(1)
2004
January 31, 2004	February 17, 2004	$0.01833
February 29, 2004	March 15, 2004	0.01833
March 31, 2004	April 15, 2004	0.01833

Total		$0.05499

2003(2)
January 31, 2003	February 15, 2003	$0.01198
February 28, 2003	March 15, 2003	0.01471
March 31, 2003	April 15, 2003	0.01471

Total		$0.04140

(1)	Dividend amounts in the table are rounded.

(2)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, both distributed on December 10, 2003.

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2004	(In thousands)
Available for sale:
Collateralized mortgage obligations (CMO’s)	$37,808	$—	$425	$37,383
Other investments	5,000	220	—	5,220

Total	$42,808	$220	$425	$42,603

Held to maturity:
U.S. Government and agencies obligations	$4,800,493	$37,664	$4,258	$4,833,899
Puerto Rico Government and agencies obligations	34,501	371	38	34,834
Commercial paper	99,999	—	—	99,999
Corporate notes	51,411	3,346	—	54,757

Subtotal	4,986,404	41,381	4,296	5,023,489

Mortgage and asset-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	6,727	429	—	7,156
Government National Mortgage Association (GNMA) certificates	9,243	455	—	9,698
Federal National Mortgage Association (FNMA) certificates	4,250	295	—	4,545
CMO’s	922,681	684	54,894	868,471
Asset-backed securities	7,858	—	—	7,858

Subtotal	950,759	1,863	54,894	897,728

Total	$5,937,163	$43,244	$59,190	$5,921,217

All of the Company’s investment securities in an unrealized loss position at March 31, 2004, have been in such position for less than twelve months. These investment securities are composed of FHLMC and FNMA — Collateralized Mortgage Obligations and U.S. Government and agencies obligations, as shown in the table above. The unrealized loss on the investment securities portfolio as of March 31, 2004, is the result of changes in market interest rates. (See “Note 1 — Organization and Summary of Significant Accounting Policies — Notes to Consolidated Financial Statements (unaudited)”)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003	(In thousands)
Available for sale:
CMO’s	$50,992	$—	$1,082	$49,910
Other investments	5,000	170	—	5,170

Total	$55,992	$170	$1,082	$55,080

Held to maturity:
U.S. Government and agencies obligations	$4,463,493	$15,632	$35,811	$4,443,314
Puerto Rico Government and agencies obligations	34,500	287	292	34,495
Commercial paper	174,976	—	—	174,976
Corporate notes	51,409	3,196	—	54,605

Subtotal	4,724,378	19,115	36,103	4,707,390

Mortgage and asset-backed securities:
FHLMC certificates	7,297	445	—	7,742
GNMA certificates	9,753	475	—	10,228
FNMA certificates	4,542	303	—	4,845
CMO’s	969,898	444	69,573	900,769
Asset-backed securities	7,842	—	—	7,842

Subtotal	999,332	1,667	69,573	931,426

Total	$5,723,710	$20,782	$105,676	$5,638,816

The amortized cost and fair value of investment securities available for sale and held to maturity at March 31, 2004, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:

	AVAILABLE FOR SALE		HELD TO MATURITY
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$—	$—	$99,999	$99,999
Due after one year through five years	—	—	3,727,705	3,746,003
Due after five years through ten years	—	—	1,135,928	1,151,762
Due after ten years	5,000	5,220	22,772	25,725

Subtotal	5,000	5,220	4,986,404	5,023,489
Mortgage and asset-backed securities	37,808	37,383	950,759	897,728

Total	$42,808	$42,603	$5,937,163	$5,921,217

The Company uses certain methods and assumptions in estimating fair values of financial instruments. (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Fair value of Financial Instruments of the Company’s Consolidated Financial Statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.)

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

The impairment analysis on the mortgage and asset-backed securities is done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, as well as on sensitivity and expected cash flow analysis made by major brokerage houses. The Company also considers its intent and ability to hold these securities. If management believes, based on the analysis, that the principal and interest obligations on any mortgage and asset-backed security will not be received in a timely manner, the security is written down to fair value based on available secondary market prices from broker/dealers.

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

In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporarily impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and April 15, 2003. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. In line with such decline management concluded, based on these facts and the secondary market prices, that a $15.7 million other-than-temporary impairment write-down adjustment was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO that was downgraded as available for sale as of March 31, 2003.

As of March 31, 2004, management concluded that there was no other-than-temporary impairment on its investment securities portfolio.

5. LOANS

The loan portfolio consisted of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$2,405,417	$2,269,380
Conventional:
One-to-four family residences	898,429	873,345
Other properties	2,055	2,233
Construction and land acquisition	213,775	207,593
Insured or guaranteed - Federal Housing Administration, Veterans Administration, and others	16,726	19,117

Total	3,536,402	3,371,668

Plus (less):
Undisbursed portion of loans in process	(4,959)	(4,993)
Premium on loans purchased - net	933	1,016
Deferred loan fees - net	(9,501)	(9,615)

Total	(13,527)	(13,592)

Real estate loans - net	3,522,875	3,358,076

OTHER LOANS:
Commercial loans	645,293	526,105
Loans on deposits	29,036	30,805
Credit cards	53,542	54,832
Consumer loans	772,493	777,573
Plus (less):
Premium on loans purchased - net	2,045	2,281
Deferred loan fees - net	(4,772)	(4,946)

Other loans - net	1,497,637	1,386,650

TOTAL LOANS	5,020,512	4,744,726
ALLOWANCE FOR LOAN LOSSES	(66,660)	(61,608)

LOANS - NET	$4,953,852	$4,683,118

The total investment in impaired commercial and construction loans at March 31, 2004 and December 31, 2003, was $47,625,000 and $50,305,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at March 31, 2004 and December 31, 2003. Impaired commercial and construction loans amounting to $26,220,000 and $28,217,000 at March 31, 2004 and December 31, 2003, respectively, were covered by a valuation allowance of $7,586,000 and $4,646,000, respectively. Impaired commercial and construction loans amounting to $21,405,000 at March 31, 2004 and $22,088,000 at December 31, 2003, did not require a valuation allowance in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The average investment in impaired commercial and construction loans for the three-month periods ended March 31, 2004 and 2003, amounted to $47,320,000 and $44,209,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the three-month periods ended March 31, 2004 and 2003, amounted to $619,000 and $577,000, respectively.

6. PLEDGED ASSETS

At March 31, 2004, residential mortgage loans and investment securities held to maturity amounting to $648,242,000 and $5,601,431,000, respectively, were pledged to secure public funds, individual retirement accounts, securities sold under agreements to repurchase, commercial letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, and interest rate swap agreements. Pledged investment securities held to maturity amounting to $5,594,931,000 at March 31, 2004, can be repledged.

7. DEPOSITS

A comparative summary of deposits as of March 31, 2004 and December 31, 2003, follows:

	2004	2003
	(In thousands)
Noninterest bearing accounts	$231,604	$192,760
Passbook accounts	757,291	692,190
NOW accounts	248,159	218,616
Super NOW accounts	30,405	27,723
Money market accounts	198	198
Certificates of deposit	4,419,990	4,230,477

Total	5,687,647	5,361,964
Accrued interest payable	28,948	23,512

Total	$5,716,595	$5,385,476

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

The Code provides a dividend received deduction of 100%, on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, Westernbank International division operates as an International Banking Entity (IBE) under the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. As a result of the above, the Company’s effective tax rate is substantially below the statutory rate.

Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE net income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the net taxable income of Westernbank, including its IBE net taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. Management estimates that the provisions of the Act will not have a significant effect on the Company’s result of operations.

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the three month periods ended March 31, 2004 and 2003 is as follows:

	2004	2003
	(In thousands)
Computed at Puerto Rico statutory rate	$17,755	$6,206
Effect on provision of:
Exempt interest income, net	(12,259)	(6,860)
Net nondeductible expenses	11	48
Other	(475)	1,639

Provision for income tax as reported	$5,032	$1,033

Statutory tax rate	39%	39%

Effective tax rate	11%	7%

Deferred income tax assets (liabilities) as of March 31, 2004 and December 31, 2003, consisted of the following:

	2004	2003
	(In thousands)
Allowance for loan losses	$24,869	$22,899
Unrealized gain in valuation of derivative instruments	(921)	(746)
Mortgage servicing rights	(1,069)	(1,100)
Allowance for foreclosed real estate held for sale	26	4
Capital loss on sale of investment securities	5,699	5,699
Other temporary differences	(123)	(128)

Total	28,481	26,628
Less valuation allowance	1,740	1,718

Deferred income tax assets, net	$26,741	$24,910

Realization of deferred tax assets is dependent on generating sufficient future taxable income or capital gains. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income or capital gains are not met.

9. FINANCIAL INSTRUMENTS

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

The contract amount of financial instruments, whose amounts represent credit risk at March 31, 2004 and December 31, 2003, was as follows:

	2004	2003
	(In thousands)
Commitments to extend credit:
Fixed rates	$14,081	$11,541
Variable rates	289,390	243,825
Unused lines of credit:
Commercial	101,419	80,008
Credit cards and other	122,502	94,259
Commercial letters of credit	14,384	12,287
Commitments to purchase mortgage loans	175,000	200,000

Total	$716,776	$641,920

Such commitments will be funded in the normal course of business from the Company’s principal sources of funds. At March 31, 2004, the Company had $2.5 billion in deposits that mature during the following twelve months. The Company anticipates retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regards to such commitments.

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

In addition, the Company offers its customers certificates of deposit which contain an embedded derivative tied to the performance of the Standard & Poor’s 500 Composite Stock Index that is bifurcated from the host deposit and recognized in the consolidated statements of financial condition in accordance with SFAS No. 133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses interest rate swap and option agreements with major broker dealer companies to manage its exposure to the stock market. Under the terms of the swap agreements, the Company will receive the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. Under the option agreements, the Company also will receive the average increase in the month-end value of the index but in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative instrument of the certificates of deposit and the interest rate swap and option agreements do not qualify for hedge accounting, these derivative instruments are marked to market through earnings.

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

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of March 31, 2004 and December 31, 2003, was as follows:

	Notional Amount
Type of Contract	2004	2003
	(In thousands)
Hedging activities:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$785,366	$636,818

Derivatives not designated as hedge:
Interest rate swaps (unmatched portion)	$4,634	$3,182
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	87,903	85,811
Purchased options used to manage exposure to the stock market on stock indexed deposits	52,254	50,343

Total	$181,120	$175,665

At March 31, 2004 and December 31, 2003, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $6.8 million and $12.2 million, respectively, which was recorded as “Other Liabilities” and as a decrease to the hedged “Deposits” in the accompanying consolidated statements of financial condition.

At March 31, 2004, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $4.0 million and was recorded as part of “Other Assets” $2.2 million, and “Deposits” $6.2 million in the accompanying March 31, 2004, consolidated statement of financial condition.

At December 31, 2003, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $4.4 million and was recorded as part of “Deposits” in the accompanying December 31, 2003, consolidated statement of financial condition.

A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at March 31, 2004 and December 31, 2003, follows:

	2004	2003
	(In thousands)
Pay floating/receive fixed:
Notional amount	$790,000	$640,000
Weighted average receive rate at period end	4.19%	4.85%
Weighted average pay rate at period end	1.08%	1.28%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .45% to plus .36%	100%	100%

The changes in notional amount of swaps during the three months ended March 31, 2004, follows:

(In thousands)
Balance at December 31, 2003	$676,329
New swaps	190,000
Called and matured swaps	(40,000)

Ending balance	$826,329

During the three months ended March 31, 2004, various counterparties of swap agreements exercised their option to cancel their swaps, and consequently, the Company immediately exercised its option to call the hedged certificates of deposit. No gains or losses resulted from the above cancellations.

At March 31, 2004, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending December 31,	Swaps	Embedded Options	Purchased Options
	(In thousands)
2004	$25,000	$—	$—
2005	165,000	—	—
2006	61,329	37,952	1,623
2007	7,500	27,150	27,150
2008 and thereafter	567,500	22,801	23,481

Total	$826,329	$87,903	$52,254

10. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 9,639,000 shares (as adjusted for stock splits and stock dividend) of common stock can be granted. Also, options for up to 9,639,000 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan, can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. At March 31, 2004, the Company had outstanding 4,648,000 options (as adjusted) under the 1999 Qualified Stock Option Plan. These options were granted to various executive officers and employees, which become fully exercisable after five years following the grant date. No options were granted during the three month period ended March 31, 2004 and full year 2003. During the three month period ended March 31, 2004, three of the Company’s executive officers exercised 69,000, 100,000 and 46,000 options (as adjusted), respectively, under the Company’s 1999 Qualified Option Plan at an exercise price of $4.36 (169,000 options) and $5.12 (46,000 options), respectively. During 2003, one of the Company’s executive officers exercised 765,000 options (as adjusted) under the Company’s 1999 Qualified Option Plan at an exercise price of $4.36. No options were forfeited in 2004 and 2003.

The Company has only three exercise prices for options granted, all of them granted at three different dates. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at March 31, 2004:

		Outstanding		Exercisable
			Weighted
			Average
			Remaining
		Number of	Contract	Number of
Exercise Price (1)		Options (1)	Life (Years)	Options (1)
	$4.36	4,334,000	5.88	2,959,000
	5.12	126,000	7.13	50,000
	10.36	188,000	8.31	37,000

Total		4,648,000		3,046,000

(1)	As adjusted for stock splits and stock dividend.

Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost to be recognized in future years is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 were not restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the three month periods ended March 31, 2004 and 2003, was a charge of $224,000 and $265,000, respectively.

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

Westernbank Puerto Rico’s traditional banking operations consist of Westernbank’s retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations) and deposit products. Consumer loans include loans such as personal, collateralized personal loans, credit cards, and small loans. Commercial products consist of commercial loans including commercial real estate, unsecured commercial and construction loans.

Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of March 31, 2004 and December 31, 2003, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and purchasing of loans. Loans outstanding at March 31, 2004 and December 31, 2003, amounted to $69,633,000 and $73,581,000, respectively.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company’ Consolidated Financial Statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.

	As of and for the three months ended March 31, 2004
			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$18,938	$—	$18,938	$—	$—	$18,938
Commercial loans	32,478	1,057	33,535	—	—	33,535
Asset-based loans	—	—	—	8,978	—	8,978
Mortgage loans	11,821	—	11,821	—	—	11,821
Treasury and investment activities	35,679	25,396	61,075	520	(460)	61,135

Total interest income	98,916	26,453	125,369	9,498	(460)	134,407
Interest expense	48,397	11,712	60,109	3,552	(460)	63,201

Net interest income	50,519	14,741	65,260	5,946	—	71,206

Provision for loan losses	(6,216)	—	(6,216)	(2,725)	—	(8,941)

Other income, net:
Service charges on deposits and other fees	5,480	20	5,500	56	(56)	5,500
Trust account fees	—	—	—	203	—	203
Insurance commission fees	—	—	—	389	—	389
Asset-based lending related fees	—	—	—	686	—	686
Other	130	—	130	—	—	130

Total other income, net	5,610	20	5,630	1,334	(56)	6,908

Equity in income (loss) of subsidiaries	(174)	—	(174)	27,548	(27,374)	—

Total net interest income and other income	$49,739	$14,761	$64,500	$32,103	$(27,430)	$69,173

Total assets	$9,901,866	$2,745,240	$12,647,106	$1,271,409	$(1,772,574)	$12,145,941

	As of December 31, 2003 and for the three months ended March 31, 2003
			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$18,011	$—	$18,011	$—	$—	$18,011
Commercial loans	27,011	809	27,820	—	—	27,820
Asset-based loans	—	—	—	5,715	—	5,715
Mortgage loans	11,871	—	11,871	—	—	11,871
Treasury and investment activities	20,102	19,626	39,728	571	(368)	39,931

Total interest income	76,995	20,435	97,430	6,286	(368)	103,348
Interest expense	41,913	10,149	52,062	2,017	(368)	53,711

Net interest income	35,082	10,286	45,368	4,269	—	49,637

Provision for loan losses	(5,536)	—	(5,536)	(692)	—	(6,228)

Other income (loss), net:
Service charges on deposits and other fees	4,849	36	4,885	55	(55)	4,885
Trust account fees	—	—	—	149	—	149
Insurance commission fees	—	—	—	458	—	458
Asset-based lending related fees	—	—	—	605	—	605
Other	(14,395)	—	(14,395)	—	—	(14,395)

Total other income (loss), net	(9,546)	36	(9,510)	1,267	(55)	(8,298)

Equity in income of subsidiaries	244	—	244	25,705	(25,949)	—

Total net interest income and other income	$20,244	$10,322	$30,566	$30,549	$(26,004)	$35,111

Total assets	$9,252,118	$2,769,292	$12,021,410	$1,791,343	$(2,293,313)	$11,519,440

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Part I - Item 2

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, will include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. In general, the word or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements”. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Some of the important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expense, increase earning assets and non-interest income, and maintain its net interest margin; and (iii) the level of demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.

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

GENERAL

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank. The Company’s other operating subsidiary is Westernbank Insurance Corp. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at March 31, 2004 and December 31, 2003, and for the three month periods ended March 31, 2004 and 2003, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

The Company is the third largest financial holding company headquartered in Puerto Rico, as measured by total assets as of March 31, 2004. As of March 31, 2004, the Company had total assets of $12.15 billion, a loan portfolio-net of $4.95 billion, an investment portfolio, excluding short-term money market instruments, of $5.98 billion, deposits of $5.72 billion, borrowings of $5.49 billion and stockholders’ equity of $858.3 million.

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

The Company continues to emphasize on growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan and investment securities portfolios. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed-rate residential mortgage loans to assets with shorter maturities and greater repricing flexibility. As of March 31, 2004, commercial loans were $3.04 billion or 61.43% (78.79% collateralized by real estate) and consumer loans were $852.2 million or 17.20% (61.66% collateralized by real estate) of the $5.00 billion loan portfolio. Investment securities, excluding short-term money market instruments, totaled $5.98 billion at March 31, 2004. These loans and securities tend to have shorter maturities and reprice more rapid than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 81% of its loans collateralized by real estate as of March 31, 2004. As part of this strategy, Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. In June 2001, Westernbank acquired the asset-based lending portfolio of the Puerto Rico branch of Congress Credit Corporation for $163.8 million. In July 2002, Westernbank launched a new banking division focused on offering consumer loans through 19 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000.

The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. We have opened 11 branches in the San Juan metropolitan area since 1998, including seven Expresso of Westernbank branches in July 2002. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza (formerly known as Hato Rey Tower); a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage.

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

The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of Westernbank’s division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two subsidiaries.

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

Westernbank International operates as an IBE under the International Banking Regulatory Act.

Westernbank operates through a network of 51 bank branches, including 19 Expresso of Westernbank branches, located throughout Puerto Rico, and a fully functional banking site on the Internet. In addition to its services Westernbank operates four divisions: Westernbank Business Credit, which specializes in asset-based lending; Expresso of Westernbank, which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000; Westernbank Trust Division, which offers a full array of trust services; and Westernbank International Division, which activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. In addition, Westernbank offers a broad array of fee income products including credit cards, merchant card services, commercial letters of credit, and brokerage services, among others.

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

The Company and its wholly owned subsidiaries’ executive offices are located at 19 West McKinley Street, Mayagüez, Puerto Rico 00681, and the telephone number is (787) 834-8000. The Company also maintains a website, which can be accessed at http://www.wholding.com.

OVERVIEW

This financial discussion contains an analysis of the consolidated financial position and financial performance of W Holding Company, Inc. and its wholly owned subsidiaries, Westernbank Puerto Rico and Westernbank Insurance Corp.

The Company’s principal source of earnings is its net interest income. This is the difference between interest income on loans and invested assets (“interest-earning assets”) and its interest expense on deposits and borrowings, including federal funds bought, securities sold under agreements to repurchase and advances from the FHLB (“interest-bearing liabilities”). Loan origination and commitment fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments, service charges, fees and other income, also affect income. In addition, the Company’s net income is affected by the level of its non-interest expenses, such as compensation, employees’ benefits, occupancy costs, other operating expenses and income taxes.

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

The Company’s asset growth during the three month period ended March 31, 2004, was mainly driven by increases in the loan and investment portfolios, primarily in the commercial and consumer loan portfolios, and in the investment securities held to maturity portfolio, primarily in securities guaranteed by the United States Government. Also, the Company has continued effective management of interest rate risk and a tight control of operating expenses. The efficiency ratio for the three month period ended March 31, 2004 was 30.32%. Net income for the three months ended March 31, 2004, increased to $40.5 million or $0.32 earnings per basic common share ($0.31 on a diluted basis), up 172.16% when compared to $14.9 million or $0.10 earnings per common share (basic and diluted) (as adjusted), for the three months ended March 31, 2003, respectively. The increase of $25.6 million in net income for the three month period ended March 31, 2004, was mainly due to an increase of $21.6 million or 43.45% in the net interest income and the $15.7 million ($11.8 million net of tax) other-than-temporary charge to adjust to its fair value the Company’s investment in CBO’s and CLO’s, recorded during the first quarter of 2003 (See Note 4 — Investment Securities — Notes to consolidated financial statements (unaudited)). Excluding this $15.7 million special charge ($11.8 million net of tax) for a more meaningful comparison against the 2004 first quarter results, net income for the first quarter of 2003 would have been $26.7 million or $0.21 earnings per basic and diluted common share (as adjusted), which when compared to the net income of $40.5 million for the quarter of 2004 represents an increase of $13.8 million or 51.66% over the adjusted comparable quarter of 2003. The increase in net interest income was the result of higher average balances in interest-earning assets, and lower interest rates paid on interest-bearing liabilities. The increase in net interest income was partially offset by increases in operating expenses and in the provision for loan losses and income taxes. Net income attributable to common stockholders for the three month period ended March 31, 2004, increased to $33.7 million, up 211.81% when compared to $10.8 million for the same period in 2003. The Company’s profitability ratios for the three month period ended March 31, 2004, represented returns on assets (ROA) of 1.37% and returns on common stockholders’ equity (ROCE) of 29.36%, compared with a ROA of 0.70% and a ROCE of 11.87% for the same period in 2003. These ratios are within management’s expectations considering the significant growth in assets, the additional capital infusions, the significant resources invested in new areas of business and the investment impairment charge recorded during the first quarter of 2003.

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

Net interest income increased $21.6 million or 43.45% for the three months ended March 31, 2004, when compared to the corresponding 2003 period. The increase for the three months ended March 31, 2004 was the result of significant increases in the average balance of interest-earning assets although at significantly lower yields than the comparable prior year period, as a result of a lower interest rate scenario. Interest income from loans and investment securities increased when compared to the three month period ended March 31, 2003.

Average interest-earning assets increased from $8.12 billion for the three months ended March 31, 2003, to $11.51 billion for the three months ended March 31, 2004, an increase of $3.39 billion or 41.78%. The increase in the average interest-earning assets is mainly related to a rise in the average loan portfolio, the higher yielding category of interest-earning assets, of $977.0 million for the three month period ended March 31, 2004, primarily due to an increase in the commercial real estate loan, other commercial loan and the consumer loan portfolios, and an increase of $2.42 billion in the average investment portfolio, including short-term money market instruments, primarily U.S. Government and agencies obligations. Average yields on interest-earning assets decreased from 5.16% for the three months ended March 31, 2003 to 4.74% for the same period in 2004. The decrease in the average yield was primarily due to a continued low interest rate environment affecting our loan repricing, primarily our commercial loan portfolio with floating rates and the reinvestment rates on matured and called securities, and lower rates on purchased securities.

The increase in the average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities. Average interest-bearing liabilities increased from $7.61 billion for the three months ended March 31, 2003, to $10.70 billion for the three months ended March 31, 2004, an increase of $3.08 billion or 40.45%. The increase in average interest-bearing liabilities for the three months ended March 31, 2004, was mainly related to an increase in the average balance of federal funds bought and securities sold under agreements to repurchase which grew from $3.15 billion for the three month period ended March 31, 2003, to $5.12 billion for the three month period ended March 31, 2004, an increase of $1.96 billion or 62.16%. The average balance of deposits also grew from $4.34 billion for the three month period ended March 31, 2003, to $5.46 billion for the same period in 2004, an increase of $1.13 billion or 25.95%. The increase in average interest-bearing liabilities was partially offset by a decrease in the average interest rates paid on interest-bearing liabilities during the quarter, attributable to a lower interest rate scenario. For the three-month period, the average interest rate paid decreased from 2.86% in 2003 to 2.40% in 2004.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as in a normal and tax equivalent basis. Average balances are daily monthly average balances. The yield on the securities portfolio is based on average amortized cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated stockholders’ equity for investment securities available for sale.

	Three months ended March 31,
	2004			2003
		Average	Average		Average	Average
	Interest	balance (1)	Yield/Rate	Interest	balance (1)	Yield/Rate
	(Dollars in Thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$73,273	$4,856,129	6.12%	$63,418	$3,879,192	6.63%
Mortgage and asset-backed securities (3)	10,242	1,022,886	4.06%	8,746	809,023	4.39%
Investment securities (4)	47,419	4,962,431	3.88%	28,584	2,973,453	3.90%
Money market instruments	3,473	670,126	2.10%	2,600	457,773	2.30%

Total	134,407	11,511,572	4.74%	103,348	8,119,441	5.16%

Interest-bearing liabilities:
Deposits (5)	31,459	5,463,374	2.34%	29,048	4,337,684	2.72%
Federal funds bought and securities sold under agreements to repurchase	30,345	5,115,918	2.41%	23,134	3,154,865	2.97%
Advances from FHLB	1,397	112,473	5.04%	1,529	120,000	5.17%

Total	63,201	10,691,765	2.40%	53,711	7,612,549	2.86%

Net interest income	$71,206			$49,637

Interest rate spread			2.34%			2.30%

Net interest-earning assets		$819,807			$506,892

Net yield on interest-earning assets (6)			2.51%			2.48%

Interest-earning assets to interest-bearing liabilities ratio		107.67%			106.66%

Tax equivalent spread:
Interest-earning assets	$134,407	$11,511,572	4.74%	$103,348	$8,119,441	5.16%
Tax equivalent adjustment	12,723	—	0.44%	5,173	—	0.26%

Interest-earning assets - tax equivalent	147,130	11,511,572	5.18%	108,521	8,119,441	5.42%

Interest-bearing liabilities	63,201	10,691,765	2.40%	53,711	7,612,549	2.86%

Net interest income	$83,929			$54,810

Interest rate spread			2.78%			2.56%

Net yield on interest-earnings assets (6)			2.96%			2.74%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loan fees amounted to $2.5 million and $1.2 million for the three-month periods ended March 31, 2004 and 2003, respectively.

(3)	Includes mortgage-backed securities available for sale and trading securities.

(4)	Includes trading account securities and investments available for sale.

(5)	Certain reclassification have been made to prior year quarter to conform with current quarter presentation.

(6)	Net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the changes in interest rates.

	Three months ended March 31,
	2004 vs. 2003
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$14,198	$(4,343)	$9,855
Mortgage and asset-backed securities (1)	2,074	(578)	1,496
Investment securities (2)	19,005	(170)	18,835
Money market instruments	1,076	(203)	873

Total increase (decrease) in interest income	36,353	(5,294)	31,059

Interest expense:
Deposits (3)	5,241	(2,830)	2,411
Federal funds bought and securities sold under agreements to repurchase	10,413	(3,202)	7,211
Advances from FHLB	(94)	(38)	(132)

Total increase (decrease) in interest expense	15,560	(6,070)	9,490

Increase in net interest income	$20,793	$776	$21,569

(1)	Includes mortgage-backed securities available for sale and trading securities.

(2)	Includes investments available for sale.

(3)	Certain reclassifications have been made to prior year quarter to conform with current quarter presentation.

Provision For Loan Losses

The provision for loan losses amounted to $8.9 million for the quarter ended March 31, 2004, up from $6.2 million for the same period in the previous year, an increase of $2.7 million or 43.56%. Net charge-offs during the quarter ended March 31, 2004, amounted to $3.9 million, which when subtracted from the provision for loan losses of $8.9 million, resulted in a net increase in the allowance for loan losses of $5.0 million. For the quarter ended March 31, 2003, net charge-offs amounted to $1.9 million, which when subtracted from the provision for loan losses of $6.2 million, resulted in a net increase in the allowance for loan losses of $4.3 million.

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance as its loan portfolio grows and diversifies. See “ — Financial Condition — Allowance for Loan Losses”.

The allowance for possible loan losses amounted to $66.7 million as of March 31, 2004, and $61.6 million as of December 31, 2003. The increase in the allowance for loan losses is attributable to the overall growth in the Company’s loan portfolio, particularly those of its commercial real estate loans portfolio and the loan portfolio of its asset-based lending division, Westernbank Business Credit, and the additional allowance to cover the write-off experience of the loan portfolio of the Expresso of Westernbank division. Westernbank Business Credit loan portfolio grew to $703.3 million at March 31, 2004, an increase of $62.3 million or 9.71%, when compared to December 31, 2003, or an increase of $148.0 million or 26.60%, when compared to March 31, 2003. The Expresso of Westernbank loan portfolio decreased from $155.6 million at December 31, 2003 to $147.4 million at March 31, 2004, a decrease of $8.2 million or 5.27%. The decrease in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division’s loan portfolio matures and average yield continues to increase. On a year to year basis, the Expresso of Westernbank loan portfolio increased by $9.2 million from $138.2 million at March 31, 2003 to $147.4 million at March 31, 2004. For the quarter ended March 31, 2004, the provision for loan losses for Westernbank Business Credit and Expresso of Westernbank divisions amounted to $2.7 million for each division, contributing to the increase in the allowance for loan losses when compared to the same period in 2003.

Non-performing loans stand at $33.1 million or 0.66% (less than 1%) of Westernbank’s loan portfolio at March 31, 2004, unchanged on a percentage basis from the 0.66% reported at December 31, 2003. In absolute amounts, non-performing loans increased by $2.0 million, from $31.2 million as of December 31, 2003. Excluding real estate loans, these ratios were 0.04% and 0.03% at March 31, 2004 and December 31, 2003, respectively. This slight increase in non-performing loans primarily comes from the Company’s commercial and regular consumer loan portfolios. Non-performing loans on the commercial loan portfolio increased by $1.1 million, when compared to December 31, 2003. This increase is mostly attributed to one commercial loan with a principal balance of $2.4 million, which is collateralized by real estate. At March 31, 2004, this loan had a specific valuation allowance of $1.5 million. At March 31, 2004, the allowance for possible loan losses was 201.24% of total non-performing loans (reserve coverage), an increase from the 197.17% reported at December 31, 2003. Moreover, of the total allowance of $66.7 million, $8.2 million is the Company’s estimated allowance for specific reserved loans and the remaining $58.5 million is for the Company’s general and unallocated reserves.

Net charge-offs in the first quarter of 2004 were $3.9 million or 0.32% (annualized) to average loans, compared to $1.9 million or 0.19% to average loans for the same period in 2003, an increase of $2.0 million, when compared to the same period in 2003, but still very low charge-off ratios for both periods compared to the Company’s peer group. The increase was primarily due to loans charged-off in the ordinary course of business in our consumer loan portfolio. The increase in consumer loans charged-off for the quarter ended March 31, 2004, was principally due, as we expected, to loans charged-off by the Expresso of Westernbank division, which amounted to $3.4 million for the three months ended March 31, 2004. The delinquency ratio on the Expresso of Westernbank division portfolio at March 31, 2004, was 2.01%, including the categories of 60 days and over. These ratios are slightly above management’s estimates and accordingly, management is further emphasizing an increase in the overall yield charged for such loans, continuously revising its underwriting policies as well as increasing the level of collateralized loans, to compensate for such higher delinquencies. The loan portfolio of Expresso of Westernbank collateralized by real estate at March 31, 2004, accounted for 9% of the outstanding balance. The objective is to have approximately 10% of the Expresso loan portfolio collateralized by real estate.

Other Income

Other income increased $15.2 million for the three month period ended March 31, 2004, when compared to the same period in 2003. The primary reason for the increase in other income was the $15.7 million other-than-temporary impairment charge recorded in the quarter ended March 31, 2003, to adjust to fair value all the Company’s investment in CBO’s and CLO’s. Service charges on deposit accounts and other fees increased by $681,000 or 11.17%. This increase was mainly due to higher activity associated with charges on deposit accounts, other fees generated by our asset-based lending operation, insurance commissions earned by Westernbank Insurance Corp., and increases in other areas resulting from the Company’s overall growing volume of business.

Operating Expenses

Total operating expenses increased $4.4 million or 23.17% for the three-month period ended March 31, 2004, when compared to the corresponding period in 2003. Salaries and employees’ benefits, which is the largest component of total operating expenses, increased $789,000 or 9.44% for the first quarter of year 2004, as compared to the corresponding period in 2003. Such increase is attributed to the continued expansion of the Company, including increases in personnel, normal salary increases and related employee benefits. At March 31, 2004, the Company had 1,133 full-time employees, including its executive officers, an increase of 65 employees or 6.09%, since March 31, 2003.

Advertising expense increased $1.2 million for the three months ended March 31, 2004, when compared to the same period in 2003. This increase is principally due to a new radio, newspaper and television campaign promoting Westernbank’s institutional image.

Operating expenses, other than salaries and employees’ benefits, and advertising expense discussed above, increased $2.4 million or 25.19% for the first quarter of 2004, resulting primarily from costs associated with the Company’s strong growth and expansion in all of its business areas.

The Company achieved an efficiency ratio of 30.32% for the first quarter of 2004, compared to 34.45% for the first quarter of 2003, well below management’s long term target of 40% to 42%.

Net Income

Net income increased $25.6 million or 172.16% for the three month period ended March 31, 2004, when compared to the same period in 2003. The increase for the three month period ended March 31, 2004, primarily resulted from an increase in net interest income, which was partially offset by increases in total operating expenses and in the provisions for loan losses and income taxes. The $14.9 million net income reported for the three-month quarter ended March 31, 2003, was affected by a $15.7 million ($11.8 million net of tax) other-than-temporary charge to adjust to fair value the Company’s investment in CBO’s and CLO’s as previously reported. Excluding this $15.7 million special charge ($11.8 million net of tax) for a more meaningful comparison against the 2004 first quarter results, net income for the first quarter of year 2004 would have increased $13.8 million or 51.66%, when compared to the adjusted comparable period of 2003.

FINANCIAL CONDITION

The Company had total assets of $12.15 billion as of March 31, 2004, compared to $11.52 billion as of December 31, 2003, an increase of $626.5 million or 5.44%. Loans receivable-net, grew by $270.7 million or 5.78%, resulting from the Company’s continued strategy of growing its loan portfolio through commercial real estate, asset-based and other commercial loans lending, as well as its consumer loan portfolio. The investment portfolio, excluding short-term money market instruments, increased $201.0 million or 3.48%, from $5.80 billion as of December 31, 2003, to $5.98 billion as of March 31, 2004. As of March 31, 2004, total liabilities amounted to $11.30 billion, an increase of $596.8 million or 5.58%, when compared to $10.69 billion as of December 31, 2003. Deposits increased $331.1 million or 6.15%, from $5.39 billion as of December 31, 2003. Federal funds bought and securities sold under agreements to repurchase grew by $275.1 million or 5.45%, from $5.05 billion as of December 31, 2003 to $5.32 billion as of March 31, 2004.

Loans

Loans receivable-net were $4.95 billion or 40.79% of total assets at March 31, 2004, an increase of $270.7 million or 5.78% from December 31, 2003.

The Company continues to focus on growing its commercial loan portfolio through commercial real estate, asset-based lending and other commercial loans, as well as its consumer loan portfolio. As a result, the portfolio of real estate loans secured by first mortgages increased from $3.36 billion as of December 31, 2003, to $3.52 billion as of March 31, 2004, an increase of $164.8 million or 4.91%. Commercial real estate loans secured by first mortgages were $2.40 billion as of March 31, 2004, an increase of $136.3 million or 6.03% from December 31, 2003. The consumer loans portfolio (including credit cards and loans on deposits), commercial loans (principally collateralized by other than real estate assets) and other loans increased from $1.39 billion as of December 31, 2003, to $1.50 billion as of March 31, 2004, an increase of $111.0 million or 8.01%.

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

As of March 31, 2004, commercial loans were 61.43% (78.79% collateralized by real estate) and consumer loans were 17.20% (61.66% collateralized by real estate) of the $5.00 billion loans portfolio. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 81% of its loans collateralized by real estate as of March 31, 2004. Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. At March 31, 2004, Westernbank Business Credit (asset-based lending) and the Expresso of Westernbank (generally unsecured consumer lending) divisions loan portfolios amounted to $703.3 million and $147.4 million, respectively. At March 31, 2004, the average yield on Westernbank Business Credit division asset-based loans portfolio was 5.00% while for the Expresso of Westernbank division loans portfolio the average yield was 18.77%.

The following table sets forth the composition of Westernbank’s loans portfolio, by type of loan at the dates indicated.

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
Mortgage	$916,246	18.5%	$894,007	19.1%
Construction	208,816	4.2	202,600	4.3
Commercial, industrial and agricultural (1):
Real estate	2,397,809	48.4	2,261,465	48.3
Business and others	645,449	13.0	524,747	11.2
Consumer and others (2)	852,192	17.2	861,907	18.4

Total loans	5,020,512	101.3	4,744,726	101.3
Allowance for loan losses	(66,660)	(1.3)	(61,608)	(1.3)

Loan - net	$4,953,852	100.0%	$4,683,118	100.00%

(1)	Includes $703.3 million and $641.1 million at March 31, 2004 and December 31, 2003, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes $147.4 million and $155.6 million at March 31, 2004 and December 31, 2003, respectively, of the Expresso of Westernbank division outstanding loans.

Residential real estate mortgage loans at March 31, 2004, are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At March 31, 2004, residential mortgage loans included $16.7 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

Westernbank originated $424.1 million of commercial real estate loans, including asset-based and construction loans, during the three month period ended March 31, 2004. At March 31, 2004, commercial real estate loans totaled $2.40 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. At March 31, 2004, the Company maintained its status as a secured lender, with approximately 81% of its loans collateralized by real estate.

The portfolio of Consumer and Other loans at March 31, 2004, consisted of consumer loans of $852.2 million, of which $525.5 million are secured by real estate, $297.7 million are unsecured consumer loans (including $147.4 million of the Expresso of Westernbank division loans portfolio, credit card loans of $53.5 million and other consumer loans of $96.8 million) and loans secured by deposits in Westernbank totaling $29.0 million.

The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at March 31, 2004. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		MATURITIES
			After one year to five years		After five years
		(In thousands)
	Balance		Fixed
	Outstanding at	One Year or	interest	Variable	Fixed	Variable
	March 31, 2004	Less	rates	interest rates	interest rates	interest rates
Residential real estate:
Mortgage	$916,246	$2,988	$18,599	$145	$282,730	$611,784
Construction	208,816	170,491	—	38,325	—	—
Commercial, industrial and agricultural:
Real Estate	2,397,809	708,097	238,855	211,725	49,973	1,189,159
Business and other	645,449	473,767	21,234	19,740	4,889	125,819
Consumer and other	852,192	107,692	211,370	—	533,130	—

Total	$5,020,512	$1,463,035	$490,058	$269,935	$870,722	$1,926,762

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

In addition to its residential loan originations, Westernbank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. Those loans are purchased at floating rates based on a negotiated spread over the three-month LIBOR rate. During the three month period ended March 31, 2004, Westernbank purchased $75.3 million of such loans.

Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of March 31, 2004, Westernbank’s commercial loans portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.87% (less than 1%), compared to 0.84% (less than 1%) at December 31, 2003.

Westernbank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by Westernbank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, Westernbank makes fixed-rate residential second mortgage loans. In July 2002, Westernbank launched a new division focused on offering consumer loans through 19 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000.

Westernbank offers the service of VISA ™ and Master Card ™ credit cards. At March 31, 2004, there were approximately 26,406 outstanding accounts, with an aggregate outstanding balance of $53.5 million and unused credit card lines available of $87.2 million.

In connection with all consumer and second mortgage loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of March 31, 2004, Westernbank’s consumer loans portfolio, including the Expresso of Westernbank loans portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.10%, compared to 0.89% at December 31, 2003. The increase in the delinquency ratio from 2003 to 2004 reflects the delinquencies of the Expresso of Westernbank loan portfolio, which is principally composed of small unsecured personal loans and has higher expected delinquency and charge-offs.

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

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Residential real estate mortgage and construction loans	$1,906	$2,259
Commercial, industrial and agricultural loans	25,210	24,142
Consumer loans	6,009	4,845

Total non-performing loans	33,125	31,246
Foreclosed real estate held for sale	3,951	4,082

Total non-performing loans and foreclosed real estate held for sale	$37,076	$35,328

Interest that would have been recorded if the loans had not been classified as non-performing	$2,802	$2,500

Interest recorded on non-performing loans	$41	$583

Total non-performing loans as a percentage of loans receivable (1)	0.66%	0.66%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets (2)	0.31%	0.31%

(1)	Computed using end of period loans.

(2)	Computed using end of period assets.

At March 31, 2004, total non-performing loans increased $1.9 million or 6.01%, from $31.2 million or 0.66% (less than 1%) of Westernbank’s loans portfolio as of December 31, 2003, to $33.1 million or 0.66% (less than 1%) of Westernbank’s loans portfolio as of March 31, 2004. Excluding real estate loans, these ratios were 0.04% and 0.03% at March 31, 2004 and December 31, 2003, respectively. This slight increase in non-performing loans primarily comes from the Company’s commercial and regular consumer loan portfolios. Non-performing loans on the commercial loans portfolio increased by $1.9 million, when compared to December 31, 2003. This increase is mostly attributed to one commercial loan with a principal balance of $2.4 million, which is collateralized by real estate. At March 31, 2004, this loan had a specific valuation allowance of $1.5 million. Total non-performing loans in the regular consumer loan portfolio grew by $1.2 million, when compared to December 31, 2003. Such increase was specifically due to consumer loans past due over 90 days which are fully collateralized by real estate properties. At March 31, 2004, the allowance for possible loan losses was 201.24% of total non-performing loans (reserve coverage). Moreover, of the total allowance of $66.7 million, $8.2 million is the Company’s estimated allowance for specific reserved loans and the remaining $58.5 million is for the Company’s general and unallocated reserves.

Allowance for loan losses

Westernbank maintains an allowance for loan losses to absorb losses inherent in the loans portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loans portfolio. The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology consists of several key elements, which include:

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

Specific Allowances for Identified Problem Loans and Portfolio Segments. Specific allowances are established and maintained where management has identified significant conditions or circumstances related to a credit or portfolio segment that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Larger commercial and construction loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Westernbank.

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

The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. Historical loss factors for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current condition on loss recognition. Factors which management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and Westerbank’s internal credit examiners. Loan loss factors are adjusted quarterly based upon the level of net charge offs expected by management in the next twelve months, after taking into account historical loss ratios adjusted for current trends. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

At March 31, 2004, Westernbank’s allowance for loan losses was $66.7 million, consisting of $56.8 million formula allowance, $8.2 million of specific allowances and $1.7 million of unallocated allowance. As of March 31, 2004, the allowance for loan losses equals 1.33% of total loans, and 201.24% of total non-performing loans, compared with an allowance for loan losses at December 31, 2003 of $61.6 million, or 1.30% of total loans, and 197.17% of total non-performing loans.

As of March 31, 2004, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	March 31,		December 31,
	2004		2003
	(Dollars in thousands)
Balance, beginning of year	$61,608		$47,114
Loans charged-off:
Consumer loans (1)	4,362		12,203
Commercial, industrial and agricultural loans	201		2,479
Real estate-mortgage and construction loans	47		184

Total loans charged-off	4,610		14,866

Recoveries of loans previously charged-off:
Consumer loans	647		799
Commercial, industrial and agricultural loans	68		1,141
Real estate-mortgage and construction loans	6		372

Total recoveries of loans previously charged-off	721		2,312

Net loans charged-off	3,889		12,554
Provision for loan losses	8,941		27,048

Balance, end of period	$66,660		$61,608

Ratios:
Allowance for loan losses to total end of period loans	1.33%		1.30%
Provision for loan losses to net loans charged-off	229.90%		215.45%
Recoveries of loans to loans charged-off in previous period	19.40	%(2)	29.03%
Net loans charged-off to average loans (3)	0.32	%(2)	0.29%
Allowance for loans losses to non-performing loans	201.24%		197.17%

(1)	Includes $3.4 million and $7.9 million of Expresso of Westernbank loans charged-offs for the periods ended March 31, 2004, and December 31, 2003, respectively.

(2)	Net loans charged-offs ratios are annualized for comparison purposes.

(3)	Average loans were computed using beginning and ending balances.

The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the “Loans” table on page 39.

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Commercial, industrial and agricultural loans (1)	$48,071	60.6%	$41,400	58.7%
Consumer loans (2)	16,463	17.0	17,472	18.2
Residential real estate mortgage and construction loans	416	22.4	415	23.1
Unallocated allowance	1,710	—	2,321	—

Total allowance for loan losses	$66,660	100.0%	$61,608	100.0%

(1)	Includes $9.2 million and $6.6 million of Westernbank Business Credit loans at March 31, 2004 and December 31, 2003, respectively.

(2)	Includes $9.5 million and $10.0 million of Expresso of Westernbank loans at March 31, 2004 and December 31, 2003, respectively.

Loans are classified as impaired or not impaired in accordance with SFAS 114. A loan is impaired when, based on current information and events, it is probable that Westernbank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.

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

The following table sets forth information regarding the investment in impaired loans:

	March 31, 2004	December 31, 2003
	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$26,220	$28,217
Do not require a valuation allowance	21,405	22,088

Total	$47,625	$50,305

Valuation allowance for impaired loans	$7,586	$4,646

	March 31, 2004	March 31, 2003
Average investment in impaired loans	$47,320	$44,209

Interest collected in impaired loans	$619	$577

At March 31, 2004, Westernbank’s investment in impaired loans decreased $2.7 million or 5.33%, from $50.3 million as of December 31, 2003 to $47.6 million as of March 31, 2004. The decrease is primarily attributed to two specific loans previously classified as impaired with outstanding principal balances of $1.0 million and $1.3 million at December 31, 2003. The $1.0 million loan was fully repaid during the quarter ended March 31, 2004, while the $1.3 million loan was declassified due to the borrower’s improved financial condition, and has been in accrual status since its inception.

Investments

The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Investment Committee (composed of members of the Board of Directors), as well as the President and Chief Executive Officer and the Chief Financial Officer.

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

The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

The following table presents the carrying value of investments at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
	(In thousands)
Held to maturity :
US Government and agencies obligations	$4,800,493	$4,463,493
Puerto Rico Government and agencies obligations	34,501	34,500
Commercial paper	99,999	174,976
Corporate notes	51,411	51,409
Mortgage and asset-backed securities	950,759	999,332

Total	5,937,163	5,723,710

Available for sale:
Collateralized mortgage obligations	37,383	49,910
Other investments	5,220	5,170

Total	42,603	55,080

Total investments	$5,979,766	$5,778,790

The carrying amount of investment securities at March 31, 2004, by contractual maturity (excluding mortgage and asset- backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$—	—%
Due after one year through five years	3,679,548	3.79
Due after five years through ten years	1,120,945	4.68
Due after ten years	—	—

	4,800,493	4.00

Puerto Rico Government and agencies obligations:
Due within one year	—	—
Due after one year through five years	18,167	5.94
Due after five years through ten years	14,983	4.24
Due after ten years	1,351	6.15

	34,501	5.21

Other:
Due within one year	99,999	1.04
Due after one year through five years	29,988	2.69
Due after five years through ten years	—	—
Due after ten years	26,643	8.12

	156,630	2.39

Total	4,991,624	3.96
Mortgage and asset-backed securities	988,142	4.27

Total	$5,979,766	4.01%

Mortgage and asset-backed securities at March 31, 2004, consist of:

(In Thousands)
Available for sale - CMO’s certificates	$37,383

Held to maturity:
FHLMC certificates	6,727
GNMA certificates	9,243
FNMA certificates	4,250
CMO certificates	922,681
Asset-backed securities	7,858

Total held to maturity	950,759

Total mortgage and asset-backed securities	$988,142

The Company’s investment portfolio at March 31, 2004, had an average contractual maturity of 62 months, when compared to an average maturity of 63 months at December 31, 2003. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Given the present interest rate scenario, and taking into consideration the callable features of these securities, the Company’s investment portfolio as of March 31, 2004, had a remaining average maturity of 9 months. However, no assurance can be given that such levels will be maintained in future periods.

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

In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporarily impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and 15, 2003. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. In line with such decline management concluded, based on these facts and the secondary market prices, that a $15.7 million other than temporary impairment write-down was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO that was downgraded as available for sale as of March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s.

As of March 31, 2004, management concluded that there was no other-than-temporary impairment in its investment securities portfolio. (See “Note 1 — Organization and Summary of Significant Accounting Policies and Note 4 — Investment securities — Notes to Consolidated Financial Statements (unaudited)”).

Deposits

Westernbank offers a diversified choice of deposit accounts. Savings deposits increased from $692.2 million as of December 31, 2003, to $757.3 million as of March 31, 2004, an increase of $65.1 million or 9.41%. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $4.69 billion as of December 31, 2003, to $4.96 billion as of March 31, 2004, an increase of $266.0 million or 5.67%. Brokered deposits amounted to $3.63 billion and $3.51 billion as of March 31, 2004 and December 31, 2003, respectively. These accounts have historically been a stable source of funds.

At March 31, 2003, Westernbank had total deposits of $5.72 billion, of which $757.3 million or 13.25% consisted of savings deposits, $278.6 million or 4.87% consisted of interest bearing demand deposits, $231.6 million or 4.05% consisted of noninterest bearing deposits, and $4.42 billion or 77.32% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.

At March 31, 2004, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$1,035,403
over 3 months through 6 months	570,642
over 6 months through 12 months	681,091
over 12 months	1,674,905

Total	$3,962,041

The following table sets forth the average amount and the average rate paid on the following deposit categories for the three months ended March 31, 2004, and for the year ended December 31, 2003:

	March 31, 2004		December 31, 2003
	Average	Average	Average	Average
	amount	rate	amount	rate
		(Dollars in thousands)
Time deposits	$4,292,191	2.49%	$3,775,263	2.59%
Savings deposits	711,341	2.19%	605,854	2.15%
Interest bearing demand deposits	200,154	2.55%	160,015	2.55%
Noninterest bearing demand deposits	259,688	—	227,358	—

	$5,463,374	2.34%	$4,768,490	2.41%

Borrowings

The following table sets forth the borrowings of Westernbank at the dates indicated:

	March 31, 2004	December 31, 2003
	(In thousands)
Federal funds bought and securities sold under agreements to repurchase (1)	$5,321,148	$5,046,045
Advances from FHLB	136,000	146,000
Mortgage note payable	37,144	37,234

	$5,494,292	$5,229,279

(1)	Federal funds bought amounted to $20.0 million at March 31, 2004, at an interest rate of 1.25%, and mature within one day. No such borrowings were outstanding at December 31, 2003.

Westernbank has made use of institutional federal funds bought and securities sold under agreements to repurchase in order to obtain funding, primarily through investment banks and brokerage firms. Securities sold under agreements to repurchase are collateralized with investment securities while federal funds bought do not require collateral. The Bank had $5.32 billion in federal funds bought and securities sold under agreements to repurchase outstanding at March 31, 2004, at a weighted average rate of 2.28%. Federal funds bought and securities sold under agreements to repurchase outstanding as of March 31, 2004, mature as follows: $672.9 million within 30 days; $174.5 million within 60 days; $1.20 billion in 2004; $1.27 billion in 2005; $724.9 million in 2006; and $1.28 billion thereafter.

Westernbank also obtains advances from FHLB of New York. As of March 31, 2004, Westernbank had $136.0 million in outstanding FHLB advances at a weighted average rate of 4.26%. Advances from FHLB mature as follows: $30.0 million within 30 days; $14.0 million in 2005; $50.0 million in 2006; and $42.0 million thereafter.

At March 31, 2004, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $37.1 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the (1) greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

The following table presents certain information regarding the Westernbank’s short-term borrowings for the periods indicated.

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Amount outstanding at period end	$2,345,494	$1,964,641
Monthly average outstanding balance	2,168,586	1,267,234
Maximum outstanding balance at any month end	2,345,494	2,147,934
Weighted average interest rate:
For the three months and period ended	1.30%	1.24%
At the end of three months and at period end	1.32%	1.31%

Stockholders’ Equity

As of March 31, 2004, total stockholders’ equity amounted to $858.3 million, an increase of $29.7 million or 3.59% when compared to $828.5 million as of December 31, 2003. The increase resulted from net income of $40.5 million generated during the quarter ended March 31, 2004, partially offset by dividends paid during the quarter of $5.9 million and $6.8 million on our common and preferred stock, respectively, and a decrease of $700,000 in other comprehensive loss as a result of an improvement in the mark to market position of the Company’s portfolio of investment securities available for sale at March 31, 2004, when compared to December 31, 2003. The period-end number of common shares outstanding increased from 106,290,294 as of December 31, 2003 to 106,666,275 as of March 31, 2004, as a result of the conversion of 70,289 shares of the Company’s convertible preferred stock series A, into 160,507 shares of the Company’s common stock, and the issuance of 214,750 common shares from the exercise of stock options.

SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table sets forth, for the indicated periods, certain ratios reflecting the productivity, profitability and other selected data of the Company:

	Three months ended		Year Ended
	March 31,		December 31,
	2004	2003	2003
Per share data:
Dividend payout ratio	17.39%	21.05%	19.97%
Book value per common share	$4.45	$3.52 (2)	$4.17
Preferred stock outstanding at end of period	15,325,456	8,926,829	15,395,745
Preferred stock equity at end of period (in thousands)	$383,136	$223,171	$384,894
Performance ratios:
Return on average assets (1)	1.37%	0.70%	1.15%
Return on average common stockholders’ equity (1)	29.36%	11.87%	22.79%
Efficiency ratio	30.32%	34.45%	31.75%
Operating expenses to end-of-period assets	0.78%	0.87%	0.74%
Capital ratios:
Total capital to risk-weighted assets	14.76%	13.62%	14.87%
Tier I capital to risk-weighted assets	13.84%	12.69%	13.98%
Tier I capital to average assets	7.32%	7.21%	7.22%
Equity-to-assets ratio	7.07%	6.68%	7.19%
Other selected data:
Total trust assets managed (in thousands)	$346,383	$262,043	$326,527
Branch offices	51	51	51
Number of employees	1,133	1,068	1,092

(1)	The return on average assets is computed by dividing net income by average total assets for the period. The return on average common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity. Average balances are computed using beginning and ending balances.

(2)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, both distributed on December 10, 2003.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

The information required herein is incorporated by reference from page 30 of the annual report to securities holders for the year ended December 31, 2003.

LIQUIDITY

Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand; deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowings. At March 31, 2004, the Company had approximately $2.56 billion in securities and other short-term securities maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities portfolio and securitizable loans.

Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, and other short and long-term borrowing, such as securities sold under agreements to repurchase (“reverse repurchase agreements”). Other borrowings funding source limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the National Certificate of Deposit (“CD”) Market as a source of cost effective deposit funding in addition to local market deposit inflows. Depositors in this market consist of credit unions, banking institutions, CD brokers and some private corporations or non-profit organizations. The Bank’s ability to acquire brokered deposits can be restricted if it becomes in the future less than well-capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable, such as advances, and other borrowings, such as reverse repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires Westernbank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and reverse repurchase agreements, respectively.

The Company’s liquidity targets are reviewed monthly by the Investment Committee and are based on the Company’s commitment to make loans and investments and its ability to generate funds. The Committee’s targets are also affected by yields on available investments and upon the Committee’s judgment as to the attractiveness of such yields and its expectations as to future yields.

The Company’s investment portfolio at March 31, 2004, had an average contractual maturity of 62 months. However, no assurance can be given that such levels will be maintained in future periods.

As of March 31, 2004, Westernbank had line of credit agreements with four commercial banks permitting Westernbank to borrow a maximum aggregate amount of $105.0 million. The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.

Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at March 31, 2004, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total
			(In thousands)
Short-term borrowings	$2,345,494	$—	$—	$—	$2,345,494
Long-term borrowings	—	2,052,456	—	1,096,342	3,148,798
Operating Lease Obligations	2,119	4,141	2,898	14,394	23,552

Total contractual obligations	$2,347,613	$2,056,597	$2,898	$1,110,736	$5,517,844

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At March 31, 2004, the Company had $2.7 billion in certificates of deposit that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at March 31, 2004, is presented below:

	Total	Less than one year	2-5 years
		(In thousands)
Lines of credit	$223,921	$129,926	$93,995
Commercial letters of credit	14,384	14,384	—
Commitments to extend credit	303,471	204,694	98,777
Commitments to purchase mortgage loans	175,000	175,000	—

Total	$716,776	$524,004	$192,772

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

As of March 31, 2003 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At March 31, 2004, there are no conditions or events that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at March 31, 2004:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$921,941	14.76%	$499,834	8.00%	N/A	N/A
Westernbank	913,333	14.65%	498,796	8.00%	623,494	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	855,748	13.84%	247,251	4.00%	N/A	N/A
Westernbank	846,673	13.73%	246,731	4.00%	370,097	6.00%
Tier I Capital to Average Assets:
Consolidated	855,748	7.32%	350,485	3.00%	N/A	N/A
Westernbank	846,673	7.26%	350,055	3.00%	583,424	5.00%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk and asset/liability management

The Company’s financial performance is impacted by among other factors, interest rate risk and credit risk. Management considers interest rate risk the Company’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Company’s net interest income is largely dependent upon the effective management of interest rate risk. The Company does not utilize derivatives to mitigate its credit risk, relying instead on an extensive counterparty review process. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Allowance for Loan Losses” herein.

Interest rate risk is addressed by the Company’s Asset & Liability Committee (“ALCO”), which includes the full Board of Directors and certain senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. Given the fed fund rate of 1.00% at March 31, 2004 and December 31, 2003, a linear 50 basis points decrease for March 31, 2004 and December 31, 2003, was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease. The Company measures the impact on market value for an immediate and sustained 200 basis point increase and 50 basis points decrease (shock) in interest rates.

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

The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold for cash upon origination. In addition, the Company enters into certain derivative financial instruments. (See “Note 9 — Financial Instruments, Derivative Financial Instruments — Notes to Consolidated Financial Statements (unaudited).”)

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

March 31, 2004:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
		(Dollars in thousands)
+200 Basis Points	$272,970	$(29,318)	(9.70)%
Base Scenario	302,288	—	—
-50 Basis Points	303,592	1,304	0.43%

December 31, 2003:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
		(Dollars in thousands)
+200 Basis Points	$280,197	$(14,573)	(4.94)%
Base Scenario	294,770	—	—
-50 Basis Points	291,543	(3,227)	(1.09)%

(*) The NII figures exclude the effect of the amortization of loan fees. Given the fed fund rate of 1.00% at March 31, 2004 and December 31, 2003, a linear 50 basis points decrease for March 31, 2004 and December 31, 2003 was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.

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

Competition and economic conditions

The financial services and banking business are highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to compete in its market area as well as to a significant extent upon general economic conditions in the island of Puerto Rico. The Company competes with other commercial and non-commercial banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. The success of the Company is also highly dependent on the economic strength of the Company’s general market area. Significant deterioration in the local economy or external economic conditions, such as inflation, recession, unemployment, real estate values and other factors beyond the Company’s control, could also substantially impact the Company’s performance. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For further information, refer to the Economic Conditions, Market Area and Competition section included in the Company’s Annual Report on Form 10K.

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

32.2 Written statement of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

B – Reports on Form 8-K

On January 16, 2004, the Company filed a Form 8-K announcing:

•	That its Board of Directors approved an increase in its dividend payment on the Company’s common stock. The new monthly cash dividend payment will be $0.01833, and was effective with the payment date of February 17, 2004, to stockholders of record as of January 31, 2004.

•	The Company’s earnings estimate for fiscal year 2004.

•	The Company’s results of operations for the three months and year ended December 31, 2003.

•	How to access the Company’s earnings call scheduled for January 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

W HOLDING COMPANY, INC.

Date: May 7, 2004	By	/s/ Frank. C. Stipes

Frank C. Stipes, Esq.
Chairman of the Board,
Chief Executive Officer and
President

Date: May 7, 2004	By	/s/ Freddy Maldonado

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