Form 10-Q
period 2004-06-30
W HOLDING CO INC
filed 2004-08-04
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). YES ☒ NO ☐

As of July 31, 2004, there were 106,795,732 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

Part I. Financial Information

Item I. Financial Statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$77,688	$92,811
Money market instruments:
Federal funds sold and securities purchased under agreements to resell	587,525	649,852
Interest-bearing deposits in banks	71,220	37,767
Trading securities, at fair value	2,582	—
Investment securities available for sale, at fair value	122,949	55,080
Investment securities held to maturity, at amortized cost with a fair value of $6,345,744 in 2004 and $5,638,816 in 2003	6,520,932	5,723,710
Federal Home Loan Bank stock, at cost	41,250	39,750
Mortgage loans held for sale, at lower of cost or fair value	656	2,555
Loans, net of allowance for loan losses of $72,407 in 2004 and $61,608 in 2003	5,397,872	4,683,118
Accrued interest receivable	84,247	75,567
Foreclosed real estate held for sale, net	3,976	4,082
Premises and equipment, net	107,084	103,370
Deferred income taxes, net	28,961	24,910
Other assets	39,486	26,868

TOTAL	$13,086,428	$11,519,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$6,076,192	$5,385,476
Federal funds bought and securities sold under agreements to repurchase	5,843,318	5,046,045
Advances from Federal Home Loan Bank	176,000	146,000
Mortgage note payable	37,053	37,234
Advances from borrowers for taxes and insurance	4,824	4,307
Other liabilities	62,661	71,869

Total liabilities	12,200,048	10,690,931

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock – $1.00 par value per share (liquidation preference $25 per share - $382,301,325 in 2004 and $384,893,625 in 2003); authorized 20,000,000 shares; issued and outstanding 15,292,053 shares in 2004 and 15,395,745 shares in 2003	15,292	15,396
Common stock – $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 106,741,159 shares in 2004 and 106,290,294 shares in 2003	106,741	106,290
Paid-in capital	515,949	514,800
Retained earnings:
Reserve fund	51,588	43,375
Undivided profits	197,631	149,581
Accumulated other comprehensive loss, net	(821)	(933)

Total stockholders’ equity	886,380	828,509

TOTAL	$13,086,428	$11,519,440

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME:
Loans, including loan fees	$76,792	$68,235	$150,065	$131,654
Investment securities	50,963	29,140	98,383	57,720
Mortgage and asset-backed securities	9,257	8,898	19,498	17,648
Money market instruments	4,004	4,234	7,477	6,833

Total interest income	141,016	110,507	275,423	213,855

INTEREST EXPENSE:
Deposits	33,965	28,998	65,424	58,045
Federal funds bought and securities sold under agreements to repurchase	31,030	23,611	61,376	46,745
Advances from Federal Home Loan Bank	1,457	1,480	2,854	3,009
Other borrowings	—	142	—	142

Total interest expense	66,452	54,231	129,654	107,941

NET INTEREST INCOME	74,564	56,276	145,769	105,914
PROVISION FOR LOAN LOSSES	10,821	6,597	19,762	12,825

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	63,743	49,679	126,007	93,089

OTHER INCOME (LOSS):
Service charges on deposit accounts	2,018	1,792	3,919	3,493
Other fees and commissions	5,081	5,203	9,957	9,598
Loss on derivative instruments	(236)	(149)	(236)	(100)
Net gain (loss) on sales and valuation of loans, securities and other assets	142	(6,560)	273	(21,004)

Total other income (loss), net	7,005	286	13,913	(8,013)

TOTAL NET INTEREST INCOME AND OTHER INCOME	70,748	49,965	139,920	85,076

OPERATING EXPENSES:
Salaries and employees’ benefits	9,001	8,186	18,145	16,541
Equipment	2,505	2,280	4,802	4,396
Deposits insurance premium and supervisory examination	687	538	1,359	1,066
Occupancy	1,685	1,722	3,346	3,267
Advertising	3,398	1,778	5,864	3,007
Printing, postage, stationery and supplies	874	771	1,674	1,703
Telephone	598	567	1,187	1,138
Municipal taxes	899	1,001	1,797	1,799
Other	5,594	2,923	10,713	6,049

Total operating expenses	25,241	19,766	48,887	38,966

INCOME BEFORE PROVISION FOR INCOME TAXES	45,507	30,199	91,033	46,110

PROVISION FOR INCOME TAXES:
Current	6,683	7,370	13,553	13,693
Deferred credit	(2,199)	(2,825)	(4,036)	(8,116)

Total provision for income taxes	4,484	4,545	9,517	5,577

NET INCOME	$41,023	$25,654	$81,516	$40,533

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS – BASIC	$34,280	$21,119	$67,999	$31,933

BASIC EARNINGS PER COMMON SHARE	$0.32	$0.20 (1)	$0.64	$0.30 (1)

DILUTED EARNINGS PER COMMON SHARE	$0.31	$0.20 (1)	$0.62	$0.30 (1)

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, and distributed both on December 10, 2003.

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2004	2003
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$15,396	$8,943
Issuance of preferred stock	—	4,232
Conversion of preferred stock	(104)	(202)

Balance at end of period	15,292	12,973

Common stock:
Balance at beginning of period	106,290	68,346
Issuance of common stock upon conversion of preferred stock	236	301
Issuance of common stock upon exercise of stock options	215	—

Balance at end of period	106,741	68,647

Paid-in capital:
Balance at beginning of period	514,800	319,106
Stock options exercised	754	—
Effect of stock options granted to employees	527	530
Issuance of common stock upon conversion of preferred stock	(132)	(98)
Issuance of preferred stock	—	97,960

Balance at end of period	515,949	417,498

Reserve fund:
Balance at beginning of period	43,375	32,011
Transfer from undivided profits	8,213	4,066

Balance at end of period	51,588	36,077

Undivided profits:
Balance at beginning of period	149,581	157,442
Net income	81,516	40,533
Cash dividends on common stock	(11,736)	(8,961)
Cash dividends on preferred stock	(13,517)	(8,600)
Transfer to reserve fund	(8,213)	(4,066)

Balance at end of period	197,631	176,348

Accumulated other comprehensive loss:
Balance at beginning of period	(933)	(1,100)
Other comprehensive income, net for the period	112	127

Balance at end of period	(821)	(973)

Total Stockholders’ Equity	$886,380	$710,570

Comprehensive Income:
Net income	$81,516	$40,533

Other comprehensive income, net of income tax:
Unrealized net gains on securities available for sale:
Unrealized gains (losses) arising during the period	156	(6,952)
Reclassification adjustments for (gains) losses included in net income	(59)	7,094

	97	142

Income tax effect	15	(15)

Net increase in other comprehensive income, net of income taxes	112	127

Total Comprehensive Income	$81,628	$40,660

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,516	$40,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	19,762	12,825
Losses on foreclosed real estate held for sale	545	—
Deferred income tax credit	(4,036)	(8,116)
Depreciation and amortization on:
Premises and equipment	3,555	3,615
Foreclosed real estate held for sale	—	163
Mortgage servicing rights	205	420
Stock options granted to employees	527	530
Amortization of premium (discount), net on:
Investment securities available for sale	297	(174)
Investment securities held to maturity	(732)	(1,214)
Mortgage-backed securities held to maturity	913	2,204
Loans	639	764
Amortization of discount on deposits	1,643	1,253
Amortization of net deferred loan origination fees	(4,837)	(3,496)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(59)	7,094
Impairment on investment securities held to maturity	—	15,701
Mortgage loans held for sale	(249)	(90)
Derivative instruments	(662)	(799)
Foreclosed real estate held for sale	(33)	(20)
Capitalization of servicing rights	(72)	—
Originations of mortgage loans held for sale	(11,894)	(24,960)
Sales of mortgage loans held for sale	8,268	—
Decrease (increase) in:
Trading securities	3,192	16,634
Accrued interest receivable	(8,680)	588
Other assets	(11,111)	(5,291)
Increase (decrease) in:
Accrued interest on deposits and borrowings	1,243	(266)
Other liabilities	(14,539)	(2,612)

Net cash provided by operating activities	65,401	55,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(33,453)	(1,812)
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	112,327	(64,857)
Securities purchased under agreements to resell with original maturities over three months:
Purchases	(250,000)	—
Collections	200,000	—
Increase in due from brokers	—	(65,452)
Investment securities available for sale:
Sales	24,996	67,623
Purchases	(124,937)	(128,586)
Proceeds from redemption and repayment	31,931	98,175
Investment securities held to maturity:
Purchases	(8,870,472)	(12,356,858)
Proceeds from redemption and repayment	7,979,000	12,339,945
Mortgage-backed securities held to maturity:
Purchases	(55,080)	(1,260,003)
Proceeds from principal repayment	151,454	570,206
Loans:
Purchases	(150,069)	(153,696)
Sales	—	62,224
Other increase	(583,384)	(410,236)
Purchase of derivative options	(4,657)	(3,090)
Proceeds from sales of foreclosed real estate held for sale	424	213
Additions to premises and equipment	(7,115)	(3,873)
Purchases of Federal Home Loan Bank stock	(5,000)	—
Redemptions of Federal Home Loan Bank stock	3,500	4,872

Net cash used in investing activities	(1,580,535)	(1,305,205)

Forward	$(1,515,134)	$(1,249,919)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2004	2003
Forward	$(1,515,134)	$(1,249,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	696,342	568,303
Net increase (decrease) in securities sold under agreements to repurchase	1,017,271	(378,053)
Securities sold under agreements to repurchase with original maturities over three months:
Proceeds	942,955	1,108,623
Payments	(1,162,953)	(133,035)
Payments of mortgage note payable	(181)	(401)
Advances from Federal Home Loan Bank:
Proceeds	158,000	—
Payments	(128,000)	—
Net increase in advances from borrowers for taxes and insurance	517	386
Dividends paid	(24,909)	(16,750)
Issuance of preferred stock	—	102,467
Proceeds from stock options exercised	969	—

Net cash provided by financing activities	1,500,011	1,251,540

NET CHANGE IN CASH AND DUE FROM BANKS	(15,123)	1,622
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	92,811	76,080

CASH AND DUE FROM BANKS, END OF PERIOD	$77,688	$77,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$128,409	$109,106
Income taxes	15,531	11,468
Noncash activities:
Accrued dividends payable	3,081	2,742
Net increase in other comprehensive income	112	127
Mortgage loans securitized and transferred to:
Trading securities	5,774	16,634
Mortgage-backed securities held to maturity	2,305	—
Transfer from held to maturity to available for sale	—	51,671
Transfer from loans to foreclosed real estate held for sale	1,005	1,730
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	175	500
Unpaid additions to premises and equipment	154	11
Transfer from undivided profits to reserve fund	8,213	4,066
Effect in valuation of derivatives and their hedged items:
Increase (decrease) in other assets	(3,019)	3,146
Decrease (increase) in deposits	5,717	(1,161)
Increase in other liabilities	3,678	2,374
Conversion of preferred stock into common stock:
Common stock	236	301
Paid in capital	(132)	(98)
Preferred stock	(104)	(202)

See notes to consolidated financial statements.

(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank”). The Company’s other operating subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at June 30, 2004 and December 31, 2003, and for the three and six month periods ended June 30, 2004 and 2003 were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at June 30, 2004. Westernbank operates through 51 full service branch offices located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a fully functional banking site on the Internet. Westernbank operates through four divisions: Westernbank International Division, which is an International Banking Entity (IBE) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which activities consist of commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 through 19 full-service branches. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at June 30, 2004 and December 31, 2003, and for the three and six month periods ended June 30, 2004 and 2003 were not significant.

Westernbank World Plaza, Inc. (“WWPI”), a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. WWPI serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – on the Company’s Consolidated Financial Statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, included in the Company’s Annual Report on Form 10-K). The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of June 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2003, has been derived from the audited Consolidated Financial Statements of the Company. The result of operations and cash flows for the three and six months ended June 30, 2004 and 2003, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

Following is a summary of the most recent accounting policies adopted by the Company:

Effective January 1, 2003, the Company changed the method of accounting for employees’ stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, compensation cost recognized since January 1, 2003, is the same that would have been recognized had the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, been applied from its original effective date.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if these occur, receive a majority of the entity’s expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R must be applied to interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. FIN 46R did not have any effect on the Company’s financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investments cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

EITF 03-1 will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. Based on the composition of the investment portfolio held at June 30, 2004, EITF 03-1 is not expected to have a material effect on the Company’s financial position or results of operations.

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments, (“SAB 105”) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The adoption of SAB 105 did not have a material impact on the Company’s financial condition or results of operations.

Reclassifications – Certain reclassifications have been made to prior periods financial statements to conform with current periods presentation.

2. EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three and six months ended June 30, 2004 and 2003, were computed by dividing the net income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during the same periods, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003		2004	2003
	(Dollars in thousands, except share data)
Basic and diluted earnings per share:
Net income	$41,023	$25,654		$81,516	$40,533
Less preferred stock dividends	6,743	4,535		13,517	8,600

Income attributable to common stockholders - basic	34,280	21,119		67,999	31,933
Plus convertible preferred stock dividends	307	460		645	—

Income attributable to common stockholders - diluted	$34,587	$21,579		$68,644	$31,933

Weighted average number of common shares outstanding during the period	106,739,629	104,835,883	(1)	106,616,396	104,705,215	(1)
Dilutive potential common shares - stock options	3,319,415	2,024,361	(1)	3,405,084	2,007,796	(1)
Assumed conversion of preferred stock	1,584,890	2,318,704	(1)	1,584,890	—

Total	111,643,934	109,178,948		111,606,370	106,713,011

Basic earnings per common share	$0.32	$0.20	(1)	$0.64	$0.30	(1)

Diluted earnings per common share	$0.31	$0.20	(1)	$0.62	$0.30	(1)

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock split on our common stock declared on November 4, 2003 and November 11, 2003, respectively, both distributed on December 10, 2003.

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

During the six month period ended June 30, 2004, 103,692 shares of the Company’s convertible preferred stock series A were converted into 236,115 shares of the Company’s common stock.

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

The Company’s cash dividends per share declared for the six months ended June 30, 2004 and 2003, were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)
2004
January 31, 2004	February 17, 2004	$0.01833
February 29, 2004	March 15, 2004	0.01833
March 31, 2004	April 15, 2004	0.01833
April 30, 2004	May 17, 2004	0.01833
May 31, 2004	June 15, 2004	0.01833
June 30, 2004	July 15, 2004	0.01833

Total		$0.10998

2003 (2)
January 31, 2003	February 15, 2003	$0.01198
February 28, 2003	March 15, 2003	0.01471
March 31, 2003	April 15, 2003	0.01471
April 30, 2003	May 15, 2003	0.01471
May 30, 2003	June 13, 2003	0.01471
June 30, 2003	July 15, 2003	0.01471

Total		$0.08550

(1)	Dividend amounts in the table are rounded.

(2)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, both distributed on December 10, 2003.

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2004	Cost	Gains	Losses	Value
	(In thousands)
Trading securities:
Mortgage-backed securities - Government National Mortgage Association (GNMA) certificates	$2,501	$81	$—	$2,582

Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by Federal National Mortgage Association (FNMA)	$12,332	$—	$605	$11,727
CMO’s issued or guaranteed by Federal Home Loan Mortgage Corporation (FHLMC)	6,431	—	259	6,172
Equity securities - Preferred stock	105,000	50	—	105,050

Total	$123,763	$50	$864	$122,949

Held to maturity:
U.S. Government and agencies obligations	$5,330,668	$4,007	$94,944	$5,239,731
Puerto Rico Government and agencies obligations	34,501	343	365	34,479
Commercial paper	200,000	—	—	200,000
Corporate notes	51,413	2,218	—	53,631

Subtotal	5,616,582	6,568	95,309	5,527,841

Mortgage and asset-backed securities:
FHLMC certificates	6,392	368	—	6,760
GNMA certificates	10,861	454	—	11,315
FNMA certificates	4,083	266	—	4,349
CMO’s issued or guaranteed by FHLMC	753,864	—	82,104	671,760
CMO’s issued or guaranteed by FNMA	121,133	—	5,956	115,177
CMO’s other	142	—	—	142
Asset-backed securities	7,875	525	—	8,400

Subtotal	904,350	1,613	88,060	817,903

Total	$6,520,932	$8,181	$183,369	$6,345,744

The Company’s investment portfolio as of June 30, 2004, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in unrealized loss position as of June 30, 2004.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$30,647	$—	$699	$29,948
CMO’s issued or guaranteed by FHLMC	20,345	—	383	19,962
Equity securities - Preferred stock	5,000	170	—	5,170

Total	$55,992	$170	$1,082	$55,080

Held to maturity:
U.S. Government and agencies obligations	$4,463,493	$15,632	$35,811	$4,443,314
Puerto Rico Government and agencies obligations	34,500	287	292	34,495
Commercial paper	174,976	—	—	174,976
Corporate notes	51,409	3,196	—	54,605

Subtotal	4,724,378	19,115	36,103	4,707,390

Mortgage and asset-backed securities:
FHLMC certificates	7,297	445	—	7,742
GNMA certificates	9,753	475	—	10,228
FNMA certificates	4,542	303	—	4,845
CMO’s issued or guaranteed by FHLMC	885,408	442	67,390	818,460
CMO’s issued or guaranteed by FNMA	84,322	2	2,183	82,141
CMO’s other	168	—	—	168
Asset-backed securities	7,842	—	—	7,842

Subtotal	999,332	1,667	69,573	931,426

Total	$5,723,710	$20,782	$105,676	$5,638,816

The amortized cost and fair value of investment securities available for sale and held to maturity at June 30, 2004, by contractual maturity (excluding equity securities and mortgage and asset-backed securities) are shown below:

	AVAILABLE FOR SALE		HELD TO MATURITY
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$—	$—	$206,299	$206,299
Due after one year through five years	—	—	2,270,581	2,249,448
Due after five years through ten years	—	—	3,116,928	3,047,430
Due after ten years	—	—	22,774	24,664

Subtotal	—	—	5,616,582	5,527,841
Equity securities - Preferred stock	105,000	105,050	—	—
Mortgage and asset-backed securities	18,763	17,899	904,350	817,903

Total	$123,763	$122,949	$6,520,932	$6,345,744

Proceeds from sales of investment securities available for sale and their respective gross realized gains and losses for the six months ended June 30, 2004 and 2003, were as follows:

	2004	2003
	(In thousands)
Proceeds from sales	$24,996	$67,623
Gross realized gains	59	1,890
Gross realized losses	—	8,984

Gross realized gains and losses for the six months ended June 30, 2003, are related to the Company’s liquidation of its CBO’s and CLO’s investment portfolio, as explained below.

The Company uses certain methods and assumptions in estimating fair values of financial instruments. (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Fair value of Financial Instruments of the Company’s Consolidated Financial Statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.)

The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. Until June 30, 2004, the Company considered various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectations of recoverability of its original investment, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, available secondary market prices from broker/dealers, and the Company’s intention and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The impairment analysis on the mortgage and asset-backed securities was done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, as well as on sensitivity and expected cash flow analyses made by major brokerage houses. The Company also considered its intent and ability to hold these securities. If management believed, based on the analysis, that the principal and interest obligations on any mortgage and asset-backed security will not be received in a timely manner, the security was written down to fair value based on available secondary market prices from broker/dealers.

The equity securities impairment analyses were performed and reviewed quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses were subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considered the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believed there was a low probability of achieving book value in a reasonable time frame, then an impairment was recorded by writing down the security to fair value.

In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporarily impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and April 15, 2003. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. In line with such decline, management concluded, based on these facts and the secondary market prices, that a $15.7 million other-than-temporary impairment write-down adjustment was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO that was downgraded as available for sale as of March 31, 2003.

During the quarter ended June 30, 2003, the Company, based upon additional information available from trustees, further ratings downgradings, a default on the scheduled interest payment in one of the CBO tranches and further declines in quoted market prices for such investments, reclassified the remaining portfolio of CBO’s and CLO’s to available for sale and subsequently on June 6, 2003 sold its entire portfolio of CBO’s and CLO’s. The sale of the portfolio, with an original total investment of $62.9 million and adjusted to a fair value of $45.4 million as of March 31, 2003, was completed at an additional net loss of $7.0 million which was recorded during the quarter ended June 30, 2003.

At June 30, 2004, management concluded that there was no other-than-temporary impairment on its investment securities portfolio.

Effective July 1, 2004, the Company will follow EITF Issue 03-1, Meaning of Other Than Temporary Impairment, and other authoritative literature to evaluate whether an investment is other-than-temporarily impaired.

5. LOANS

The loan portfolio consisted of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$2,786,783	$2,269,380
Conventional:
One-to-four family residences	923,253	873,345
Other properties	1,992	2,233
Construction and land acquisition	234,221	207,593
Insured or guaranteed - Federal Housing Administration, Veterans Administration, and others	12,816	19,117

Total	3,959,065	3,371,668

Plus (less):
Undisbursed portion of loans in process	(4,437)	(4,993)
Premium on loans purchased - net	849	1,016
Deferred loan fees - net	(10,848)	(9,615)

Total	(14,436)	(13,592)

Real estate loans - net	3,944,629	3,358,076

OTHER LOANS:
Commercial loans	674,784	526,105
Loans on deposits	30,005	30,805
Credit cards	53,900	54,832
Consumer loans	771,367	777,573
Plus (less):
Premium on loans purchased - net	1,809	2,281
Deferred loan fees - net	(6,215)	(4,946)

Other loans - net	1,525,650	1,386,650

TOTAL LOANS	5,470,279	4,744,726
ALLOWANCE FOR LOAN LOSSES	(72,407)	(61,608)

LOANS - NET	$5,397,872	$4,683,118

The total investment in impaired commercial and construction loans at June 30, 2004 and December 31, 2003, was $50,983,000 and $50,305,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at June 30, 2004 and December 31, 2003. Impaired commercial and construction loans amounting to $32,764,000 and $28,217,000 at June 30, 2004 and December 31, 2003, respectively, were covered by a valuation allowance of $8,573,000 and $4,646,000, respectively. Impaired commercial and construction loans amounting to $18,219,000 at June 30, 2004 and $22,088,000 at December 31, 2003, did not require a valuation allowance in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The average investment in impaired commercial and construction loans for the six-month periods ended June 30, 2004 and 2003, amounted to $43,788,000 and $44,797,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the six-month periods ended June 30, 2004 and 2003, amounted to $40,000 and $224,000, respectively.

6. PLEDGED ASSETS

At June 30, 2004, residential mortgage loans and investment securities held to maturity amounting to $695,674,000 and $6,001,004,000, respectively, were pledged to secure public funds, individual retirement accounts, securities sold under agreements to repurchase, commercial letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, and interest rate swap agreements. Pledged investment securities held to maturity amounting to $5,919,142,000 at June 30, 2004, can be repledged.

7. DEPOSITS

Deposits consisted of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Noninterest bearing accounts	$273,849	$192,760
Passbook accounts	811,396	692,190
NOW accounts	242,263	218,616
Super NOW accounts	29,491	27,723
Money market accounts	198	198
Certificates of deposit	4,695,392	4,230,477

Total	6,052,589	5,361,964
Accrued interest payable	23,603	23,512

Total	$6,076,192	$5,385,476

8. INCOME TAXES

Under the Puerto Rico Internal Revenue Code (the “Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, Westernbank, Westernbank Insurance Corp. and SRG Net, Inc. are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, elected to be treated as a special partnership under the Code; accordingly, its taxable income is taxed by Westernbank.

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

Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. At June 30, 2004, management estimated that the provisions of the Act did not have a significant effect on the Company’s result of operations.

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the three and six month periods ended June 30, 2004 and 2003, is as follows:

	Three Months		Six Months
	2004	2003	2004	2003
	(Dollars in thousands)
Computed at Puerto Rico statutory rate	$17,748	$11,778	$35,503	$17,983
Effect on provision of:
Exempt interest income, net	(11,546)	(7,687)	(23,805)	(14,547)
Net nondeductible expenses	27	54	38	102
Other	(1,745)	400	(2,219)	2,039

Provision for income taxes as reported	$4,484	$4,545	$9,517	$5,577

Statutory tax rate	39%	39%	39%	39%

Effective tax rate	10%	15%	10%	12%

Deferred income tax assets (liabilities) consisted of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Allowance for loan losses	$27,111	$22,899
Unrealized gain in valuation of derivative instruments	(1,004)	(746)
Mortgage servicing rights	(1,049)	(1,100)
Allowance for foreclosed real estate held for sale	61	4
Capital losses on sales of investment securities	5,638	5,699
Other temporary differences	(21)	(128)

Total	30,736	26,628
Less valuation allowance	1,775	1,718

Deferred income tax assets, net	$28,961	$24,910

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

Commitments to Extend Credit and Commercial Letters of Credit

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and commercial letters of credit is represented by the contractual notional amount of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

The contract amount of financial instruments, whose amounts represent credit risk at June 30, 2004 and December 31, 2003, was as follows:

	2004	2003
	(In thousands)
Commitments to extend credit:
Fixed rates	$12,657	$11,541
Variable rates	464,962	243,825
Unused lines of credit:
Commercial	91,447	80,008
Credit cards and other	138,283	94,259
Commercial letters of credit	24,684	12,287
Commitments to purchase mortgage loans	100,000	200,000

Total	$832,033	$641,920

Such commitments will be funded in the normal course of business from the Company’s principal sources of funds. At June 30, 2004, the Company had $2.67 billion in deposits that mature during the following twelve months. The Company anticipates retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regards to such commitments.

Derivative financial instruments - The Company utilizes various derivative instruments for trading purposes and other than trading purposes such as asset/liability management. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations and payments are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The actual risk of loss is the cost of replacing, at market, these contracts in the event of default by the counterparties. The Company controls the credit risk of its derivative financial instrument agreements through credit approvals, limits and monitoring procedures.

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

Interest-rate swap contracts used to convert the Company’s fixed-rate certificates of deposit (liabilities) to a variable rate mature between one to twenty years with a right by the counterparty to call them after the first anniversary. The Company has an identical right to call the certificates of deposit.

In addition, the Company offers its customers certificates of deposit which contain an embedded derivative tied to the performance of the Standard & Poor’s 500 Composite Stock Index that is bifurcated from the host deposit and recognized in the consolidated statements of financial condition in accordance with SFAS No. 133. At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company uses option and interest rate swap agreements with major broker dealer companies to manage its exposure to the stock market. Under the option agreements, the Company will receive the average increase in the month-end value of the index in exchange for the payment of a premium when the contract is initiated. Under the terms of the swap agreements, the Company also will receive the average increase in the month-end value of the index in exchange for a quarterly fixed interest cost. Since the embedded derivative instrument on the certificates of deposit and the option and interest rate swap agreements do not qualify for hedge accounting, these derivative instruments are marked to market through earnings.

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

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of June 30, 2004 and December 31, 2003, was as follows:

	Notional Amount
Type of Contract	2004	2003
	(In thousands)
Hedging activities:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$736,173	$636,818

Derivatives not designated as hedge:
Interest rate swaps (unmatched portion)	$6,827	$3,182
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	111,620	85,811
Purchased options used to manage exposure to the stock market on stock indexed deposits	76,755	50,343

Total	$231,531	$175,665

At June 30, 2004 and December 31, 2003, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $19.1 million and $12.2 million, respectively, which was recorded as “Other Liabilities”, before right to offset effect, and as a decrease to the hedged “Deposits” in the accompanying consolidated statements of financial condition. An offsetting effect of $6.2 million and $2.8 million was recorded at June 30, 2004 and at December 31, 2003, respectively, as a decrease in “Other Assets” and “Other Liabilities” in the accompanying consolidated statement of financial condition.

At June 30, 2004, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $3.8 million and was recorded as part of “Other Assets” $7.9 million, as part of “Deposits” $11.4 million and as part of “Other Liabilities” $315,000, in the accompanying June 30, 2004, consolidated statement of financial condition.

At December 31, 2003, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $4.5 million and was recorded as part of “Other Assets” $2.8 million, as part of “Deposits” $7.2 million and as part of “Other Liabilities” $99,000, in the accompanying December 31, 2003, consolidated statement of financial condition.

A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at June 30, 2004 and December 31, 2003, follows:

	2004	2003
	(In thousands)
Pay floating/receive fixed:
Notional amount	$743,000	$640,000
Weighted average receive rate at period end	4.20%	4.85%
Weighted average pay rate at period end	1.29%	1.28%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .45% to plus .36%	100%	100%

The changes in notional amount of swaps during the six months ended June 30, 2004, follows:

(In thousands)
Balance at December 31, 2003	$676,329
New swaps	205,500
Called and matured swaps	(102,500)

Balance at June 30, 2004	$779,329

During the six months ended June 30, 2004, various counterparties of swap agreements exercised their option to cancel their swaps, and consequently, the Company immediately exercised its option to call the hedged certificates of deposit. No gains or losses resulted from the above cancellations.

At June 30, 2004, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options
	(In thousands)
2004	$—	$—	$—
2005	165,000	—	—
2006	61,329	37,952	1,623
2007	7,500	27,150	27,150
2008	—	21,571	21,571
Thereafter	545,500	24,947	26,411

Total	$779,329	$111,620	$76,755

10. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 9,639,000 shares (as adjusted for stock splits and stock dividend) of common stock can be granted. Also, options for up to 9,639,000 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan, can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. At June 30, 2004, the Company had outstanding 4,648,000 options (as adjusted) under the 1999 Qualified Stock Option Plan. These options were granted to various executive officers and employees, which become fully exercisable after five years following the grant date. No options were granted during the six month period ended June 30, 2004 and the full year 2003. During the six month period ended June 30, 2004, three of the Company’s executive officers exercised 215,000 options (as adjusted) under the Company’s 1999 Qualified Option Plan at an exercise price of $4.36 (169,000 options) and $5.12 (46,000 options), respectively. During 2003, one of the Company’s executive officers exercised 765,000 options (as adjusted) under the Company’s 1999 Qualified Option Plan at an exercise price of $4.36. No options were forfeited in 2004 and 2003.

The Company has only three exercise prices for options granted, all of them granted at three different dates. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2004:

		Outstanding		Exercisable
			Weighted
			Average
			Remaining
			Contract Life	Number of
Exercise Price (1)		Number of Options (1)	(Years)	Options (1)
	$4.36	4,334,000	5.63	3,004,000
	5.12	126,000	6.88	76,000
	10.36	188,000	8.06	37,000

Total		4,648,000		3,117,000

(1)	As adjusted for stock splits and stock dividend.

Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost to be recognized in future years is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 were not restated. Compensation expense of stock options granted to employees for the three month periods ended June 30, 2004 and 2003, was a charge of $224,000 and $265,000, respectively, and for the six month periods ended June 30, 2004 and 2003, was a charge of $527,000 and $530,000, respectively.

11. SEGMENT INFORMATION

The Company’s management monitors and manages the financial performance of two reportable business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly owned subsidiaries.

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

Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of June 30, 2004 and December 31, 2003, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and loans. Loans outstanding at June 30, 2004 and December 31, 2003, amounted to $89,627,000 and $73,581,000, respectively.

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

	As of and for the six months ended
	June 30, 2004
			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$37,748	$—	$37,748	$—	$—	$37,748
Commercial loans	67,228	2,280	69,508	—	—	69,508
Asset-based loans	—	—	—	19,356	—	19,356
Mortgage loans	23,453	—	23,453	—	—	23,453
Treasury and investment activities	75,139	50,101	125,240	1,099	(981)	125,358

Total interest income	203,568	52,381	255,949	20,455	(981)	275,423
Interest expense	100,241	22,910	123,151	7,484	(981)	129,654

Net interest income	103,327	29,471	132,798	12,971	—	145,769

Provision for loan losses	(15,984)	—	(15,984)	(3,778)	—	(19,762)

Other income, net:
Service charges on deposits and other fees	11,207	45	11,252	113	(113)	11,252
Trust account fees	—	—	—	471	—	471
Insurance commission fees	—	—	—	791	(4)	787
Asset-based lending related fees	—	—	—	1,366	—	1,366
Other	37	—	37	—	—	37

Total other income, net	11,244	45	11,289	2,741	(117)	13,913

Equity in income (loss) of subsidiaries	(350)	—	(350)	82,574	(82,224)	—

Total net interest income and other income	$98,237	$29,516	$127,753	$94,508	$(82,341)	$139,920

Total assets	$10,939,649	$2,689,370	$13,629,019	$1,349,902	$(1,892,493)	$13,086,428

	Three months ended
	June 30, 2004
			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$18,810	$—	$18,810	$—	$—	$18,810
Commercial loans	34,750	1,223	35,973	—	—	35,973
Asset-based loans	—	—	—	10,378	—	10,378
Mortgage loans	11,631	—	11,631	—	—	11,631
Treasury and investment activities	39,461	24,705	64,166	579	(521)	64,224

Total interest income	104,652	25,928	130,580	10,957	(521)	141,016
Interest expense	51,844	11,198	63,042	3,931	(521)	66,452

Net interest income	52,808	14,730	67,538	7,026	—	74,564

Provision for loan losses	(9,768)	—	(9,768)	(1,053)	—	(10,821)

Other income (loss), net:
Service charges on deposits and other fees	5,727	25	5,752	57	(57)	5,752
Trust account fees	—	—	—	268	—	268
Insurance commission fees	—	—	—	402	(4)	398
Asset-based lending related fees	—	—	—	681	—	681
Other	(94)	—	(94)	—	—	(94)

Total other income, net	5,633	25	5,658	1,408	(61)	7,005

Equity in income (loss) of subsidiaries	(176)	—	(176)	55,026	(54,850)	—

Total net interest income and other income	$48,497	$14,755	$63,252	$62,407	$(54,911)	$70,748

	As of and for the six months ended
	June 30, 2003
			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$36,523	$—	$36,523	$—	$—	$36,523
Commercial loans	55,180	1,886	57,066	—	—	57,066
Asset-based loans	—	—		14,414	—	14,414
Mortgage loans	23,651	—	23,651	—	—	23,651
Treasury and investment activities	40,884	40,869	81,753	1,237	(789)	82,201

Total interest income	156,238	42,755	198,993	15,651	(789)	213,855
Interest expense	83,573	20,603	104,176	4,554	(789)	107,941

Net interest income	72,665	22,152	94,817	11,097	—	105,914

Provision for loan losses	(10,716)	—	(10,716)	(2,109)	—	(12,825)

Other income (loss), net:
Service charges on deposits and other fees	10,169	95	10,264	110	(110)	10,264
Trust account fees	—	—	—	338	—	338
Insurance commission fees	—	—	—	887	—	887
Asset-based lending related fees	—	—	—	1,603	—	1,603
Other	(21,105)	—	(21,105)	—	—	(21,105)

Total other income (loss), net	(10,936)	95	(10,841)	2,938	(110)	(8,013)

Equity in income of subsidiaries	720	—	720	41,127	(41,847)	—

Total net interest income and other income (loss)	$51,733	$22,247	$73,980	$53,053	$(41,957)	$85,076

Total assets as of June 30, 2003	$7,157,916	$2,748,901	$9,906,817	$1,657,788	$(2,065,669)	$9,498,936

	For the three months ended
	June 30, 2003
			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$18,512	$—	$18,512	$—	$—	$18,512
Commercial loans	28,169	1,077	29,246	—	—	29,246
Asset-based loans	—	—	—	8,697	—	8,697
Mortgage loans	11,780	—	11,780	—	—	11,780
Treasury and investment activities	20,784	21,243	42,027	666	(421)	42,272

Total interest income	79,245	22,320	101,565	9,363	(421)	110,507
Interest expense	41,661	10,454	52,115	2,537	(421)	54,231

Net interest income	37,584	11,866	49,450	6,826	—	56,276

Provision for loan losses	(5,180)	—	(5,180)	(1,417)	—	(6,597)

Other income (loss), net:
Service charges on deposits and other fees	5,320	59	5,379	55	(55)	5,379
Trust account fees	—	—	—	189	—	189
Insurance commission fees	—	—	—	429	—	429
Asset-based lending related fees	—	—	—	998	—	998
Other	(6,709)	—	(6,709)	—	—	(6,709)

Total other income (loss), net	(1,389)	59	(1,330)	1,671	(55)	286

Equity in income of subsidiaries	127	—	127	25,923	(26,050)	—

Total net interest income and other income (loss)	$31,142	$11,925	$43,067	$33,003	$(26,105)	$49,965

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

GENERAL

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank”). The Company’s other operating subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999, to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank.

Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at June 30, 2004 and December 31, 2003, and for the three and six month periods ended June 30, 2004 and 2003, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

At June 30, 2004, the Company had total assets of $13.09 billion, a loan portfolio-net of $5.40 billion, an investment portfolio, excluding short-term money market instruments, of $6.65 billion, deposits of $6.08 billion, borrowings of $6.02 billion and stockholders’ equity of $886.4 million.

Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at June 30, 2004. Westernbank operates through 51 bank branches, including 19 Expresso of Westernbank branches, located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a fully functional banking site in the Internet. Westernbank operates through four divisions: Westernbank International Division, which is an International Banking Entity (IBE) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which activities consist of commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at June 30, 2004 and December 31, 2003, and for the three and six month periods ended June 30, 2004 and 2003, were not significant.

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

The Company continues to emphasize on growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan and investment securities portfolios. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed-rate residential mortgage loans to assets with shorter maturities and greater repricing flexibility. As of June 30, 2004, commercial loans were $3.45 billion or 63.96% (80.46% collateralized by real estate) and consumer loans were $850.9 million or 15.76% (68.64% collateralized by real estate) of the $5.47 billion loan portfolio. Investment securities, excluding short-term money market instruments, totaled $6.65 billion at June 30, 2004. These loans and securities tend to have shorter maturities and reprice more rapid than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 82% of its loans collateralized by real estate as of June 30, 2004. As part of this strategy, Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending as well as trust services. In June 2001, Westernbank acquired the asset-based lending portfolio of the Puerto Rico branch of Congress Credit Corporation for $163.8 million. In July 2002, Westernbank launched a new banking division focused on offering small consumer loans through 19 full-service branches, called “Expresso of Westernbank”.

The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. We have opened 11 branches in the San Juan metropolitan area since 1998, including seven Expresso of Westernbank branches in July 2002. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza; a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage.

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

The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of Westernbank’s division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division; Westernbank Trust Division; SRG Net, Inc.; Westernbank Insurance Corp.; Westernbank World Plaza, Inc.; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly owned subsidiaries.

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

The Company’s asset growth during the six month period ended June 30, 2004, was mainly driven by increases in the loan and investment portfolios, primarily in the commercial real estate and other commercial loan portfolios, and in the investment securities held to maturity portfolio, primarily in tax-exempt securities guaranteed by the United States Government. Also, the Company has continued effective management of interest rate risk and a tight control of operating expenses. The efficiency ratio for the three and six month periods ended June 30, 2004, was 30.91% and 30.62%, respectively. Net income for the three and six months ended June 30, 2004, increased to $41.0 million or $0.32 earnings per basic common share ($0.31 on a diluted basis) and to $81.5 million or $0.64 earnings per basic common share ($0.62 on a diluted basis), respectively, up 60.00% and 101.11% when compared to $25.7 million or $0.20 earnings per basic and diluted common share (as adjusted) and $40.5 million or $0.30 earnings per basic and diluted common share (as adjusted), for the three and six months ended June 30, 2003, respectively. The increase of $15.4 million in net income for the three month period ended June 30, 2004, was mainly due to an increase of $18.3 million or 32.50% in the net interest income and the net loss on sale of securities of $7.0 million ($5.2 million net of tax) resulting from the liquidation of the Company’s portfolio of CBO’s and CLO’s on June 6, 2003 (See Note 4 – Investment Securities – Notes to consolidated financial statements (unaudited)). Excluding this $7.0 million net loss ($5.2 million net of tax) for a more meaningful comparison against the 2004 second quarter results, net income for the second quarter of 2003 would have been $30.9 million, which when compared to the net income of $41.0 million for the second quarter of 2004 represents an increase of $10.1 million or 33% over the adjusted comparable quarter of 2003. The increase of $41.0 million in net income for the six month period ended June 30, 2004, was mainly due to an increase of $39.9 million or 37.63% in the net interest income and a net loss of $22.7 million ($17.0 million net of tax) on valuation and disposition of the Company’s investment in CBO’s and CLO’s. Excluding this $22.7 million net loss ($17.0 million net of tax) for a more meaningful comparison against the six months ended June 30, 2004, net income for the same period in 2003 would have been $57.5 million, which when compared to the net income of $81.5 million for the six months ended June 30, 2004, represents an increase of $23.9 million or 42% over the adjusted comparable period of 2003.

The increase in net interest income was the result of higher average balances in interest-earning assets, and lower interest rates paid on interest-bearing liabilities. The increase in net interest income was partially offset by increases in operating expenses and in the provision for loan losses. Net income attributable to common stockholders for the three and six month periods ended June 30, 2004, increased to $34.3 million and $68.0 million, respectively, up 62.32% and 112.94% when compared to $21.1 million and $31.9 million for the same periods in 2003. The Company’s profitability ratios for the three and six month periods ended June 30, 2004, represented returns on assets (ROA) of 1.30% and 1.33%, respectively, and returns on common stockholders’ equity (ROCE) of 28.01% and 28.70%, respectively, compared with a ROA of 1.12% and 0.92% and a ROCE of 22.41% and 17.09% for the same periods in 2003. These ratios for the comparable 2003 periods are affected by the Company’s net loss on its CBO’s and CLO’s investment portfolio, as previously discussed.

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

Net interest income increased $18.3 million or 32.50% for the three months ended June 30, 2004, and $39.9 million or 37.63% for the six months ended June 30, 2004, when compared to the corresponding 2003 periods. The increase for the three and six months ended June 30, 2004, was the result of increases in the average balance of interest-earning assets although at lower yields than the comparable prior year periods, as a result of the low interest rate scenario. Interest income from loans, investment securities, mortgage and asset-backed securities increased when compared to the three and six month periods ended June 30, 2003.

Average interest-earning assets increased from $8.79 billion for the three months ended June 30, 2003, to $12.08 billion for the three months ended June 30, 2004, an increase of $3.28 billion or 37.34%. For the six-month period, average interest-earning assets increased from $8.49 billion in 2003, to $11.73 billion in 2004, an increase of $3.24 billion or 38.20%. The increase in the average interest-earning assets is mainly related to a rise in the average loan portfolio, the higher yielding category of interest-earning assets, of $1.05 billion and $1.02 billion for the three and six month periods ended June 30, 2004, respectively, due primarily to an increase in the commercial real estate loan and other commercial loan portfolios, and increases of $2.23 billion and $2.22 billion, respectively, in the average investment portfolio, mainly in tax-exempt securities, primarily U.S. Government and agencies obligations. Average yields on interest-earning assets decreased from 5.04% and 5.08% for the three and six months ended June 30, 2003, respectively, to 4.68% and 4.73% for the same periods in 2004. The decrease in the average yield was primarily due to the low interest rate environment compared to prior year periods, affecting our loan repricing, primarily our commercial loan portfolio with floating rates and the reinvestment rates on matured and called securities, and lower rates on purchased securities for most of the periods.

The increase in the average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities. Average interest-bearing liabilities increased from $8.29 billion for the three months ended June 30, 2003, to $11.26 billion for the three months ended June 30, 2004, an increase of $2.97 billion or 35.75%. For the six-month period, average interest-bearing liabilities increased from $8.00 billion in 2003, to $11.03 billion in 2004, an increase of $3.03 billion or 37.91%. The increase in average interest-bearing liabilities for the three and six months ended June 30, 2004, was mainly related to an increase in the average balance of federal funds bought and securities sold under agreements to repurchase which grew from $3.51 billion and $3.34 billion for the three and six month periods ended June 30, 2003, respectively, to $5.34 billion and $5.25 billion for the three and six month periods ended June 30, 2004, respectively, an increase of $1.83 billion or 52.29% and $1.91 billion or 57.24%, respectively. The average balance of deposits also grew from $4.63 billion for the three month period ended June 30, 2003, to $5.79 billion for the same period in 2004, an increase of $1.16 billion or 24.95%. For the six month period ended June 30, 2004, the average balance of deposits grew from $4.52 billion in 2003, to $5.65 billion in 2004, an increase of $1.13 billion or 25.07%.

The increase in average interest-bearing liabilities was partially offset by a decrease in the average interest rates paid on interest-bearing liabilities during the period, attributable to the low interest rate scenario. For the three-month and six-month periods, the average interest rates paid decreased from 2.62% and 2.72% in 2003, to 2.37% for both periods in 2004.

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, as well as in a normal and tax equivalent basis. Average balances are daily monthly average balances. The yield on the securities portfolio is based on average amortized cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated stockholders’ equity for investment securities available for sale.

	Three months ended June 30,
	2004			2003
		Average	Average		Average	Average
	Interest	balance (1)	Yield/Rate	Interest	balance (1)	Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$76,792	$5,149,645	5.98%	$68,235	$4,097,298	6.68%
Investment securities (3)	50,963	5,242,803	3.90%	29,140	3,279,582	3.56%
Mortgage and asset- backed securities (4)	9,257	977,443	3.80%	8,898	831,004	4.29%
Money market instruments	4,004	708,600	2.27%	4,234	586,941	2.89%

Total	141,016	12,078,491	4.68%	110,507	8,794,825	5.04%

Interest-bearing liabilities:
Deposits (5)	33,965	5,788,590	2.35%	28,998	4,632,866	2.51%
Federal funds bought and securities sold under agreements to repurchase	31,030	5,340,546	2.33%	23,611	3,506,936	2.70%
Advances from FHLB	1,457	127,008	4.60%	1,480	120,000	4.95%
Other borrowings	—	—	—	142	32,222	1.77%

Total	66,452	11,256,144	2.37%	54,231	8,292,024	2.62%

Net interest income	$74,564			$56,276

Interest rate spread			2.31%			2.42%

Net interest-earning assets		$822,347			$502,801

Net yield on interest-earning assets (6)			2.48%			2.57%

Interest-earning assets to interest-bearing liabilities ratio		107.31%			106.06%

Tax equivalent spread:
Interest-earning assets	$141,016	$12,078,491	4.68%	$110,507	$8,794,825	5.04%
Tax equivalent adjustment	13,264	—	0.44%	7,233	—	0.33%

Interest-earning assets - tax equivalent	154,280	12,078,491	5.12%	117,740	8,794,825	5.37%

Interest-bearing liabilities	66,452	11,256,144	2.37%	54,231	8,292,024	2.62%

Net interest income	$87,828			$63,509

Interest rate spread			2.75%			2.75%

Net yield on interest-earning assets (6)			2.92%			2.90%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loan fees amounted to $2.7 million and $2.2 million for the three-month periods ended June 30, 2004 and 2003, respectively.

(3)	Includes trading securities and investments available for sale.

(4)	Includes mortgage-backed securities available for sale and for trading.

(5)	Certain reclassifications have been made to the 2003 figure to conform with the current year presentation.

(6)	Annualized net interest income divided by average interest-earning assets.

	Six months ended June 30,
	2004			2003
		Average	Average		Average	Average
	Interest	balance (1)	Yield/Rate	Interest	balance (1)	Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$150,065	$5,037,191	6.01%	$131,654	$4,015,724	6.61%
Investment securities (3)	98,383	5,016,121	3.96%	57,720	3,111,059	3.74%
Mortgage and asset-backed securities (4)	19,498	993,799	3.96%	17,648	811,425	4.39%
Money market instruments	7,477	682,813	2.21%	6,833	549,353	2.51%

Total	275,423	11,729,924	4.73%	213,855	8,487,561	5.08%

Interest-bearing liabilities:
Deposits (5)	65,424	5,651,528	2.33%	58,045	4,518,763	2.59%
Federal funds bought and securities sold under agreements to repurchase	61,376	5,251,970	2.36%	46,745	3,340,202	2.82%
Advances from FHLB	2,854	122,884	4.68%	3,009	120,000	5.06%
Other borrowings	—	—	—	142	16,297	1.76%

Total	129,654	11,026,382	2.37%	107,941	7,995,262	2.72%

Net interest income	$145,769			$105,914

Interest rate spread			2.36%			2.36%

Net interest-earning assets		$703,542			$492,299

Net yield on interest-earning assets (6)			2.51%			2.50%

Interest-earning assets to interest-bearing liabilities ratio		106.38%			106.16%

Tax equivalent spread:
Interest-earning assets	$275,423	$11,729,924	4.73%	$213,855	$8,487,561	5.08%
Tax equivalent adjustment	25,986	—	0.45%	12,406	—	0.30%

Interest-earning assets - tax equivalent	301,409	11,729,924	5.18%	226,261	8,487,561	5.38%

Interest-bearing liabilities	129,654	11,026,382	2.37%	107,941	7,995,262	2.72%

Net interest income	$171,755			$118,320

Interest rate spread			2.81%			2.66%

Net yield on interest-earning assets (6)			2.95%			2.81%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loan fees amounted to $5.2 million and $3.7 million for the six-month periods ended June 30, 2004 and 2003, respectively.

(3)	Includes trading securities and investments available for sale.

(4)	Includes mortgage-backed securities available for sale and for trading.

(5)	Certain reclassifications have been made to the 2003 figure to conform with the current year presentation.

(6)	Annualized net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the changes in interest rates.

	Three months ended June 30,			Six months ended June 30,
	2004 vs. 2003			2004 vs. 2003
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$14,434	$(5,877)	$8,557	$28,719	$(10,308)	$18,411
Investment securities (1)	18,861	2,962	21,823	37,192	3,471	40,663
Mortgage and asset-backed securities (2)	1,041	(682)	359	3,279	(1,429)	1,850
Money market instruments	785	(1,015)	(230)	1,527	(883)	644

Total increase (decrease) in interest income	35,121	(4,612)	30,509	70,717	(9,149)	61,568

Interest expense:
Deposits (3)	6,630	(1,663)	4,967	12,179	(4,800)	7,379
Federal funds bought and securities sold under agreements to repurchase	10,053	(2,634)	7,419	20,555	(5,924)	14,631
Advances from FHLB	117	(140)	(23)	75	(230)	(155)
Other borrowings	(142)	—	(142)	(142)	—	(142)

Total increase (decrease) in interest expense	16,658	(4,437)	12,221	32,667	(10,954)	21,713

Increase (decrease) in net interest income	$18,463	$(175)	$18,288	$38,050	$1,805	$39,855

(1)	Includes trading securities and investments available for sale.

(2)	Includes mortgage-backed securities available for sale and for trading.

(3)	Certain reclassifications have been made to prior year periods to conform with the current year presentation.

Provision For Loan Losses

The provision for loan losses amounted to $10.8 million for the quarter ended June 30, 2004, up from $6.6 million for the same period in the previous year, an increase of $4.2 million or 64.03%. Net charge-offs during the quarter ended June 30, 2004, amounted to $5.1 million, which when subtracted from the provision for loan losses of $10.8 million, resulted in a net increase in the allowance for loan losses of $5.7 million. For the quarter ended June 30, 2003, net charge-offs amounted to $3.0 million, which when subtracted from the provision for loan losses of $6.6 million, resulted in a net increase in the allowance for loan losses of $3.6 million. For the six month periods ended June 30, 2004 and 2003, net charge-offs amounted to $9.0 million and $4.8 million, respectively, which when subtracted from the provision for loan losses of $19.8 million in 2004 and $12.8 million in 2003, resulted in a net increase in the allowance for loan losses of $10.8 million and $8.0 million for the six months ended June 30, 2004 and 2003, respectively.

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loans portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loans portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance as its loan portfolio grows and diversifies. See “— Financial Condition — Allowance for Loan Losses”.

The allowance for possible loan losses amounted to $72.4 million as of June 30, 2004, and $61.6 million as of December 31, 2003. The increase in the allowance for loan losses is attributable to the overall growth in the Company’s loans portfolio, particularly those of its commercial real estate loans portfolio and the loans portfolio of its asset-based lending division, Westernbank Business Credit, and to cover the write-off experience of the loan portfolio of the Expresso of Westernbank division. The commercial real estate loans portfolio grew to $2.78 billion at June 30, 2004, an increase of $516.3 million or 22.83%, when compared to December 31, 2003. On a year to year basis, the commercial real estate loans portfolio grew $820.4 million or 41.91% from $1.97 billion at June 30, 2003. Westernbank Business Credit loans portfolio grew to $785.9 million at June 30, 2004, an increase of $145.0 million or 22.60%, when compared to December 31, 2003, or an increase of $129.3 million or 19.69%, when compared to June 30, 2003. The Expresso of Westernbank loans portfolio decreased from $155.6 million at December 31, 2003 to $146.5 million at June 30, 2004, a decrease of $9.1 million or 5.85%. On a year to year basis, the Expresso of Westernbank loans portfolio decreased by $3.2 million or 2.14%, from $149.7 million at June 30, 2003. The decrease in the Expresso of Westernbank loans portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division’s loans portfolio matures and average yield continues to increase. The provision for loan losses for Westernbank Business Credit and Expresso of Westernbank divisions amounted to $1.0 million and $6.1 million, for the quarter ended June 30, 2004, respectively, and $3.8 million and $8.8 million, for the six months ended June 30, 2004, respectively, contributing to the increase in the allowance for loan losses when compared to the same periods in 2003.

Non-performing loans stand at $36.0 million or 0.66% (less than 1%) of Westernbank’s loans portfolio at June 30, 2004, an increase of $4.8 million from $31.2 million or 0.66% of Westernbank’s loans portfolio at December 31, 2003. Excluding real estate loans, these ratios were 0.04% and 0.03% at June 30, 2004 and December 31, 2003, respectively. This slight increase in non-performing loans primarily comes from the Company’s commercial and regular consumer loan portfolios. Non-performing loans on the commercial loans portfolio increased by $2.3 million, when compared to December 31, 2003. This increase is mostly attributed to one commercial loan with a principal balance of $2.4 million, which is collateralized by real estate. At June 30, 2004, this loan had a specific valuation allowance of $1.5 million. At June 30, 2004, the allowance for possible loan losses was 201.09% of total non-performing loans (reserve coverage), an increase from the 197.17% reported at December 31, 2003. Moreover, of the total allowance of $72.4 million, $9.4 million is the Company’s estimated allowance for specific reserved loans and the remaining $63.0 million is for the Company’s general and unallocated reserves.

Net charge-offs in the second quarter of 2004 were $5.1 million or 0.39% (annualized) to average loans, compared to $3.0 million or 0.29% to average loans for the same period in 2003, an increase of $2.1 million, but still very low charge-off ratios for both periods, when compared with the industry. For the six month period ended June 30, 2004, net charge-offs amounted to $9.0 million or 0.35% (annualized) to average loans, an increase of $4.1 million, when compared to $4.8 million or 0.24% to average loans in 2003. Both increases were primarily due to loans charged-off in the ordinary course of business in our consumer loan portfolio. The increase in consumer loans charged-off for the three and six month periods ended June 30, 2004, was principally due to loans charged-off by the Expresso of Westernbank division, which amounted to $3.4 million and $6.7 million for the three and six months ended June 30, 2004. The delinquency ratio on the Expresso of Westernbank division portfolio at June 30, 2004, was 2.38%, for the categories of 60 days and over. These ratios are slightly above management’s estimates and accordingly, management is further emphasizing an increase in the overall yield charged for such loans, continuously revising its underwriting policies as well as increasing the level of collateralized loans, to compensate for such higher delinquencies. The loan portfolio of Expresso of Westernbank collateralized by real estate at June 30, 2004, accounted for 11.23% of the outstanding balance, attaining our goal of having at least 10% of the Expresso loan portfolio collateralized by real estate.

Other Income

Other income increased $6.7 million for the three month period ended June 30, 2004, when compared to the same period in 2003. The primary reason for the increase was that the comparable 2003 quarter included a $7.0 million loss resulting from the liquidation of the Company’s portfolio of CBO’s and CLO’s on June 6, 2003, and included in loss on sales and valuation of loans, securities and other assets, as previously reported. Service charges on deposit accounts and other fees and commissions increased by $104,000 or 1.49%. The increase was mainly due to higher activity associated with charges on deposit accounts, other fees generated by our asset-based lending operation, and increases in other areas resulting from the Company’s overall growing volume of business.

For the six months ended June 30, 2004, other income increased $21.9 million, when compared to the same period in 2003. The increase was mainly due to the net loss of $22.7 million recorded during the same period in 2003, relating to our investment in CBO’s and CLO’s. Service charges on deposit accounts and other fees and commissions increased by $785,000 or 6.00%, when compared to the six months ended June 30, 2003.

Operating Expenses

Total operating expenses increased $5.5 million or 27.70% for the three-month period ended June 30, 2004, and $9.9 million or 25.46% for the six-month period ended June 30, 2004, when compared to the corresponding periods in 2003. Salaries and employees’ benefits, which is the largest component of total operating expenses, increased $815,000 or 9.96% for the second quarter of year 2004, and $1.6 million or 9.70% for the six months ended June 30, 2004, as compared to the corresponding periods in 2003. Such increases are attributed to the continued expansion of the Company, including increases in personnel, normal salary increases and related employee benefits, principally attributed to the Company’s continued expansion in the San Juan Metropolitan area. At June 30, 2004, the Company had 1,170 full-time employees, including its executive officers, an increase of 92 employees or 8.53%, since June 30, 2003.

Advertising expense increased $1.6 million or 91.16% for the three months ended June 30, 2004, and $2.9 million or 95.03% for the six months ended June 30, 2004, when compared to the same periods in 2003. This increase is principally due to various radio, newspaper and television campaigns promoting Westernbank’s institutional image and positioning the Company for its strategy in the San Juan Metropolitan area, as well as the 2004 Individual Retirement Accounts (“IRA’s”) promotional campaign.

Operating expenses, other than salaries and employees’ benefits, and advertising expense discussed above, increased $3.0 million or 31.01% for the second quarter of 2004, and $5.2 million or 28.12% for the six months ended June 30, 2004, resulting primarily from costs associated with the Company’s strong growth and expansion in all of its business areas.

The Company achieved an efficiency ratio of 30.91% for the second quarter of 2004, and 30.62% for the six months ended June 30, 2004, compared to 31.24% and 32.99% for the same periods in 2003.

Provision for Income Taxes

Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%. The current provision for Puerto Rico income taxes for the six months ended June 30, 2004, amounted to $13.6 million compared to $13.7 million in the same period of 2003. Although the income before the provision for income taxes increased significantly when compared with the same period in 2003, the 2004 taxable income remained similar to the 2003 taxable income. The increase in the income before the provision for income taxes mainly resulted from an increase in the Company’s exempt interest income derive from a significant investment in tax exempt securities, primarily in U.S. Government and Agencies Obligations (See Note 8- Income Taxes- Notes to consolidated financial statements (unaudited). Also, activities relating to the Westernbank International division are exempt for income tax purposes. The deferred income tax credit decreased in 2004 since in 2003, the Company recorded a capital loss carryforward on the liquidation of the Company’s CBO’s and CLO’s portfolio which is available to offset capital gains in future years. Deferred income taxes reflect the impact of credit and capital losses carryforwards and “temporary differences” between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Therefore, the Company’s effective tax rate is substantially below the statutory rate, being 10.00% and 12.00% for the six months ended June 30, 2004 and 2003, respectively.

Net Income

Net income increased $15.4 million or 59.91%, and $41.0 million or 101.11% for the three and six month periods ended June 30, 2004, when compared to the same periods in 2003. The increase for the three and six month periods ended June 30, 2004, primarily resulted from an increase in net interest income, which was partially offset by increases in total operating expenses and in the provision for loan losses. The $25.7 million net income for the three months ended June 30, 2003, was affected by a loss of $7.0 million ($5.2 million net of tax) resulting from the liquidation of the Company’s portfolio of CBO’s and CLO’s on June 6, 2003.

Excluding this $7.0 million loss ($5.2 million net of tax), for a more meaningful comparison against the 2004 second quarter results, net income for the second quarter of 2003 would have been $30.9 million, which when compared to the net income of $41.0 million for the second quarter of 2004 represents an increase of $10.1 million or 33% over the adjusted comparable quarter of 2003. The $40.5 million net income for the six months ended June 30, 2003, was affected by a net loss of $22.7 million ($17.0 million net of tax) on valuation and disposition of the Company’s investment in CBO’s and CLO’s. Excluding this $22.7 million net loss ($17.0 million net of tax), for a more meaningful comparison against the six months ended June 30, 2004 results, net income for the same period in 2003 would have been $57.5 million, which when compared to the net income of $81.5 million for the six months ended June 30, 2004, represents an increase of $23.9 million or 42% over the adjusted comparable period of 2003.

FINANCIAL CONDITION

The Company had total assets of $13.09 billion as of June 30, 2004, compared to $11.52 billion as of December 31, 2003, an increase of $1.57 billion or 13.60%. Loans receivable-net, grew by $714.8 million or 15.26%, resulting from the Company’s continued strategy of growing its loans portfolio through commercial real estate, asset-based and other commercial lending, as well as its consumer loans portfolio. The investment portfolio, excluding short-term money market instruments, increased $867.7 million or 15.01%, from $5.80 billion as of December 31, 2003, to $6.65 billion as of June 30, 2004. As of June 30, 2004, total liabilities amounted to $12.20 billion, an increase of $1.51 billion or 14.12%, when compared to $10.69 billion as of December 31, 2003. Deposits increased $690.7 million or 12.83%, from $5.39 billion as of December 31, 2003. Federal funds bought and securities sold under agreements to repurchase grew by $797.3 million or 15.80%, from $5.05 billion as of December 31, 2003, to $5.84 billion as of June 30, 2004.

Loans

Loans receivable-net were $5.40 billion or 41.25% of total assets at June 30, 2004, an increase of $714.8 million or 15.26% from December 31, 2003.

The Company continues to focus on growing its commercial loans portfolio through commercial real estate, asset-based lending and other commercial loans. As a result, the portfolio of real estate loans secured by first mortgages increased from $3.36 billion as of December 31, 2003, to $3.94 billion as of June 30, 2004, an increase of $586.6 million or 17.47%. Commercial real estate loans secured by first mortgages were $2.78 billion as of June 30, 2004, an increase of $516.3 million or 22.83% from December 31, 2003. Consumer loans (including credit cards and loans on deposits), commercial loans (principally collateralized by other than real estate) and other loans increased from $1.39 billion as of December 31, 2003, to $1.53 billion as of June 30, 2004, an increase of $139.0 million or 10.02%.

Westernbank’s commercial real estate and other loans are primarily variable and adjustable rate products. Commercial loans origination come from existing customers as well as through direct solicitation and referrals. Westernbank offers different types of consumer loans, including secured and unsecured products, in order to provide a full range of financial services to its retail customers. In addition, Westernbank offers VISA ™ and Master Card ™ accounts to its customers.

As of June 30, 2004, commercial loans were 63.96% (80.46% collateralized by real estate) and consumer loans were 15.76% (68.64% collateralized by real estate) of the $5.47 billion loan portfolio. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 82% of its loans collateralized by real estate as of June 30, 2004. Westernbank has selectively entered into several new business lines, including asset-based and small unsecured consumer lending. At June 30, 2004, Westernbank Business Credit (asset-based lending) and the Expresso of Westernbank (generally unsecured consumer lending) divisions loan portfolios amounted to $785.9 million and $146.5 million, respectively. At June 30, 2004, the average yield on Westernbank Business Credit division asset-based loans portfolio was 6.19% while for the Expresso of Westernbank division loans portfolio the average yield was 19.39%.

The following table sets forth the composition of Westernbank’s loans portfolio, by type of loan at the dates indicated.

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
Mortgage	$937,044	17.3%	$894,007	19.1%
Construction	229,784	4.2	202,600	4.3
Commercial, industrial and agricultural (1):
Real estate	2,777,801	51.5	2,261,465	48.3
Business and others	674,726	12.5	524,747	11.2
Consumer and others (2)	850,924	15.8	861,907	18.4

Total loans	5,470,279	101.3	4,744,726	101.3
Allowance for loan losses	(72,407)	(1.3)	(61,608)	(1.3)

Loans - net	$5,397,872	100.0%	$4,683,118	100.00%

(1)	Includes $785.9 million and $641.1 million at June 30, 2004 and December 31, 2003, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes $146.5 million and $155.6 million at June 30, 2004 and December 31, 2003, respectively, of the Expresso of Westernbank division outstanding loans.

Residential real estate mortgage loans at June 30, 2004, are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At June 30, 2004, residential mortgage loans included $12.8 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

Westernbank originated $846.5 million of commercial real estate loans, including asset-based and construction loans, during the six month period ended June 30, 2004. At June 30, 2004, commercial real estate loans totaled $2.78 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. At June 30, 2004, the Company maintained its status as a secured lender, with approximately 82% of its loans collateralized by real estate.

The portfolio of Consumer and Other loans at June 30, 2004, consisted of consumer loans of $850.9 million, of which $529.5 million are secured by real estate, $321.4 million are unsecured consumer loans (consisting of $127.7 million of the Expresso of Westernbank division loans portfolio, credit card loans of $53.9 million and other consumer loans of $109.8 million) and loans secured by deposits in Westernbank totaling $30.0 million.

The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at June 30, 2004. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		MATURITIES
			After one year to five years		After five years
			(In thousands)
	Balance		Fixed
	Outstanding at	One Year or	interest	Variable	Fixed	Variable
	June 30, 2004	Less	rates	interest rates	interest rates	interest rates
Residential real estate:
Mortgage	$937,044	$7,776	$17,641	$89	$272,139	$639,399
Construction	229,784	156,266	—	73,518	—	—
Commercial, industrial and agricultural:
Real Estate	2,777,801	905,177	328,565	199,758	69,710	1,274,591
Business and other	674,726	483,314	25,869	22,883	7,845	134,815
Consumer and other	850,924	109,591	206,288	—	535,045	—

Total	$5,470,279	$1,662,124	$578,363	$296,248	$884,739	$2,048,805

Westernbank’s loans origination come from a number of sources. The primary sources for residential loans origination are depositors and walk-in customers. Commercial loans origination come from existing customers as well as through direct solicitation and referrals.

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

Westernbank’s Senior Credit Committee approval is required for all loans in excess of $5.0 million ($15.0 million in the case of Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans between $1.0 million to $5.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed by a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $5.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee are also reviewed and ratified by the Board of Directors. All loans in excess of $50.0 million up to Westernbank’s maximum regulatory amounts require the approval of the Board of Directors.

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

In addition to its residential loan originations, Westernbank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. Those loans are purchased at floating rates based on a negotiated spread over the three-month LIBOR rate. During the six month period ended June 30, 2004, Westernbank purchased $150.2 million of such loans.

Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of June 30, 2004, Westernbank’s commercial loans portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.77% (less than 1%), compared to 0.84% (less than 1%) at December 31, 2003.

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

Westernbank offers the service of VISA ™ and Master Card ™ credit cards. At June 30, 2004, there were approximately 26,233 outstanding accounts, with an aggregate outstanding balance of $53.9 million and unused credit card lines available of $101.1 million.

In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of June 30, 2004, Westernbank’s consumer loans portfolio, including the Expresso of Westernbank loans portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.31%, compared to 0.89% at December 31, 2003. The increase in the delinquency ratio from 2003 to 2004 reflects the delinquencies of the Company’s regular consumer loans portfolio, primarily collateralized by real estate.

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, but in no event it is recognized after 90 days in arrears on payments of principal or interest. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Residential real estate mortgage and construction loans	$2,078	$2,259
Commercial, industrial and agricultural loans	26,471	24,142
Consumer loans	7,459	4,845

Total non-performing loans	36,008	31,246
Foreclosed real estate held for sale	3,976	4,082

Total non-performing loans and foreclosed real estate held for sale	$39,984	$35,328

Interest that would have been recorded if the loans had not been classified as non-performing	$2,662	$2,500

Interest recorded on non-performing loans	$41	$583

Total non-performing loans as a percentage of loans receivable (1)	0.66%	0.66%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets (2)	0.31%	0.31%

(1)	Computed using end of period loans.

(2)	Computed using end of period assets.

Total non-performing loans as a percentage of loans receivable at June 30, 2004 and December 31, 2003, remained unchanged at 0.66% (less than 1%). However, in absolute amounts, total non-performing loans increased $4.8 million or 15.24%, from $31.2 million as of December 31, 2003, to $36.0 million as of June 30, 2004. Excluding real estate loans, these ratios were 0.04% and 0.03% at June 30, 2004 and December 31, 2003, respectively. The increase in non-performing loans primarily comes from the Company’s commercial and regular consumer loan portfolios. Non-performing loans on the commercial loans portfolio increased by $2.3 million, when compared to December 31, 2003. This increase is mostly attributed to one commercial loan with a principal balance of $2.4 million, which is collateralized by real estate. At June 30, 2004, this loan had a specific valuation allowance of $1.5 million. Total non-performing loans in the regular consumer loans portfolio grew by $2.6 million, when compared to December 31, 2003. Such increase was specifically due to consumer loans past due over 90 days which are fully collateralized by real estate properties. At June 30, 2004, the allowance for possible loan losses was 201.09% of total non-performing loans (reserve coverage). Moreover, of the total allowance of $72.4 million, $9.4 million is the Company’s estimated allowance for specific reserved loans and the remaining $63.0 million is for the Company’s general and unallocated reserves.

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

The Formula Allowance. The formula allowance is calculated by applying loss factors to outstanding loans not otherwise covered by specific allowances. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

• Loan loss factors for commercial loans, including construction and land acquisition loans, are based on historical loss trends for three years, as adjusted for management’s expected loss factors given the increase in such loan portfolios over the last few years.

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

The allowance for loan losses is based upon estimates of probable losses inherent in the loans portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. Historical loss factors for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current condition on loss recognition. Factors which management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and Westernbank’s internal credit examiners. Loan loss factors are adjusted quarterly based upon the level of net charge offs expected by management in the next twelve months, after taking into account historical loss ratios adjusted for current trends. By assessing the probable estimated losses inherent in the loans portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

At June 30, 2004, Westernbank’s allowance for loan losses was $72.4 million, consisting of $62.8 million formula allowance, $9.4 million of specific allowances and $264,000 of unallocated allowance. As of June 30, 2004, the allowance for loan losses equals 1.32% of total loans, and 201.09% of total non-performing loans, compared with an allowance for loan losses at December 31, 2003 of $61.6 million, or 1.30% of total loans, and 197.17% of total non-performing loans.

As of June 30, 2004, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	June 30, 2004		December 31, 2003
	(Dollars in thousands)
Balance, beginning of year	$61,608		$47,114

Loans charged-off:
Consumer loans (1)	8,769		12,203
Commercial, industrial and agricultural loans	1,744		2,479
Real estate-mortgage and construction loans	169		184

Total loans charged-off	10,682		14,866

Recoveries of loans previously charged-off:
Consumer loans	1,016		799
Commercial, industrial and agricultural loans	635		1,141
Real estate-mortgage and construction loans	68		372

Total recoveries of loans previously charged-off	1,719		2,312

Net loans charged-off	8,963		12,554
Provision for loan losses	19,762		27,048

Balance, end of period	$72,407		$61,608

Ratios:
Allowance for loan losses to total end of period loans	1.32%		1.30%
Provision for loan losses to net loans charged-off	220.48%		215.45%
Recoveries of loans to loans charged-off in previous period	23.13	%(2)	29.03%
Net loans charged-off to average loans (3)	0.35	%(2)	0.29%
Allowance for loan losses to non-performing loans	201.09%		197.17%

(1)	Includes $6.7 million and $7.9 million of Expresso of Westernbank loans charged-offs for the six months ended June 30, 2004, and year ended December 31, 2003, respectively.

(2)	Recoveries and net loans charged-offs ratios for 2004 are annualized for comparison purposes.

(3)	Average loans were computed using beginning and period-end balances.

The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the “Loans” table on page 42.

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial, industrial and agricultural loans (1)	$51,354	63.1%	$41,400	58.7%
Consumer loans (2)	20,337	15.6	17,472	18.2
Residential real estate mortgage and construction loans	452	21.3	415	23.1
Unallocated allowance	264	—	2,321	—

Total allowance for loan losses	$72,407	100.0%	$61,608	100.0%

(1)	Includes $10.3 million and $6.6 million of Westernbank Business Credit loans at June 30, 2004 and December 31, 2003, respectively.

(2)	Includes $12.4 million and $10.0 million of Expresso of Westernbank loans at June 30, 2004 and December 31, 2003, respectively.

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

The following table sets forth information regarding the investment in impaired loans:

	June 30, 2004	December 31, 2003
	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$32,764	$28,217
Do not require a valuation allowance	18,219	22,088

Total	$50,983	$50,305

Valuation allowance for impaired loans	$8,573	$4,646

	June 30, 2004	June 30, 2003
Average investment in impaired loans	$43,788	$44,797

Interest collected and recognized as income on impaired loans	$40	$224

Although the Company investment on impaired loans remained relatively stable when compared to December 31, 2003, the loans comprising total impaired loans between periods may have changed. The valuation allowance for impaired loans increased from $4.6 million at December 31, 2003, to $8.6 million at June 30, 2004, an increase of $3.9 million or 84.52%. The increase in the valuation allowance was mainly due to three commercial loans with principal balances of $12.1 million, $9.7 million and $2.4 million at June 30, 2004. The loan with a principal balance of $12.1 million required a valuation allowance of $4.0 million as of June 30, 2004, when compared to $1.8 million as of December 31, 2003, an increase of $2.2 million; the loan with a principal balance of $9.7 million, a newly classified loan, required a valuation allowance of $500,000 at June 30, 2004; and the loan with a principal balance of $2.4 million required an increase of $1.1 million in its valuation allowance from $355,000, to $1.5 million as of June 30, 2004.

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

The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

The following table presents the carrying value of investments at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(In thousands)
Held to maturity :
US Government and agencies obligations	$5,330,668	$4,463,493
Puerto Rico Government and agencies obligations	34,501	34,500
Commercial paper	200,000	174,976
Corporate notes	51,413	51,409
Mortgage and asset-backed securities	904,350	999,332

Total	6,520,932	5,723,710

Available for sale:
Collateralized mortgage obligations	17,899	49,910
Equity securities - Preferred stock	105,050	5,170

Total	122,949	55,080

Trading securities - mortgage-backed securities	2,582	—

Total investments	$6,646,463	$5,778,790

The carrying amount of investment securities at June 30, 2004, by contractual maturity (excluding mortgage and asset- backed securities and equity securities), are shown below:

		Weighted
	Carrying	average
	amount	yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$6,299	0.99%
Due after one year through five years	2,222,424	3.87
Due after five years through ten years	3,101,945	4.16
Due after ten years	—	—

	5,330,668	4.03

Puerto Rico Government and agencies obligations:
Due within one year	—	—
Due after one year through five years	18,168	5.94
Due after five years through ten years	14,983	4.24
Due after ten years	1,350	6.15

	34,501	5.21

Commercial paper and corporate notes:
Due within one year (all overnight)	200,000	1.50
Due after one year through five years	29,989	2.70
Due after five years through ten years	—	—
Due after ten years	21,424	8.33

	251,413	2.23

Total	5,616,582	3.96
Mortgage and asset-backed securities	924,831	4.25
Equity securities - Preferred stock	105,050	1.54

Total	$6,646,463	3.96%

Mortgage and asset-backed securities at June 30, 2004, consist of:

(In Thousands)
Trading securities - GNMA certificates	$2,582

Available for sale - CMO certificates issued or guaranteed by FHLMC or FNMA	17,899

Held to maturity:
FHLMC certificates	6,392
GNMA certificates	10,861
FNMA certificates	4,083
CMO certificates issued or guaranteed by FHLMC or FNMA	874,997
CMO’s other	142
Asset-backed securities	7,875

Total held to maturity	904,350

Total mortgage and asset-backed securities	$924,831

The Company’s investment portfolio at June 30, 2004, had an average contractual maturity of 65 months, when compared to an average maturity of 63 months at December 31, 2003. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Taking into consideration the callable features of these securities, the Company’s investment portfolio as of June 30, 2004, had a remaining average maturity of 14 months. However, no assurance can be given that such levels will be maintained in future periods.

The Company evaluates its investment securities for other than temporary impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. Until June 30, 2004, the Company considered various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment in the securities, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, available secondary market prices from broker/dealers, and the Company’s intention and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

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

During the quarter ended June 30, 2003, the Company, based upon additional information available from trustees, further ratings downgradings, a default on the scheduled interest payment in one of the CBO tranches and further declines in quoted market prices for such investments, reclassified the remaining portfolio of CBO’s and CLO’s to available for sale and subsequently, on June 6, 2003, sold its entire portfolio of CBO’s and CLO’s. The sale of the portfolio, with an original total investment of $62.9 million and adjusted to a fair value of $45.4 million as of March 31, 2003, was completed at an additional net loss of $7.0 million which was recorded during the quarter ended June 30, 2003.

At June 30, 2004, management concluded that there was no other-than-temporary impairment on its investment securities portfolio.

Effective July 1, 2004, the Company will follow EITF Issue 03-1, Meaning of Other Than Temporary Impairment, and other authoritative literature to evaluate whether an investment is other-than-temporarily impaired.

Deposits

Westernbank offers a diversified choice of deposit accounts. Savings deposits increased from $692.2 million as of December 31, 2003, to $811.4 million as of June 30, 2004, an increase of $119.2 million or 17.22%. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $4.69 billion as of December 31, 2003, to $5.26 billion as of June 30, 2004, an increase of $571.5 million or 12.18%. Brokered deposits amounted to $3.87 billion and $3.51 billion as of June 30, 2004, and December 31, 2003, respectively. These accounts have historically been a stable source of funds.

At June 30, 2004, Westernbank had total deposits of $6.08 billion, of which $811.4 million or 13.35% consisted of savings deposits, $272.0 million or 4.47% consisted of interest bearing demand deposits, $273.8 million or 4.51% consisted of noninterest bearing deposits, and $4.72 billion or 77.67% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.

At June 30, 2004, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$766,737
over 3 months through 6 months	755,833
over 6 months through 12 months	900,841
over 12 months	1,819,712

Total	$4,243,123

The following table sets forth the average amount and the average rate paid on the following deposit categories for the six months ended June 30, 2004, and for the year ended December 31, 2003:

	June 30, 2004		December 31, 2003
	Average	Average	Average	Average
	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$4,419,019	2.50%	$3,775,263	2.59%
Savings deposits	748,228	2.18%	605,854	2.15%
Interest bearing demand deposits	200,367	2.60%	160,015	2.55%
Noninterest bearing demand deposits	283,914	—	227,358	—

	$5,651,528	2.33%	$4,768,490	2.41%

Borrowings

The following table sets forth the borrowings of Westernbank at the dates indicated:

	June 30, 2004	December 31, 2003
	(In thousands)
Federal funds bought and securities sold under agreements to repurchase (1)	$5,843,318	$5,046,045
Advances from FHLB	176,000	146,000
Mortgage note payable	37,053	37,234

	$6,056,371	$5,229,279

(1)	Federal funds bought amounted to $70.0 million at June 30, 2004, at a weighted average interest rate of 1.59%, and matures within six days. No such borrowings were outstanding at December 31, 2003.

Westernbank has made use of institutional federal funds bought and securities sold under agreements to repurchase in order to obtain funding, primarily through investment banks and brokerage firms. Securities sold under agreements to repurchase are collateralized with investment securities while federal funds bought do not require collateral. Westernbank had $5.84 billion in federal funds bought and securities sold under agreements to repurchase outstanding at June 30, 2004, at a weighted average rate of 2.25%. Federal funds bought and securities sold under agreements to repurchase outstanding as of June 30, 2004, mature as follows: $1.36 billion within 30 days; $765.0 million within 60 days; $832.2 million in 2004; $1.26 billion in 2005; $333.9 million in 2006; and $1.29 billion thereafter.

Westernbank also obtains advances from FHLB of New York. As of June 30, 2004, Westernbank had $176.0 million in outstanding FHLB advances at a weighted average rate of 3.60%. Advances from FHLB mature as follows: $50.0 million within 30 days; $14.0 million in 2005; $70.0 million in 2006; and $42.0 million thereafter.

At June 30, 2004, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $37.1 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the (1) greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

The following table presents certain information regarding the Westernbank’s short-term borrowings for the periods indicated.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Amount outstanding at period end	$3,278,664	$1,964,641
Monthly average outstanding balance	2,362,602	1,267,234
Maximum outstanding balance at any month end	3,278,664	2,147,934
Weighted average interest rate:
For the six months and period ended	1.40%	1.24%
At the end of six months and at period end	1.52%	1.31%

Stockholders’ Equity

As of June 30, 2004, total stockholders’ equity amounted to $886.4 million, an increase of $57.9 million or 6.98% when compared to $828.5 million as of December 31, 2003. The increase resulted primarily from the net income of $81.5 million generated during the six month period ended June 30, 2004, partially offset by dividends paid during the period of $11.7 million and $13.5 million on the Company’s common and preferred stock, respectively, and a decrease of $112,000 in other comprehensive loss as a result of an improvement in the mark to market position of the Company’s portfolio of investment securities available for sale at June 30, 2004, when compared to December 31, 2003. The period-end number of common shares outstanding increased from 106,290,294 as of December 31, 2003 to 106,741,159 as of June 30, 2004, as a result of the conversion of 103,692 shares of the Company’s convertible preferred stock series A, into 236,115 shares of the Company’s common stock, and the issuance of 214,750 common shares from the exercise of stock options.

SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table sets forth, for the indicated periods, certain ratios reflecting the productivity, profitability and other selected data of the Company:

	Three months ended			Six months ended			Year Ended
	June 30,			June 30,			December 31,
	2004	2003		2004	2003		2003
		(Dollars in thousands, except share data)
Per share data:
Dividend payout ratio	17.13%	21.93%		17.26%	28.06%		19.97%
Book value per common share	$4.72	$3.68	(2)	$4.72	$3.68	(2)	$4.17
Preferred stock outstanding at end of period	15,292,053	12,973,405		15,292,053	12,973,405		15,395,745
Preferred stock equity at end of period	$382,301	$324,335		$382,301	$324,335		$384,894
Performance ratios:
Return on average assets (1)	1.30%	1.12%		1.33%	0.92%		1.15%
Return on average common stockholders’ equity (1)	28.01%	22.41%		28.70%	17.09%		22.79%
Efficiency ratio	30.91%	31.24%		30.62%	32.99%		31.75%
Operating expenses to end-of-period assets	0.77%	0.83%		0.75%	0.82%		0.74%
Capital ratios:
Total capital to risk-w eighted assets	13.72%	14.74%		13.72%	14.74%		14.87%
Tier I capital to risk-w eighted assets	12.81%	13.82%		12.81%	13.82%		13.98%
Tier I capital to average assets	7.16%	7.71%		7.16%	7.71%		7.22%
Equity-to-assets ratio	6.77%	7.48%		6.77%	7.48%		7.19%
Other selected data:
Total trust assets managed	386,940	308,228		386,940	308,228		326,527
Branch offices	51	51		51	51		51
Number of employees	1,170	1,078		1,170	1,078		1,092

(1)	The return on average assets is computed by dividing net income by average total assets for the period. The return on average common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity. Average balances have been computed using beginning and period-end balances.

(2)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, both distributed on December 10, 2003.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

The information required herein is incorporated by reference from page 53 of the Company’s Consolidated Financial Statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

LIQUIDITY

Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loans demand; deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control.

The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowings. At June 30, 2004, the Company had approximately $1.5 billion in securities and other short-term securities maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities portfolio and securitizable loans.

Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, and other short and long-term borrowing, such as securities sold under agreements to repurchase (“reverse repurchase agreements”). Other borrowings funding source limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the National Certificate of Deposit (“CD”) Market as a source of cost effective deposit funding in addition to local market deposit inflows. Depositors in this market consist of credit unions, banking institutions, CD brokers and some private corporations or non-profit organizations. Westernbank’s ability to acquire brokered deposits can be restricted if it becomes in the future less than well-capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable, such as advances, and other borrowings, such as reverse repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires Westernbank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and reverse repurchase agreements, respectively.

The Company’s liquidity targets are reviewed monthly by the Investment Committee and are based on the Company’s commitment to make loans and investments and its ability to generate funds. The Committee’s targets are also affected by yields on available investments and upon the Committee’s judgment as to the attractiveness of such yields and its expectations as to future yields.

The Company’s investment portfolio at June 30, 2004, had an average contractual maturity of 65 months. However, no assurance can be given that such levels will be maintained in future periods.

As of June 30, 2004, Westernbank had line of credit agreements with six commercial banks permitting Westernbank to borrow a maximum aggregate amount of $175.0 million. The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.

Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at June 30, 2004, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total
		(In thousands)
Short-term borrowings	$3,278,664	$—	$—	$—	$3,278,664
Long-term borrowings	—	1,661,456	20,000	1,096,251	2,777,707
Operating lease obligations	2,229	4,268	2,808	16,258	25,563

Total contractual obligations	$3,280,893	$1,665,724	$22,808	$1,112,509	$6,081,934

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At June 30, 2004, the Company had $2.67 billion in certificates of deposit that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at June 30, 2004, is presented below:

		Less than one
	Total	year	2-5 years
		(In thousands)
Lines of credit	$229,730	$120,127	$109,603
Commercial letters of credit	24,684	24,684	—
Commitments to extend credit	477,619	171,367	306,252
Commitments to purchase mortgage loans	100,000	100,000	—

Total	$832,033	$416,178	$415,855

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

The risk-based capital guidelines require a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of combined Tier 1 and Tier 2 capital (“total risk-based capital”) to risk weighted assets of 8.0%. The risk-based capital guidelines are supplemented by a leverage ratio requirement. This requirement establishes a minimum leverage ratio of 3.0% for the highest rated banking organizations. Other banking organizations are expected to have ratios of at least 4.0% to 5.0% depending on their particular growth plans and condition (including diversification of risk, asset quality, earnings, and liquidity). The ratio is defined as Tier 1 capital divided by total average assets, less certain deductions, including goodwill.

As of March 31, 2004 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At June 30, 2004, there are no conditions or events that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at June 30, 2004:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$956,636	13.72%	$557,791	8.00%	N/A	N/A
Westernbank	947,807	13.60%	557,653	8.00%	$697,066	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	884,229	12.81%	275,999	4.00%	N/A	N/A
Westernbank	875,399	12.69%	275,930	4.00%	413,895	6.00%
Tier I Capital to Average Assets:
Consolidated	884,229	7.16%	370,512	3.00%	N/A	N/A
Westernbank	875,399	7.10%	370,079	3.00%	616,799	5.00%

The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank financial holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. Management believes that the Company will continue to meet its cash obligations as these become due and pay dividends as these are declared.

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

Interest rate risk is addressed by the Company’s Asset & Liability Committee (“ALCO”), which includes the full Board of Directors and certain senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. The Company measures the impact on market value for an immediate and sustained 200 basis point increase or decrease (shock) in interest rates. Given the fed fund rate of 1.25% at June 30, 2004 and 1.00% at December 31, 2003, a linear 100 and 50 basis points decrease for June 30, 2004 and December 31, 2003, respectively, was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.

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

The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines, are sold for cash upon origination. In addition, the Company enters into certain derivative financial instruments. (See “Note 9 — Financial Instruments, Derivative Financial Instruments — Notes to Consolidated Financial Statements (unaudited)”).

The Company is exposed to changes in the level of Net Interest Income (“NII”) in a changing interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at period end remain constant, or increase or decrease on an instantaneous and sustained change of plus 200 or minus 100 basis points (50 basis points at December 31, 2003), and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

June 30, 2004:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
		(Dollars in thousands)
+200 Basis Points	$286,493	$(35,344)	(10.98)%
Base Scenario	321,837	—	—
-100 Basis Points	317,019	(4,818)	(1.50)%

December 31, 2003:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
		(Dollars in thousands)
+200 Basis Points	$280,197	$(14,573)	(4.94)%
Base Scenario	294,770	—	—
-50 Basis Points	291,543	(3,227)	(1.09)%

(*) The NII figures exclude the effect of the amortization of loan fees. Given the fed fund rate of 1.25% at June 30, 2004 and 1.00% at December 31, 2003, a linear 100 and 50 basis points decrease for June 30, 2004 and December 31, 2003, respectively, was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.

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

The interest rate sensitivity (“GAP”) is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A GAP is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative GAP would tend to adversely affect net interest income, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. While the GAP is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively, even if an institution were perfectly matched in each maturity category.

Competition and economic conditions

The financial services and banking business are highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to compete in its market area as well as to a significant extent upon general economic conditions in the island of Puerto Rico. The Company competes with other commercial and non-commercial banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. The success of the Company is also highly dependent on the economic strength of the Company’s general market area. Significant deterioration in the local economy or external economic conditions, such as inflation, recession, unemployment, real estate values and other factors beyond the Company’s control, could also substantially impact the Company’s performance. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For further information, refer to the Economic Conditions, Market Area and Competition section included in the Company’s Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company’s Exchange Act filings.

There were no significant changes made in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of W Holding Company, Inc. was held at Mayagüez Resort & Casino Hotel, located at Road 104, KM. 0.3, Mayagüez, Puerto Rico at 1:30 P.M. on May 18, 2004, pursuant to due notice, for the following purposes:

(1)	to elect Messr. Cesar A. Ruiz and Pedro Dominquez as members of the Company’s Board of Directors for a term of three years or until any successor is elected or qualified (Proposal 1);

(2)	to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2004 (Proposal 2); and

(3)	to transact any other business that properly comes before the annual meeting or any adjournments of the meeting.

The total number of votes eligible to be cast as of the record date of the meeting (May 15, 2004) was 106,666,275 eligible votes. A quorum was obtained with 99,131,049 shares represented in person or by proxy, which represented approximately 92.94% of all votes eligible to be cast at the meeting.

The results of the election, as certified by representatives of the Bank of New York, duly appointed inspectors of election for the annual meeting, were as follows:

	Proposal No. 1		Proposal No. 2
	Cesar A.	Pedro	Deloitte &
	Ruiz	Dominquez	Touche
FOR AGAINST ABSTAIN	95,864,261 3,266,788 -	83,765,290 15,365,759 -	96,918,732 2,201,397 10,920

TOTAL SHARES	99,131,049	99,131,049	99,131,049

The following directors were not up for reelection and continued to hold office after the meeting: Frank C. Stipes, Esq., Fredeswinda G. Frontera, Cornelius Tamboer, Hector L. Del Rio and Juan C. Frontera.

Item 6. Exhibits and Reports on Form 8-K

A – Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B – Reports on Form 8-K

On April 21, 2004, the Company filed a Form 8-K announcing:

•	How to access the Company’s earnings call scheduled for April 21, 2004.

•	The Company’s results of operations for the three month period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

W HOLDING COMPANY, INC.

Date: August 4, 2004	By	/s/ Frank. C. Stipes

Frank C. Stipes, Esq.
Chairman of the Board,
Chief Executive Officer and
President

Date: August 4, 2004	By	/s/ Freddy Maldonado

Freddy Maldonado
Chief Financial Officer and Vice
President of Finance and Investment

Index to Exhibits

31.1 Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.