Form 10-Q
period 2004-09-30
W HOLDING CO INC
filed 2004-11-09
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). ☒   NO ☐

As of October 31, 2004, there were 107,071,886 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

Part I. Financial Information

Item I. Financial Statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$89,495	$92,811
Money market instruments:
Federal funds sold and resell agreements	680,078	649,852
Interest-bearing deposits in banks	51,799	37,767
Investment securities available for sale, at fair value	12,226	55,080
Investment securities held to maturity, at amortized cost with a fair value of $6,532,863 in 2004 and $5,638,816 in 2003	6,613,078	5,723,710
Federal Home Loan Bank stock, at cost	57,105	39,750
Mortgage loans held for sale, at lower of cost or fair value	1,714	2,555
Loans, net of allowance for loan losses of $76,588 in 2004 and $61,608 in 2003	5,716,931	4,683,118
Accrued interest receivable	78,442	75,567
Foreclosed real estate held for sale, net of allowance of $307 in 2004 and $28 in 2003	4,444	4,082
Premises and equipment, net	108,340	103,370
Deferred income taxes, net	29,787	24,910
Other assets	35,419	26,868

TOTAL	$13,478,858	$11,519,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$240,841	$192,760
Interest-bearing	5,991,784	5,192,716

Total deposits	6,232,625	5,385,476
Federal funds purchased and repurchase agreements	6,011,735	5,046,045
Advances from Federal Home Loan Bank	211,000	146,000
Mortgage note payable	36,960	37,234
Securities purchased but not yet received	5,020	—
Advances from borrowers for taxes and insurance	4,643	4,307
Accrued expenses and other liabilities	58,086	71,869

Total liabilities	12,560,069	10,690,931

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference $25 per share — $381,136,325 in 2004 and $384,893,625 in 2003); authorized 20,000,000 shares; issued and outstanding 15,245,453 shares in 2004 and 15,395,745 shares in 2003	15,245	15,396
Common stock — $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 106,847,565 shares in 2004 and 106,290,294 shares in 2003	106,848	106,290
Paid-in capital	516,113	514,800
Retained earnings:
Reserve fund	56,027	43,375
Undivided profits	224,827	149,581
Accumulated other comprehensive loss, net of income tax	(271)	(933)

Total stockholders’ equity	918,789	828,509

TOTAL	$13,478,858	$11,519,440

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003		2004	2003
INTEREST INCOME:
Loans, including loan fees	$82,645	$71,568		$232,710	$203,222
Investment securities	55,159	31,607		153,542	89,327
Mortgage and asset-backed securities	9,162	11,489		28,660	29,137
Money market instruments	4,579	1,771		12,056	8,605

Total interest income	151,545	116,435		426,968	330,291

INTEREST EXPENSE:
Deposits	36,858	27,941		102,282	85,985
Federal funds purchased and repurchase agreements	35,874	24,866		97,250	71,612
Advances from Federal Home Loan Bank	1,767	1,515		4,621	4,525
Other borrowings	—	—		—	142

Total interest expense	74,499	54,322		204,153	162,264

NET INTEREST INCOME	77,046	62,113		222,815	168,027
PROVISION FOR LOAN LOSSES	10,379	7,893		30,141	20,718

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	66,667	54,220		192,674	147,309

NONINTEREST INCOME (LOSS):
Service charges on deposit accounts	2,054	1,792		5,974	5,284
Other fees and commissions	5,476	5,714		15,433	15,313
Gain (loss) on derivative instruments	249	(54)		12	(155)
Net gain (loss) on sales and valuation of loans, securities and other assets	594	21		867	(20,983)

Total noninterest income (loss)	8,373	7,473		22,286	(541)

TOTAL NET INTEREST INCOME AND NONINTEREST INCOME (LOSS)	75,040	61,693		214,960	146,768

NONINTEREST EXPENSES:
Salaries and employees’ benefits	9,701	8,267		27,846	24,808
Equipment	2,179	2,318		6,981	6,714
Deposits insurance premium and supervisory examination	753	661		2,112	1,727
Occupancy	1,536	1,656		4,882	4,923
Advertising	3,031	1,976		8,895	4,983
Printing, postage, stationery and supplies	817	822		2,490	2,526
Telephone	577	569		1,764	1,707
Municipal taxes	1,078	900		2,875	2,700
Other	5,636	4,703		16,350	10,749

Total noninterest expenses	25,308	21,872		74,195	60,837

INCOME BEFORE PROVISION FOR INCOME TAXES	49,732	39,821		140,765	85,931

PROVISION FOR INCOME TAXES:
Current	6,308	6,657		19,861	20,351
Deferred credit	(819)	(1,474)		(4,856)	(9,591)

Total provision for income taxes	5,489	5,183		15,005	10,760

NET INCOME	$44,243	$34,638		$125,760	$75,171

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$37,510	$28,469		$105,509	$60,402

BASIC EARNINGS PER COMMON SHARE	$0.35	$0.27	(1)	$0.99	$0.58 (1)

DILUTED EARNINGS PER COMMON SHARE	$0.34	$0.26	(1)	$0.95	$0.56 (1)

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, and distributed both on December 10, 2003.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2004	2003
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$15,396	$8,943
Issuance of preferred stock	—	6,872
Conversion of preferred stock	(151)	(205)

Balance at end of period	15,245	15,610

Common stock:
Balance at beginning of period	106,290	68,346
Issuance of common stock upon conversion of preferred stock	343	305
Issuance of common stock upon exercise of stock options	215	—

Balance at end of period	106,848	68,651

Paid-in capital:
Balance at beginning of period	514,800	319,106
Stock options exercised	754	—
Effect of stock options granted to employees	752	795
Issuance of common stock upon conversion of preferred stock	(193)	(100)
Issuance of preferred stock	—	158,992

Balance at end of period	516,113	478,793

Reserve fund:
Balance at beginning of period	43,375	32,011
Transfer from undivided profits	12,652	7,527

Balance at end of period	56,027	39,538

Undivided profits:
Balance at beginning of period	149,581	157,442
Net income	125,760	75,171
Cash dividends on common stock	(17,611)	(13,595)
Cash dividends on preferred stock	(20,251)	(14,769)
Transfer to reserve fund	(12,652)	(7,527)

Balance at end of period	224,827	196,722

Accumulated other comprehensive loss, net of income tax:
Balance at beginning of period	(933)	(1,100)
Other comprehensive income (loss), net of income tax for the period	662	(465)

Balance at end of period	(271)	(1,565)

Total Stockholders’ Equity	$918,789	$797,749

Comprehensive Income:
Net income	$125,760	$75,171

Other comprehensive income (loss), net of income tax:
Unrealized net gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period	769	(7,579)
Reclassification adjustments for (gains) losses included in net income	(128)	7,094

	641	(485)

Income tax effect	21	20

Net change in other comprehensive income (loss), net of income tax	662	(465)

Total Comprehensive Income	$126,422	$74,706

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,760	$75,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	30,141	20,718
Losses on foreclosed real estate held for sale	554	—
Deferred income tax credit	(4,856)	(9,591)
Depreciation and amortization on:
Premises and equipment	5,225	5,377
Foreclosed real estate held for sale	—	244
Mortgage servicing rights	311	546
Stock options granted to employees	754	795
Amortization of premium (discount), net on:
Investment securities available for sale	354	295
Investment securities held to maturity	(1,038)	(1,558)
Mortgage-backed securities held to maturity	1,059	4,325
Loans	993	1,130
Amortization of discount on deposits	2,632	1,998
Amortization of net deferred loan origination fees	(7,653)	(6,253)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(128)	7,094
Impairment on investment securities held to maturity	—	15,701
Called investment securities held to maturity	(525)	—
Mortgage loans held for sale	(311)	(46)
Derivative instruments	(1,360)	155
Foreclosed real estate held for sale	(140)	(48)
Capitalization of servicing rights	(92)	—
Originations of mortgage loans held for sale	(20,982)	(39,647)
Sales of mortgage loans held for sale	14,734	—
Decrease (increase) in:
Trading securities	7,307	19,771
Accrued interest receivable	(2,875)	(12,595)
Other assets	(2,670)	179
Increase (decrease) in:
Accrued interest on deposits and borrowings	9,517	6,198
Other liabilities	(15,536)	671

Net cash provided by operating activities	141,175	90,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(14,032)	(43,943)
Net decrease (increase) in federal funds sold and resell agreements	19,774	(4,131)
Resell agreements with original maturities over three months:
Purchases	(250,000)	—
Collections	200,000	—
Increase in due from brokers	—	(16,583)
Investment securities available for sale:
Sales	130,066	67,623
Maturities, prepayments and calls	38,203	116,435
Purchases	(125,000)	(128,585)
Investment securities held to maturity:
Maturities, prepayments and calls	11,907,321	16,585,184
Purchases	(12,933,209)	(17,978,326)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	193,884	990,269
Purchases	(50,061)	(1,399,767)
Loans:
Purchases	(225,079)	(258,657)
Sales	—	69,915
Loans originations and principal collections, net	(836,422)	(588,960)
Purchases of derivative options	(4,807)	(3,332)
Proceeds from sales of foreclosed real estate held for sale	1,124	518
Additions to premises and equipment	(9,448)	(11,487)
Redemptions of Federal Home Loan Bank stock	3,500	3,572
Purchases of Federal Home Loan Bank stock	(20,855)	—

Net cash used in investing activities	(1,975,041)	(2,600,255)

Forward	$(1,833,866)	$(2,509,625)

		(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2004	2003
Forward	$(1,833,866)	$(2,509,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	836,348	700,221
Net increase (decrease) in federal funds purchased and repurchase agreements	995,411	(156,533)
Repurchase agreements with original maturities over three months:
Proceeds	2,770,207	2,045,765
Payments	(2,799,928)	(231,035)
Payments of mortgage note payable	(274)	(486)
Advances from Federal Home Loan Bank:
Proceeds	268,000	199,000
Payments	(203,000)	(173,000)
Net increase (decrease) in advances from borrowers for taxes and insurance	336	(70)
Dividends paid	(37,519)	(27,387)
Issuance of preferred stock	—	165,864
Proceeds from stock options exercised	969	—

Net cash provided by financing activities	1,830,550	2,522,339

NET CHANGE IN CASH AND DUE FROM BANKS	(3,316)	12,714
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	92,811	76,080

CASH AND DUE FROM BANKS, END OF PERIOD	$89,495	$88,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and borrowings	$196,923	$157,413
Income taxes	37,988	10,835
Noncash activities:
Accrued dividends payable	3,080	2,908
Securities purchased but not yet received	5,020	—
Net change in other comprehensive income (loss)	662	(465)
Mortgage loans securitized and transferred to:
Trading securities	7,399	22,403
Mortgage-backed securities held to maturity	2,305	—
Transfer from held to maturity to available for sale	—	51,671
Transfer from loans to foreclosed real estate held for sale	2,158	2,130
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	258	588
Unpaid additions to premises and equipment	763	11
Transfer from undivided profits to reserve fund	12,652	7,527
Effect in valuation of derivatives and their hedged items:
Increase in other assets	(674)	(3,178)
Increase (decrease) in deposits	3,318	(1,673)
Increase (decrease) in other liabilities	(1,372)	3,616
Conversion of preferred stock into common stock:
Common stock	343	305
Paid in capital	(193)	(100)
Preferred stock	(151)	(205)

See notes to consolidated financial statements.
		(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank”). The Company’s other operating subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at September 30, 2004 and December 31, 2003, and for the three and nine month periods ended September 30, 2004 and 2003 were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at September 30, 2004. Westernbank operates through 52 full service branch offices located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a fully functional banking site on the Internet. Westernbank Puerto Rico traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. In addition, Westernbank operates through four divisions: Westernbank International Division, which is an International Banking Entity (IBE) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which activities consist of commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 through 19 full-service branches.

Westernbank World Plaza, Inc. (“WWPI”), a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. WWPI serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at September 30, 2004 and December 31, 2003, and for the three and nine month periods ended September 30, 2004 and 2003 were not significant.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – on the Company’s Consolidated Financial Statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, included in the Company’s Annual Report on Form 10-K). The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of September 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2003, has been derived from the audited Consolidated Financial Statements of the Company. The result of operations and cash flows for the three and nine months ended September 30, 2004 and 2003, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investment cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

On September 30, 2004, the FASB issued FSP EITF Issue 03-01-1, which delayed the effective date for the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e. steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1a. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraphs 6 to 9 of EITF 03-1 (i.e. step 1 of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 have not been deferred and should be applied based on the transition provisions in EITF 03-1. Based on the composition of the investment portfolio held at September 30, 2004, EITF 03-1 is not expected to have a material effect on the Company’s financial position or results of operations.

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

2. EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three and nine months ended September 30, 2004 and 2003, were computed by dividing the net income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during the same periods, as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003		2004	2003
	(Dollars in thousands, except share data)
Basic and diluted earnings per common share:
Net income	$44,243	$34,638		$125,760	$75,171
Less preferred stock dividends	6,733	6,169		20,251	14,769

Income attributable to common stockholders	37,510	28,469		105,509	60,402
Plus convertible preferred stock dividends	297	467		942	—

Income attributable to common stockholders - diluted	$37,807	$28,936		$106,451	$60,402

Weighted average number of common shares outstanding during the period	106,795,432	105,035,438	(1)	106,676,510	104,816,499	(1)
Dilutive potential common shares — stock options	3,370,329	3,301,440	(1)	3,393,477	3,266,136	(1)
Assumed conversion of preferred stock	1,478,477	2,311,854	(1)	1,478,477	—

Total	111,644,238	110,648,732		111,548,464	108,082,635

Basic earnings per common share	$0.35	$0.27	(1)	$0.99	$0.58	(1)

Diluted earnings per common share	$0.34	$0.26	(1)	$0.95	$0.56	(1)

(1)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock split on our common stock declared on November 4, 2003 and November 11, 2003, respectively, both distributed on December 10, 2003.

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

On May 30 and June 16, 2003, the Company issued 3,680,000 and 552,000 shares, respectively, of the Company’s Series F Preferred Stock. The Series F Preferred Stock was issued at a price of $25.00 per share. Proceeds from the issuance of the Series F Preferred Stock amounted to $102.2 million, net of $3.6 million of issuance costs.

During the nine month period ended September 30, 2004, 150,292 shares of the Company’s convertible preferred stock series A were converted into 342,521 shares of the Company’s common stock. In addition, the Company issued 214,750 common shares from the exercise of stock options during the nine month period ended September 30, 2004.

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

The Company’s cash dividends per share declared for the nine months ended September 30, 2004 and 2003, were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)
2004
January 31, 2004	February 17, 2004	$0.01833
February 29, 2004	March 15, 2004	0.01833
March 31, 2004	April 15, 2004	0.01833
April 30, 2004	May 17, 2004	0.01833
May 31, 2004	June 15, 2004	0.01833
June 30, 2004	July 15, 2004	0.01833
July 31, 2004	August 16, 2004	0.01833
August 31, 2004	September 15, 2004	0.01833
September 30, 2004	October 15, 2004	0.01833

Total		$0.16497

2003 (2)
January 31, 2003	February 15, 2003	$0.01198
February 28, 2003	March 15, 2003	0.01471
March 31, 2003	April 15, 2003	0.01471
April 30, 2003	May 15, 2003	0.01471
May 30, 2003	June 13, 2003	0.01471
June 30, 2003	July 15, 2003	0.01471
July 31, 2003	August 15, 2003	0.01471
August 29, 2003	September 15, 2003	0.01471
September 30, 2003	October 15, 2003	0.01471

Total		$0.12966

(1)	Dividend amounts in the table are rounded.

(2)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, both distributed on December 10, 2003.

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2004	Cost	Gains	Losses	Value
		(In thousands)
Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by Federal National Mortgage
Association (FNMA)	$8,557	$—	$202	$8,355
CMO’s issued or guaranteed by Federal Home Loan Mortgage Corporation (FHLMC)	3,940	—	69	3,871

Total	$12,497	$—	$271	$12,226

Held to maturity:
U.S. Government and agencies obligations	$5,504,928	$14,404	$22,574	$5,496,758
Puerto Rico Government and agencies obligations	34,822	320	303	34,839
Commercial paper — matures within six days	160,140	—	—	160,140
Corporate notes	51,415	3,035	—	54,450

Subtotal	5,751,305	17,759	22,877	5,746,187

Mortgage-backed securities:
FHLMC certificates	5,869	349	—	6,218
Government National Mortgage Association
(GNMA) certificates	10,505	482	—	10,987
FNMA certificates	3,817	265	—	4,082
CMO’s issued or guaranteed by FHLMC	792,594	14	73,789	718,819
CMO’s issued or guaranteed by FNMA	48,858	1	2,419	46,440
CMO’s other	130	—	—	130

Subtotal	861,773	1,111	76,208	786,676

Total	$6,613,078	$18,870	$99,085	$6,532,863

The Company’s investment portfolio as of September 30, 2004, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in unrealized loss position as of September 30, 2004. These unrealized losses relate to interest rate changes. Investment securities with prepayment provisions did not have a significant unamortized premium at September 30, 2004. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value
		(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$30,647	$—	$699	$29,948
CMO’s issued or guaranteed by FHLMC	20,345	—	383	19,962
Equity securities — preferred stock	5,000	170	—	5,170

Total	$55,992	$170	$1,082	$55,080

Held to maturity:
U.S. Government and agencies obligations	$4,463,493	$15,632	$35,811	$4,443,314
Puerto Rico Government and agencies obligations	34,500	287	292	34,495
Commercial paper	174,976	—	—	174,976
Corporate notes	51,409	3,196	—	54,605

Subtotal	4,724,378	19,115	36,103	4,707,390

Mortgage and asset-backed securities:
FHLMC certificates	7,297	445	—	7,742
GNMA certificates	9,753	475	—	10,228
FNMA certificates	4,542	303	—	4,845
CMO’s issued or guaranteed by FHLMC	885,408	442	67,390	818,460
CMO’s issued or guaranteed by FNMA	84,322	2	2,183	82,141
CMO’s other	168	—	—	168
Asset-backed securities	7,842	—	—	7,842

Subtotal	999,332	1,667	69,573	931,426

Total	$5,723,710	$20,782	$105,676	$5,638,816

The amortized cost and fair value of investment securities held to maturity at September 30, 2004, by contractual maturity (excluding mortgage and asset-backed securities) are shown below:

	Amortized	Fair
	Cost	Value
	(In thousands)
Due within one year	$188,140	$188,242
Due after one year through five years	3,498,882	3,502,486
Due after five years through ten years	2,041,508	2,029,935
Due after ten years	22,775	25,524

Subtotal	5,751,305	5,746,187
Mortgage and asset-backed securities	861,773	786,676

Total	$6,613,078	$6,532,863

Proceeds from sales of investment securities available for sale and their respective gross realized gains and losses for the nine months ended September 30, 2004 and 2003, were as follows:

	2004	2003
	(In thousands)
Proceeds from sales	$130,066	$67,623
Gross realized gains	128	1,890
Gross realized losses	—	8,984

Gross realized gains and losses for the nine months ended September 30, 2003, are mainly related to the Company’s liquidation of its CBO’s and CLO’s investment portfolio, as explained below.

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

See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for recent developments on the measurement and recognition guidance on other-than-temporary impairments.

5. LOANS

The loan portfolio consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$2,961,341	$2,269,380
Conventional:
One-to-four family residences	926,139	873,345
Other properties	1,954	2,233
Construction and land acquisition	298,665	207,593
Insured or guaranteed — Federal Housing
Administration, Veterans Administration, and others	11,509	19,117

Total	4,199,608	3,371,668

Plus (less):
Undisbursed portion of loans in process	(3,749)	(4,993)
Premium on loans purchased	768	1,016
Deferred loan fees — net	(11,628)	(9,615)

Total	(14,609)	(13,592)

Real estate loans — net	4,184,999	3,358,076

OTHER LOANS:
Commercial loans	741,679	526,105
Consumer loans:
Loans on deposits	29,523	30,805
Credit cards	53,326	54,832
Other	788,300	777,573
Plus (less):
Premium on loans purchased	1,573	2,281
Deferred loan fees — net	(5,881)	(4,946)

Other loans — net	1,608,520	1,386,650

TOTAL LOANS	5,793,519	4,744,726
ALLOWANCE FOR LOAN LOSSES	(76,588)	(61,608)

LOANS — NET	$5,716,931	$4,683,118

The total investment in impaired commercial and construction loans at September 30, 2004 and December 31, 2003, was $51,447,000 and $50,305,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at September 30, 2004 and December 31, 2003. Impaired commercial and construction loans amounting to $31,241,000 and $28,217,000 at September 30, 2004 and December 31, 2003, respectively, were covered by a valuation allowance of $8,495,000 and $4,646,000, respectively. Impaired commercial and construction loans amounting to $20,206,000 at September 30, 2004, and $22,088,000 at December 31, 2003, did not require a valuation allowance in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The average investment in impaired commercial and construction loans for the nine-month periods ended September 30, 2004 and 2003, amounted to $49,177,000 and $45,888,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the nine-month periods ended September 30, 2004 and 2003, amounted to $1,936,000 and $2,044,000, respectively.

6. PLEDGED ASSETS

At September 30, 2004, residential mortgage loans, investment securities (held to maturity and available for sale) and money market instruments amounting to $668,184,000; $6,070,644,000; and $5,149,000, respectively, were pledged to secure public funds, individual retirement accounts, repurchase agreements, commercial letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, interest rate swap agreements, and the Puerto Rico Treasury Department (for Westernbank International Division). Pledged investment securities amounting to $5,988,087,000 at September 30, 2004, can be repledged.

7. DEPOSITS

Deposits consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Noninterest bearing accounts	$240,841	$192,760
Passbook accounts	827,872	692,190
NOW accounts	238,594	218,616
Super NOW accounts	32,053	27,723
Money market accounts	100	198
Certificates of deposit	4,862,160	4,230,477

Total	6,201,620	5,361,964
Accrued interest payable	31,005	23,512

Total	$6,232,625	$5,385,476

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

Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. At September 30, 2004, management estimated that the provisions of the Act did not have a significant effect on the Company’s result of operations.

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the three and nine month periods ended September 30, 2004 and 2003, is as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
	(Dollars in thousands)
Computed at Puerto Rico statutory rate	$19,395	$15,530	$54,898	$33,513
Effect on provision of:
Exempt interest income, net	(15,808)	(9,958)	(39,613)	(24,505)
Net nondeductible expenses	86	56	124	158
Other	1,816	(445)	(404)	1,594

Provision for income taxes as reported	$5,489	$5,183	$15,005	$10,760

Statutory tax rate	39%	39%	39%	39%

Effective tax rate	11%	13%	11%	13%

Deferred income tax assets (liabilities) consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Allowance for loan losses	$28,741	$22,899
Unrealized gain in valuation of derivative instruments	(1,200)	(746)
Mortgage servicing rights	(1,015)	(1,100)
Allowance for foreclosed real estate held for sale	38	4
Capital losses on sales of investment securities	4,963	5,699
Other temporary differences	12	(128)

Total	31,539	26,628
Less valuation allowance	1,752	1,718

Deferred income tax assets, net	$29,787	$24,910

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

The contract amount of financial instruments, whose amounts represent credit risk at September 30, 2004 and December 31, 2003, was as follows:

	2004	2003
	(In thousands)
Commitments to extend credit:
Fixed rates	$12,465	$11,541
Variable rates	532,402	243,825
Unused lines of credit:
Commercial	114,606	80,008
Credit cards and other	137,751	94,259
Commercial letters of credit	36,854	12,287
Commitments to purchase mortgage loans	25,000	200,000

Total	$859,078	$641,920

Such commitments will be funded in the normal course of business from the Company’s principal sources of funds. At September 30, 2004, the Company had $2.75 billion in deposits that mature during the following twelve months. The Company anticipates retaining such deposits. The Company also has on-going commitments to repay borrowings, fund maturing certificates of deposit and meet obligations under long-term operating leases for certain branches. No material changes are anticipated in regards to such commitments.

Derivative financial instruments - The Company maintains an overall interest rate risk management strategy that may incorporate the use of derivative instruments to reduce unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy may also involve modifying the re-pricing characteristics of certain liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps and options. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative, is reflected on the Company’s statements of financial condition as derivative assets and derivative liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

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

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of September 30, 2004 and December 31, 2003, was as follows:

	Notional Amount
Type of Contract	2004	2003
	(In thousands)
Hedging activities:
Fair value hedge:
Interest rate swaps used to hedge fixed rate certificates of deposit	$832,793	$636,818

Derivatives not designated as hedge:
Interest rate swaps (unmatched portion)	$9,207	$3,182
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	112,195	85,811
Purchased options used to manage exposure to the stock market on stock indexed deposits	77,750	50,343

Total	$235,481	$175,665

At September 30, 2004, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $10.5 million, which was recorded as “Other Liabilities”, before right to offset effect, and as a decrease to the hedged “Deposits” of $10.3 million and as an increase in “Other Assets” of $194,000 in the accompanying consolidated statements of financial condition. At December 31, 2003, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $12.2 million, which was recorded as “Other Liabilities”, before right to offset effect, and as a decrease to the hedged “Deposits” in the accompanying consolidated statements of financial condition. An offsetting effect of $2.6 million and $2.8 million was recorded at September 30, 2004 and at December 31, 2003, respectively, as a decrease in “Other Assets” and “Other Liabilities” in the accompanying consolidated statements of financial condition.

At September 30, 2004, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $3.1 million and was recorded as part of “Other Assets” of $7.8 million, as part of “Deposits” of $10.8 million and as part of “Other Liabilities” of $183,000, in the accompanying September 30, 2004, consolidated statement of financial condition.

At December 31, 2003, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $4.5 million and was recorded as part of “Other Assets” $2.8 million, as part of “Deposits” $7.2 million and as part of “Other Liabilities” $99,000, in the accompanying December 31, 2003, consolidated statement of financial condition.

A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at September 30, 2004 and December 31, 2003, follows:

	2004	2003
	(In thousands)
Pay floating/receive fixed:
Notional amount	$842,000	$640,000
Weighted average receive rate at period end	4.21%	4.85%
Weighted average pay rate at period end	1.81%	1.28%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .45% to plus .36%	100%	100%

The changes in notional amount of swaps during the nine months ended September 30, 2004, follows:

(In thousands)
Balance at December 31, 2003	$676,329
New swaps	320,500
Called and matured swaps	(118,500)

Balance at September 30, 2004	$878,329

During the nine months ended September 30, 2004, various counterparties of swap agreements exercised their option to cancel their swaps, and consequently, the Company immediately exercised its option to call the hedged certificates of deposit. No gains or losses resulted from the above cancellations.

At September 30, 2004, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options
	(In thousands)
2004	$—	$—	$—
2005	165,000	—	—
2006	61,329	37,060	1,623
2007	7,500	26,664	27,150
2008	—	21,184	21,571
Thereafter	644,500	27,287	27,406

Total	$878,329	$112,195	$77,750

10. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 9,639,000 shares (as adjusted for stock splits and stock dividend) of common stock can be granted. Also, options for up to 9,639,000 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan, can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. At September 30, 2004, the Company only had outstanding 4,648,000 options (as adjusted) under the 1999 Qualified Option Plan. These options were granted to various executive officers and employees, which become fully exercisable after five years following the grant date. No options were granted during the nine month periods ended September 30, 2004 and 2003. During the nine month period ended September 30, 2004, three of the Company’s executive officers exercised 215,000 options under the Company’s 1999 Qualified Option Plan at an exercise price of $4.36 (169,000 options) and $5.12 (46,000 options), respectively. During the nine month period ended September 30, 2003, no options were exercised. No options were forfeited during the nine month periods ended September 30, 2004 and 2003.

The Company has only three exercise prices for options granted, all of them granted at three different dates. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at September 30, 2004:

	Outstanding		Exercisable
		Weighted
		Average
		Remaining
	Number of	Contract Life	Number of
Exercise Price (1)	Options (1)	(Years)	Options (1)
$ 4.36	4,334,000	5.37	3,004,000
5.12	126,000	6.63	76,000
10.36	188,000	7.81	75,000

Total	4,648,000		3,155,000

(1)	As adjusted for stock splits and stock dividend.

Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost to be recognized in future years is the same that would have been recognized if the recognition provisions of FASB No. 123 had been applied from its original effective date. Results prior to 2003 were not restated. Compensation expense of stock options granted to employees for the three month periods ended September 30, 2004 and 2003, was a charge of $225,000 and $265,000, respectively, and for the nine month periods ended September 30, 2004 and 2003, was a charge of $752,000 and $795,000, respectively.

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

Westernbank Puerto Rico’s traditional banking operations consist of Westernbank’s retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Consumer loans include loans such as personal, collateralized personal loans, credit cards, and small loans. Commercial products consist of commercial loans including commercial real estate, unsecured commercial and construction loans.

Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of September 30, 2004 and December 31, 2003, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and loans. Loans outstanding at September 30, 2004 and December 31, 2003, amounted to $111,813,000 and $73,581,000, respectively.

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

	As of and for the nine months ended
	September 30, 2004
			Total major	Other
	Puerto Rico	International	segments	segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$56,245	$—	$56,245	$—	$—	$56,245
Commercial loans	107,082	3,567	110,649	—	—	110,649
Asset-based loans	—	—	—	30,348	—	30,348
Mortgage loans	35,467	—	35,467	—	—	35,467
Treasury and investment activities	119,036	75,046	194,082	1,700	(1,523)	194,259

Total interest income	317,830	78,613	396,443	32,048	(1,523)	426,968
Interest expense	158,464	35,556	194,020	11,656	(1,523)	204,153

Net interest income	159,366	43,057	202,423	20,392	—	222,815

Provision for loan losses	(23,993)	—	(23,993)	(6,148)	—	(30,141)

Other income, net:
Service charges on deposit accounts	5,974	—	5,974	—	—	5,974
Other fees and commissions	11,072	78	11,150	170	(170)	11,150
Trust account fees	—	—	—	711	—	711
Insurance commission fees	—	—	—	1,483	(7)	1,476
Asset-based lending related fees	—	—	—	2,096	—	2,096
Other	879	—	879	—	—	879

Total other income	17,925	78	18,003	4,460	(177)	22,286

Equity in income (loss) of subsidiaries	(426)	—	(426)	127,297	(126,871)	—

Total net interest income and other income	$152,872	$43,135	$196,007	$146,001	$(127,048)	$214,960

Total assets as of September 30, 2004	$11,355,825	$2,664,336	$14,020,161	$1,385,535	$(1,926,838)	$13,478,858

	Three months ended
	September 30, 2004
			Total major	Other
	Puerto Rico	International	segments	segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$18,497	$—	$18,497	$—	$—	$18,497
Commercial loans	39,854	1,287	41,141	—	—	41,141
Asset-based loans	—	—	—	10,992	—	10,992
Mortgage loans	12,014	—	12,014	—	—	12,014
Treasury and investment activities	43,897	24,945	68,842	601	(542)	68,901

Total interest income	114,262	26,232	140,494	11,593	(542)	151,545
Interest expense	58,223	12,646	70,869	4,172	(542)	74,499

Net interest income	56,039	13,586	69,625	7,421	—	77,046

Provision for loan losses	(8,009)	—	(8,009)	(2,370)	—	(10,379)

Other income (loss), net:
Service charges on deposit accounts	2,054	—	2,054	—	—	2,054
Other fees and commissions	3,785	33	3,818	57	(57)	3,818
Trust account fees	—	—	—	240	—	240
Insurance commission fees	—	—	—	692	(3)	689
Asset-based lending related fees	—	—	—	730	—	730
Other	842	—	842	—	—	842

Total other income	6,681	33	6,714	1,719	(60)	8,373

Equity in income (loss) of subsidiaries	(76)	—	(76)	44,723	(44,647)	—

Total net interest income and other income	$54,635	$13,619	$68,254	$51,493	$(44,707)	$75,040

	As of and for the nine months ended
	September 30, 2003
			Total major	Other
	Puerto Rico	International	segments	segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$55,381	$—	$55,381	$—	$—	$55,381
Commercial loans	86,057	3,245	89,302	—	—	89,302
Asset-based loans	—	—		23,725	—	23,725
Mortgage loans	34,815	—	34,815	—	—	34,815
Treasury and investment activities	62,154	64,286	126,440	1,865	(1,237)	127,068

Total interest income	238,407	67,531	305,938	25,590	(1,237)	330,291
Interest expense	124,288	31,892	156,180	7,321	(1,237)	162,264

Net interest income	114,119	35,639	149,758	18,269	—	168,027

Provision for loan losses	(17,979)	—	(17,979)	(2,739)	—	(20,718)

Other income (loss), net:
Service charges on deposit accounts	5,284	—	5,284	—	—	5,284
Other fees and commissions	10,477	402	10,879	165	(165)	10,879
Trust account fees	—	—	—	590	—	590
Insurance commission fees	—	—	—	1,609	—	1,609
Asset-based lending related fees	—	—	—	2,235	—	2,235
Other	(21,138)	—	(21,138)	—	—	(21,138)

Total other income (loss), net	(5,377)	402	(4,975)	4,599	(165)	(541)

Equity in income of subsidiaries	610	—	610	76,167	(76,777)	—

Total net interest income and other income (loss), net	$91,373	$36,041	$127,414	$96,296	$(76,942)	$146,768

Total assets as of September 30, 2003	$8,501,963	$2,797,569	$11,299,532	$1,185,161	$(1,671,630)	$10,813,063

	Three months ended
	September 30, 2003
			Total major	Other
	Puerto Rico	International	segments	segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$18,858	$—	$18,858	$—	$—	$18,858
Commercial loans	30,877	1,359	32,236	—	—	32,236
Asset-based loans	—	—	—	9,311	—	9,311
Mortgage loans	11,164	—	11,164	—	—	11,164
Treasury and investment activities	21,270	23,417	44,687	627	(448)	44,866

Total interest income	82,169	24,776	106,945	9,938	(448)	116,435
Interest expense	40,713	11,289	52,002	2,768	(448)	54,322

Net interest income	41,456	13,487	54,943	7,170	—	62,113

Provision for loan losses	(7,264)	—	(7,264)	(629)	—	(7,893)

Other income (loss), net:
Service charges on deposit accounts	1,792	—	1,792	—	—	1,792
Other fees and commissions	3,801	307	4,108	55	(55)	4,108
Trust account fees	—	—	—	252	—	252
Insurance commission fees	—	—	—	722	—	722
Asset-based lending related fees	—	—	—	632	—	632
Other	(33)	—	(33)	—	—	(33)

Total other income, net	5,560	307	5,867	1,661	(55)	7,473

Equity in income of subsidiaries	(110)	—	(110)	35,040	(34,930)	—

Total net interest income and other income (loss), net	$39,642	$13,794	$53,436	$43,242	$(34,985)	$61,693

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I — Item 2

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, will include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. In general, the word or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements”. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Some of the important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include:

•	general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations;

•	the Company’s ability to manage its credit risk and control its operating expense, increase earning assets and non-interest income, and maintain its net interest margin; and

•	the level of demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.

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

Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at September 30, 2004 and December 31, 2003, and for the three and nine month periods ended September 30, 2004 and 2003, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

At September 30, 2004, the Company had total assets of $13.48 billion, a loan portfolio-net of $5.72 billion, an investment portfolio, excluding short-term money market instruments, of $6.63 billion, deposits of $6.23 billion, borrowings of $6.26 billion and stockholders’ equity of $918.8 million.

Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at September 30, 2004. Westernbank operates through 52 bank branches, including 19 Expresso of Westernbank branches, located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a website on the Internet. Westernbank operates through four divisions: Westernbank International Division, which is an International Banking Entity (IBE) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which activities consist of commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at September 30, 2004 and December 31, 2003, and for the three and nine month periods ended September 30, 2004 and 2003, were not significant.

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

The Company continues to emphasize on growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan and investment securities portfolios. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed-rate residential mortgage loans to assets with shorter maturities and greater repricing flexibility. As of September 30, 2004, commercial loans were $3.69 billion or 64.60% (79.92% collateralized by real estate) and consumer loans were $867.0 million or 15.17% (62.51% collateralized by real estate) of the $5.72 billion loan portfolio-net. Investment securities, excluding short-term money market instruments, totaled $6.63 billion at September 30, 2004. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 82% of its loans collateralized by real estate as of September 30, 2004.

The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. We have opened 12 branches in the San Juan metropolitan area since 1998, including seven Expresso of Westernbank branches in July 2002. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza; a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage. On October 22, 2004, Westernbank opened its most advanced banking branch in the historic city of Old San Juan, Puerto Rico.

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

The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of Westernbank’s division known as Westernbank International. Other operations of the Company, not reportable in either segment, include Westernbank Business Credit Division; Westernbank Trust Division; SRG Net, Inc.; Westernbank Insurance Corp.; Westernbank World Plaza, Inc.; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly owned subsidiaries.

The traditional banking operations of Westernbank Puerto Rico include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Consumer loans include loans such as personal, collateralized personal loans, credit cards, and small loans. Commercial products consist of commercial loans including commercial real estate, unsecured commercial and construction loans.

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

The Company’s principal source of earnings is its net interest income. This is the difference between interest income on loans and invested assets (“interest-earning assets”) and its interest expense on deposits and borrowings, including federal funds purchased, repurchase agreements and advances from the FHLB (“interest-bearing liabilities”). Loan origination and commitment fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments, service charges, fees and other income, also affect income. In addition, the Company’s net income is affected by the level of its non-interest expenses, such as salaries, employees’ benefits, occupancy costs, other operating expenses and income taxes.

The main objective of the Company’s Asset and Liability Management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. As further discussed in Item 3: “Quantitative and Qualitative Disclosures About Market Risk”, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities. Therefore, management has followed a conservative practice geared towards the preservation of capital with adequate returns. The Company’s Investment Committee, which includes members of the Board of Directors and senior management, is responsible for the asset-liability oversight. The Investment Department is responsible for implementing the policies established by the Investment Committee.

The policies established and practices followed are intended to retain depositors’ confidence, obtain a favorable match between the maturity of its interest-earning assets and its interest-bearing liabilities, and enhance the stockholders’ investment in the Company.

The Company’s asset growth during the three and nine month periods ended September 30, 2004, was mainly driven by increases in the loan and investment portfolios, primarily in the commercial real estate and other commercial loan portfolios, and in the investment securities held to maturity portfolio, primarily in tax-exempt securities guaranteed by the United States Government. Also, the Company has continued effective management of interest rate risk and a tight control of operating expenses. The efficiency ratio for the three and nine month periods ended September 30, 2004, was 29.92% and 30.38%, respectively. Net income for the three and nine months ended September 30, 2004, increased to $44.2 million or $0.35 earnings per basic common share $0.34 on a diluted basis) and to $125.8 million or $0.99 earnings per basic common share ($0.95 on a diluted basis), respectively, up 27.73% and 67.30% when compared to $34.6 million or $0.27 earnings per basic common share ($0.26 on a diluted basis) (as adjusted) and $75.2 million or $0.58 earnings per basic common share ($0.56 on a diluted basis) (as adjusted), for the three and nine months ended September 30, 2003, respectively. The increase of $9.6 million in net income for the three month period ended September 30, 2004, when compared to the respective period in 2003, was mainly due to an increase of $14.9 million or 24.04% in the net interest income. The increase of $50.6 million in net income for the nine month period ended September 30, 2004, was mainly due to an increase of $54.8 million or 32.61% in the net interest income and the net loss of $22.7 million ($17.0 million net of tax) resulting from the valuation and disposition of the Company’s investment in CBO’s and CLO’s during the nine month period ended September 30, 2003 (See Note 4 – Investment Securities – Notes to consolidated financial statements (unaudited)). Excluding this $22.7 million net loss ($17.0 million net of tax) for a more meaningful comparison against the nine months ended September 30, 2004, net income for the same period in 2003 would have been $92.2 million, which when compared to the net income of $125.8 million for the nine months ended September 30, 2004, represents an increase of $33.6 million or 36.44% over the adjusted comparable period of 2003.

The increase in net interest income was the result of higher average balances in interest-earning assets, partially offset by higher average balances in interest-bearing liabilities and a reduction in our net interest margin. The increase in net interest income was partially offset by increases in the provision for loan losses and in operating expenses. Net income attributable to common stockholders for the three and nine month periods ended September 30, 2004, increased to $37.5 million and $105.5 million, respectively, up 31.76% and 74.68% when compared to $28.5 million and $60.4 million for the same periods in 2003. The Company’s profitability ratios for the three and nine month periods ended September 30, 2004, represented returns on assets (ROA) of 1.33% and 1.34%, respectively, and returns on common stockholders’ equity (ROCE) of 28.81% and 28.67%, respectively, compared with a ROA of 1.36% and 1.05% and a ROCE of 28.69% and 20.95% for the same periods in 2003. The ratios for the comparable nine month period ended September 30, 2003, were affected by the Company’s net loss on its CBO’s and CLO’s investment portfolio, as previously discussed.

Different components that impacted the Company’s performance are discussed in more detail in the following pages.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the main source of earnings of the Company. As further discussed in the Item 3: “Quantitative and Qualitative Disclosures of Market Risk”, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities.

Net interest income increased $14.9 million or 24.04% for the three months ended September 30, 2004, and $54.8 million or 32.61% for the nine months ended September 30, 2004, when compared to the corresponding 2003 periods. The increase for the three and nine months ended September 30, 2004, was the result of increases in the average balance of interest-earning assets although at lower yields than the comparable prior year periods, partially offset by increases in the average balance of interest-bearing liabilities.

Average interest-earning assets increased from $9.48 billion for the three months ended September 30, 2003, to $12.75 billion for the three months ended September 30, 2004, an increase of $3.26 billion or 34.42%. For the nine-month period, average interest-earning assets increased from $8.86 billion in 2003, to $12.09 billion in 2004, an increase of $3.22 billion or 36.33%. The increase in average interest-earning assets is mainly related to a rise in the average loan portfolio, the higher yielding category of interest-earning assets of $1.18 billion and $1.09 billion for the three and nine month periods ended September 30, 2004, respectively, due primarily to an increase in the commercial real estate loan and other commercial loan portfolios, and the increases of $2.08 billion and $2.13 billion, respectively, in the average investment portfolio, mainly in tax-exempt securities, such as U.S. Government and agencies obligations. Average yields on interest-earning assets decreased from 4.87% and 4.98% for the three and nine months ended September 30, 2003, respectively, to 4.73% and 4.72% for the same periods in 2004. The decrease in the average yield was mainly due to a lower average yield earned on the loans portfolio, primarily due to a higher volume of commercial real estate loans and other commercial loans with floating rates. The decrease in the average yield earned on the loans portfolio was partially offset by higher reinvestment rates on matured and called securities. Reinvestment rates for new securities were higher, when compared to the prior year periods, as the U.S. Treasury yield curve initially steepened ahead of the reaction by the Federal Reserve who started to increase interest rates in the second week of August 2004. As a result of this lagging factor, yields earned on floating rate loans were not adjusted as fast as on investment securities since the Prime Rate (an index used by the Bank to re-price most of its loans) was raised at a slower pace following the Federal Reserve action. For the quarter ended September 30, 2004, the overall cost of rates paid increased 4 basis points, from 2.43% to 2.47%, while for the nine month period ended September 30, 2004; the overall cost of rates paid decreased 21 basis points, from 2.61% to 2.40%. The increase on the overall cost of rates paid for the quarter ended September 30, 2004, was primarily due to an increase of 15 basis points on the average interest rate paid on deposits, from 2.27% at September 30, 2003, to 2.42% at September 30, 2004, partially offset by lower cost of rates in borrowings. The cost of rates for deposits adjusted immediately as the LIBOR rate (an index used by the Bank to re-price its deposits) increased by market conditions following the change in the U.S. Treasury yield curve. The decrease in the nine month period ended September 30, 2004, to the comparable 2003 period is attributable to a lower cost of deposits and borrowing during most of the period, compared to the 2003 period.

The increase in the average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities. Average interest-bearing liabilities increased from $8.87 billion for the three months ended September 30, 2003, to $11.98 billion for the three months ended September 30, 2004, an increase of $3.11 billion or 35.11%. For the nine-month period, average interest-bearing liabilities increased from $8.32 billion in 2003, to $11.37 billion in 2004, an increase of $3.05 billion or 36.68%. The increase in average interest-bearing liabilities for the three and nine months ended September 30, 2004, was mainly related to an increase in the average balance of federal funds purchased and repurchase agreements which grew from $3.84 billion and $3.53 billion for the three and nine month periods ended September 30, 2003, respectively, to $5.74 billion and $5.43 billion for the three and nine month periods ended September 30, 2004, respectively, an increase of $1.91 billion for both periods or 49.73% and 54.12%, respectively. The average balance of deposits also grew from $4.89 billion for the three month period ended September 30, 2003, to $6.05 billion for the same period in 2004, an increase of $1.16 billion or 23.68%. For the nine month period ended September 30, 2004, the average balance of deposits grew from $4.66 billion in 2003, to $5.79 billion in 2004, an increase of $1.14 billion or 24.39%.

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

	Three months ended September 30,
	2004			2003
	Interest	Average Balance (1)	Average Yield/Rate	Interest	Average Balance (1)	Average Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$82,645	$5,565,089	5.91%	$71,568	$4,383,246	6.48%
Investment securities (3)	55,159	5,618,796	3.91%	31,607	3,328,556	3.77%
Mortgage and asset- backed securities (4)	9,162	910,848	4.00%	11,489	1,196,542	3.81%
Money market instruments	4,579	651,355	2.80%	1,771	573,853	1.22%

Total	151,545	12,746,088	4.73%	116,435	9,482,197	4.87%

Interest-bearing liabilities:
Deposits	36,858	6,046,809	2.42%	27,941	4,889,213	2.27%
Federal funds purchased and repurchase agreements	35,874	5,743,827	2.48%	24,866	3,836,165	2.57%
Advances from FHLB	1,767	187,747	3.74%	1,515	140,524	4.28%

Total	74,499	11,978,383	2.47%	54,322	8,865,902	2.43%

Net interest income	$77,046			$62,113

Interest rate spread			2.26%			2.44%

Net interest-earning assets		$767,705			$616,295

Net yield on interest-earning assets (5)			2.40%			2.60%

Interest-earning assets to interest-bearing liabilities ratio		106.41%			106.95%

Tax equivalent spread:
Interest-earning assets	$151,545	$12,746,088	4.73%	$116,435	$9,482,197	4.87%
Tax equivalent adjustment	13,907	—	0.43%	10,347	—	0.43%

Interest-earning assets - tax equivalent	165,452	12,746,088	5.16%	126,782	9,482,197	5.30%
Interest-bearing liabilities	74,499	11,978,383	2.47%	54,322	8,865,902	2.43%

Net interest income	$90,953			$72,460

Interest rate spread			2.69%			2.87%

Net yield on interest-earning assets (5)			2.84%			3.03%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loan fees amounted to $3.1 million and $2.5 million for the three-month periods ended September 30, 2004 and 2003, respectively.

(3)	Includes trading securities and investments available for sale.

(4)	Includes mortgage-backed securities available for sale and for trading.

(5)	Annualized net interest income divided by average interest-earning assets.

	Nine months ended September 30,
	2004			2003
	Interest	Average Balance (1)	Average Yield/Rate	Interest	Average Balance (1)	Average Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$232,710	$5,237,517	5.93%	$203,222	$4,150,723	6.55%
Investment securities (3)	153,542	5,206,047	3.94%	89,327	3,221,270	3.71%
Mortgage and asset- backed securities (4)	28,660	961,326	3.98%	29,137	966,352	4.03%
Money market instruments	12,056	680,406	2.37%	8,605	526,511	2.19%

Total	426,968	12,085,296	4.72%	330,291	8,864,856	4.98%

Interest-bearing liabilities:
Deposits	102,282	5,791,741	2.36%	85,985	4,656,115	2.47%
Federal funds purchased and repurchase agreements	97,250	5,433,281	2.39%	71,612	3,525,405	2.72%
Advances from FHLB	4,621	148,547	4.16%	4,525	135,087	4.48%
Other borrowings	—	—	—	142	4,945	3.84%

Total	204,153	11,373,569	2.40%	162,264	8,321,552	2.61%

Net interest income	$222,815			$168,027

Interest rate spread			2.32%			2.37%

Net interest-earning assets		$711,727			$543,304

Net yield on interest-earning assets (5)			2.46%			2.53%

Interest-earning assets to interest-bearing liabilities ratio		106.26%			106.53%

Tax equivalent spread:
Interest-earning assets	$426,968	$12,085,296	4.72%	$330,291	$8,864,856	4.98%
Tax equivalent adjustment	39,893	—	0.44%	22,753	—	0.34%

Interest-earning assets - tax equivalent	466,861	12,085,296	5.16%	353,044	8,864,856	5.32%
Interest-bearing liabilities	204,153	11,373,569	2.40%	162,264	8,321,552	2.61%

Net interest income	$262,708			$190,780

Interest rate spread			2.76%			2.71%

Net yield on interest-earning assets (5)			2.90%			2.88%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loan fees amounted to $8.3 million and $6.2 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

(3)	Includes trading securities and investments available for sale.

(4)	Includes mortgage-backed securities available for sale and for trading.

(5)	Annualized net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the changes in interest rates.

	Three months ended September 30,			Nine months ended September 30,
	2004 vs. 2003			2004 vs. 2003
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$16,441	$(5,364)	$11,077	$45,824	$(16,336)	$29,488
Investment securities (1)	22,361	1,191	23,552	58,294	5,921	64,215
Mortgage and asset-backed securities (2)	(2,951)	624	(2,327)	(143)	(334)	(477)
Money market instruments	202	2,606	2,808	2,817	634	3,451

Total increase (decrease) in interest income	36,053	(943)	35,110	106,792	(10,115)	96,677

Interest expense:
Deposits	6,893	2,024	8,917	19,943	(3,646)	16,297
Federal funds purchased and repurchase agreements	11,811	(803)	11,008	32,916	(7,278)	25,638
Advances from FHLB	401	(149)	252	348	(252)	96
Other borrowings	—	—	—	(142)	—	(142)

Total increase (decrease) in interest expense	19,105	1,072	20,177	53,065	(11,176)	41,889

Increase (decrease) in net interest income	$16,948	$(2,015)	$14,933	$53,727	$1,061	$54,788

(1)	Includes trading securities and investments available for sale.

(2)	Includes mortgage-backed securities available for sale and for trading.

Provision For Loan Losses

The provision for loan losses amounted to $10.4 million for the quarter ended September 30, 2004, up from $7.9 million for the same period in the previous year, an increase of $2.5 million or 31.50%. Net charge-offs during the quarter ended September 30, 2004, amounted to $6.2 million, which when subtracted from the provision for loan losses of $10.4 million, resulted in a net increase in the allowance for loan losses of $4.2 million. For the quarter ended September 30, 2003, net charge-offs amounted to $3.8 million, which when subtracted from the provision for loan losses of $7.9 million, resulted in a net increase in the allowance for loan losses of $4.1 million. For the nine month periods ended September 30, 2004 and 2003, net charge-offs amounted to $15.2 million and $8.7 million, respectively, which when subtracted from the provision for loan losses of $30.1 million in 2004 and $20.7 million in 2003, resulted in a net increase in the allowance for loan losses of $15.0 million and $12.0 million for the nine months ended September 30, 2004 and 2003, respectively.

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

The allowance for possible loan losses amounted to $76.6 million as of September 30, 2004, and $61.6 million as of December 31, 2003. The increase in the allowance for loan losses is attributable to the overall growth in the Company’s loans portfolio, particularly those of its commercial real estate loans portfolio and the loans portfolio of its asset-based lending division, Westernbank Business Credit, and to cover the write-off experience of the loan portfolio of the Expresso of Westernbank. The commercial real estate loans portfolio grew to $3.0 billion at September 30, 2004, an increase of $690.0 million or 30.51%, when compared to December 31, 2003. On a year to year basis, the commercial real estate loans portfolio grew $807.1 million or 37.64%, from $2.15 billion at September 30, 2003. Westernbank Business Credit loans portfolio grew to $795.5 million at September 30, 2004, an increase of $156.9 million or 24.58%, when compared to December 31, 2003, or an increase of $146.9 million or 22.64%, when compared to September 30, 2003. The Expresso of Westernbank loans portfolio decreased from $150.4 million at December 31, 2003, to $144.6 million at September 30, 2004, a decrease of $5.7 million or 3.81%. On a year to year basis, the Expresso of Westernbank loans portfolio also decreased by $5.7 million or 3.80%, from $150.3 million at September 30, 2003. The decrease in the Expresso of Westernbank loans portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division’s loans portfolio matures and the average yield continues to increase. The provision for loan losses for Westernbank Business Credit and Expresso of Westernbank divisions amounted to $2.4 million and $2.9 million, for the quarter ended September 30, 2004, respectively, and $6.1 million and $11.7 million, for the nine months ended September 30, 2004, respectively, contributing to the increase in the allowance for loan losses when compared to the same periods in 2003.

Non-performing loans stand at $38.7 million or 0.67% (less than 1%) of Westernbank’s loans portfolio at September 30, 2004, relatively stable when compared to 0.66% reported at December 31, 2003. In absolute amounts, non-performing loans increased by $7.5 million, from $31.2 million at December 31, 2003. The increase in non-performing loans primarily comes from the Company’s commercial and regular consumer loan portfolios. Non-performing loans on the commercial loan portfolio increased by $4.0 million, when compared to December 31, 2003. This increase is mostly attributed to two commercial loans with principal balances of $1.5 million and $1.1 million, and two other loans with outstanding principal balances below $1.0 million, all of which are collateralized by real estate properties. At September 30, 2004, only two of these loans with principal balances of $1.1 million and $979,000, had a specific valuation allowance of $277,000 and $235,000, respectively. At September 30, 2004, the allowance for possible loan losses was 197.84% of total non-performing loans (reserve coverage), compared to the 197.17% reported at December 31, 2003. Moreover, of the total allowance of $76.6 million, $9.3 million is for our specific allowance and the remaining $67.3 million is for our general allowance.

Net loans charge-off in the third quarter of 2004 were $6.2 million or 0.44% (annualized) of average loans, compared to $3.8 million or 0.35% of average loans for the same period in 2003, an increase of $2.4 million. For the nine month period ended September 30, 2004, net charge-offs amounted to $15.2 million or 0.38% (annualized) of average loans, an increase of $6.5 million, when compared to $8.7 million or 0.28% (annualized) of average loans in 2003. Both increases were primarily due to loans charged-off in the ordinary course of business, mainly in our consumer loan portfolio. The increase in consumer loans charged-off for the quarter and nine month periods ended September 30, 2004, was principally due to loans charged-off by the Expresso of Westernbank division, which amounted to $3.2 million and $9.9 million, respectively, for the three and nine month periods ended September 30, 2004. The delinquency ratio of the Expresso of Westernbank division portfolio at September 30, 2004, was 2.60% for the categories of 60 days and over. This ratio is slightly above management’s estimate and accordingly, management is emphasizing an increase in the overall yield charged on such loans, continuously revising its underwriting policies, as well as increasing the level of collateralized loans, to compensate for such higher delinquency. The loan portfolio of Expresso of Westernbank collateralized by real estate at September 30, 2004, accounts for 12.07% of the outstanding balance.

Noninterest Income (Loss)

Noninterest income (loss) increased $900,000 for the three month period ended September 30, 2004, when compared to the same period in 2003. This increase was the result of an increase of $573,000 on the net gain (loss) on sales and valuation of loans, securities and other assets and an increase of $303,000 in the gain (loss) on derivative instruments. The increase on the net gain (loss) on sales and valuation of loans, securities and other assets was primarily due to a realized gain of $525,000 on an investment security, while the increase in the unrealized gain (loss) on derivative instruments relate to changes in the valuation of these instruments. Service charges on deposit accounts and other fees and commissions increased slightly by $24,000, when compared to same quarter in year 2003.

For the nine months ended September 30, 2004, noninterest income (loss) increased $22.8 million, when compared to the same period in 2003. The increase was mainly due to the net loss of $22.7 million recorded during the same period in 2003, relating to our investment in CBO’s and CLO’s, and included in loss on sales and valuation of loans, securities and other assets, as previously reported. Service charges on deposit accounts and other fees and commissions increased by $810,000, when compared to the nine months ended September 30, 2003.

Noninterest Expenses

Total noninterest expenses increased $3.4 million or 15.71% for the three-month period ended September 30, 2004, and $13.4 million or 21.96% for the nine months ended September 30, 2004, when compared to the corresponding periods in 2003. Salaries and employees’ benefits, which is the largest component of total noninterest expenses, increased $1.4 million or 17.35% for the third quarter of year 2004, and $3.0 million or 12.25% for the nine months ended September 30, 2004, as compared to the corresponding periods in 2003. Such increases are attributed to the continued expansion of the Company, including increases in personnel, normal salary increases and related employees’ benefits, principally attributed to our continued expansion in the San Juan Metropolitan area. At September 30, 2004, the Company had 1,141 full-time employees, including its executive officers, an increase of 70 employees or 6.54%, since September 30, 2003.

Advertising expense increased by $1.1 million or 53.39% for the three months ended September 30, 2004, and $3.9 million or 78.51% for the nine months ended September 30, 2004, when compared to the same periods in 2003. These increases are principally due to various radio, newspaper and television campaigns promoting Westernbank’s institutional image and positioning the Company for its strategy in the San Juan Metropolitan area, as well as 2004 promotional campaigns for several Westernbank’s products.

Noninterest expenses, other than salaries and employees’ benefits, and advertising discussed above, increased $947,000 or 8.14% for the third quarter of 2004, and $6.4 million or 20.64% for the nine months ended September 30, 2004, resulting primarily from costs associated with the Company’s growth and expansion.

Even though such increases in noninterest expenses, the Company maintained noninterest expenses at adequate levels, and achieved an efficiency ratio of 29.92% for the third quarter of year 2004, and 30.38% for the nine months ended September 30, 2004, well below management’s long term target of 40% to 42%.

Provision for Income Taxes

Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%. The current provision for Puerto Rico income taxes for the three and nine month periods ended September 30, 2004, amounted to $6.3 million and $19.9 million, respectively, compared to $6.7 million and $20.4 million in the same periods of 2003. The increases in the income before the provision for income taxes mainly resulted from an increase in the Company’s exempt interest income derived from a significant investment in tax exempt securities, primarily in U.S. Government and Agencies Obligations (See Note 8- Income Taxes- Notes to consolidated financial statements (unaudited). Also, activities relating to the Westernbank International division are exempt for income tax purposes. The deferred income tax credit decreased in 2004, as compared to 2003, since the Company recorded a capital loss carryforward on the liquidation of the Company’s CBO’s and CLO’s portfolio in 2003 which is available to offset capital gains in future years. Deferred income taxes reflect the impact of credit and capital losses carryforwards and “temporary differences” between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Therefore, the Company’s effective tax rate is substantially below the statutory rate.

Net Income

Net income increased $9.6 million or 27.73%, and $50.6 million or 67.30% for the three and nine month periods ended September 30, 2004, when compared to the same periods in 2003. The increase for the three and nine month periods ended September 30, 2004, primarily resulted from an increase in net interest income, which was partially offset by increases in total operating expenses and in the provision for loan losses. The net income of $75.2 million for the nine months ended September 30, 2003, was affected by a net loss of $22.7 million ($17.0 million net of tax) on valuation and disposition of the Company’s investment in CBO’s and CLO’s. Excluding this $22.7 million net loss ($17.0 million net of tax), for a more meaningful comparison against the nine months ended September 30, 2004 results, net income for the same period in 2003 would have been $92.2 million, which when compared to the net income of $125.8 million for the nine months ended September 30, 2004, represents an increase of $33.6 million or 36.44% over the adjusted comparable period of 2003.

FINANCIAL CONDITION

The Company had total assets of $13.48 billion as of September 30, 2004, compared to $11.52 billion as of December 31, 2003, an increase of $1.96 billion or 17.01%. Loans receivable-net, grew by $1.03 billion or 22.08%, resulting from the Company’s continued strategy of growing its loans portfolio through commercial real estate, asset-based and other commercial lending, as well as its consumer loans portfolio. The investment portfolio, excluding short-term money market instruments, increased $846.5 million or 14.65%, from $5.78 billion as of December 31, 2003, to $6.63 billion as of September 30, 2004. As of September 30, 2004, total liabilities amounted to $12.56 billion, an increase of $1.87 billion or 17.48%, when compared to $10.69 billion as of December 31, 2003. Deposits increased $847.1 million or 15.73%, from $5.39 billion as of December 31, 2003, to $6.23 billion as of September 30, 2004. Federal funds purchased and repurchase agreements grew by $965.7 million or 19.14%, from $5.05 billion as of December 31, 2003, to $6.01 billion as of September 30, 2004.

Loans

Loans receivable-net were $5.72 billion or 42.41% of total assets at September 30, 2004, an increase of $1.03 billion or 22.08%, when compared to $4.83 billion at December 31, 2003.

The Company continues to focus on growing its commercial loans portfolio through commercial real estate, asset-based lending and other commercial loans. As a result, the portfolio of real estate loans secured by first mortgages increased from $3.36 billion as of December 31, 2003, to $4.18 billion as of September 30, 2004, an increase of $826.9 million or 24.62%. Commercial real estate loans secured by first mortgages were $2.95 billion as of September 30, 2004, an increase of $690.0 million or 30.51%, from $2.26 billion at December 31, 2003. Consumer loans (including credit cards, loans on deposits and other loans) and commercial loans (principally collateralized by other than real estate) increased from $1.39 billion as of December 31, 2003, to $1.61 billion as of September 30, 2004, an increase of $221.9 million or 16.00%.

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

As of September 30, 2004, commercial loans were 64.60% (79.92% collateralized by real estate) and consumer loans were 15.17% (62.51% collateralized by real estate) of the $5.72 billion loan portfolio-net. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 82% of its loans collateralized by real estate as of September 30, 2004. At September 30, 2004, Westernbank Business Credit (asset-based lending) and the Expresso of Westernbank (generally unsecured consumer lending) divisions loan portfolios amounted to $795.5 million and $144.6 million, respectively. At September 30, 2004, the average yield on Westernbank Business Credit division asset-based loans portfolio was 6.26%, while for the Expresso of Westernbank division loans portfolio, the average yield was 19.17%.

The following table sets forth the composition of Westernbank’s loans portfolio, by type of loan at the dates indicated.

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Residential real estate:
Mortgage	$938,637	16.4%	$894,007	19.1%
Construction	294,916	5.2	202,600	4.3
Commercial, industrial and agricultural (1):
Real estate	2,951,446	51.6	2,261,469	48.3
Business and others	741,518	13.0	524,747	11.2
Consumer and others (2)	867,002	15.2	861,903	18.4

Total loans	5,793,519	101.4	4,744,726	101.3
Allowance for loan losses	(76,588)	(1.4)	(61,608)	(1.3)

Loans — net	$5,716,931	100.0%	$4,683,118	100.0%

(1)	Includes $795.5 million and $638.6 million at September 30, 2004 and December 31, 2003, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes $144.6 million and $150.4 million at September 30, 2004 and December 31, 2003, respectively, of the Expresso of Westernbank division outstanding loans.

Residential real estate mortgage loans at September 30, 2004, are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At September 30, 2004, residential mortgage loans included $11.5 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

Westernbank originated $1.34 billion of commercial real estate loans, including asset-based and construction loans, during the nine month period ended September 30, 2004. At September 30, 2004, commercial real estate loans totaled $2.95 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. At September 30, 2004, the Company maintained its status as a secured lender, with approximately 82% of its loans collateralized by real estate.

The portfolio of Consumer and Other loans at September 30, 2004, consisted of consumer loans of $867.0 million, of which $542.0 million are secured by real estate, $295.5 million are unsecured consumer loans (consisting of $128.9 million of the Expresso of Westernbank division loans portfolio, credit card loans of $53.3 million and other consumer loans of $113.3 million) and loans secured by deposits in Westernbank totaling $29.5 million.

The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at September 30, 2004. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

	MATURITIES
			After one year to five years		After five years
				(In thousands)
	Balance outstanding at	One year or	Fixed interest	Variable interest	Fixed interest rates
	September 30, 2004	less	rates	rates	rates	Variable interest
Residential real estate:
Mortgage	$938,637	$8,251	$16,005	$82	$236,058	$678,241
Construction	294,916	152,489	—	142,427	—	—
Commercial, industrial and agricultural:
Real Estate	2,951,446	944,608	315,157	210,818	75,791	1,405,072
Business and other	741,518	532,250	26,187	23,331	28,045	131,705
Consumer and other	867,002	111,234	205,327	—	550,441	—

Total	$5,793,519	$1,748,832	$562,676	$376,658	$890,335	$2,215,018

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

Westernbank’s Senior Credit Committee approval is required for all loans in excess of $5.0 million ($15.0 million in the case of Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans between $1.0 million, to $5.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed by a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $5.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee are also reviewed and ratified by the Board of Directors. All loans in excess of $50.0 million, up to Westernbank’s maximum regulatory amounts, require the approval of the Board of Directors.

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

In addition to its residential loan originations, Westernbank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. During the nine month period ended September 30, 2004, Westernbank purchased $225.1 million of such loans.

Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of September 30, 2004, Westernbank’s commercial loans portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.75% (less than 1%), compared to 0.84% (less than 1%) at December 31, 2003.

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

Westernbank offers the service of VISA ™ and Master Card ™ credit cards. At September 30, 2004, there were approximately 24,764 outstanding accounts, with an aggregate outstanding balance of $53.3 million and unused credit card lines available of $97.3 million.

In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of September 30, 2004, Westernbank’s consumer loans portfolio, including the Expresso of Westernbank loans portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.62%, compared to 0.89% at December 31, 2003. The increase in the delinquency ratio from 2003 to 2004 reflects the delinquencies of the Company’s consumer loans portfolio, primarily collateralized by real estate.

W Holding’s asset quality continues to be strong, as measured by our reserves to total loans, non-performing loans as a percentage of total loans and net charge-offs to average loans. W Holding is essentially a secured lender having 82% of its loan portfolio as of September 30, 2004 secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.82% at September 30, 2004, and 0.84% at September 30, 2003.

Non-performing loans and foreclosed real estate held for sale

When a borrower fails to make a required payment on a loan, Westernbank attempts to cure the deficiency by contacting the borrower. In most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through normal collection procedures, Westernbank will generally institute measures to remedy the default. If a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which Westernbank may acquire the property. In the event that the property is sold at a price insufficient to cover the balance of the loan, the debtor remains liable for the deficiency. Thereafter, if Westernbank acquires the property, such acquired property is appraised and included in the foreclosed real estate held for sale account at the fair value at the date of acquisition. Then, this asset is carried at the lower of fair value less estimated costs to sell or cost until the property is sold.

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

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Commercial, industrial and agricultural loans	$28,187	$24,142
Consumer loans	8,309	4,845
Residential real estate mortgage and construction loans	2,217	2,259

Total non-performing loans	38,713	31,246
Foreclosed real estate held for sale	4,444	4,082

Total non-performing loans and foreclosed real estate held for sale	$43,157	$35,328

Interest that would have been recorded if the loans had not been classified as non-performing	$3,062	$2,500

Interest recorded on non-performing loans	$206	$583

Total non-performing loans as a percentage of loans receivable (1)	0.67%	0.66%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets (2)	0.32%	0.31%

(1)	Computed using end of period loans.

(2)	Computed using end of period assets.

Non-performing loans stand at $38.7 million or 0.67% (less than 1%) of Westernbank’s loan portfolio at September 30, 2004, relatively stable when compared to 0.66% reported at December 31, 2003. In absolute amounts, non-performing loans increased by $7.5 million, from $31.2 million as of December 31, 2003. The increase in non-performing loans primarily comes from the Company’s commercial and consumer loan portfolios. Non-performing loans on the commercial loan portfolio increased by $4.0 million, when compared to December 31, 2003. This increase is mostly attributed to two commercial loans with principal balances of $1.5 million and $1.1 million, and two other loans with outstanding principal balances below $1.0 million, all of which are collateralized by real estate properties. At September 30, 2004, only two of these loans with principal balances of $1.1 million and $979,000, had a specific valuation allowance of $277,000 and $235,000, respectively. Total non-performing loans in the consumer loans portfolio grew by $3.5 million, when compared to December 31, 2003. Such increase was mainly due to consumer loans past due over 90 days which are collateralized by real estate properties. At September 30, 2004, the allowance for possible loan losses was 197.84% of total non-performing loans (reserve coverage), compared to the 197.17% reported at December 31, 2003. Moreover, of the total allowance of $76.6 million, $9.3 million is for our specific allowance and the remaining $67.3 million is for our general allowance.

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

The Specific Allowances for Identified Problem Loans and Portfolio Segments. Specific allowances are established and maintained where management has identified significant conditions or circumstances related to a credit or portfolio segment that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Larger commercial and construction loans that exhibit potential or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Westernbank.

In addition, the specific allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. This accounting standard prescribes the measurement methods, income recognition and disclosures concerning impaired loans.

The Unallocated Allowance. An unallocated allowance is established recognizing the estimation risk associated with the formula and specific allowances. It is based upon management’s evaluation of various conditions, the effects of which are not directly measured in determining the formula and specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas, credit quality trends, including trends in nonperforming loans expected to result from existing conditions, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, regulatory examination results, and findings of our internal credit examiners. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

At September 30, 2004, Westernbank’s allowance for loan losses was $76.6 million, consisting of $67.3 million formula allowance and $9.3 million of specific allowances. As of September 30, 2004, the allowance for loan losses equals 1.32% of total loans, and 197.84% of total non-performing loans, compared with an allowance for loan losses at December 31, 2003 of $61.6 million, or 1.30% of total loans, and 197.17% of total non-performing loans.

As of September 30, 2004, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	September 30, 2004		December 31, 2003
	(Dollars in thousands)
Balance, beginning of year	$61,608		$47,114

Loans charged-off:
Consumer loans (1)	(12,889)		(12,203)
Commercial, industrial and agricultural loans	(4,658)		(2,479)
Real estate-mortgage and construction loans	(197)		(184)

Total loans charged-off	(17,744)		(14,866)

Recoveries of loans previously charged-off:
Consumer loans	1,409		799
Commercial, industrial and agricultural loans	1,102		1,141
Real estate-mortgage and construction loans	72		372

Total recoveries of loans previously charged-off	2,583		2,312

Net loans charged-off	(15,161)		(12,554)
Provision for loan losses	30,141		27,048

Balance, end of period	$76,588		$61,608

Ratios:
Allowance for loan losses to total end of period loans	1.32%		1.30%
Provision for loan losses to net loans charged-off	198.81%		215.45%
Recoveries of loans to loans charged-off in previous period	23.18	%(2)	29.03%
Net loans charged-off to average loans (3)	0.38	%(2)	0.29%
Allowance for loan losses to non-performing loans	197.84%		197.17%

(1)	Includes $9.9 million and $7.9 million of Expresso of Westernbank loans charged-off for the nine months ended September 30, 2004, and year ended December 31, 2003, respectively.

(2)	Recoveries and net loans charge-off ratios for 2004 are annualized for comparison purposes.

(3)	Average loans were computed using beginning and period-end balances.

The following table presents the allocation of the allowance for credit losses and the percentage of loans in each category to total loans, as set forth in the “Loans” table on page 44.

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial, industrial and agricultural loans (1)	$55,272	63.7%	$41,400	58.7%
Consumer loans (2)	19,320	15.0	17,472	18.2
Residential real estate mortgage and construction loans	443	21.3	415	23.1
Unallocated allowance	1,553	—	2,321	—

Total allowance for loan losses	$76,588	100.0%	$61,608	100.0%

(1)	Includes $12.7 million and $6.6 million of Westernbank Business Credit loans at September 30, 2004 and December 31, 2003, respectively.

(2)	Includes $12.4 million and $10.0 million of Expresso of Westernbank loans at September 30, 2004 and December 31, 2003, respectively.

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

The following table sets forth information regarding the investment in impaired loans:

	September 30, 2004	December 31, 2003
	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$31,241	$28,217
Do not require a valuation allowance	20,206	22,088

Total	$51,447	$50,305

Valuation allowance for impaired loans	$8,495	$4,646

	September 30, 2004	September 30, 2003
	(In thousands)
Average investment in impaired loans	$49,177	$45,888

Interest collected and recognized as income on impaired loans	$1,936	$2,044

Although the Company investment on impaired loans remained relatively stable when compared to December 31, 2003, the loans comprising total impaired loans between periods may have changed. The valuation allowance for impaired loans increased from $4.6 million at December 31, 2003, to $8.5 million at September 30, 2004, an increase of $3.8 million or 82.85%. The increase in the valuation allowance was mainly due to two commercial loans with principal balances of $12.5 million and $10.4 million at September 30, 2004. The loan with a principal balance of $12.5 million required a valuation allowance of $6.3 million as of September 30, 2004, when compared to $1.8 million as of December 31, 2003, an increase of $4.5 million; and the loan with a principal balance of $10.4 million, a newly classified loan, required a valuation allowance of $500,000 at September 30, 2004.

Investments

The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Investment Committee (composed of members of the Board of Directors, as well as the President and Chief Executive Officer and the Chief Financial Officer).

The Investment Department is authorized to purchase and sell federal funds, interest bearing deposits in banks, banker’s acceptances of commercial banks insured by the FDIC, mortgage and asset-backed securities, Puerto Rico and U.S. Government and agency obligations, municipal securities rated A or better by any of the nationally recognized rating agencies and commercial paper rated P-1 by Moody’s Investors Service, Inc or A-1 by Standard and Poor’s, a Division of the McGraw-Hill Companies, Inc. In addition, the Investment Department is responsible for the pricing and sale of deposits and repurchase agreements.

At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity; trading; or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities for which management has the positive intent and ability to hold to maturity are classified as held to maturity and stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of income tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method.

The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

Federal funds sold and resell agreements amounted to $290.0 million and $390.1 million, respectively, at September 30, 2004. Federal funds sold mature the next business day, while resell agreements mature as follows: $140.1 million the next business day, $50.0 million in 2009, and $200.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. At September 30, 2004, the fair value of the underlying collateral amounted to $395.1 million.

The following table presents the carrying value of investments at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(In thousands)
Held to maturity :
US Government and agencies obligations	$5,504,928	$4,463,493
Puerto Rico Government and agencies obligations	34,822	34,500
Commercial paper	160,140	174,976
Corporate notes	51,415	51,409
Mortgage and asset-backed securities	861,773	999,332

Total	6,613,078	5,723,710

Available for sale:
Collateralized mortgage obligations	12,226	49,910
Equity securities — preferred stock	—	5,170

Total	12,226	55,080

Total investments	$6,625,304	$5,778,790

The carrying amount of investment securities at September 30, 2004, by contractual maturity (excluding mortgage and asset- backed securities and equity securities), are shown below:

		Weighted
	Carrying	average
	amount	yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$—	—%
Due after one year through five years	3,483,424	3.89
Due after five years through ten years	2,021,504	4.05
Due after ten years	—	—

	5,504,928	3.95

Puerto Rico Government and agencies obligations:
Due within one year	3,000	4.75
Due after one year through five years	10,468	5.25
Due after five years through ten years	20,004	4.15
Due after ten years	1,350	6.15

	34,822	4.61

Commercial paper and corporate notes:
Due within one year (1)	185,140	1.95
Due after one year through five years	4,990	6.13
Due after five years through ten years	—	—
Due after ten years	21,425	8.33

	211,555	2.70

Total	5,751,305	3.91
Mortgage and asset-backed securities	873,999	4.21

Total	$6,625,304	3.95%

(1)	Includes $160.1 million in commercial paper maturing within six days.

Mortgage and asset-backed securities at September 30, 2004, consist of:

(In thousands)
Available for sale — CMO certificates issued or guaranteed by FHLMC or FNMA	$12,226

Held to maturity:
FHLMC certificates	5,869
GNMA certificates	10,505
FNMA certificates	3,817
CMO certificates issued or guaranteed by FHLMC or FNMA	841,452
CMO’s other	130

Total held to maturity	861,773

Total mortgage and asset-backed securities	$873,999

The Company’s investment portfolio at September 30, 2004, had an average contractual maturity of 55 months, when compared to an average maturity of 63 months at December 31, 2003. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Taking into consideration the callable features of these securities, the Company’s investment portfolio as of September 30, 2004, had a remaining average maturity of 7 months. However, no assurance can be given that such levels will be maintained in future periods.

The Company evaluates its investment securities for other than temporary impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statement of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been less than its cost basis, expectation of recoverability of its original investment in the securities, the employment of a systematic methodology that considers available evidence in evaluating potential impairment, available secondary market prices from broker/dealers, and the Company’s intention and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

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

During the quarter ended June 30, 2003, the Company, based upon additional information available from trustees, further rating downgradings, a default on the scheduled interest payment in one of the CBO tranches and further declines in quoted market prices for such investments, reclassified the remaining portfolio of CBO’s and CLO’s to available for sale and subsequently, on June 6, 2003, sold its entire portfolio of CBO’s and CLO’s. The sale of the portfolio, with an original total investment of $62.9 million and adjusted to a fair value of $45.4 million as of March 31, 2003, was completed at an additional net loss of $7.0 million which was recorded during the quarter ended June 30, 2003.

At September 30, 2004, management concluded that there was no other-than-temporary impairment on its investment securities portfolio.

See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for recent developments on the measurement and recognition guidance on other-than-temporary impairments.

Deposits

Westernbank offers a diversified choice of deposit accounts. Savings deposits increased from $692.2 million as of December 31, 2003, to $827.9 million as of September 30, 2004, an increase of $135.7 million or 19.60%. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $4.69 billion as of December 31, 2003, to $5.40 billion as of September 30, 2004, an increase of $711.5 million or 15.16%. Brokered deposits amounted to $4.17 billion and $3.51 billion as of September 30, 2004 and December 31, 2003, respectively. These accounts have historically been a stable source of funds.

At September 30, 2004, Westernbank had total deposits of $6.23 billion, of which $827.9 million or 13.28% consisted of savings deposits, $270.6 million or 4.34% consisted of interest bearing demand deposits, $240.8 million or 3.86% consisted of noninterest bearing deposits, and $4.89 billion or 78.52% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.

At September 30, 2004, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$1,022,923
over 3 months through 6 months	770,785
over 6 months through 12 months	720,395
over 12 months	1,290,714

Total	$3,804,817

The following table sets forth the average amount and the average rate paid on the following deposit categories for the nine months ended September 30, 2004, and for the year ended December 31, 2003:

	September 30, 2004		December 31, 2003
	Average	Average	Average	Average
	amount	rate	amount	rate
		(Dollars in thousands)
Time deposits	$4,526,358	2.54%	$3,775,263	2.59%
Savings deposits	771,833	2.15%	605,854	2.15%
Interest bearing demand deposits	199,484	2.61%	160,015	2.55%
Noninterest bearing demand deposits	294,066	—	227,358	—

	$5,791,741	2.36%	$4,768,490	2.41%

Borrowings

The following table sets forth the borrowings of Westernbank at the dates indicated:

	September 30, 2004	December 31, 2003
	(In thousands)
Federal funds purchased and repurchase agreements (1)	$6,011,735	$5,046,045
Advances from FHLB	211,000	146,000
Mortgage note payable	36,960	37,234

	$6,259,695	$5,229,279

(1)	Federal funds purchased amounted to $95.0 million at September 30, 2004, at a weighted average interest rate of 2.04%, and matures within one day. No such borrowings were outstanding at December 31, 2003.

Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.01 billion in federal funds purchased and repurchase agreements outstanding at September 30, 2004, at a weighted average rate of 2.59%. Federal funds purchased and repurchase agreements outstanding as of September 30, 2004, mature as follows: $3.35 billion within 30 days; $115.0 million within 60 days; $703.9 million in 2005; $47.5 million in 2006; $782.6 million in 2007; and $1.02 billion thereafter.

Westernbank also obtains advances from FHLB of New York. As of September 30, 2004, Westernbank had $211.0 million in outstanding FHLB advances at a weighted average rate of 3.47%. Advances from FHLB mature as follows: $25.0 million within 30 days; $14.0 million within 60 days; $70.0 million in 2006; $60.0 million in 2007; and $42.0 million thereafter.

At September 30, 2004, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $37.0 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to (1) the greater of 13.05% or the Treasury Rate plus five percentage points, or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

The following table presents certain information regarding the Westernbank’s short-term borrowings for the periods indicated.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Amount outstanding at period end	$3,769,651	$1,964,641
Monthly average outstanding balance	2,664,125	1,267,234
Maximum outstanding balance at any month end	3,769,651	2,147,934
Weighted average interest rate:
For the nine months and period ended	1.55%	1.24%
At the end of nine months and at period end	1.97%	1.31%

Stockholders’ Equity

As of September 30, 2004, total stockholders’ equity amounted to $918.8 million, an increase of $90.3 million or 10.90%, when compared to $828.5 million as of December 31, 2003. The increase resulted primarily from the net income of $125.8 million generated during the nine month period ended September 30, 2004, partially offset by dividends declared during the period of $17.6 million and $20.3 million on the Company’s common and preferred shares, respectively, and a decrease of $662,000 in other comprehensive loss, net of tax, on the mark to market of the Company’s portfolio of investment securities available for sale at September 30, 2004, when compared to December 31, 2003. The period-end number of common shares outstanding increased from 106,290,294 as of December 31, 2003, to 106,847,565 as of September 30, 2004, as a result of the conversion of 150,292 shares of the Company’s convertible preferred stock series A, into 342,521 shares of the Company’s common stock, and the issuance of 214,750 common shares from the exercise of stock options.

SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table sets forth, for the indicated periods, certain ratios reflecting the productivity, profitability and other selected data of the Company:

	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2004	2003	2004	2003	2003
		(Dollars in thousands, except share data)
Per share data:
Dividend payout ratio	15.66%	16.28%	16.69%	22.51%	19.97%
Book value per common share	$5.03	$3.88 (2)	$5.03	$3.88 (2)	$4.17
Preferred stock outstanding at end of period	15,245,453	15,610,405	15,245,453	15,610,405	15,395,745
Preferred stock equity at end of period	$381,136	$390,260	$381,136	$390,260	$384,894
Performance ratios:
Return on average assets (1)	1.33%	1.36%	1.34%	1.05%	1.15%
Return on average common stockholders’ equity (1)	28.81%	28.69%	28.67%	20.95%	22.79%
Efficiency ratio	29.92%	31.62%	30.38%	32.49%	31.75%
Operating expenses to end-of-period assets	0.75%	0.81%	0.73%	0.75%	0.74%
Capital ratios:
Total capital to risk-weighted assets	14.09%	14.83%	14.09%	14.83%	14.87%
Tier I capital to risk-weighted assets	13.15%	13.95%	13.15%	13.95%	13.98%
Tier I capital to average assets	7.00%	8.06%	7.00%	8.06%	7.22%
Equity-to-assets ratio	6.82%	7.38%	6.82%	7.38%	7.19%
Other selected data:
Total trust assets managed	$388,932	$317,606	$388,932	$317,606	$326,527
Branch offices	51	51	51	51	51
Number of employees	1,141	1,071	1,141	1,071	1,092

(1)	The return on average assets is computed by dividing net income by average total assets for the period. The return on average common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity. Average balances have been computed using beginning and period-end balances.

(2)	Adjusted to reflect the three-for-two stock split in the form of a stock dividend and a 2% stock dividend on our common stock declared on November 4, 2003 and November 11, 2003, respectively, both distributed on December 10, 2003.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

The information required herein is incorporated by reference from page 53 of the Company’s Consolidated Financial Statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

LIQUIDITY

Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loans demand; deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowings. At September 30, 2004, the Company had approximately $1.1 billion in securities and other short-term securities maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities portfolio and securitizable loans.

Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, and other short and long-term borrowing, such as repurchase agreements. Other borrowings funding source limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the National Certificate of Deposit (“CD”) Market as a source of cost effective deposit funding in addition to local market deposit inflows. Depositors in this market consist of credit unions, banking institutions, CD brokers and some private corporations or non-profit organizations. Westernbank’s ability to acquire brokered deposits can be restricted if it becomes in the future less than well-capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable, such as advances, and other borrowings, such as repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires Westernbank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively.

The Company’s liquidity targets are reviewed monthly by the Investment Committee and are based on the Company’s commitment to make loans and investments and its ability to generate funds. The Committee’s targets are also affected by yields on available investments and upon the Committee’s judgment as to the attractiveness of such yields and its expectations as to future yields.

The Company’s investment portfolio at September 30, 2004, had an average contractual maturity of 55 months. However, no assurance can be given that such levels will be maintained in future periods.

As of September 30, 2004, Westernbank had line of credit agreements with six commercial banks permitting Westernbank to borrow a maximum aggregate amount of $175.0 million. The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.

Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at September 30, 2004, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total
	(In thousands)
Short-term borrowings	$3,769,651	$—	$—	$—	$3,769,651
Long-term borrowings	—	1,393,886	—	1,096,158	2,490,044
Operating lease obligations	2,232	4,212	2,641	16,618	25,703

Total contractual obligations	$3,771,883	$1,398,098	$2,641	$1,112,776	$6,285,398

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At September 30, 2004, the Company had $2.75 billion in certificates of deposit that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at September 30, 2004, is presented below:

	Total	Less than one year	2-5 years
		(In thousands)
Lines of credit	$252,357	$241,749	$10,608
Commercial letters of credit	36,854	36,854	—
Commitments to extend credit	544,867	285,554	259,313
Commitments to purchase mortgage loans	25,000	25,000	—

Total	$859,078	$589,157	$269,921

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

As of March 31, 2004 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At September 30, 2004, there are no conditions or events that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at September 30, 2004:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$992,796	14.09%	$563,535	8.00%	N/A	N/A
Westernbank	983,864	13.97%	563,378	8.00%	$704,223	10.00%
Tier I Capital to Risk Weighted Assets:
Consolidated	916,209	13.15%	278,704	4.00%	N/A	N/A
Westernbank	907,276	13.03%	278,626	4.00%	417,939	6.00%
Tier I Capital to Average Assets:
Consolidated	916,209	7.00%	392,508	3.00%	N/A	N/A
Westernbank	907,276	6.94%	392,068	3.00%	653,446	5.00%

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

Interest rate risk is addressed by the Company’s Asset & Liability Committee (“ALCO”), which includes the full Board of Directors and certain senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, this may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. The Company measures the impact on market value for an immediate and sustained 200 basis point increase or decrease (shock) in interest rates. Given the fed fund rate of 1.75% at September 30, 2004 and 1.00% at December 31, 2003, a linear 100 and 50 basis points decrease for September 30, 2004 and December 31, 2003, respectively, was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.

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

The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines, are sold for cash upon origination. In addition, the Company enters into certain derivative financial instruments. (See “Note 9 – Financial Instruments, Derivative Financial Instruments – Notes to Consolidated Financial Statements (unaudited)”).

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

September 30, 2004:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
		(Dollars in thousands)
+200 Basis Points	$281,148	$(34,040)	(10.80)%
Base Scenario	315,188	—	—
-100 Basis Points	312,753	(2,435)	(0.77)%

December 31, 2003:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
		(Dollars in thousands)
+200 Basis Points	$280,197	$(14,573)	(4.94)%
Base Scenario	294,770	—	—
-50 Basis Points	291,543	(3,227)	(1.09)%

(*) The NII figures exclude the effect of the amortization of loan fees. Given the fed fund rate of 1.75% at September 30, 2004, and 1.00% at December 31, 2003, a linear 100 and 50 basis points decrease for September 30, 2004 and December 31, 2003, respectively, was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.

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

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal control report from management in our Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Although as stated above we have not made any significant changes in our internal controls over financial reporting in the most recent fiscal quarter, based on our documentation and testing to date, we have made improvements in the documentation, design or effectiveness of internal controls over financial reporting. However, given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our or our independent auditors’ conclusions at December 31, 2004 with respect to the effectiveness of our internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company has had discussions with the Securities and Exchange Commission (SEC) related to an informal, non-public inquiry, which appears to be primarily related to the other-than-temporary impairment charges announced by the Company in April 2003 in connection with its investments in corporate bond and loan obligations. The SEC has stated that the inquiry should not be regarded as an indication by the SEC or its staff that any violations of law have occurred.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

W HOLDING COMPANY, INC.

Date: November 8, 2004	By /s/ Frank. C. Stipes
Frank C. Stipes, Esq.
Chairman of the Board, Chief Executive Officer and President

Date: November 8, 2004	By /s/ Freddy Maldonado
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