Form 10-K
period 2004-12-31
W HOLDING CO INC
filed 2005-03-16
CIK 1084887

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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
($1.00 PAR VALUE PER SHARE)
(TITLE OF CLASS)

6.70% NONCUMULATIVE, NON-CONVERTIBLE MONTHLY INCOME PREFERRED STOCK, 2004 SERIES H
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
YES  ☑  NO  ☐

The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2004 was $1,832,382,780 based upon the reported closing sales price of $11.22 (as adjusted) on the New York Stock Exchange as of June 30, 2004.

Number of shares of Common Stock outstanding as of February 28, 2005: 163,954,777.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 27, 2005 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

GENERAL

     W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, were not significant.

     In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

     At December 31, 2004, the Company had total assets of $14.34 billion, a loan portfolio-net of $5.94 billion, an investment portfolio of $6.93 billion, excluding money market instruments of $1.1 billion, deposits of $6.23 billion, borrowings of $6.93 billion and stockholders’ equity of $1.08 billion. The Company has improved its efficiency ratio from 47.14% in 2000, to 30.51% for the year ended December 31, 2004.

     Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at December 31, 2004. Westernbank operates through a network of 52 bank branches, including 19 Expresso of Westernbank branches, located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a website on the Internet. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates other four divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which activities consist of commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, were not significant.

     Westernbank seeks to differentiate itself from other banks by focusing on customer relationships and personalized service, offering customers direct access to senior management. As part of this strategy, Westernbank strives to make fast and effective decisions locally. Westernbank’s branches offer modern facilities with advanced technology and remain open to customers for longer hours compared to many other local banks, with a number of branches offering both Saturday and Sunday hours. In addition, Westernbank trains its employees to promote an effective and customer-focused sales culture. Westernbank is one of the fastest-growing commercial banks in Puerto Rico, increasing both total assets and loans at an average annual growth rate of over 26.07% for the last five fiscal years. The Company has achieved this growth while maintaining a ratio of non-performing loans to total loans well below 1.00%.

     The Company continues to emphasize on growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan and investment securities portfolios. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed-rate residential mortgage loans to assets with shorter maturities and greater repricing flexibility. As of December 31, 2004, commercial loans were $3.92 billion or 66.03% (80.41% collateralized by real estate) and consumer loans were $866.9 million or 14.59% (67.50% collateralized by real estate) of the $5.94 billion loan portfolio-net. Investment securities, excluding money market instruments of $1.1 billion, totaled $6.93 billion at December 31, 2004. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of December 31, 2004.

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

     The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of Westernbank’s division known as Westernbank International. Other operations of the Company, not reportable in either segment, include Westernbank Business Credit Division; Westernbank Trust Division; SRG Net, Inc.; Westernbank Insurance Corp.; Westernbank World Plaza, Inc.; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly owned subsidiaries. Separate condensed financial information of the Parent Company only is provided in Note 24 (page 120) to the audited consolidated financial statements, included in Part II, Item 8.

     The traditional banking operations of Westernbank Puerto Rico include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposits products. Consumer loans include loans such as personal, collateralized personal loans, credit cards, and small loans. Commercial products consist of commercial loans including commercial real estate, unsecured commercial and construction loans.

     Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2004, 2003, and 2002, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and loans.

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

     The information required by Item 101 (b) of Regulation S-K appears in the Company’s Consolidated Financial Statements, and is included in Part II, Item 8.

     For information about the geographic areas in which we operate, see “Economic Conditions, Market Area and Competition” and is incorporated herein. See Note 23 (page 117) to the audited consolidated financial statements, included in Part II, Item 8, for further information about the Company’s business segments.

LENDING ACTIVITIES

     GENERAL. At December 31, 2004, Westernbank’s net loans amounted to $5.94 billion or 41.44% of total assets.

     The following table sets forth the composition of the Westernbank’s loans portfolio at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
Mortgage	$902,937	15.2%	$894,007	19.1%	$844,803	22.5%	$847,462	29.9%	$781,213	35.5%
Construction	328,145	5.5	202,600	4.3	181,266	4.8	117,957	4.2	80,905	3.7
Commercial, industrial and agricultural (1):
Real estate	3,154,679	53.1	2,261,465	48.3	1,647,602	38.9	1,115,700	39.3	887,084	40.2
Business and others	768,604	12.9	524,747	11.2	384,200	15.2	378,696	13.3	99,483	4.5
Consumer and others (2)	866,934	14.6	861,907	18.4	743,600	19.8	416,953	14.7	383,903	17.4

Total loans	6,021,299	101.3	4,744,726	101.3	3,801,471	101.3	2,876,768	101.4	2,232,588	101.3
Allowance for loan losses	(80,066)	(1.3)	(61,608)	(1.3)	(47,114)	(1.3)	(38,364)	(1.4)	(28,928)	(1.3)

Loan - net	$5,941,233	100.0%	$4,683,118	100.0%	$3,754,357	100.00%	$2,838,404	100.00%	$2,203,660	100.00%

(1)	Includes $831.1 million, $641.1 million, $427.7 million and $255.8 million of Westernbank Business Credit division outstanding loans at December 31, 2004, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes $144.0 million, $155.6 million and $117.4 million of Expresso of Westernbank division outstanding loans at December 31, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

     Residential real estate mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2004, residential mortgage loans included $11.6 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

     Westernbank originated $1.70 billion of commercial real estate loans, including asset-based and construction loans, during the year ended December 31, 2004. At December 31, 2004, commercial real estate loans totaled $3.15 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans amounted to $2.2 million at December 31, 2004. At December 31, 2004, the Company maintained its status as a secured lender, with approximately 83% of its loans collateralized by real estate.

     The portfolio of Consumer and Other loans at December 31, 2004, consisted of consumer loans of $866.9 million, of which $585.2 million are secured by real estate, $252.1 million are unsecured consumer loans (consisting of $132.0 million of the Expresso of Westernbank division loans portfolio, credit card loans of $53.3 million and other consumer loans of $66.8 million) and loans secured by deposits in Westernbank totaling $29.6 million.

     During 2004, Westernbank securitized $7.5 million and $3.3 million of residential mortgage loans into Government National Mortgage Association and Fannie Mae participation certificates, respectively, and sold loans amounting to $22.0 million to Fannie Mae. Westernbank continues to service outstanding loans which are securitized and those individually sold to Fannie Mae.

     The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at December 31, 2004. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		Maturities
			After one year to five years		After five years
			(In thousands)

	Balance outstanding at	One year or	Fixed	Variable	Fixed	Variable
	December 31, 2004	less	interest	interest	interest	interest
Residential real estate:
Mortgage	$902,937	$2,303	$16,636	$—	$218,050	$665,948	(1)
Construction	328,145	153,171	—	174,974	—	—
Commercial, industrial and agricultural:
Real estate	3,154,679	1,023,502	311,937	273,272	77,233	1,468,735
Business and others	768,604	547,083	28,184	43,015	6,447	143,875
Consumer and others	866,934	114,429	201,569	—	550,936	—

Total	$6,021,299	$1,840,488	$558,326	$491,261	$852,666	$2,278,558

(1)	Includes $600.8 million of purchased fixed rate loans in which seller guarantees the Company a return at a floating rate of interest (three month LIBOR plus a spread). See Note 19 - On-Balance Sheet Derivative Instruments and Hedging Activities (page 109) - to the audited consolidated financial statements, included in Part II, Item 8, and “FINANCIAL INSTRUMENTS - Fair Value Hedging Instruments” section on page 18.

     ORIGINATION, PURCHASE AND SALE OF LOANS. Westernbank’s loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.

     Westernbank originates loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in the Board of Directors approved loan policies. Detailed loan applications are obtained to determine the borrower’s repayment ability. Applications are verified through the use of credit reports, financial statements and other confirmation procedures. Property valuations by independent appraisers approved by the Board of Directors are required for mortgage and all real estate loans.

     Westernbank’s Senior Credit Committee approval is required for all loans in excess of $5.0 million ($15.0 million in the case of Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans from $1.0 million, to $5.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed by a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $5.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee are also reviewed and ratified by the Board of Directors. All loans in excess of $50.0 million require the approval of the Board of Directors.

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

     Westernbank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty-five years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgages are originated with the intent to sell. In addition to its residential loan originations, Westernbank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. During the year ended December 31, 2004, Westernbank purchased $250.1 million of such loans.

     Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of December 31, 2004, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.55% (less than 1%), compared to 0.84% (less than 1%) at December 31, 2003. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “NON-PERFORMING LOANS AND FORECLOSED REAL ESTATE HELD FOR SALE” on next page.

     Westernbank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by Westernbank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, Westernbank makes fixed-rate residential second mortgage consumer loans. In July 2002, Westernbank launched a new banking division focused on offering consumer loans through 19 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $150,000.

     Westernbank offers the service of VISA ™ and Master Card ™ credit cards. At December 31, 2004, there were approximately 24,324 outstanding accounts, with an aggregate outstanding balance of $53.3 million and unused credit card lines available of $95.4 million.

     In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2004, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.03%, compared to 0.89% at December 31, 2003. The increase in the delinquency ratio from 2003 to 2004 was mainly due to an increased number of delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.

     Westernbank has 83% of its loan portfolio as of December 31, 2004, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.57% at December 31, 2004, and 0.74% at December 31, 2003.

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

     Loan origination and commitment fees vary with the volume and type of loans and commitments made and sold and with competitive conditions in the residential and commercial mortgage markets. Loan origination fees net of related direct loan origination costs are deferred and amortized over the life of the related loans as a yield adjustment using the interest method. Commitment fees are also deferred and amortized over the life of the related loans as a yield adjustment. If the commitment expires unexercised, the fee is taken into income.

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

     The accrual of interest on loans is discontinued when there is a clear indication the borrower’s cash flow may not be sufficient to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful.

     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	December 31,

	2004	2003	2002	2001	2000
	(Dollars in thousands)

Commercial, industrial and agricultural loans	$25,417	$24,142	$13,567	$7,947	$6,140
Consumer loans	7,122	4,845	3,812	3,431	1,733
Residential real estate mortgage and construction loans	1,730	2,259	2,026	2,735	1,817

Total non-performing loans	34,269	31,246	19,405	14,113	9,690
Foreclosed real estate held for sale	3,811	4,082	3,679	3,013	2,454

Total non-performing loans and foreclosed real estate held for sale	$38,080	$35,328	$23,084	$17,126	$12,144

Interest that would have been recorded if the loans had not been classified as non-performing	$3,557	$2,500	$1,102	$1,123	$979

Interest recorded on non-performing loans	$243	$583	$775	$1,716	$780

Total non-performing loans as a percentage of total loans at end of period	0.57%	0.66%	0.51%	0.49%	0.43%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.27%	0.31%	0.28%	0.29%	0.28%

     The increase in non-performing loans from year end 2003, to year end 2004 was mostly attributed to one commercial loan with a principal balance of $1.5 million, collateralized by real estate. At December 31, 2004, this loan did not require a valuation allowance. At December 31, 2004, the allowance for possible loan losses was 233.64% of total non-performing loans (reserve coverage).

     The increase in non-performing loans from year end 2002, to year end 2003 was mostly attributed to eight commercial loans with principal balances of $1.6 million, $1.5 million, $1.1 million, $1.0 million, and four other loans with outstanding principal balances below $1.0 million, all of which are collateralized by real estate. At December 31, 2003, two of these loans with outstanding balances of $1.1 million and $695,000, had a specific valuation allowance of $277,000 and $201,000, respectively. At December 31, 2003, the allowance for possible loan losses was 197.17% of total non-performing loans (reserve coverage).

     ALLOWANCE FOR LOAN LOSSES. Westernbank maintains an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, based on evaluations of the collectibility and historical loss experience of loans. The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology consists of several key elements, which include:

     The Formula Allowance. The formula allowance is calculated by applying loss factors to outstanding loans not otherwise covered by specific allowances. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current condition on loss recognition. Factors that management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), asset quality trends, changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company’s internal credit examiners. Loss factors are described as follows:

•	Loan loss factors for commercial loans, including construction and land acquisition loans, are based on historical loss trends for three to five years, as adjusted for management’s expected increase in the loss factors given the significant increase in such loan portfolios over the last few years.

•	Pooled loan loss factors are also based on historical loss trends for one to three years. Pooled loans are loans that are homogeneous in nature, such as consumer installment, residential mortgage loans and credit cards.

     Specific Allowances for Identified Problem Loans and Portfolio Segments. Specific allowances are established and maintained where management has identified significant adverse conditions or circumstances related to a credit or portfolio segment that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Westernbank.

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

     At December 31, 2004, the allowance for loan losses was $80.1 million, consisting of $71.2 million general allowance (including the unallocated allowance) and $8.9 million of specific allowances. As of December 31, 2004, the allowance for loan losses equals 1.33% of total loans and 233.64% of total non-performing loans, compared with an allowance for loan losses at December 31, 2003 of $61.6 million, or 1.30% of total loans, and 197.17% of total non-performing loans.

     As of December 31, 2004, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	YEARS ENDED DECEMBER 31,

	2004	2003	2002		2001	2000
	(Dollars in thousands)

Balance, beginning of year	$61,608	$47,114	$38,364		$28,928	$23,978

Loans charged-off:
Consumer loans (1)	(16,473)	(12,203)	(4,576)		(3,840)	(4,760)
Commercial, industrial and agricultural loans	(5,433)	(2,479)	(3,389	)(2)	(2,970)	(372)
Real estate-mortgage and construction loans	(297)	(184)	—		(228)	(231)

Total loans charged-off	(22,203)	(14,866)	(7,965)		(7,038)	(5,363)

Recoveries of loans previously charged-off:
Consumer loans (3)	1,920	799	858		996	795
Commercial, industrial and agricultural loans	1,844	1,141	584		133	594
Real estate-mortgage and construction loans	206	372	190		175	224

Total recoveries of loans previously charged-off	3,970	2,312	1,632		1,304	1,613

Net loans charged-off	(18,233)	(12,554)	(6,333)		(5,734)	(3,750)
Provision for loan losses	36,691	27,048	15,083		12,278	8,700
Allowance acquired on loans purchased	—	—	—		2,892	—

Balance, end of period	$80,066	$61,608	$47,114		$38,364	$28,928

Ratios:
Allowance for loan losses to total loans at end of period	1.33%	1.30%	1.24%		1.33%	1.29%
Provision for loan losses to net loans charged-off	201.23%	215.45%	238.17%		214.13%	232.00%
Recoveries of loans to loans charged-off in previous period	26.71%	29.03%	23.19%		24.31%	21.92%
Net loans charged-off to average total loans (4)	0.34%	0.29%	0.19%		0.23%	0.19%
Allowance for loans losses to non-performing loans	233.64%	197.17%	242.80%		271.83%	298.53%

(1)	Includes $12.4 million, $7.9 million and $62,000 of Expresso of Westernbank charge-offs, for the years ended December 31, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

(2)	Includes $505,000 in 2002 of Westernbank Business Credit division, consisting of one loan originally acquired in the purchased loan portfolio from Congress Credit Corporation, a subsidiary of First Union National Bank N.A. on June 15, 2001. This loan was fully reserved at the acquisition date.

(3)	Includes $1.0 million and $17,000 of Expresso of Westernbank recoveries, for the years ended December 31, 2004 and 2003, respectively.

(4)	Average loans were computed using beginning and period-end balances.

     The following table presents the allocation of the allowance for credit losses, the loan portfolio composition percentage and the allowance coverage ratio in each loan category to total loans, as set forth in the “Loans” table on page 4, at the end of each year.

	AT DECEMBER 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Allowance for credit losses:

Commercial, industrial and agricultural loans (1)	$58,208	$41,400	$31,671	$24,397	$16,273
Consumer loans (2)	19,425	17,472	12,004	8,203	7,194
Residential real estate mortgage and construction loans	407	415	443	494	526
Unallocated	2,026	2,321	2,996	5,270	4,935

Total allowance for loan losses	$80,066	$61,608	$47,114	$38,364	$28,928

Loan portfolio composition percentages:

Commercial, industrial and agricultural loans	65.15%	58.72%	53.45%	51.95%	44.19%
Consumer loans	14.40%	18.17%	19.56%	14.49%	17.20%
Residential real estate mortgage and construction loans	20.45%	23.11%	26.99%	33.56%	38.61%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance coverage ratio at end of year:

Applicable to:

Commercial, industrial and agricultural loans	1.48%	1.49%	1.56%	1.63%	1.65%
Consumer loans	2.24%	2.03%	1.61%	1.97%	1.87%
Residential real estate mortgage and construction loans	0.03%	0.04%	0.04%	0.05%	0.06%
Unallocated (as a percentage of total loans)	0.03%	0.05%	0.08%	0.18%	0.22%

Total loans	1.33%	1.30%	1.24%	1.33%	1.29%

(1)	Includes an allowance of $6.0 million, $6.6 million, $4.5 million and $3.1 million for Westernbank Business Credit loans at December 31, 2004, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes an allowance of $13.8 million, $10.0 million and $1.5 million for Expresso of Westernbank loans portfolio at December 31, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

     Loans are classified as impaired or not impaired in accordance with SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that Westernbank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.

     Westernbank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding $500,000 in 2004 and 2003, and $250,000 in 2000 to 2002) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment; loans that are recorded at fair value or at the lower of cost or market are not evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.

     Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.

     The following table sets forth information regarding the investment in impaired loans:

	2004	2003	2002	2001	2000
	(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$29,975	$28,217	$26,074	$21,996	$8,040
Do not require a valuation allowance	24,200	22,088	24,515	20,482	4,834

Total	$54,175	$50,305	$50,589	$42,478	$12,874

Valuation allowance for impaired loans	$8,412	$4,646	$4,752	$4,181	$1,157

Average investment in impaired loans	$46,509	$46,676	$46,147	$20,293	$11,873

Interest collected and recognized as income on impaired loans	$2,460	$2,452	$4,041	$1,716	$780

     At December 31, 2004, Westernbank’s investment in impaired loans increased by $3.9 million or 7.14%, from $50.3 million as of December 31, 2003. The increase was mainly attributed to a newly classified loan with an aggregate outstanding principal balance of $10.9 million for which an allowance of $500,000 was established at December 31, 2004.

     At December 31, 2003, Westernbank’s investment in impaired loans remained relatively stable when compared to year 2002, although the loans comprising the balance may have changed. At December 31, 2002, Westernbank’s investment in impaired loans increased $8.1 million or 19.09%, from $42.5 million as of December 31, 2001, to $50.6 million as of December 31, 2002. This increase was principally attributed to four newly classified loans with an aggregate outstanding principal balance of approximately $13.0 million as of December 31, 2002. All loans are collateralized by real estate and required a combined valuation allowance of $823,000.

INVESTMENT ACTIVITIES

     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Investment Committee (composed of members of the Board of Directors, as well as the President and Chief Executive Officer and the Chief Financial Officer).

     The Investment Department is authorized to purchase and sell federal funds, interest bearing deposits in banks, banker’s acceptances of commercial banks insured by the FDIC, mortgage and asset-backed securities, Puerto Rico and U.S. Government and agency obligations, municipal securities rated A or better by any of the nationally recognized rating agencies, commercial paper and corporate notes rated P-1 by Moody’s Investors Service, Inc or A-1 by Standard and Poor’s, a Division of the McGraw-Hill Companies, Inc. In addition, the Investment Department is responsible for the pricing and sale of deposits and repurchase agreements.

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity; trading; or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities for which management has the intent and ability to hold to maturity are classified as held to maturity and stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of income tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method.

     The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

     Federal funds sold and resell agreements amounted to $341.9 million and $675.4 million, respectively, at December 31, 2004. Federal funds sold mature the next business day, while resell agreements mature as follows: $125.4 million the next business day, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At December 31, 2004, the fair value of the underlying collateral amounted to $692.1 million.

     The following table presents the carrying value of investments as of year end for each of the years indicated:

	2004	2003	2002
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,004,849	$4,463,493	$2,671,344
Puerto Rico Government and agencies obligations	34,822	34,500	19,695
Commercial paper	25,000	174,976	74,997
Corporate notes	26,418	51,409	66,697
Mortgage and asset-backed securities	830,290	999,332	668,324

Total	6,921,379	5,723,710	3,501,057

Available for sale:
Corporate notes	—	—	10,381
Collateralized mortgage obligations (CMO’s)	7,881	49,910	145,276
Equity securities - preferred stock	—	5,170	5,230

Total	7,881	55,080	160,887

Total investments	$6,929,260	$5,778,790	$3,661,944

     Mortgage and asset-backed securities at December 31, 2004, 2003 and 2002, consists of:

	2004	2003	2002
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by the Federal National Mortgage Association (FNMA)	$6,116	$29,948	$73,742
CMO’s issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC)	1,765	19,962	71,534

Total available for sale	7,881	49,910	145,276

Held to maturity:
Government National Mortgage Association (GNMA) certificates	9,881	9,753	13,657
FHLMC certificates	5,663	7,297	10,435
FNMA certificates	3,642	4,542	6,906
CMO’s certificates issued or guaranteed by FHLMC	706,632	885,408	517,094
CMO’s certificates issued or guaranteed by FNMA	104,441	84,322	4,703
CMO’s certificates issued or guaranteed by GNMA	—	—	1,608
CMO’s other	31	168	41,663
Asset-backed securities	—	7,842	72,258

Total held to maturity	830,290	999,332	668,324

Total mortgage and asset-backed securities	$838,171	$1,049,242	$813,600

     At December 31, 2004, no investment of a single issuer (in aggregate balance) exceeded 10% of the consolidated stockholders’ equity.

     The carrying amount of investment securities at December 31, 2004, by contractual maturity (excluding mortgage and asset-backed securities), are shown below:

	Carrying	Weighted
	amount	average yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$99,921	2.20%
Due after one year through five years	4,108,423	3.90
Due after five years through ten years	1,796,505	4.12
Due after ten years	—	—

	6,004,849	3.94

Puerto Rico Government and agencies obligations:
Due within one year	3,000	4.75
Due after one year through five years	10,468	5.25
Due after five years through ten years	20,004	4.15
Due after ten years	1,350	6.15

	34,822	4.61

Other:
Due within one year	25,000	2.95
Due after one year through five years	4,993	6.13
Due after five years through ten years	—	—
Due after ten years	21,425	8.33

	51,418	5.50

Total	6,091,089	3.95

Mortgage and asset-backed securities	838,171	4.21

Total	$6,929,260	3.99%

     The Company’s investment portfolio at December 31, 2004 had an average contractual maturity of 53 months, when compared to an average maturity of 63 months at December 31, 2003. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2004, had a remaining average contractual maturity of 10 months. However, no assurance can be given that such levels will be maintained in future periods.

     The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been below its cost basis, the expectations for that security’s performance, the credit worthiness of the issuer, and the Company’s intention and ability to hold the security to maturity.

     The impairment analysis on the mortgage and asset-backed securities is done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, on sensitivity and expected cash flow analyses made by major brokerage houses and on the credit worthiness of the issuer. The Company also considers its intent and ability to hold these securities. If management believes, based on the analysis, that the principal and interest obligations on any mortgage and asset-backed security will not be received in a timely manner, the security is written down to fair value based on available secondary market prices from broker/dealers.

     The equity securities and corporate notes impairment analyses are performed and reviewed quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.

     In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporarily impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and April 15, 2003. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. Management concluded, based on these facts and the secondary market prices, that a $15.7 million other-than-temporary impairment write-down adjustment was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO’s that were downgraded as available for sale as of March 31, 2003.

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

     The Company’s investment portfolio as of December 31, 2004 and 2003, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in unrealized loss position as of December 31, 2004 and 2003. These unrealized losses related to interest rate changes. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2004 and 2003. As the Company has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines were deemed to be other-than-temporary at December 31, 2004 and 2003.

SOURCES OF FUNDS

     GENERAL. Deposits, repurchase agreements, Federal Home Loan Bank (“FHLB”) advances and lines of credit are the primary sources of Westernbank’s funds for use in lending and for other general business purposes. In addition, Westernbank obtains funds in the form of loan repayments and income from operations and the maturities and repayments of securities. Loan repayments are a relatively stable source of funds, while net increases in deposits and repurchase agreements are significantly influenced by general interest rates and money market conditions. Short-term borrowings from the FHLB of New York are used to compensate for reductions in normal sources of funds such as savings inflows at less than projected levels.

     DEPOSITS. Westernbank offers a diversified choice of deposit accounts. Savings deposits increased from $692.2 million as of December 31, 2003, to $829.4 million as of December 31, 2004, an increase of $137.2 million or 19.82%. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $4.69 billion as of December 31, 2003, to $5.40 billion as of December 31, 2004, an increase of $708.5 million or 15.09%. Other deposits include brokered deposits amounting to $4.16 billion and $3.51 billion as of December 31, 2004 and 2003, respectively. These accounts have historically been a stable source of funds.

     At December 31, 2004, Westernbank had total deposits of $6.23 billion, of which $829.4 million or 13.31% consisted of savings deposits, $303.7 million or 4.87% consisted of interest bearing demand deposits, $249.4 million or 4.00% consisted of noninterest bearing deposits and $4.85 billion or 77.82% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.

     At December 31, 2004, the scheduled maturities of time deposit in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$73,337
over 3 months through 6 months	27,324
over 6 months through 12 months	25,520
over 12 months	86,437

Total	$212,618

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate
			(Dollars in thousands)
Time deposits	$4,617,785	2.64%	$3,775,263	2.59%	$2,889,649	3.40%
Savings deposits	784,589	2.14%	605,854	2.15%	509,114	2.46%
Interest bearing demand deposits	200,190	2.63%	160,015	2.55%	124,127	2.90%
Noninterest bearing demand deposits	306,710	—	227,358	—	167,352	—

	$5,909,274	2.43%	$4,768,490	2.41%	$3,690,242	3.10%

     BORROWINGS. The following table sets forth the borrowings of the Company at the dates indicated:

	2004	2003	2002
	(In thousands)
Federal funds purchased and repurchase agreements(1)	$6,683,527	$5,046,045	$3,097,341
Advances from Federal Home Loan Bank (FHLB)	211,000	146,000	120,000
Mortgage note payable	36,858	37,234	37,822

	$6,931,385	$5,229,279	$3,255,163

(1)	Federal funds purchased amounted to $75.0 million at December 31, 2004, at a weighted average interest rate of 2.37%, and mature the next business day. No such borrowings were outstanding at December 31, 2003 and 2002.

     Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.68 billion in federal funds purchased and repurchase agreements outstanding at December 31, 2004, at a weighted average rate of 2.85%. Federal funds purchased and repurchase agreements outstanding as of December 31, 2004, mature as follows: $4.33 billion within 30 days; $704.0 million in 2005; $47.5 million in 2006; $585.3 million in 2007; and $1.02 billion thereafter.

     Westernbank also obtains advances from FHLB of New York. As of December 31, 2004, Westernbank had $211.0 million in outstanding FHLB advances at a weighted average rate of 3.78%. Advances from FHLB mature as follows: $39.0 million within 30 days; $70.0 million in 2006; $60.0 million in 2007; and $42.0 million in 2010.

     At December 31, 2004, with respect to repurchase agreements amounting to $1.56 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $1.04 billion at December 31, 2004, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.

     At December 31, 2004, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.9 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the (1) greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

     A summary of short-term borrowings, including federal funds purchased, repurchase agreements and advances from Federal Home Loan Bank, and interest rates at and for the year ended December 31, are indicated below:

	2004	2003	2002
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$75,029	$—	$—
Weighted-average interest rate at year end	2.37%	—%	—%
Monthly average outstanding balance	$23,753	$8,500	$418
Weighted-average interest rate for the year	1.95%	1.34%	2.15%
Maximum month-end balance	$95,005	$75,000	$418

Repurchase agreements:
Balance at end of year	$4,138,257	$1,648,891	$1,029,493
Weighted-average interest rate at year end	2.30%	1.21%	1.46%
Monthly average outstanding balance	$2,377,042	$1,093,921	$1,371,832
Weighted-average interest rate for the year	1.67%	1.24%	1.92%
Maximum month-end balance	$4,206,540	$1,717,184	$1,962,319

Advances from FHLB:
Balance at end of year	$25,000	$40,000	$—
Weighted-average interest rate at year end	2.41%	1.20%	—%
Monthly average outstanding balance	$21,250	$31,917	$—
Weighted-average interest rate for the year	1.65%	1.33%	—%
Maximum month-end balance	$50,000	$64,000	$—

Total short-term borrowings:
Balance at end of year	$4,238,286	$1,688,891	$1,029,493
Weighted-average interest rate at year end	2.30%	1.21%	1.46%
Monthly average outstanding balance	$2,422,045	$1,134,338	$1,372,249
Weighted-average interest rate for the year	1.67%	1.24%	1.92%
Maximum month-end balance	$4,238,286	$1,832,184	$1,962,319

FINANCIAL INSTRUMENTS

     DERIVATIVE FINANCIAL INSTRUMENTS. As part of the Company’s asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps) and option agreements, to hedge various exposures or to modify interest rate characteristics of various statement of financial condition items.

     The Company accounts for its derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Standard requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income (loss) or current earnings or both, as appropriate. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a derivative instrument not designated as a hedge. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For derivative instruments not designated as a hedge, changes in fair values are reported in current period net income.

     Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the statement of financial condition or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in net income.

     Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it should be bifurcated from the host contract and carried at fair value.

     In the case of interest-rate exchange agreements that qualify for hedging accounting treatment, net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payment is recorded on a current basis as an adjustment to interest income or expense on the corresponding hedged assets or liabilities.

     The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy may involve modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps and indexed options. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative, is reflected on the Company’s statements of financial condition as derivative assets and derivative liabilities.

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

     Indexed options are contracts that the Company enters into in order to receive the average appreciation of the month end value of the Standard & Poor’s 500 Composite Stock Index over a specified period in exchange for the payment of a premium when the contract is initiated. The credit risk inherent in the indexed options is the risk that the exchange party may default.

     Fair Value Hedging Instruments

     The Company currently utilizes interest rate swaps to convert its fixed-rate certificates of deposit or firm commitments to originate certificates of deposit (liabilities) to a variable rate. By entering into the swap, the principal amount of the hedged item would remain unchanged but the interest payment streams would change. These swaps mature between one to twenty years with a right by the counterparty to call them after the first anniversary. The Company has an identical right to call the certificates of deposit. Decisions to convert fixed-rate certificates of deposits or firm commitments to originate certificates of deposit (liabilities) to variable rate are made primarily by consideration of the asset/liability mix of the Company, the desired asset/liability sensitivity and by interest rate levels.

     The Company purchases fixed rate residential mortgage loans for portfolio. Fixed rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed rate loan portfolio. It is the Company’s objective to hedge the change in fair value of fixed rate mortgage loans at coverage levels that are appropriate, given the anticipated or existing interest rate levels and other market considerations, as well as the relationship of changes in this asset to other assets of the Company. To meet this objective, the Company enters into contracts to purchase fixed rate residential mortgage loans with a third party. The third party agreed to provide the Company a return at a floating rate of interest (three month LIBOR plus a spread) even though the contractual terms of the loans are fixed rate in nature. This provision is effectively an interest rate swap (balance guarantee swap). Since the contracts meet with the sale accounting provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, SFAS No. 133 and related interpretations, these interest rate swaps are accounted for separately. Since the hedged item and the hedging instrument have identical critical terms, no ineffectiveness is assumed and the fair value changes in the interest rate swaps are recorded as changes in the value of both the interest rate swaps and the mortgage loans.

     Derivative Instruments not Designated as Hedge

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

     See Note 19 (page 109) to the audited consolidated financial statements for a detail of derivative transactions, included in Part II, Item 8.

     Off-balance sheet credit related financial instruments — In the ordinary course of business, Westernbank has entered into off-balance sheet credit related financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit and commitments to purchase mortgage loans. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. Westernbank periodically evaluates the credit risks inherent in these commitments, and commercial letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the years ended December 31, 2004 and 2003, Westernbank did not record any loss allowances in connection with risks involved in other off-balance sheet instruments. At December 31, 2004 and 2003, there were no additional off-balance sheet credit related financial instruments other than those mentioned above.

YIELDS EARNED AND RATES PAID

     The net income of the Company depends primarily upon the difference or spread between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income for the year ended December 31, 2004, was $299.5 million, an increase of $60.2 million or 25.17%, from $239.3 million in 2003. The increase in 2004 was the result of increases in interest income from loans and investment securities, mainly in tax-exempt securities, which was partially offset by increases in interest expense on deposits and on federal funds purchased and repurchase agreements. For the year ended December 31, 2003, net interest income reached $239.3 million, compared to $166.3 million reported in 2002, an increase of $73.0 million or 43.88%. The increase in 2003 was the result of increases in interest income from loans, investment securities and money market instruments, which was partially offset by increases in interest expense on deposits and repurchase agreements.

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

	YEARS ENDED DECEMBER 31,
		2004			2003			2002
		Average balance	Average		Average balance	Average		Average balance	Average
	Interest	(1)	Yield / Rate	Interest	(1)	Yield / Rate	Interest	(1)	Yield / Rate
	(Dollars in Thousands)
Normal Spread:
Interest-earning assets:
Loans, including loan fees (2)	$322,164	$5,401,955	5.96%	$275,848	$4,278,468	6.45%	$220,676	$3,315,514	6.66%
Investment securities (3)	212,213	5,400,997	3.93	134,273	3,571,299	3.76	112,759	2,600,210	4.34
Mortgage and asset- backed securities (3)	37,489	935,421	4.01	40,140	998,257	4.02	44,848	859,991	5.21
Money market instruments	19,510	745,828	2.62	11,633	534,444	2.18	7,451	314,633	2.37

Total	591,376	12,484,201	4.74	461,894	9,382,468	4.92	385,734	7,090,348	5.44

Interest-bearing liabilities:
Deposits	143,860	5,909,274	2.43	114,755	4,768,490	2.41	114,374	3,690,242	3.10
Federal funds purchased and repurchase agreements	141,414	5,676,595	2.49	101,652	3,891,972	2.61	98,233	2,815,608	3.49
Advances from FHLB	6,568	164,245	4.00	6,037	137,838	4.38	6,202	120,008	5.17
Other borrowings	—	—	—	142	3,698	3.85	604	15,469	3.90

Total	291,842	11,750,114	2.48	222,586	8,801,998	2.53	219,413	6,641,327	3.30

Net interest income	$299,534			$239,308			$166,321

Interest rate spread			2.26%			2.39%			2.14%

Net interest-earning assets		$734,087			$580,470			$449,021

Net yield on interest-earning assets (4)			2.40%			2.55%			2.35%

Interest-earning assets to interest-bearing liabilities ratio		106.25%			106.59%			106.76%

Tax Equivalent Spread:
Interest-earnings assets	$591,376	$12,484,201	4.74%	$461,894	$9,382,468	4.92%	$385,734	$7,090,348	5.44%
Tax equivalent adjustment	53,555	—	0.43	31,522	—	0.34	23,704	—	0.33

Interest-earning assets - tax equivalent	644,931	12,484,201	5.17	493,416	9,382,468	5.26	409,438	7,090,348	5.77

Interest-bearing liabilities	291,842	$11,750,114	2.48	222,586	$8,801,998	2.53	219,413	$6,641,327	3.30

Net interest income	$353,089			$270,830			$190,025

Interest rate spread			2.69%			2.73%			2.47%

Net yield on interest- earning assets (4)			2.83%			2.89%			2.68%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loans fees, net amounted to $10.6 million; $8.7 million and $5.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)	Includes trading and available for sale securities.

(4)	Net interest income divided by average interest-earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.

	Year ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest income:
Loans	$64,831	$(18,515)	$46,316	$61,842	$(6,670)	$55,172
Investment securities (1)	71,641	6,299	77,940	33,413	(11,899)	21,514
Mortgage and asset-backed securities (1)	(2,519)	(132)	(2,651)	11,103	(15,811)	(4,708)
Money market instruments	5,216	2,661	7,877	4,828	(646)	4,182

Total increase (decrease) in interest income	139,169	(9,687)	129,482	111,186	(35,026)	76,160

Interest expense:
Deposits	27,757	1,348	29,105	1,618	(1,237)	381
Federal funds purchased and repurchase agreements	44,217	(4,455)	39,762	9,985	(6,566)	3,419
Advances from FHLB	972	(441)	531	6,304	(6,469)	(165)
Other borrowings	(142)	—	(142)	(453)	(9)	(462)

Total increase (decrease) in interest expense	72,804	(3,548)	69,256	17,454	(14,281)	3,173

Increase (decrease) in net interest income	$66,365	$(6,139)	$60,226	$93,732	$(20,745)	$72,987

(1)	Includes trading and available for sale securities.

The following table sets forth, for the periods indicated, certain ratios reflecting the productivity and profitability of the Company:

	YEARS ENDED DECEMBER 31, (1)
	2004	2003	2002
Return on assets (2)	1.33%	1.15%	1.22%
Return on common stockholders’ equity (3)	28.55	22.79	25.39
Dividend payout ratio to common stockholders (4)	16.24	19.97	19.46
Equity-to-asset ratio (5)	7.39	7.16	6.90

(1)	Averages computed by using beginning and period-end balances.

(2)	Net income divided by average total assets.

(3)	Net income attributable to common stockholders divided by average common stockholders’ equity.

(4)	Common stockholders’ dividend declared divided by net income attributable to common stockholders.

(5)	Average equity divided by average total assets .

ECONOMIC CONDITIONS, MARKET AREA AND COMPETITION

     Puerto Rico (the “Island”), a Commonwealth of the United States of America (the “U.S.”), is the easternmost of the Greater Antilles and the fourth largest island of the Caribbean. The Island is located at the crossroads between North and South America, at just 3.5 hours airtime from New York and 60 minutes from Venezuela and has a population of approximately four (4) million people. In 1917, the people of Puerto Rico became citizens of the U.S., and therefore Puerto Ricans serve in the United States Armed Forces. As in the U.S., the Island has a local judicial system. The Island constitutes a District in the Federal Judiciary and has its own U.S. district court. Also, most of the U.S. federal agencies are represented on the Island. However, the Island has its own Internal Revenue system and is not subject to U.S. taxes. Spanish and English are the official languages of the Island.

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

     For year 2004, the Puerto Rico economic activity continued in line with overall economic conditions in the U.S, showing some growth although at a slower rate than expected. Economic indicators for year 2004 showed some mixed signals, while the job markets continue to strengthen and retail sales continue to rise, the public-sector construction has remained more or less stable, the expansion observed in private construction halted and a drop-off occurred in government income, which should result in cuts in public spending. The Puerto Rico Gross Domestic Product was approximately 3.0% for year 2004. Inflation rate for year 2004 was considered to be moderate at approximately 4.0%. Historically, Puerto Rico unemployment rate has been higher than the average U.S. unemployment rate, being 10% at December 31, 2004, since although the number of jobs was increasing; the workforce was growing in a parallel fashion. The rate of participation in the workforce has been estimated in approximately 47.0%. Manufacturing and construction continues to be the backbone of the Island economy, and many multinational corporations have substantial operations in the Island. The island’s pharmaceutical industry continues to be very strong, being the primary driver for employment in the Island, along with the construction industry; both of them labor intensive industries. During the past years there has been a slowdown in both industries, primarily due to the reduction of tax incentives in the manufacturing sector. Nevertheless, the Island economy has been able to be somewhat less dependent of these industries thanks to its diversification into other business areas such as tourism, retail, banking and transportation.

     The banking sector has been the main driver of such diversification, being the financial support for all the industrial and commercial activity on the Island. At December 31, 2004, there are approximately eleven (11) banks operating in Puerto Rico, with total assets, loans and deposits of approximately $90.8 billion, $46.9 billion and $46.0 billion, respectively, at September 30, 2004. U.S. banks, foreign banks and the major Puerto Rican banks, all offer commercial banking services designed to support the emerging requirements of its local clients as well as of its international clients. The economic strength and liquidity of local financial institutions, considered as the pillar of the Island’s economy, have allowed the Puerto Rico banking sector to extend credit, without which the Island’s economy couldn’t be sustained. The growing combination of loans, deposits and assets has been the key elements to the economic progress for the past years. Loans, in particular, have played a key role in keeping the Island economy afloat, through either personal, mortgage or commercial loans.

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

EMPLOYEES

     At December 31, 2004, the Company had 1,175 full-time employees, including its executive officers. The Company considers its employees relations to be excellent.

REGULATION

     The Company is a financial holding company subject to the regulation, supervision, and examination by the Federal Reserve Board (“FRB”)under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is required to file periodic reports and other information with the FRB and the FRB may conduct examinations of the Company. Westernbank is subject to the regulation, supervision and examination of the Federal Deposit Insurance Corporation (“FDIC”) and the Puerto Rico Commissioner of Financial Institutions (the “Puerto Rico Commissioner”) and, as to certain matters, the FRB. Westernbank Insurance Corp. is subject to the regulation, supervision, and examination of the Office of the Commissioner of Insurance of Puerto Rico.

     FEDERAL REGULATION. The Company is subject to capital adequacy guidelines of the FRB. The guidelines apply on a consolidated basis and require bank holding companies to maintain a ratio of Tier 1 capital to total average assets of 4.0% to 5.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The FRB’s capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the FRB’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. As of December 31, 2004, the Company’s ratio of Tier 1 capital to total average assets was 7.72%, its ratio of Tier 1 capital to risk-weighted assets was 14.78%, and its ratio of qualifying total capital to risk-weighted assets was 15.70%.

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

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators must take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. Prompt corrective action provisions are not applicable to bank holding companies. The FDICIA and the regulations issued thereunder established five capital tiers: (i) “well capitalized”, if a depository institution has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized”, if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized”, if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized”, if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized”, if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the first four categories. As of March 31, 2004 (latest examination date), Westernbank was deemed to be a “well-capitalized” institution. At December 31, 2004, there are no conditions or events since the latest examination date that management believes have changed Westernbank’s category. As of December 31, 2004, Westernbank’s ratio of Tier I capital to total average assets was 6.75%, its ratio of Tier I capital to risk-weighted assets was 12.93%, and its ratio of qualifying total capital to risk-weighted assets was 13.88%.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator.

     Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 2004, the Company and Westernbank were in compliance with all capital requirements. For more information, refer to Note 15 (page 103) to the audited consolidated financial statements, included in Part II, Item 8.

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

     The payment of dividends by Westernbank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The FRB has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA.

     ACQUISITIONS AND CHANGE OF CONTROL. FRB approval is required if the Company seeks to acquire direct or indirect ownership or control of any voting shares of a bank if, after such acquisition, the Company would own or control directly or indirectly more than 5% of the voting stock of the bank. FRB approval also must be obtained if the Company seeks to acquire all or substantially all of the assets of a bank or merges or consolidates with another bank holding company.

     The Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the Company’s consolidated net worth. The FRB may disapprove any purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, order or directive of the FRB, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the FRB, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues. Notwithstanding the foregoing, any redemption of the Company’s preferred stocks will require the prior approval of the FRB.

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

     The Puerto Rico Banking Act requires that at least 10% of the yearly net income of Westernbank be credited annually to a reserve fund. This must be done every year until the reserve fund is equal to the total paid-in capital for common stock and preferred stock or 10% of total deposits. At December 31, 2004, Westernbank had an adequate reserve fund established. The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess is charged against the undistributed profits of the bank, and the balance, if any, is charged against and reduces the reserve fund. If there is no reserve fund sufficient to cover the entire amount, the excess amount is charged against the capital account and no dividend can be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital.

     Under the Puerto Rico Banking Act, Westernbank must maintain a legal reserve in an amount equal to at least 20% of Westernbank’s demand liabilities, except certain government deposits. At December 31, 2004, Westernbank had a legal reserve of 202.54%.

     The Puerto Rico Regulatory Financial Board (the “Financial Board”), which is part of the Office of the Puerto Rico Commissioner, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth of Puerto Rico. In February 1992 and again in November 1997, the Financial Board approved regulations which provide that the applicable interest rate on loans to individuals and an unincorporated business is to be determined by free competition. The Financial Board also has authority to regulate the maximum finance charges on retail installment sales contracts, including credit card purchases, which are currently set at 21%. There is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances, and insurance premiums.

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

     FDIC DEPOSIT INSURANCE. Westernbank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of three supervisory subgroups. Group “A” institutions are financially sound institutions with only a few minor weaknesses; Group “B” institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and Group “C” institutions are institutions with respect to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

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

     Westernbank is also subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. Westernbank is subject to separate assessments to repay bonds (“FICO bonds”) issued in the late 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The assessment for the payments on the FICO bonds for the quarter beginning on January 1, 2005 is 1.44 basis points for BIF-assessable and SAIF-assessable deposits. Most of Westernbank’s deposits are presently insured by SAIF.

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

     On October 31, 2002, the FRB adopted a new regulation, Regulation W, effective March 1, 2003, that comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach Bliley Act (“GLB Act”).

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

     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act (“CRA”), as implemented by federal regulations, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The CRA rated the Company as having a “high satisfactory record of meeting community credit needs” under the CRA at its most recent examination for CRA performance.

     CUSTOMER INFORMATION SECURITY. The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Company has adopted a customer information security program that has been approved by the Company’s board of directors.

     FEDERAL HOME LOAN BANK SYSTEM. Westernbank is a member of the Federal Home Loan Bank System. The System consists of 12 regional Federal Home Loan Banks, with each subject to supervision and regulation by the Federal Housing Finance Board. The FHLB provides a central credit facility primarily for member institutions. Westernbank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of: 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year; 5% of its FHLB advances outstanding; or 0.3% of its total assets. At December 31, 2004, Westernbank held $52.2 million in capital stock of the FHLB of New York.

     Advances from a FHLB are secured by a member’s shares of stock in the institution, certain type of mortgages and other assets, including investment securities. Interest rates charged for advances vary depending upon maturity and the cost of funds to the FHLB. As of December 31, 2004, Westernbank had $211.0 million in outstanding advances and $832.9 million in repurchase agreements from the FHLB of New York.

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

     Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. At December 31, 2004, management estimated that the provisions of this new Act did not have an effect in the Company’s financial position or results of operations. As of December 31, 2004, 2003 and 2002, and for the years then ended, substantially all of Westernbank International’s business activities have consisted of investment in securities and purchasing of loans. Note 23 (page 118) to the audited consolidated financial statements presents further information about the Company’s business segments.

     PRIVACY. Under the GLB Act, all financial institutions, including the Company, Westernbank and Westernbank Insurance Corp., are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Company and its subsidiaries have developed such policies and procedures, and the Company believes these policies and procedures are in compliance with all privacy provisions of the GLB Act.

     ANTI-MONEY LAUNDERING. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to Westernbank, or the BHC Act, which applies to the Company. The Company and its subsidiaries, including Westernbank, have adopted systems and procedures to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.

     REGULATORY ENFORCEMENT AUTHORITY. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Federal law requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies. In addition, the FRB may take various other informal actions.

     THE SARBANES-OXLEY ACT. The Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held financial holding companies such as the Company) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.

CAPITAL, DIVIDENDS, STOCK SPLIT AND OPTION PLANS

     Total stockholders’ equity as a measure of capital increased by $253.2 million in 2004 and by $243.7 million in 2003.

     In June 1998, Westernbank issued 1,219,000 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A, with a liquidation preference of $25 per share. Proceeds from the issuance of preferred stock amounted to $29.1 million, net of $1.3 million of issuance costs. Each share is convertible, at the holder’s option, at any time on or after the 90th date following the issue date, into .995 shares of the Company’s common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $25.125 per share of common stock, as adjusted. At December 31, 2004, the Company had outstanding 520,752 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A.

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

     On June 17, 2002, the Company’s board of directors declared a three-for-two split on its common stock, for stockholders of record as of June 28, 2002, and distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $20.8 million.

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

     During 2003 and 2002, the Company acquired and retired shares of common stock as follows: $33,000 (1,903 shares) in 2003 and $42,000 (1,678 shares) in 2002. No shares were acquired and retired during 2004.

     On November 4, 2003, the Company’s board of directors declared a three-for-two split on its common stock, for stockholders of record as of November 28, 2003, and distributed on December 10, 2003. The effect of the stock split was a decrease to retained earnings and an increase in common stock of approximately $34.7 million.

     On November 11, 2003, the Company’s board of directors declared a two percent (2%) stock dividend, for stockholders of record as of November 28, 2003, and distributed on December 10, 2003. The effect of the stock dividend was a decrease to retained earnings, an increase in paid-in-capital and an increase in common stock of approximately $35.2 million, $33.1 million and $2.1 million, respectively.

     In December 2004 and in January 2005, the Company issued 2,675,500 and 401,300 shares, respectively, of the Company’s Series H Preferred Stock, with a liquidation price of $50 per share, providing a net capital infusion of $148.7 million.

     On December 6, 2004, the Company’s board of directors declared a three-for-two split on its common stock, for stockholders of record as of December 31, 2004, and distributed on January 10, 2005. The effect of the stock split was a decrease to retained earnings and an increase in common stock of approximately $54.6 million.

     On December 13, 2004, the Company’s board of directors declared a two percent (2%) stock dividend, for stockholders of record as of December 30, 2004, and distributed on January 10, 2005. The effect of the stock dividend was a decrease to retained earnings, an increase in paid-in-capital and an increase in common stock of approximately $45.8 million, $43.7 million and $2.1 million, respectively.

     Total common stock cash dividends declared in 2004 amounted to $23.5 million compared to $18.3 million in 2003.

     On January 3, 2005, the Company issued 401,300 shares of its 2004 Series H preferred stock over-allotment option to the underwriter. The preferred shares were issued at a price of $50.00 per share. Proceeds from the issuance of the 2004 Series H preferred stock amounted to $19,433,000, net of $632,000 of issuance costs.

     On January 20, 2005, the Company’s board of directors approved an increase in its annual dividend payments to stockholders for 2005 to $0.19 per share. This represents an increase of 32.14% over the dividends paid in 2004.

     On February 10, 2005, one of the Company’s executive officer exercised 35,113 options under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85.

     The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the twelve month period beginning July 1 for 1998 Series A, May 28 for 1999 Series B, March 30 for the 2001 Series C, August 1 for the 2001 Series D, October 31 for 2002 Series E, May 30 for 2003 Series F, August 29 for 2003 Series G and December 21 for 2004 Series H of the years indicated below, plus accrued and unpaid dividends, if any, for the current period to the date of redemption:

	Redemption Price per Share
December 31,	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H

2005	25.25	25.50	—	—	—	—	—	—
2006	25.00	25.00	$25.50	$25.50	—	—	—	—
2007	25.00	25.00	25.25	25.25	$25.50	—	—	—
2008	25.00	25.00	25.00	25.00	25.25	$25.50	$25.50	—
2009	25.00	25.00	25.00	25.00	25.00	25.25	25.25	$51.00
2010	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.50
2011 and thereafter	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.00

     Series A, B, C, D, E, F, G and H Preferred Stocks rank senior to the Company’s common stock as to dividends and liquidation rights. Dividends declared on preferred stock for the years ended December 31, 2004 and 2003 amounted to $27.2 million and $21.6 million, respectively.

     The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 14,747,670 shares (as adjusted) of common stock can be granted. Also, options for up to 14,747,670 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The options become fully exercisable after five years following the grant date. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization.

     The activity in outstanding options for the years ended December 31, 2004, 2003 and 2002, is set forth below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	4,862,723	$4.62	3,678,250	$7.01	2,370,500	$10.06

Transactions before stock split and stock dividend:
Options granted	—	—	—	—	—	—
Options exercised	(214,750)	4.52	(500,000)	6.67	—	—
Options forfeited	—	—	—	—	—	—

	4,647,973	4.62	3,178,250	7.06	2,370,500	10.06

Stock split and stock dividend effect	2,463,425	3.02	1,684,473	4.62	1,185,250	6.70

Transactions after stock split and stock dividend:
Options granted	—	—	—	—	122,500	15.85
Options exercised	—	—	—	—	—	—
Options forfeited	—	—	—	—	—	—

End of year	7,111,398	$3.02	4,862,723	$4.62	3,678,250	$7.01

     For more information, please refer to Note 17 (page 107) to the audited consolidated financial statements, which are included in Part II, Item 8.

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

     For the year ended December 31, 2004, the Company had approximately $80.7 million of regular taxable income, on which it is required to pay current income tax of $31.5 million. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes, subject to certain limitation. As a result of the above, the Company’s effective tax rate is substantially below the statutory rate.

     Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. At December 31, 2004, management estimated that the provisions of the Act did not have an effect on the Company’s financial position or results of operations.

     Any change in these tax laws or other regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the applicable local legislatures, may have an impact on the Company’s effective tax rate.

AVAILABLE INFORMATION

     We make available free of charge, through our investor relations section at our website, http://www.wholding.com/, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

     The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (http://www.sec.gov). In addition, our Internet website, in the Investor Relations Section, also includes our Code of Business Conduct and Ethics, our Code of Ethics for CEO and Senior Financial Officers, the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, and the Corporate Governance Guidelines of our Board of Directors. We also make available in print to any stockholder who requests them copies of our corporate governance principles, and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Mr. César A. Ruiz, Secretary, W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

ITEM 2. PROPERTIES

     The Company owns the condominium offices space housing its main offices at 19 West McKinley Street, Mayagüez, Puerto Rico. As of December 31, 2004, Westernbank owned approximately 13 branch premises and other facilities, nine (9) lots for future development, and one office building, all of them located in Puerto Rico. In addition, as of such date, Westernbank leased properties for branch operations in approximately 44 locations in Puerto Rico.

     At December 31, 2004, the Company’s future rental commitments under non-cancelable operating leases aggregated $7.6 million, not considering renewal options.

     The principal property owned by Westernbank for banking operations and other services is described below:

•	Westernbank World Plaza - a 23-story office building located at Puerto Rico’s main business district and which serves as Westernbank San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. The book value of this property at December 31, 2004, was $51.5 million.

     The Company’s investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2004, was $85.7 million. The combined net book value of the Company’s main offices as of December 31, 2004 was $969,000.

ITEM 3. LEGAL PROCEEDINGS

     Except as described below, there are no material pending legal proceedings other than ordinary routine legal proceedings incidental to the business of the Company to which the Company or any of its subsidiaries is the subject or of which any of their property is the subject.

     The Company has received from the Securities and Exchange Commission (the “SEC”) notice of a formal order of private investigation into matters that were the subject of a previously announced informal inquiry by the SEC. As previously disclosed, the inquiry appears to be primarily related to the other-than-temporary impairment charges announced by the Company in April 2003 in connection with its investments in corporate bond and loan obligations. The Company is cooperating fully with the SEC and will continue to do so. The Company does not expect to comment further regarding this matter, as the formal order is a confidential document directing a non-public investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company’s common stock is traded on the New York Stock Exchange (“NYSE”).

     The following table sets forth the range of high and low closing sale prices of the Company’s common stock, as quoted in the NYSE system, at the end of each quarter for 2004 and 2003. The prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions:

Quarter Ended	High (1) (2)	Low (1) (2)
December 2004	$15.41	$11.74
September 2004	12.46	10.60
June 2004	12.33	10.29
March 2004	13.75	11.95

December 2003	$12.44	$7.69
September 2003	8.28	7.21
June 2003	8.84	5.99
March 2003	7.88	6.82

(1)	Adjusted to reflect a three-for-two stock split and a 2% stock dividend on the Company’s common stock declared on December 6, 2004 and December 13, 2004, respectively, both distributed on January 10, 2005, and the three-for-two stock split and a 2% stock dividend declared on November 4, 2003 and November 11, 2003, respectively, both distributed on December 10, 2003.

(2)	Prices in table are rounded.

     As of December 31, 2004, the Company had 566 stockholders of record of its Common Stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Company’s Common Stock on such date, as quoted on NYSE was $15.29 per share (as adjusted).

     On November 4, 2003, the Company’s board of directors declared a three-for-two stock split on its common stock, for stockholders of record as of November 28, 2003, and distributed on December 10, 2003. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $34.7 million.

     On November 11, 2003, the Company’s board of directors declared a 2% stock dividend, for stockholders of record as of November 28, 2003, and distributed on December 10, 2003. The effect of the stock dividend was a decrease to retained earnings, an increase in paid-in-capital and an increase in common stock of $35.2 million, $33.1 million and $2.1 million, respectively.

     On December 6, 2004, the Company’s board of directors declared a three-for-two stock split on its common stock, for stockholders of record as of December 31, 2004, and distributed on January 10, 2005. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $54.6 million.

     On December 13, 2004, the Company’s board of directors declared a 2% stock dividend, for stockholders of record as of December 30, 2004, and distributed on January 10, 2005. The effect of the stock dividend was a decrease to retained earnings, an increase in paid-in-capital and an increase in common stock of $45.8 million, $43.7 million and $2.1 million, respectively.

     On January 15, 2004, the Company’s board of directors approved an increase in its annual dividend payments to stockholders for 2004 to $0.14 per share (as adjusted). This represents an increase of 26.31% over the dividends paid in 2003.

     On January 20, 2005, the Company’s board of directors approved an increase in its annual dividend payments to stockholders for 2005 to $0.19 per share. This represents an increase of 32.14% over the dividends paid in 2004.

     The Company’s cash dividends corresponding to 2004 and 2003 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)(2)
YEAR 2004
January 31, 2004	February 17, 2004	$0.01198
February 29, 2004	March 15, 2004	0.01198
March 31, 2004	April 15, 2004	0.01198
April 30, 2004	May 17, 2004	0.01198
May 31, 2004	June 13, 2004	0.01198
June 30, 2004	July 15, 2004	0.01198
July 31, 2004	August 16, 2004	0.01198
August 31, 2004	September 15, 2004	0.01198
September 30, 2004	October 15, 2004	0.01198
October 29, 2004	November 15, 2004	0.01198
November 30, 2004	December 15, 2004	0.01198
December 31, 2004	January 18, 2005	0.01198

Total		$0.14376

YEAR 2003
January 31, 2003	February 15, 2003	$0.00783
February 28, 2003	March 15, 2003	0.00961
March 31, 2003	April 15, 2003	0.00961
April 30, 2003	May 15, 2003	0.00961
May 30, 2003	June 13, 2003	0.00961
June 30, 2003	July 15, 2003	0.00961
July 31, 2003	August 15, 2003	0.00961
August 29, 2003	September 15, 2003	0.00961
September 30, 2003	October 15, 2003	0.00961
October 31, 2003	November 14, 2003	0.00961
November 28, 2003	December 15, 2003	0.00961
December 31, 2003	January 15, 2004	0.00987

Total		$0.11380

(1)	Adjusted to reflect a three-for-two stock split and a 2% stock dividend on the Company’s common stock declared on December 6, 2004 and December 13, 2004, respectively, both distributed on January 10, 2005, and the three-for-two stock split and a 2% stock dividend declared on November 4, 2003 and November 11, 2003, respectively, both distributed on December 10, 2003.

(2)	Prices in table are rounded to five decimal cents.

     Information concerning legal or regulatory restrictions on the payment of dividends by the Company and Westernbank is contained under the caption “Dividend Restrictions” in Part I, Item 1.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Form 10-K, and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2004, are derived from the Company’s Consolidated Financial Statements which have been audited by the Company independent registered public accounting firm.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
Income Statement Data:
Interest income	$591,376	$461,894	$385,734	$343,335	$290,587
Interest expense	291,842	222,586	219,413	218,269	192,137

Net interest income	299,534	239,308	166,321	125,066	98,450
Provision for loan losses	(36,691)	(27,048)	(15,083)	(12,278)	(8,700)

Net interest income after provision for loan losses	262,843	212,260	151,238	112,788	89,750
Noninterest income	31,233	6,646	24,743	18,181	13,868
Noninterest expenses	(100,125)	(84,821)	(73,917)	(60,310)	(53,216)

Income before income taxes	193,951	134,085	102,064	70,659	50,402
Income taxes	22,086	20,771	16,101	8,504	5,814

Net income	171,865	113,314	85,963	62,155	44,588

Preferred stock dividends	27,158	21,593	13,774	10,264	5,799

Net income available to common stockholders	$144,707	$91,721	$72,189	$51,891	$38,789

Share Data:
Basic earnings per common share (1)	$0.89	$0.57	$0.48	$0.36	$0.27
Diluted earnings per common share (1)	$0.86	$0.55	$0.47	$0.36	$0.27
Cash dividend declared per common share (1)(2)	$0.14	$0.11	$0.09	$0.07	$0.05
Period end number of common shares outstanding (1)	163,919	162,624	159,992	145,721	145,727
Weighted average number of common shares outstanding (1)	163,348	160,734	150,712	145,727	146,178
Weighted average number of common shares outstanding on a fully diluted basis (1)	170,443	165,330	152,491	146,139	146,178
Cash dividends declared on common shares	$23,502	$18,322	$14,045	$10,375	$8,307
Dividends payout ratio	16.24%	19.97%	19.46%	19.99%	21.42%

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
Performance ratios:
Return on assets (3)	1.33%	1.15%	1.22%	1.22%	1.17%
Return on common stockholders’ equity (3)	28.55	22.79	25.39	27.49	24.75
Efficiency ratio	30.51	31.75	39.15	41.97	47.14
Operating expenses to total end-of-period assets	0.70	0.74	0.90	1.02	1.25
Net yield on interest-earning assets	2.40	2.55	2.35	2.63	2.75

Balance Sheet Data:
Total assets	$14,336,662	$11,519,440	$8,205,077	$5,888,194	$4,260,857
Federal funds sold and resell agreements	1,017,303	649,852	459,147	156,133	169,309
Investments securities held to maturity, securities available for sale and trading securities	6,929,260	5,778,790	3,661,944	2,656,066	1,686,654
Loans-net	5,941,233	4,683,118	3,754,357	2,838,404	2,203,660
Total liabilities	13,254,983	10,690,931	7,620,329	5,500,285	4,010,239
Total deposits	6,231,211	5,385,476	4,298,744	3,233,912	2,636,695
Federal funds purchased and repurchase agreements	6,683,527	5,046,045	3,097,341	2,059,646	1,179,073
Stockholders’ equity	1,081,679	828,509	584,748	387,909	250,618

Capital Ratios:
Total capital to risk-weighted assets	15.70%	14.87%	13.83%	12.65%	11.73%
Tier I capital to risk-weighted assets	14.78	13.98	12.93	11.64	10.65
Tier I capital to average assets	7.72	7.22	7.21	7.17	6.02
Equity-to-asset ratio (3)	7.39	7.16	6.90	6.29	6.21

Asset Quality Ratios:
Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.27%	0.31%	0.28%	0.29%	0.28%
Total non-performing loans as a percentage of loans at end of period	0.57	0.66	0.51	0.49	0.43
Net loans charged-off to average total loans (4)	0.34	0.29	0.19	0.23	0.19
Allowance for loan losses to total loans at end of period	1.33	1.30	1.24	1.33	1.29
Allowance for loan losses to non-performing loans	233.64	197.17	242.80	271.83	298.53

(1)	Adjusted to reflect a three-for-two stock split and a 2% stock dividend on the Company’s common stock declared in December 2004, both distributed on January 10, 2005; the three-for-two stock split and a 2% stock dividend declared in November 2003, both distributed on December 10, 2003; and the three-for-two stock split declared in June 2002 and distributed on July 10, 2002.

(2)	Cash dividends amounts are rounded.

(3)	The return on assets is computed dividing net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

(4)	Average balances were computed using beginning and period-end balances.

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

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

OVERVIEW

     Total assets at December 31, 2004, 2003 and 2002 were $14.34 billion, $11.52 billion, and $8.21 billion, respectively. This growth was driven by increases in the Company’s loan and investment portfolios. Loans receivable-net grew by $1.26 billion for the year ended December 31, 2004, when compared to the previous year, resulting from the Company’s continued strategy of growing its commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolios. The investment portfolio, excluding money market instruments, increased $1.15 billion, from $5.78 billion in 2003, to $6.93 billion in 2004. The investment portfolio was $3.66 billion at December 31, 2002. Total deposits reached $6.23 billion, from $5.39 billion at December 31, 2003, and $4.30 billion at year end 2002.

     Net income was $171.9 million, $113.3 million and $86.0 million and earnings per basic common share were $0.89 ($0.86 on a diluted basis), $0.57 ($0.55 on a diluted basis) (split and stock dividend adjusted), and $0.48 ($0.47 on a diluted basis) (split and stock dividend adjusted) for the years 2004, 2003 and 2002, respectively. This increase in net income was primarily the result of strong loan and investment securities growth, maintaining strong asset quality and expense control and resulting in returns on average assets (“ROA”) of 1.33%, 1.15% and 1.22% and returns on average common stockholders’ equity (“ROCE”) of 28.55%, 22.79%, and 25.39% for the years ended 2004, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     The Company’s principal source of earnings is its net interest income. This is the difference between interest income on loans and invested assets (“interest-earning assets”) and its interest expense on deposits and borrowings, including federal funds purchased and repurchase agreements and advances from the FHLB (“interest-bearing liabilities”). Loan origination and commitments fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments, service charges, fees and other income, also affect income. In addition, the Company’s net income is affected by the level of its non-interest expenses, such as the provision for loan losses, compensation, employees’ benefits, occupancy costs, other operating expenses and income taxes.

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

     2004 VERSUS 2003. Net interest income for the year ended December 31, 2004 was $299.5 million, an increase of $60.2 million, or 25.17%, from $239.3 million for the prior year. The increase in 2004 was the result of increases in interest income from loans and investment securities, mainly in tax-exempt securities, which was partially offset by increases in interest expense on deposits and on federal funds purchased and repurchase agreements.

     Average interest-earning assets for the year ended December 31, 2004 increased by $3.10 billion or 33.06%, compared to the previous year, primarily driven by a rise in the average loan portfolio of $1.12 billion, particularly due to increases in the portfolio of commercial real estate, construction and in the other commercial loans portfolio, and an increase of $1.77 billion or 38.67% in the average investment portfolio, mainly in tax-exempt securities, such as U.S. Government and agencies obligations. Notwithstanding, average yields decreased from 4.92% in year 2003, to 4.74% for the year ended 2004. The decrease in the average yield was mainly due to a lower average yield earned on the loans portfolio, primarily due to a higher volume of commercial real estate loans and other commercial loans with floating rates. The decrease in the average yield earned on the loans portfolio was partially offset by higher reinvestment rates on matured and called securities, and higher yields earned in money market instruments. Reinvestment rates for new securities were higher when compared to the previous periods, except for the last quarter of 2004, as the U.S. Treasury yield curve initially steepened ahead of the reaction by the Federal Reserve which started to increase interest rates in the second week of August 2004. As a result of this lagging factor, yields earned on floating rate loans were not adjusted as fast as on investment securities since the Prime Rate (an index used by Westernbank to re-price most of its loans) was raised at a slower pace following the Federal Reserve action. More recently, during last quarter of 2004, reinvestment rates decreased, primarily due to the flattening of the U.S. Treasury yield curve.

     The impact of the strong growth in average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities of $2.95 billion or 33.49% for the year 2004, when compared to 2003. The overall cost of funds decreased from 2.53% in 2003, to 2.48% in 2004, mainly due to certain liabilities that became due during the current year that were of longer terms and higher costs. These liabilities were part of the strategy in previous periods of increasing the maturities of a portion of Westernbank’s liabilities in anticipation of rising interest rates. As explained in the preceding paragraph, cost of rates for deposits adjusted immediately as the LIBOR rate (an index used by Westernbank to re-price its deposits) increased by market conditions following the change in the U.S. Treasury yield curve. Interest-bearing deposits grew in average by $1.14 billion during the year 2004, while other borrowings in average (federal funds purchased, repurchase agreements and advances from FHLB) increased by $1.81 billion for the same period.

     The Company’s net yield on interest-earning assets decreased 15 basis points in 2004, to 2.40%. The decrease in the net interest margin was mainly attributed to a decrease in our loan portfolio yield and an increase in the rate paid in our deposits. This decrease was partially offset by an increase in the investment securities yield and a decrease in the rate paid in our borrowings, as previously explained.

     2003 VERSUS 2002. Net interest income for the year ended December 31, 2003 was $239.3 million, an increase of $73.0 million, or 43.88%, from $166.3 million for the same period in previous year. The increase in 2003 was the result of increases in interest income from loans, investment securities and money market instruments, which was partially offset by increases in interest expense on deposits and repurchase agreements.

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

     The impact of the strong growth in average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities of $2.16 billion or 32.53% for the year 2003 when compared to 2002. In order to offset such increase, the Company managed its liability costs carefully, decreasing the overall cost of rates paid from 3.30% in 2002 to 2.53% in 2003, while continuing to offer competitive rates. Interest-bearing deposits grew in average by $1.08 billion during the year 2003, while other borrowings in average (principally federal funds purchased and repurchase agreements) increased by $1.08 billion for the same period.

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

	YEARS ENDED DECEMBER 31,
	2004			2003			2002
		Average balance	Average		Average balance	Average		Average balance	Average
	Interest	(1)	Yield / Rate	Interest	(1)	Yield / Rate	Interest	(1)	Yield / Rate
	(Dollars in Thousands)
Normal Spread:
Interest-earning assets:
Loans, including loan fees (2)	$322,164	$5,401,955	5.96%	$275,848	$4,278,468	6.45%	$220,676	$3,315,514	6.66%
Investment securities (3)	212,213	5,400,997	3.93	134,273	3,571,299	3.76	112,759	2,600,210	4.34
Mortgage and asset- backed securities (3)	37,489	935,421	4.01	40,140	998,257	4.02	44,848	859,991	5.21
Money market instruments	19,510	745,828	2.62	11,633	534,444	2.18	7,451	314,633	2.37

Total	591,376	12,484,201	4.74	461,894	9,382,468	4.92	385,734	7,090,348	5.44

Interest-bearing liabilities:
Deposits	143,860	5,909,274	2.43	114,755	4,768,490	2.41	114,374	3,690,242	3.10
Federal funds purchased and repurchase agreements	141,414	5,676,595	2.49	101,652	3,891,972	2.61	98,233	2,815,608	3.49
Advances from FHLB	6,568	164,245	4.00	6,037	137,838	4.38	6,202	120,008	5.17
Other borrowings	—	—	—	142	3,698	3.85	604	15,469	3.90

Total	291,842	11,750,114	2.48	222,586	8,801,998	2.53	219,413	6,641,327	3.30

Net interest income	$299,534			$239,308			$166,321

Interest rate spread			2.26%			2.39%			2.14%

Net interest-earning assets		$734,087			$580,470			$449,021

Net yield on interest-earning assets (4)			2.40%			2.55%			2.35%

Interest-earning assets to interest-bearing liabilities ratio		106.25%			106.59%			106.76%

Tax Equivalent Spread:
Interest-earnings assets	$591,376	$12,484,201	4.74%	$461,894	$9,382,468	4.92%	$385,734	$7,090,348	5.44%
Tax equivalent adjustment	53,555	—	0.43	31,522	—	0.34	23,704	—	0.33

Interest-earning assets - tax equivalent	644,931	12,484,201	5.17	493,416	9,382,468	5.26	409,438	7,090,348	5.77

Interest-bearing liabilities	291,842	$11,750,114	2.48	222,586	$8,801,998	2.53	219,413	$6,641,327	3.30

Net interest income	$353,089			$270,830			$190,025

Interest rate spread			2.69%			2.73%			2.47%

Net yield on interest- earning assets (4)			2.83%			2.89%			2.68%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loans fees, net amounted to $10.6 million; $8.7 million and $5.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)	Includes trading and available for sale securities.

(4)	Net interest income divided by average interest-earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates.

	Year ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest income:
Loans	$64,831	$(18,515)	$46,316	$61,842	$(6,670)	$55,172
Investment securities (1)	71,641	6,299	77,940	33,413	(11,899)	21,514
Mortgage and asset-backed securities (1)	(2,519)	(132)	(2,651)	11,103	(15,811)	(4,708)
Money market instruments	5,216	2,661	7,877	4,828	(646)	4,182

Total increase (decrease) in interest income	139,169	(9,687)	129,482	111,186	(35,026)	76,160

Interest expense:
Deposits	27,757	1,348	29,105	1,618	(1,237)	381
Federal funds purchased and repurchase agreements	44,217	(4,455)	39,762	9,985	(6,566)	3,419
Advances from FHLB	972	(441)	531	6,304	(6,469)	(165)
Other borrowings	(142)	—	(142)	(453)	(9)	(462)

Total increase (decrease) in interest expense	72,804	(3,548)	69,256	17,454	(14,281)	3,173

Increase (decrease) in net interest income	$66,365	$(6,139)	$60,226	$93,732	$(20,745)	$72,987

(1)	Includes trading and available for sale securities.

     PROVISION FOR LOAN LOSSES

     The 2004 provision for loan losses was $36.7 million, an increase of $9.6 million from 2003. Net charge-offs during 2004 amounted to $18.2 million, which when subtracted from the provision for loan losses of $36.7 million resulted in a net increase in the allowance for loan losses of $18.5 million. The provision for the year ended 2003 was $27.0 million, an increase of $12.0 million from the year ended December 31, 2002. Net charge-offs during 2003 amounted to $12.5 million, which when subtracted from the provision for loan losses of $27.0 million resulted in a net increase in the allowance for loan losses of $14.5 million.

     The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of various conditions as the existing general economic and business conditions affecting key lending areas; terms, nature and volume of the portfolio, credit quality trends including trends in non-performing loans expected to result from existing conditions, evaluation of the collectibility of the loan portfolio, collateral values, credit concentrations, trends in historical loss experience, specific impaired loans and delinquency trends, among other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance as its loan portfolio grows and diversifies. For a more detailed discussion of the factors affecting the provision for loan losses and changes in the underlying factors affecting the components of the Allowance for Loan Losses refer to “Financial Condition — Allowance for Loan Losses” and to Part I, Item I, “Business – Allowance for Loan losses” on page 8.

     The increase in the provision for loan losses from 2003 to 2004 was mainly attributable to the overall growth in the Company’s loan portfolio, particularly its commercial real estate loan portfolio, the loan portfolio of its asset-based lending division, Westernbank Business Credit, and the provision associated with the loan portfolio of the Expresso of Westernbank. The provision for loan losses for the commercial loan portfolio grew by $8.7 million or 78.47%, from 2003 to 2004. This was primarily due to the increase in the loan portfolio of Westernbank Business Credit and the strong growth of the Company’s commercial real estate loan portfolio. The provision for loan losses for Westernbank Business Credit accounted for $6.0 million or 30.35% of the total provision for loan losses in the commercial loan portfolio for the year ended December 31, 2004, while for year 2003, it accounted for $2.1 million or 12.43% of the total provision for loan losses in the commercial loan portfolio. The provision for loan losses for the consumer loan portfolio grew by $262,000, from 2003 to 2004. The slight increase was primarily due to the relatively stable delinquency levels at the regular consumer loans portfolio and the decrease in the loan portfolio of the Expresso of Westernbank. The decrease in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division portfolio matures and average yield continue to increase.

     At December 31, 2004, the allowance for loan losses was $80.1 million or 1.33% of total loans, and 233.64% of total non-performing loans (reserve coverage), compared to an allowance for loan losses at December 31, 2003 of $61.6 million or 1.30% of total loans, and 197.17% of total non-performing loans. The reserve coverage increased from 197.17% in 2003, to 233.64% in 2004. The increase was principally due to the increase in the allowance for loan losses, as a result of increases in the commercial real estate loans portfolio and other commercial loans portfolio, particularly the loan portfolio of Westernbank Business Credit.

     During 2004, net charge-offs amounted to $18.2 million, an increase of $5.7 million from $12.6 million in 2003. Net charge-offs to average loans increased to 0.34% in 2004, compared to 0.29% in 2003. Accounts amounting to $22.2 million were written-off against the allowance for loan losses in 2004, compared to $14.9 million in 2003, an increase of $7.3 million. The increase in net charge-offs was primarily due to loans charged-off in the ordinary course of business, mainly in our consumer loan portfolio. The increase in consumer loans charged-off for the year ended December 31, 2004, was principally due to loans charged-off by the Expresso of Westernbank Division amounting to $12.4 million, compared to charge-offs of $7.9 million for 2003. The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $4.0 million in 2004 and $2.3 million in 2003.

     The increase in the provision for loan losses from 2002 to 2003 was primarily attributed to the overall strong growth in the Company’s loan portfolio and particularly those of Westernbank’s newest Divisions: Westernbank Business Credit and Expresso of Westernbank. The provision for loan losses for the commercial loan portfolio grew by $988,000 or 9.80%, from 2002 to 2003. This was primarily due to the increase in the loan portfolio of Westernbank Business Credit and the strong growth of the Company’s commercial real estate loans portfolio. The provision for loan losses for Westernbank Business Credit accounted for $2.1 million in 2003 and $1.5 million in 2002 of the total provision for loan losses in the commercial loan portfolio. The provision for loan losses for the consumer loan portfolio grew by $9.4 million or 124.39%, from 2002 to 2003. This increase was primarily due to an increase in the average outstanding loan portfolio of the Expresso of Westernbank, in addition to the strong growth of the Company’s other consumer loan (principally collateralized by real estate) portfolio.

     During 2003, net charge-offs amounted to $12.5 million, an increase of $6.2 million, from $6.3 million in 2002. Net charge-offs to average loans increased to 0.29% in 2003 compared to 0.19% in 2002. Accounts amounting to $14.9 million were written-off against the allowance for loan losses in 2003, compared to $8.0 million in 2002, an increase of $6.9 million. The increase in net charge-offs was primarily due to loans charged-off in the ordinary course of business in our consumer loan portfolio. The increase in consumer loans charged-off for the year ended December 31, 2003, was principally due to loans charged-off by the Expresso of Westernbank Division amounting to $7.9 million, compared to write offs of $62,000 for 2002 (Expresso of Westernbank began operations in July 2002). The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $2.3 million in 2003 and $1.6 million in 2002.

     NONINTEREST INCOME

     Noninterest income, excluding derivative transactions and net gain (loss) on sales and valuation of loans, securities and other assets, grew $780,000, during the year ended December 31, 2004, when compared to $27.8 million in year 2003. Noninterest income also grew $5.3 million or 23.67% during the year ended December 31, 2003, when compared to $22.5 million in year 2002. The increases for the years ended December 31, 2004 and 2003 were primarily driven by higher activity associated with service charges on loans and deposit accounts and other fees, including fees associated to the trust division, insurance commissions earned by Westernbank Insurance Corp., and fees generated by the asset-based lending operation as well as increases in other areas resulting from the Company’s overall growing volume of business. The increase in other income for 2003 was partially offset by a net loss on sales and valuation of loans, securities and other assets of $22.7 million ($17.0 million net of tax) recorded during the first half of year 2003, related to the corporate bond and loan obligations (“CBO’s” and “CLO’s”) portfolio liquidated on June 6, 2003. See Note 3 – Investment Securities (page 85) – to the audited consolidated financial statements, included in Part II, Item 8, and Financial Condition - Investments section on page 50.

     NONINTEREST EXPENSES

     Total noninterest expenses increased $15.3 million or 18.04% and $10.9 million or 14.75% in 2004 and 2003, respectively.

     Salaries and employees’ benefits accounted for the majority of such increase, rising $4.5 million or 13.23% for the year 2004, as compared to the corresponding period in 2003, which also increased $5.8 million or 20.78% from $28.0 million during 2002. Such increases are attributed to the continued expansion of the Company, including increases in personnel, normal salary increases and related employees’ benefits, principally attributed to our continued expansion in the San Juan Metropolitan area. At December 31, 2004, the Company had 1,175 full-time employees, including its executive officers, an increase of 83 employees or 7.60%, when compared to the prior year. New personnel and additional infrastructure were added to support the continued expansion of the Company. At December 31, 2002, the Company had 1,031 full-time employees, including its executive officers, increasing to 1,092 employees by the end of year 2003.

     Advertising expense increased $3.8 million or 56.88% for the year ended December 31, 2004, when compared to $6.7 million in year 2003. Advertising expense for year 2002 amounted to $6.9 million. The increase in 2004 was principally due to various radio, newspaper and television campaigns promoting Westernbank’s institutional image and positioning the Company for its strategy in the San Juan Metropolitan area, as well as 2004 promotional campaigns for several Westernbank’s products.

     Noninterest expenses, as a group, excluding salaries and employees’ benefits and advertising, increased $7.0 million or 15.85%, during the year ended December 31, 2004, from $44.3 million in 2003, to $51.3 million in 2004, compared to an increase of $5.2 million or 13.44%, from $39.0 million in 2002. These increases resulted primarily from costs associated with the additional investment in technology and general infrastructure to sustain and coordinate the Company’s growth and expansion in all of its business areas.

     The Company continued its strict cost control measures, maintaining operating expenses at adequate levels, as evidenced by its improving efficiency ratios of 30.51%, 31.75% and 39.15% for the years 2004, 2003 and 2002, respectively.

     PROVISION FOR INCOME TAXES

     Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates raging from 20% to 39%. The provision for income taxes for the year ended December 31, 2004 amounted to $22.1 million, compared to $20.8 million in 2003 and $16.1 million in 2002. The current provision for Puerto Rico income taxes for the year ended December 31, 2004 amounted to $28.2 million, compared to $29.3 million in 2003 and $18.6 million in 2002. The increase in the income before the provision for income taxes in 2004 includes an increase in the Company’s exempt interest income derived from a significant investment in tax exempt securities, primarily in U.S. Government and Agencies Obligations, the interest of which is exempt under Puerto Rico income tax laws. Also, activities relating to the Westernbank International division are exempt from income tax purposes. As a result, the Company’s effective tax rate is substantially below the statutory rate, being 11.00%, 15.00% and 16.00% for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in the effective tax rate for the year 2004 is attributable to the significant increase in the Company’s exempt interest income. The 15.00% and 16.00% effective tax rate for the years 2003 and 2002, respectively, was attributable to higher levels of taxable income resulting from new lines of business commenced in 2001 and 2002. Deferred income taxes reflect the impact of credit, operating and capital losses carryforwards, and “temporary differences” between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The deferred income tax credit decreased in 2004 and increased in 2003, since in 2003 the Company recorded a deferred income tax asset related to a capital loss carryforward on the liquidation of the Company’s CBO’s and CLO’s portfolio which is available to offset capital gains in future years (See Note 11 – Income Taxes (page 98) – to the audited consolidated financial statements, included in Part II, Item 8).

     NET INCOME

     The Company’s net income increased $58.6 million or 51.67% from 2003 to 2004 and $27.4 million or 31.82% from 2002 to 2003. The increase in both years resulted from an increase in net interest income and noninterest income, which was partially offset by increases in total noninterest expenses, in the provisions for loan losses and income taxes. Net income for the year 2003 was affected by the net loss of $22.7 million ($17.0 million net of tax) recorded in the first semester of 2003, relating to the Company’s investment in CBO’s and CLO’s.

     FINANCIAL CONDITION

     LOANS

     Loans receivable-net were $5.94 billion or 41.44% of total assets at December 31, 2004, an increase of $1.26 billion, or 26.86%, from December 31, 2003. Loans, net were $4.68 billion or 40.65% of total assets at December 31, 2003, increasing $928.8 million or 24.74%, from $3.75 billion or 45.76% of total assets at December 31, 2002.

     The Company continues to focus on growing its commercial loans portfolio through commercial real estate, construction loans, asset-based lending and other commercial loans. As a result, the portfolio of real estate loans secured by first mortgages increased from $2.67 billion as of December 31, 2002, to $3.36 billion as of December 31, 2003, further increasing to $4.39 billion as of December 31, 2004. Commercial real estate loans secured by first mortgages were $3.15 billion at December 31, 2004, an increase of $893.2 million or 39.50% from December 31, 2003. Commercial real estate loans secured by first mortgages were $2.26 billion at December 31, 2003, an increase of $613.9 million or 37.26%, from $1.65 billion at December 31, 2002. Consumer loans (including credit cards, loans on deposits and other loans) and commercial loans (principally collateralized by other than real estate) increased from $1.13 billion as of December 31, 2002, to $1.39 billion as of December 31, 2003, to $1.64 billion as of December 31, 2004.

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

     During the past five years, loans have grown at an average annualized rate of 26.07%. As of December 31, 2004, commercial loans were 66.03% (80.40% collateralized by real estate) and consumer loans were 14.59% (67.50% collateralized by real estate) of the $5.94 billion loan portfolio-net, compared to commercial loans of 59.49% (81.16% collateralized by real estate) and consumer loans of 18.40% (60.51% collateralized by real estate) of the $4.68 billion loan portfolio-net as of December 31, 2003. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of December 31, 2004. As of December 31, 2004, Westernbank Business Credit and Expresso of Westernbank divisions’ loan portfolios amounted to $831.1 million and $144.0 million, respectively. For the years ended December 31, 2004 and 2003, the average yields of Westernbank Business Credit and the Expresso of Westernbank loan portfolios were 6.21% and 5.50%, and 20.34% and 18.41%, respectively.

     The following table sets forth the composition of the Westernbank’s loans portfolio at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Residential real estate:
Mortgage	$902,937	15.2%	$894,007	19.1%	$844,803	22.5%	$847,462	29.9%	$781,213	35.5%
Construction	328,145	5.5	202,600	4.3	181,266	4.8	117,957	4.2	80,905	3.7
Commercial, industrial and agricultural (1):
Real estate	3,154,679	53.1	2,261,465	48.3	1,647,602	38.9	1,115,700	39.3	887,084	40.2
Business and others	768,604	12.9	524,747	11.2	384,200	15.2	378,696	13.3	99,483	4.5

Consumer and others (2)	866,934	14.6	861,907	18.4	743,600	19.8	416,953	14.7	383,903	17.4

Total loans	6,021,299	101.3	4,744,726	101.3	3,801,471	101.3	2,876,768	101.4	2,232,588	101.3

Allowance for loan losses	(80,066)	(1.3)	(61,608)	(1.3)	(47,114)	(1.3)	(38,364)	(1.4)	(28,928)	(1.3)

Loan - net	$5,941,233	100.0%	$4,683,118	100.0%	$3,754,357	100.00%	$2,838,404	100.00%	$2,203,660	100.00%

(1)	Includes $831.1 million, $641.1 million, $427.7 million and $255.8 million of Westernbank Business Credit division outstanding loans at December 31, 2004, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes $144.0 million, $155.6 million and $117.4 million of Expresso of Westernbank division outstanding loans at December 31, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

     Residential real estate mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2004, residential mortgage loans included $11.6 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

     Westernbank originated $1.70 billion of commercial real estate loans, including asset-based and construction loans, during the year ended December 31, 2004. At December 31, 2004, commercial real estate loans totaled $3.15 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans amounted to $2.2 million at December 31, 2004. At December 31, 2004, the Company maintained its status as a secured lender, with approximately 83% of its loans collateralized by real estate.

     The portfolio of Consumer and Other loans at December 31, 2004, consisted of consumer loans of $866.9 million, of which $585.2 million are secured by real estate, $252.1 million are unsecured consumer loans (consisting of $132.0 million of the Expresso of Westernbank division loans portfolio, credit card loans of $53.3 million and other consumer loans of $66.8 million) and loans secured by deposits in Westernbank totaling $29.6 million.

     During 2004, Westernbank securitized $7.5 million and $3.3 million of residential mortgage loans into Government National Mortgage Association and Fannie Mae participation certificates, respectively, and sold loans amounting to $22.0 million to Fannie Mae. Westernbank continues to service outstanding loans which are securitized and those individually sold to Fannie Mae.

     The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at December 31, 2004. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		Maturities
			After one year to five years		After five years
			(In thousands)
	Balance outstanding at	One year or	Fixed	Variable	Fixed	Variable
	December 31, 2004	less	interest	interest	interest	interest
Residential real estate:
Mortgage	$902,937	$2,303	$16,636	$—	$218,050	$665,948	(1)
Construction	328,145	153,171	—	174,974	—	—
Commercial, industrial and agricultural:
Real estate	3,154,679	1,023,502	311,937	273,272	77,233	1,468,735
Business and others	768,604	547,083	28,184	43,015	6,447	143,875
Consumer and others	866,934	114,429	201,569	—	550,936	—

Total	$6,021,299	$1,840,488	$558,326	$491,261	$852,666	$2,278,558

(1)	Includes $600.8 million of purchased fixed rate loans in which seller guarantees the Company a return at a floating rate of interest (three month LIBOR plus a spread). See Note 19 - On-Balance Sheet Derivative Instruments and Hedging Activities (page 109) - to the audited consolidated financial statements, included in Part II, Item 8.

     Westernbank’s loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.

     Westernbank originates loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in the Board of Directors approved loan policies. Detailed loan applications are obtained to determine the borrower’s repayment ability. Applications are verified through the use of credit reports, financial statements and other confirmation procedures. Property valuations by independent appraisers approved by the Board of Directors are required for mortgage and all real estate loans.

     Westernbank’s Senior Credit Committee approval is required for all loans in excess of $5.0 million ($15.0 million in the case of Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans from $1.0 million, to $5.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed by a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $5.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee are also reviewed and ratified by the Board of Directors. All loans in excess of $50.0 million require the approval of the Board of Directors.

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

     Westernbank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty-five years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgages are originated with the intent to sell. In addition to its residential loan originations, Westernbank also purchases residential first mortgage loans from other mortgage originators in Puerto Rico. During the year ended December 31, 2004, Westernbank purchased $250.1 million of such loans.

     Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of December 31, 2004, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.55% (less than 1%), compared to 0.84% (less than 1%) at December 31, 2003. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “NON-PERFORMING LOANS AND FORECLOSED REAL ESTATE HELD FOR SALE” on next page.

     Westernbank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by Westernbank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, Westernbank makes fixed-rate residential second mortgage consumer loans. In July 2002, Westernbank launched a new banking division focused on offering consumer loans through 19 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $150,000.

     Westernbank offers the service of VISA™ and Master Card™ credit cards. At December 31, 2004, there were approximately 24,324 outstanding accounts, with an aggregate outstanding balance of $53.3 million and unused credit card lines available of $95.4 million.

     In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2004, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.03%, compared to 0.89% at December 31, 2003. The increase in the delinquency ratio from 2003 to 2004 was mainly due to an increased number of delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.

     Westernbank has 83% of its loan portfolio as of December 31, 2004, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.57% at December 31, 2004, and 0.74% at December 31, 2003.

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

     The accrual of interest on loans is discontinued when there is a clear indication the borrower’s cash flow may not be sufficient to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful.

     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Commercial, industrial and agricultural loans	$25,417	$24,142	$13,567	$7,947	$6,140
Consumer loans	7,122	4,845	3,812	3,431	1,733
Residential real estate mortgage and construction loans	1,730	2,259	2,026	2,735	1,817

Total non-performing loans	34,269	31,246	19,405	14,113	9,690
Foreclosed real estate held for sale	3,811	4,082	3,679	3,013	2,454

Total non-performing loans and foreclosed real estate held for sale	$38,080	$35,328	$23,084	$17,126	$12,144

Interest that would have been recorded if the loans had not been classified as non-performing	$3,557	$2,500	$1,102	$1,123	$979

Interest recorded on non-performing loans	$243	$583	$775	$1,716	$780

Total non-performing loans as a percentage of total loans at end of period	0.57%	0.66%	0.51%	0.49%	0.43%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.27%	0.31%	0.28%	0.29%	0.28%

     The increase in non-performing loans from year end 2003, to year end 2004 was mostly attributed to one commercial loan with a principal balance of $1.5 million, collateralized by real estate. At December 31, 2004, this loan did not require a valuation allowance. At December 31, 2004, the allowance for possible loan losses was 233.64% of total non-performing loans (reserve coverage).

     The increase in non-performing loans from year end 2002, to year end 2003 was mostly attributed to eight commercial loans with principal balances of $1.6 million, $1.5 million, $1.1 million, $1.0 million, and four other loans with outstanding principal balances below $1.0 million, all of which are collateralized by real estate. At December 31, 2003, two of these loans with outstanding balances of $1.1 million and $695,000, had a specific valuation allowance of $277,000 and $201,000, respectively. At December 31, 2003, the allowance for possible loan losses was 197.17% of total non-performing loans (reserve coverage).

     ALLOWANCE FOR LOAN LOSSES

     Westernbank maintains an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, based on evaluations of the collectibility and historical loss experience of loans. The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology consists of several key elements, which include:

     The Formula Allowance. The formula allowance is calculated by applying loss factors to outstanding loans not otherwise covered by specific allowances. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current condition on loss recognition. Factors that management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), asset quality trends, changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company’s internal credit examiners. Loss factors are described as follows:

•	Loan loss factors for commercial loans, including construction and land acquisition loans, are based on historical loss trends for three to five years, as adjusted for management’s expected increase in the loss factors given the significant increase in such loan portfolios over the last few years.

•	Pooled loan loss factors are also based on historical loss trends for one to three years. Pooled loans are loans that are homogeneous in nature, such as consumer installment, residential mortgage loans and credit cards.

     Specific Allowances for Identified Problem Loans and Portfolio Segments. Specific allowances are established and maintained where management has identified significant adverse conditions or circumstances related to a credit or portfolio segment that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Westernbank.

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

     At December 31, 2004, the allowance for loan losses was $80.1 million, consisting of $71.2 million general allowance (including the unallocated allowance) and $8.9 million of specific allowances. As of December 31, 2004, the allowance for loan losses equals 1.33% of total loans and 233.64% of total non-performing loans, compared with an allowance for loan losses at December 31, 2003 of $61.6 million, or 1.30% of total loans, and 197.17% of total non-performing loans.

     As of December 31, 2004, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002		2001	2000
	(Dollars in thousands)
Balance, beginning of year	$61,608	$47,114	$38,364		$28,928	$23,978

Loans charged-off:
Consumer loans (1)	(16,473)	(12,203)	(4,576)		(3,840)	(4,760)
Commercial, industrial and agricultural loans	(5,433)	(2,479)	(3,389	)(2)	(2,970)	(372)
Real estate-mortgage and construction loans	(297)	(184)	—		(228)	(231)

Total loans charged-off	(22,203)	(14,866)	(7,965)		(7,038)	(5,363)

Recoveries of loans previously charged-off:
Consumer loans (3)	1,920	799	858		996	795
Commercial, industrial and agricultural loans	1,844	1,141	584		133	594
Real estate-mortgage and construction loans	206	372	190		175	224

Total recoveries of loans previously charged-off	3,970	2,312	1,632		1,304	1,613

Net loans charged-off	(18,233)	(12,554)	(6,333)		(5,734)	(3,750)
Provision for loan losses	36,691	27,048	15,083		12,278	8,700
Allowance acquired on loans purchased	—	—	—		2,892	—

Balance, end of period	$80,066	$61,608	$47,114		$38,364	$28,928

Ratios:
Allowance for loan losses to total loans at end of period	1.33%	1.30%	1.24%		1.33%	1.29%
Provision for loan losses to net loans charged-off	201.23%	215.45%	238.17%		214.13%	232.00%
Recoveries of loans to loans charged-off in previous period	26.71%	29.03%	23.19%		24.31%	21.92%
Net loans charged-off to average total loans (4)	0.34%	0.29%	0.19%		0.23%	0.19%
Allowance for loans losses to non-performing loans	233.64%	197.17%	242.80%		271.83%	298.53%

(1)	Includes $12.4 million, $7.9 million and $62,000 of Expresso of Westernbank charge-offs, for the years ended December 31, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

(2)	Includes $505,000 in 2002 of Westernbank Business Credit division, consisting of one loan originally acquired in the purchased loan portfolio from Congress Credit Corporation, a subsidiary of First Union National Bank N.A. on June 15, 2001. This loan was fully reserved at the acquisition date.

(3)	Includes $1.0 million and $17,000 of Expresso of Westernbank recoveries, for the years ended December 31, 2004 and 2003, respectively.

(4)	Average loans were computed using beginning and period-end balances.

     The following table presents the allocation of the allowance for credit losses, the loan portfolio composition percentage and the allowance coverage ratio in each loan category to total loans, as set forth in the “Loans” table on page 43, at the end of each year.

	AT DECEMBER 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance for credit losses:

Commercial, industrial and agricultural loans (1)	$58,208	$41,400	$31,671	$24,397	$16,273
Consumer loans (2)	19,425	17,472	12,004	8,203	7,194
Residential real estate mortgage and construction loans	407	415	443	494	526
Unallocated	2,026	2,321	2,996	5,270	4,935

Total allowance for loan losses	$80,066	$61,608	$47,114	$38,364	$28,928

Loan portfolio composition percentages:

Commercial, industrial and agricultural loans	65.15%	58.72%	53.45%	51.95%	44.19%
Consumer loans	14.40%	18.17%	19.56%	14.49%	17.20%
Residential real estate mortgage and construction loans	20.45%	23.11%	26.99%	33.56%	38.61%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance coverage ratio at end of year:

Applicable to:

Commercial, industrial and agricultural loans	1.48%	1.49%	1.56%	1.63%	1.65%
Consumer loans	2.24%	2.03%	1.61%	1.97%	1.87%
Residential real estate mortgage and construction loans	0.03%	0.04%	0.04%	0.05%	0.06%
Unallocated (as a percentage of total loans)	0.03%	0.05%	0.08%	0.18%	0.22%

Total loans	1.33%	1.30%	1.24%	1.33%	1.29%

(1)	Includes an allowance of $6.0 million, $6.6 million, $4.5 million and $3.1 million for Westernbank Business Credit loans at December 31, 2004, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes an allowance of $13.8 million, $10.0 million and $1.5 million for Expresso of Westernbank loans portfolio at December 31, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

     Loans are classified as impaired or not impaired in accordance with SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that Westernbank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.

     Westernbank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding $500,000 in 2004 and 2003, and $250,000 in 2000 to 2002) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment; loans that are recorded at fair value or at the lower of cost or market are not evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.

     Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.

     The following table sets forth information regarding the investment in impaired loans:

	2004	2003	2002	2001	2000
			(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$29,975	$28,217	$26,074	$21,996	$8,040
Do not require a valuation allowance	24,200	22,088	24,515	20,482	4,834

Total	$54,175	$50,305	$50,589	$42,478	$12,874

Valuation allowance for impaired loans	$8,412	$4,646	$4,752	$4,181	$1,157

Average investment in impaired loans	$46,509	$46,676	$46,147	$20,293	$11,873

Interest collected and recognized as income on impaired loans	$2,460	$2,452	$4,041	$1,716	$780

     At December 31, 2004, Westernbank’s investment in impaired loans increased by $3.9 million or 7.14%, from $50.3 million as of December 31, 2003. The increase was mainly attributed to a newly classified loan with an aggregate outstanding principal balance of $10.9 million for which an allowance of $500,000 was established at December 31, 2004.

     At December 31, 2003, Westernbank’s investment in impaired loans remained relatively stable when compared to year 2002, although the loans comprising the balance may have changed. At December 31, 2002, Westernbank’s investment in impaired loans increased $8.1 million or 19.09%, from $42.5 million as of December 31, 2001, to $50.6 million as of December 31, 2002. This increase was principally attributed to four newly classified loans with an aggregate outstanding principal balance of approximately $13.0 million as of December 31, 2002. All loans are collateralized by real estate and required a combined valuation allowance of $823,000.

INVESTMENTS

     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Investment Committee (composed of members of the Board of Directors, as well as the President and Chief Executive Officer and the Chief Financial Officer).

     The Investment Department is authorized to purchase and sell federal funds, interest bearing deposits in banks, banker’s acceptances of commercial banks insured by the FDIC, mortgage and asset-backed securities, Puerto Rico and U.S. Government and agency obligations, municipal securities rated A or better by any of the nationally recognized rating agencies, commercial paper and corporate notes rated P-1 by Moody’s Investors Service, Inc or A-1 by Standard and Poor’s, a Division of the McGraw-Hill Companies, Inc. In addition, the Investment Department is responsible for the pricing and sale of deposits and repurchase agreements.

     At the date of purchase, the Company classifies debt and equity securities into one of three categories: held to maturity; trading; or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities for which management has the intent and ability to hold to maturity are classified as held to maturity and stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of income tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method.

     The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

     Federal funds sold and resell agreements amounted to $341.9 million and $675.4 million, respectively, at December 31, 2004. Federal funds sold mature the next business day, while resell agreements mature as follows: $125.4 million the next business day, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At December 31, 2004, the fair value of the underlying collateral amounted to $692.1 million.

     The following table presents the carrying value of investments at December 31, 2004 and 2003:

	2004	2003
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,004,849	$4,463,493
Puerto Rico Government and agencies obligations	34,822	34,500
Commercial paper	25,000	174,976
Corporate notes	26,418	51,409
Mortgage and asset-backed securities	830,290	999,332

Total	6,921,379	5,723,710

Available for sale:
Collateralized mortgage obligations (CMO’s)	7,881	49,910
Equity securities - preferred stock	—	5,170

Total	7,881	55,080

Total investments	$6,929,260	$5,778,790

Mortgage and asset-backed securities at December 31, 2004 and 2003, consists of:

	2004	2003
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by the Federal National Mortgage Association (FNMA)	$6,116	$29,948
CMO’s issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC)	1,765	19,962

Total available for sale	7,881	49,910

Held to maturity:
Government National Mortgage Association certificates	9,881	9,753
FHLMC certificates	5,663	7,297
FNMA certificates	3,642	4,542
CMO’s certificates issued or guaranteed by FHLMC	706,632	885,408
CMO’s certificates issued or guaranteed by FNMA	104,441	84,322
CMO’s other	31	168
Asset-backed securities	—	7,842

Total held to maturity	830,290	999,332

Total mortgage and asset-backed securities	$838,171	$1,049,242

     At December 31, 2004, no investment of a single issuer (in aggregate balance) exceeded 10% of the consolidated stockholders’ equity.

     The carrying amount of investment securities at December 31, 2004, by contractual maturity (excluding mortgage and asset-backed securities), are shown below:

	Carrying	Weighted
	amount	average yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$99,921	2.20%
Due after one year through five years	4,108,423	3.90
Due after five years through ten years	1,796,505	4.12
Due after ten years	—	—

	6,004,849	3.94

Puerto Rico Government and agencies obligations:
Due within one year	3,000	4.75
Due after one year through five years	10,468	5.25
Due after five years through ten years	20,004	4.15
Due after ten years	1,350	6.15

	34,822	4.61

Other:
Due within one year	25,000	2.95
Due after one year through five years	4,993	6.13
Due after five years through ten years	—	—
Due after ten years	21,425	8.33

	51,418	5.50

Total	6,091,089	3.95

Mortgage and asset-backed securities	838,171	4.21

Total	$6,929,260	3.99%

     The Company’s investment portfolio at December 31, 2004 had an average contractual maturity of 53 months, when compared to an average maturity of 63 months at December 31, 2003. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2004, had a remaining average contractual maturity of 10 months. However, no assurance can be given that such levels will be maintained in future periods.

     The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been below its cost basis, the expectations for that security’s performance, the credit worthiness of the issuer, and the Company’s intention and ability to hold the security to maturity.

     The impairment analysis on the mortgage and asset-backed securities is done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, on sensitivity and expected cash flow analyses made by major brokerage houses and on the credit worthiness of the issuer. The Company also considers its intent and ability to hold these securities. If management believes, based on the analysis, that the principal and interest obligations on any mortgage and asset-backed security will not be received in a timely manner, the security is written down to fair value based on available secondary market prices from broker/dealers.

     The equity securities and corporate notes impairment analyses are performed and reviewed quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.

     In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporarily impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and April 15, 2003. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. Management concluded, based on these facts and the secondary market prices, that a $15.7 million other-than-temporary impairment write-down adjustment was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO’s that were downgraded as available for sale as of March 31, 2003.

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

     The Company’s investment portfolio as of December 31, 2004 and 2003, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in unrealized loss position as of December 31, 2004 and 2003. These unrealized losses related to interest rate changes. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2004 and 2003. As the Company has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines were deemed to be other-than-temporary at December 31, 2004 and 2003.

DEPOSITS

     Westernbank offers a diversified choice of deposit accounts. Savings deposits increased from $692.2 million as of December 31, 2003, to $829.4 million as of December 31, 2004, an increase of $137.2 million or 19.82%. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $4.69 billion as of December 31, 2003, to $5.40 billion as of December 31, 2004, an increase of $708.5 million or 15.09%. Other deposits include brokered deposits amounting to $4.16 billion and $3.51 billion as of December 31, 2004 and 2003, respectively. These accounts have historically been a stable source of funds.

     At December 31, 2004, Westernbank had total deposits of $6.23 billion, of which $829.4 million or 13.31% consisted of savings deposits, $303.7 million or 4.87% consisted of interest bearing demand deposits, $249.4 million or 4.00% consisted of noninterest bearing deposits and $4.85 billion or 77.82% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.

     At December 31, 2004, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$73,337
over 3 months through 6 months	27,324
over 6 months through 12 months	25,520
over 12 months	86,437

Total	$212,618

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$4,617,785	2.64%	$3,775,263	2.59%	$2,889,649	3.40%
Savings deposits	784,589	2.14%	605,854	2.15%	509,114	2.46%
Interest bearing demand deposits	200,190	2.63%	160,015	2.55%	124,127	2.90%
Noninterest bearing demand deposits	306,710	—	227,358	—	167,352	—

	$5,909,274	2.43%	$4,768,490	2.41%	$3,690,242	3.10%

BORROWINGS

     The following table sets forth the borrowings of the Company at the dates indicated:

	2004	2003	2002
		(In thousands)
Federal funds purchased and repurchase agreements (1)	$6,683,527	$5,046,045	$3,097,341
Advances from Federal Home Loan Bank (FHLB)	211,000	146,000	120,000
Mortgage note payable	36,858	37,234	37,822

	$6,931,385	$5,229,279	$3,255,163

(1)	Federal funds purchased amounted to $75.0 million at December 31, 2004, at a weighted average interest rate of 2.37%, and mature the next business day. No such borrowings were outstanding at December 31, 2003 and 2002.

     Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.68 billion in federal funds purchased and repurchase agreements outstanding at December 31, 2004, at a weighted average rate of 2.85%. Federal funds purchased and repurchase agreements outstanding as of December 31, 2004, mature as follows: $4.33 billion within 30 days; $704.0 million in 2005; $47.5 million in 2006; $585.3 million in 2007; and $1.02 billion thereafter.

     Westernbank also obtains advances from FHLB of New York. As of December 31, 2004, Westernbank had $211.0 million in outstanding FHLB advances at a weighted average rate of 3.78%. Advances from FHLB mature as follows: $39.0 million within 30 days; $70.0 million in 2006; $60.0 million in 2007; and $42.0 million in 2010.

     At December 31, 2004, with respect to repurchase agreements amounting to $1.56 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $1.04 billion at December 31, 2004, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.

     At December 31, 2004, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.9 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the (1) greater of 13.05% or the Treasury

Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

     A summary of short-term borrowings, including federal funds purchased, repurchase agreements and advances from Federal Home Loan Bank, and interest rates at and for the year ended December 31, are indicated below:

	2004	2003	2002
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$75,029	$—	$—
Weighted-average interest rate at year end	2.37%	—%	—%
Monthly average outstanding balance	$23,753	$8,500	$418
Weighted-average interest rate for the year	1.95%	1.34%	2.15%
Maximum month-end balance	$95,005	$75,000	$418

Repurchase agreements:
Balance at end of year	$4,138,257	$1,648,891	$1,029,493
Weighted-average interest rate at year end	2.30%	1.21%	1.46%
Monthly average outstanding balance	$2,377,042	$1,093,921	$1,371,832
Weighted-average interest rate for the year	1.67%	1.24%	1.92%
Maximum month-end balance	$4,206,540	$1,717,184	$1,962,319

Advances from FHLB:
Balance at end of year	$25,000	$40,000	$—
Weighted-average interest rate at year end	2.41%	1.20%	—%
Monthly average outstanding balance	$21,250	$31,917	$—
Weighted-average interest rate for the year	1.65%	1.33%	—%
Maximum month-end balance	$50,000	$64,000	$—

Total short-term borrowings:
Balance at end of year	$4,238,286	$1,688,891	$1,029,493
Weighted-average interest rate at year end	2.30%	1.21%	1.46%
Monthly average outstanding balance	$2,422,045	$1,134,338	$1,372,249
Weighted-average interest rate for the year	1.67%	1.24%	1.92%
Maximum month-end balance	$4,238,286	$1,832,184	$1,962,319

STOCKHOLDERS’ EQUITY

     Stockholders’ equity increased to $1.08 billion as of December 31, 2004, compared to $828.5 million in 2003, and $584.7 million in 2002. The 2004 increase mainly resulted from the issuance of 2,675,500 shares of the Company’s Series H Preferred Stock, with a liquidation preference of $50 per share, completed on December 21, 2004, providing a net capital infusion of $129.3 million, plus the net income of $171.9 million generated for the year, partially offset by total dividends declared during the year of $50.7 million on our common stock and preferred stock. The increase in 2003 mainly resulted from the issuance of 4,232,000 and 2,640,000 shares of the Company’s Series F and Series G Preferred Stock, with a liquidation preference of $25 per share, completed in June and August 2003, respectively, providing a net capital infusion of $102.2 million and $63.7 million, respectively, plus the net income of $113.3 million generated for the year, partially offset by total dividends declared during the year of $39.9 million on our common stock and preferred stock.

     On January 31, 2003, the Company’s board of directors approved an increase of its annual dividend payments to stockholders in 2003 to $0.11 per share (as adjusted). This represents an increase of 22.73% over the average dividends paid in 2002.

     On November 4, 2003, the Company’s board of directors declared a three-for-two stock split, for all stockholders of record as of November 28, 2003, and distributed on December 10, 2003. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $34.7 million.

     On November 11, 2003, the Company’s board of directors declared a 2% stock dividend, for all stockholders of record as of November 28, 2003, and distributed on December 10, 2003. The effect of the stock dividend was a decrease to retained earnings, an increase in paid-in-capital and an increase in common stock of $35.2 million, $33.1 million and $2.1 million, respectively.

     During 2003, the Company issued 500,000 shares of common stock upon exercise of stock options by an executive officer of the Company.

     On January 15, 2004, the Company’s board of directors approved an increase in its annual dividend payments to stockholders for 2004 to $0.14 per share (as adjusted). This represents an increase of 26.31% over the dividends paid in 2003.

     On December 6, 2004, the Company’s board of directors declared a three-for-two stock split for all stockholders of record as of December 31, 2004, and distributed on January 10, 2005. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $54.6 million.

     On December 13, 2004, the Company’s board of directors declared a 2% stock dividend, for all stockholders of record as of December 30, 2004, and distributed on January 10, 2005. The effect of the stock dividend was a decrease to retained earnings, an increase in paid-in-capital and an increase in common stock of $45.8 million, $43.7 million and $2.1 million, respectively.

     During 2004, the Company issued 214,750 shares of common stock upon exercise of stock options by three of the Company’s executive officers.

     On January 3, 2005, the Company issued 401,300 shares of its 2004 Series H preferred stock over-allotment option to the underwriter. The preferred shares were issued at a price of $50.00 per share. Proceeds from the issuance of the 2004 Series H preferred stock amounted to $19,433,000, net of $632,000 of issuance costs.

     On January 20, 2005, the Company’s board of directors approved an increase in its annual dividend payments to stockholders for 2005 to $0.19 per share. This represents an increase of 32.14% over the dividends paid in 2004.

     On February 10, 2005, one of the Company’s executive officer exercised 35,113 options under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85.

     The number of common shares outstanding increased from 106,290,294 at the end of 2003, to 163,918,835 at December 31, 2004, principally as a result of the issuance of 56,781,960 common shares for the stock split and stock dividend declared in December 2004 and distributed both on January 10, 2005, the conversion of 276,994 shares of the Company’s convertible preferred stock series A, into 631,831 shares of the Company’s common stock, and the issuance of 214,750 common shares from the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loans demand; deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At December 31, 2004, the Company had approximately $1.32 billion in securities and other short-term securities maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities available for sale and securitized loans.

     Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowing, such as federal funds purchased and repurchase agreements. Other borrowings funding source limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the National Certificate of Deposit (“CD”) Market as a source of cost effective deposit funding in addition to local market deposit inflows. Depositors in this market consist of credit unions, banking institutions, CD brokers and some private corporations or non-profit organizations. Westernbank’s ability to acquire brokered deposits can be restricted if it becomes in the future less than well-capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC.

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

     The Company’s investment portfolio at December 31, 2004 had an average contractual maturity of 53 months. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2004, had a remaining average contractual maturity of 10 months. However, no assurance can be given that such levels will be maintained in future periods.

     As of December 31, 2004, Westernbank had line of credit agreements with six commercial banks permitting Westernbank to borrow a maximum aggregate amount of $245.0 million, mainly through federal funds purchased. There were $75.0 million outstanding as of December 31, 2004. The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.

     Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at December 31, 2004 are presented below:

		Due after one	Due after three
	Due within one	year through	years through	Due after five
	year	three years	five years	years	Total
	(In thousands)
Short-term borrowings	$4,238,286	$—	$—	$—	$4,238,286
Long-term borrowings	834,625	763,782	1,105	1,093,587	2,693,099
Operating lease obligations	2,373	3,525	1,293	359	7,550
Loan purchase obligation	600,000	—	—	—	600,000

Total contractual obligations	$5,675,284	$767,307	$2,398	$1,093,946	$7,538,935

     Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At December 31, 2004, the Company had $2.93 billion in certificates of deposit that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.

     The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2004 is presented below:

	PAYMENTS DUE BY PERIOD
		Less than one
	Total	year	2-5 years
	(In thousands)
Unused lines of credit	$316,629	$266,040	$50,589
Commercial letters of credit	27,784	27,784	—
Commitments to extend credit	512,086	161,412	350,674
Commitments to purchase mortgage loans	600,000	600,000	—

Total	$1,456,499	$1,055,236	$401,263

     Due to the nature of the Company’s unfunded commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent the amounts the Company anticipates funding in the periods presented above.

CRITICAL ACCOUNTING POLICIES

     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

•	Allowance for loan losses – The allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See “Financial Condition — Allowance for Loan Losses” (page 47) and “Note 1 — Summary of Significant Accounting Policies” (page 71) to the audited consolidated financial statements, included in Part II, Item 8, for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

•	Other-than-temporary impairments – The Company reviews its investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and the extent the fair value of the security has been below its cost basis, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to maturity. See “Financial Condition – Investments” (page 50) and “Note 1 — Summary of Significant Accounting Policies” (page 71) to the audited consolidated financial statements, included in Item II, Part 8, for a detailed description of the Company’s estimation process and methodology related to other-than-temporary impairments.

•	Financial instruments – Certain financial instruments including derivatives, hedged items and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or other gains and losses as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments. Fair value of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions. See “Note 1 — Summary of Significant Accounting Policies” (page 71) to the audited consolidated financial statements, included in Item II, Part 8, for a detailed description of the Company’s estimation process and methodology related to the financial instruments.

•	Certain liabilities and contingencies – In the ordinary course of business, the Company’s management is required to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and therefore the reported amounts of revenues and expenses during the reporting period. Such estimates are subjective in nature and involve uncertainties and matters of significant judgment regarding past and expected gains or losses, current economic conditions, and risk characteristics, among other factors. The following is a description of the most significant methods and assumptions used by the Company in estimating the amounts reported in connection with certain liabilities and contingencies as disclosed in the financial statements:

Income taxes – The Company is required to compute income taxes in connection with its preparation of the consolidated financial statements. This computation involves estimates and assumptions made by the Company’s management based on its interpretation of current and enacted tax laws and regulations that affect the reported amounts of current and deferred income tax provisions.

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

     See “Note 1 – Summary of Significant Accounting Policies” (page 71) to the audited consolidated financial statements, included in Item II, Part 8, for a detailed description of the Company’s estimation process and methodology related to certain liabilities and contingencies.

RECENT ACCOUNTING DEVELOPMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Those statements changed the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. Use of the pooling-of-interest method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of SFAS No. 141 and No. 142 did not have a significant effect on the Company’s consolidated financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 became effective on January 1, 2003 and did not have a significant effect on the Company’s consolidated financial position or results of operations.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Implementation of SFAS No. 144 did not have a significant effect on the Company’s consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale–leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 did not have a significant effect on the Company’s consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Implementation of SFAS No. 146 did not have a significant effect on the Company’s consolidated financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholder’s intangible assets. SFAS No. 147 was effective for acquisitions or impairment measurement of such intangibles effective on or after October 1, 2002. SFAS No. 147 did not have a significant effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 were applicable for guarantees issued or modified after December 31, 2002. Adoption of the recognition and measurement provisions did not have a significant effect on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost recognized since January 1, 2003 is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 were not restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the years ended December 31, 2004 and 2003 was a charge of $895,000 and of $1,031,000, respectively to compensation expense included in salaries and employees’ benefits in the consolidated statement of income.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if these occur, receive a majority of the entity’s expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R must be applied to interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. FIN 46R did not have any effect on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6 (b) of Statement No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Implementation of SFAS No. 149 did not have a significant effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003. For all other freestanding financial instruments, it became effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 applies to three categories of freestanding financial instruments (mandatory redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares). Instruments within the scope of SFAS No. 150 must be classified as liabilities in the statement of financial condition. Certain provisions of SFAS No. 150 related to mandatory redeemable financial instruments have been subsequently deferred indefinitely by the FASB. The Company does not have mandatory redeemable financial instruments outstanding. Implementation of SFAS No. 150 did not have a significant effect on the Company’s financial position or results of operations.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-3 requires acquired loans to be recorded at their fair value defined as the present value of future cash flows. SOP 03-3 prohibits the carryover of an allowance for loan losses on certain acquired loans as credit losses are considered in the future cash flows assessment. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Company will evaluate the applicability of this SOP for all prospective loans acquired in fiscal years beginning after December 15, 2004.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (“Issue 03-1”). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investment cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

     On September 30, 2004, the FASB issued FSP EITF Issue 03-01-1, which delayed the effective date for the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e. steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1a. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraphs 6 to 9 of EITF 03-1 (i.e. step 1 of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 were not deferred and were applied based on the transition provisions in EITF 03-1. Based on the composition of the investment portfolio held at December 31, 2004, EITF 03-1 is not expected to have a material effect on the Company’s financial position or results of operations.

     On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments, (“SAB 105”) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 is applicable to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The adoption of SAB 105 did not have a material impact on the Company’s financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. SFAS No. 153 is not expected to have a material effect on the Company’s financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) will be effective as of the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised statement using a modified version of prospective application. Under that transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial position or results of operations since the Company only has employee stock options and it follows the fair value method under the modified prospective application allowed by the provisions of SFAS No. 148 since January 1, 2003, as previously explained.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     OFF-BALANCE SHEET ARRANGEMENTS

     As of December 31, 2004, the Company had no significant off-balance sheet arrangements with the exception of operating leases as discussed in Note 13 (page 101) to the audited consolidated financial statements, included in Part II, Item 8.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     For information required in connection with the Company’s contractual obligations and commitments refer to section “LIQUIDITY AND CAPITAL RESOURCES” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition (page 56), included in Part II, Item 7.

     MARKET RISK

     The Company’s financial performance is impacted by among other factors, interest rate risk and credit risk. Management considers interest rate risk the Company’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Company’s net interest income is largely dependent upon the effective management of interest rate risk. The Company does not utilize derivatives to mitigate its credit risk, relying instead on an extensive counterparty review process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition —Allowance for Loan Losses” (page 47), included in Part II, Item 7.

     Interest rate risk is addressed by the Company’s Asset & Liability Committee (“ALCO”), which includes the full Board of Directors and certain senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus or minus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. The Company measures the impact on market value for an immediate and sustained 200 basis point increase or decrease (shock) in interest rates.

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

     The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines, are sold for cash upon origination. In addition, the Company enters into certain derivative financial instruments to hedge various exposures or to modify interest rate characteristics of various statement of financial condition items.

     The Company is exposed to changes in the level of Net Interest Income (“NII”) in a changing interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at period end remain constant, or increase or decrease on an instantaneous and sustained change of plus 200 or minus 100 basis points (50 basis points in 2003), and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:

December 31, 2004:

		Amount
Change in Interest Rate	Expected NII (1)	Change	% Change
	(Dollars in thousands)
+200 Basis Points	$268,838	$(49,112)	(15.44)%
Base Scenario	317,950	—	—
-100 Basis Points	307,734	(10,216)	(3.31)%

December 31, 2003:

		Amount
Change in Interest Rate	Expected NII (1)	Change	% Change
	(Dollars in thousands)
+200 Basis Points	$280,197	$(14,573)	(4.94)%
Base Scenario	294,770	—	—
-50 Basis Points	291,543	(3,227)	(1.09)%

(1)	The NII figures exclude the effect of the amortization of loan fees. Given the fed fund rate of 2.25% and 1.00% at December 31, 2004 and 2003, respectively, a linear 100 and 50 basis points decrease for 2004 and 2003, respectively, was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.

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

ECONOMIC CONDITIONS, MARKET AREA AND COMPETITION

     Puerto Rico (the “Island”), a Commonwealth of the United States of America (the “U.S.”), is the easternmost of the Greater Antilles and the fourth largest island of the Caribbean. The Island is located at the crossroads between North and South America, at just 3.5 hours airtime from New York and 60 minutes from Venezuela and has a population of approximately four (4) million people. In 1917, the people of Puerto Rico became citizens of the U.S., and therefore Puerto Ricans serve in the United States Armed Forces. As in the U.S., the Island has a local judicial system. The Island constitutes a District in the Federal Judiciary and has its own U.S. district court. Also, most of the U.S. federal agencies are represented on the Island. However, the Island has its own Internal Revenue system and is not subject to U.S. taxes. Spanish and English are the official languages of the Island.

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

     For year 2004, the Puerto Rico economic activity continued in line with overall economic conditions in the U.S., showing some growth although at a slower rate than expected. Economic indicators for year 2004 showed some mixed signals, while the job markets continue to strengthen and retail sales continue to rise, the public-sector construction has remained more or less stable, the expansion observed in private construction halted and a drop-off occurred in government income, which should result in cuts in public spending. The Puerto Rico Gross Domestic Product was approximately 3.0% for year 2004. Inflation rate for year 2004 was considered to be moderate at approximately 4.0%. Historically, Puerto Rico unemployment rate has been higher than the average U.S. unemployment rate, being 10% at December 31, 2004, since although the number of jobs was increasing; the workforce was growing in a parallel fashion. The rate of participation in the workforce has been estimated in approximately 47.0%. Manufacturing and construction continues to be the backbone of the Island economy, and many multinational corporations have substantial operations in the Island. The island’s pharmaceutical industry continues to be very strong, being the primary driver for employment in the Island, along with the construction industry; both of them labor intensive industries. During the past years there has been a slowdown in both industries, primarily due to the reduction of tax incentives in the manufacturing sector. Nevertheless, the Island economy has been able to be somewhat less dependent of these industries thanks to its diversification into other business areas such as tourism, retail, banking and transportation.

     The banking sector has been the main driver of such diversification, being the financial support for all the industrial and commercial activity on the Island. At December 31, 2004, there are approximately eleven (11) banks operating in Puerto Rico, with total assets, loans and deposits of approximately $90.8 billion, $46.9 billion and $46.0 billion, respectively, at September 30, 2004. U.S. banks, foreign banks and the major Puerto Rican banks, all offer commercial banking services designed to support the emerging requirements of its local clients as well as of its international clients. The economic strength and liquidity of local financial institutions, considered as the pillar of the Island’s economy, have allowed the Puerto Rico banking sector to extend credit, without which the Island’s economy couldn’t be sustained. The growing combination of loans, deposits and assets has been the key elements to the economic progress for the past years. Loans, in particular, have played a key role in keeping the Island economy afloat, through either personal, mortgage or commercial loans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
W Holding Company, Inc.
Mayagüez, Puerto Rico

We have audited the accompanying consolidated statements of financial condition of W Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and of comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of W Holding Company, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
San Juan, Puerto Rico
March 11, 2005

Stamp No. 2018225
affixed to original.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS

Cash and due from banks	$77,752	$92,811
Money market instruments:
Federal funds sold and resell agreements	1,017,303	649,852
Interest-bearing deposits in banks	49,476	37,767
Investment securities available for sale, at fair value with an amortized cost of $8,093 in 2004 and $55,992 in 2003	7,881	55,080
Investment securities held to maturity, at amortized cost with a fair value of $6,836,897 in 2004 and $5,638,816 in 2003	6,921,379	5,723,710
Federal Home Loan Bank stock, at cost	52,195	39,750
Residential mortgage loans held for sale, at lower of cost or fair value	1,633	2,555
Loans, net of allowance for loan losses of $80,066 in 2004 and $61,608 in 2003	5,941,233	4,683,118
Accrued interest receivable	88,285	75,567
Foreclosed real estate held for sale, net of allowance of $306 in 2004 and $28 in 2003	3,811	4,082
Premises and equipment, net	110,051	103,370
Deferred income taxes, net	31,027	24,910
Other assets	34,636	26,868

TOTAL	$14,336,662	$11,519,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$249,368	$192,760
Interest-bearing and related accrued interest payable	5,981,843	5,192,716

Total deposits	6,231,211	5,385,476
Federal funds purchased and repurchase agreements	6,683,527	5,046,045
Advances from Federal Home Loan Bank	211,000	146,000
Mortgage note payable	36,858	37,234
Advances from borrowers for taxes and insurance	6,513	4,307
Accrued expenses and other liabilities	85,874	71,869

Total liabilities	13,254,983	10,690,931

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference — $511,744 in 2004 and $384,894 in 2003); authorized 20,000,000 shares; issued and outstanding 17,794,251 shares in 2004 and 15,395,745 shares in 2003	17,794	15,396
Common stock — $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 163,918,835 shares in 2004 and 106,290,294 shares in 2003	163,919	106,290
Paid-in capital	686,493	514,800
Retained earnings:
Reserve fund	60,672	43,375
Undivided profits	153,013	149,581
Accumulated other comprehensive loss, net of income tax	(212)	(933)

Total stockholders’ equity	1,081,679	828,509

TOTAL	$14,336,662	$11,519,440

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
INTEREST INCOME:
Loans, including loan fees	$322,164	$275,848	$220,676
Investment securities	212,213	134,273	112,759
Mortgage and asset-backed securities	37,446	40,092	44,694
Money market instruments	19,510	11,633	7,451
Trading securities	43	48	154

Total interest income	591,376	461,894	385,734

INTEREST EXPENSE:
Deposits	143,860	114,755	114,374
Federal funds purchased and repurchase agreements	141,414	101,652	98,233
Advances from Federal Home Loan Bank	6,568	6,037	6,202
Other borrowings	—	142	604

Total interest expense	291,842	222,586	219,413

NET INTEREST INCOME	299,534	239,308	166,321
PROVISION FOR LOAN LOSSES	36,691	27,048	15,083

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	262,843	212,260	151,238

NONINTEREST INCOME:
Service and other charges on loans	10,106	10,795	8,410
Service charges on deposit accounts	7,969	7,053	6,652
Other fees and commissions	10,536	9,983	7,443
Gain (loss) on derivative instruments	(7)	(236)	1,288
Net gain (loss) on sales and valuation of loans, securities, and other assets	2,629	(20,949)	950

Total noninterest income	31,233	6,646	24,743

TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	294,076	218,906	175,981

NONINTEREST EXPENSES:
Salaries and employees’ benefits	38,317	33,840	28,017
Equipment	9,445	9,044	9,519
Deposits insurance premium and supervisory examination	2,907	2,392	1,792
Occupancy	6,694	6,603	5,861
Advertising	10,508	6,698	6,865
Printing, postage, stationery and supplies	3,206	3,253	2,836
Telephone	2,315	2,279	2,042
Net loss (gain) from operations of foreclosed real estate held for sale	418	205	(88)
Municipal taxes	3,953	3,600	2,992
Other	22,362	16,907	14,081

Total noninterest expenses	100,125	84,821	73,917

INCOME BEFORE PROVISION FOR INCOME TAXES	193,951	134,085	102,064
PROVISION FOR INCOME TAXES	22,086	20,771	16,101

NET INCOME	$171,865	$113,314	$85,963

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$144,707	$91,721	$72,189

BASIC EARNINGS PER COMMON SHARE	$0.89	$0.57	$0.48

DILUTED EARNINGS PER COMMON SHARE	$0.86	$0.55	$0.47

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CHANGES IN STOCKHOLDERS’ EQUITY:
Preferred stock:
Balance at beginning of year	$15,396	$8,943	$7,220
Issuance of preferred stock	2,675	6,872	1,725
Conversion of preferred stock	(277)	(419)	(2)

Balance at end of year	17,794	15,396	8,943

Common stock:
Balance at beginning of year	106,290	68,346	41,500
Stock split	54,640	34,737	20,750
Stock dividend	2,142	2,083	—
Purchase and retirement of common stock	—	(2)	(2)
Issuance of common stock	—	—	6,095
Issuance of common stock upon conversion of preferred stock	632	626	3
Issuance of common stock upon exercise of stock options	215	500	—

Balance at end of year	163,919	106,290	68,346

Paid-in capital:
Balance at beginning of year	514,800	319,106	187,628
Issuance of preferred stock	126,715	158,991	39,738
Stock dividend	43,684	33,076	—
Stock options exercised	754	2,834	—
Effect of stock options granted to employees	895	1,031	—
Issuance of common stock upon conversion of preferred stock	(355)	(207)	—
Purchase and retirement of common stock		(31)	(40)
Issuance of common stock	—	—	91,780

Balance at end of year	686,493	514,800	319,106

Reserve fund:
Balance at beginning of year	43,375	32,011	23,476
Transfer from undivided profits	17,297	11,364	8,535

Balance at end of year	60,672	43,375	32,011

Undivided profits:
Balance at beginning of year	149,581	157,442	128,583
Net income	171,865	113,314	85,963
Cash dividends on common stock	(23,502)	(18,322)	(14,045)
Cash dividends on preferred stock	(27,158)	(21,593)	(13,774)
Transfer to reserve fund	(17,297)	(11,364)	(8,535)
Stock split	(54,643)	(34,737)	(20,750)
Stock dividend	(45,833)	(35,159)	—

Balance at end of year	153,013	149,581	157,442

Accumulated other comprehensive loss, net of income tax:
Balance at beginning of year	(933)	(1,100)	(498)
Other comprehensive income (loss), net of income tax for the year	721	167	(602)

Balance at end of year	(212)	(933)	(1,100)

TOTAL STOCKHOLDERS’ EQUITY	$1,081,679	$828,509	$584,748

COMPREHENSIVE INCOME:
Net income	$171,865	$113,314	$85,963

Other comprehensive income (loss), net of income tax:
Unrealized net gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period	828	(7,512)	718
Reclassification adjustment for losses (gains) included in net income	(128)	7,671	(1,508)

	700	159	(790)
Cash flow hedges:
Unrealized net derivative gain arising during the period	—	—	356
Income tax effect	21	8	(168)

Net change in other comprehensive loss, net of income tax	721	167	(602)

TOTAL COMPREHENSIVE INCOME	$172,586	$113,481	$85,361

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,865	$113,314	$85,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	36,691	27,048	15,083
Losses on foreclosed real estate held for sale	553	37	126
Deferred income tax credit	(6,096)	(8,575)	(2,518)
Depreciation and amortization on:
Premises and equipment	7,034	7,293	6,856
Foreclosed real estate held for sale	—	308	60
Mortgage servicing rights	424	648	772
Stock options granted to employees	895	1,031	—
Amortization of premium (discount), net on:
Investment securities available for sale	393	14	(647)
Investment securities held to maturity	(1,551)	(1,953)	(9,062)
Mortgage-backed securities held to maturity	1,136	4,292	(555)
Loans	1,320	1,481	1,651
Amortization of discount on deposits	3,796	2,750	1,930
Amortization of net deferred loan origination fees	(9,994)	(8,581)	(5,634)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(128)	7,671	(1,508)
Impairment on investment securities held to maturity		15,701	—
Called investment securities held to maturity	(525)	—	—
Mortgage loans held for sale	(1,649)	(2)	(306)
Derivative instruments	(1,790)	(1,561)	(1,288)
Foreclosed real estate held for sale	(305)	(797)	(119)
Capitalization of servicing rights	(904)	(1,544)	(607)
Originations of mortgage loans held for sale	(30,499)	(17,515)	(52,317)
Sales of mortgage loans held for sale	23,428	—	8,690
Decrease (increase) in:
Trading securities	8,383	22,403	87,397
Accrued interest receivable	(12,718)	(28,914)	(13,833)
Other assets	605	(1,628)	(6,994)
Increase (decrease) in:
Accrued interest on deposits and borrowings	12,257	4,265	(376)
Other liabilities	(14,762)	4,361	21,211

Net cash provided by operating activities	187,859	141,547	133,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in banks	(11,709)	(20,308)	8,755
Net (increase) decrease in federal funds sold and resell agreements	(17,452)	9,295	(303,014)
Resell agreements with original maturities over three months:
Purchases	(550,000)	(350,000)	—
Collections	200,000	150,000	—
Investment securities available for sale:
Sales	130,066	50,803	661,090
Maturities, prepayments and calls	42,505	182,410	191,175
Purchases	(124,938)	(83,261)	(771,152)
Investment securities held to maturity:
Maturities, prepayments and calls	14,602,463	21,450,415	14,713,873
Purchases	(15,967,622)	(23,340,101)	(15,600,485)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	225,783	821,058	403,026
Purchases	(55,081)	(1,223,736)	(638,079)
Loans:
Purchases	(250,082)	(344,637)	(213,418)
Sales	—	50,959	—
Loans originations and principal collections, net	(1,015,945)	(655,864)	(714,924)
Purchases of derivative options	(4,872)	(3,384)	(4,968)
Cash paid on terminated swaps	—	—	(208)
Proceeds from sales of foreclosed real estate held for sale	1,494	882	462
Additions to premises and equipment	(13,553)	(14,450)	(12,520)
Redemption of Federal Home Loan Bank stock	8,490	3,572	—
Purchase of Federal Home Loan Bank stock	(20,935)	—	(4,872)
Purchase of partnership interest, net of cash acquired	—	—	(11,496)

Net cash used in investing activities	(2,821,388)	(3,316,347)	(2,296,755)

Forward	$(2,633,529)	$(3,174,800)	$(2,162,780)

(continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Forward	$(2,633,529)	$(3,174,800)	$(2,162,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	833,791	1,086,251	1,069,000
Net increase (decrease) in federal funds purchased and repurchase agreements	1,365,526	(326,280)	451,195
Repurchase agreements with original maturities over three months:
Proceeds	6,531,812	2,740,548	1,475,773
Payments	(6,259,856)	(465,564)	(889,273)
Payments of term notes	—	—	(43,000)
Payments of mortgage note payable	(376)	(588)	—
Advances from Federal Home Loan Bank:
Proceeds	293,000	189,000	—
Payments	(228,000)	(163,000)	—
Line of credit:
Proceeds	—	50,000	—
Payments	—	(50,000)	—
Net increase in advances from borrowers for taxes and insurance	2,206	1,109	763
Repurchase of common stock for retirement	—	(33)	(42)
Dividends paid	(50,097)	(39,109)	(27,308)
Issuance of common stock	—	—	97,875
Issuance of preferred stock	129,495	165,863	41,463
Proceeds from stock options exercised	969	3,334	—

Net cash provided by financing activities	2,618,470	3,191,531	2,176,446

NET CHANGE IN CASH AND DUE FROM BANKS	(15,059)	16,731	13,666

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	92,811	76,080	62,414

CASH AND DUE FROM BANKS, END OF YEAR	$77,752	$92,811	$76,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$282,635	$229,504	$225,146
Income taxes	45,742	18,943	11,235
Noncash activities:
Accrued dividends payable	3,300	2,737	1,931
Net change in other comprehensive loss	721	167	(602)
Mortgage loans securitized and transferred to:
Trading securities	8,489	22,403	41,740
Mortgage-backed securities held to maturity	2,305	—	—
Transfer from available for sale to trading securities	—	—	41,048
Transfer from held to maturity to available for sale	—	51,671	—
Transfer from loans to foreclosed real estate held for sale	3,015	3,288	2,075
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	1,545	2,455	786
Unpaid additions to premises and equipment	191	16	20
Transfer from undivided profits to reserve fund	17,297	11,364	8,535
Effect in valuation of derivatives and their hedged items:
Increase in loans	23,881	—	—
Increase (decrease) in other assets	2,920	(1,495)	(3,796)
Decrease (increase) in deposits	(5,609)	1,962	4,438
Decrease (increase) in other liabilities	(23,299)	1,094	646
Conversion of preferred stock into common stock:
Common stock	632	626	3
Paid in capital	(355)	(207)	—
Preferred stock	(277)	(419)	(2)
Building acquired on purchase of partnership interest	—	—	49,852
Other assets acquired on purchase of partnership interest	—	—	249
Mortgage note assumed on purchase of partnership interest	—	—	37,822

See notes to consolidated financial statements.	(concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other operating subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

Westernbank operates through 52 full service branch offices located throughout Puerto Rico, including 33 in the Southwestern region, 7 in the Northeastern region and 12 in the San Juan Metropolitan area, and a fully functional banking site on the Internet. Westernbank Puerto Rico traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates through other four divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which activities consist of commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 through 19 full-service branches.

Westernbank World Plaza, Inc. (“WWPI”), a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank World Plaza serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, were not significant.

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

Significant Group Concentrations of Credit Risk - Most of the Company’s business activities are with customers located within Puerto Rico. Notes 2 and 3 discuss the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. Note 19 discusses the types of derivative instruments that the Company enters into. The Company does not have any significant concentration in any one industry or customer.

Cash and Cash Equivalents - For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are those amounts included in the statements of financial condition as “cash and due from banks”.

Interest-Bearing Deposits in Banks, Federal Funds Sold and Federal Funds Purchased - Interest-bearing deposits in banks, federal funds sold and federal funds purchased are carried at cost and mature the next business day.

Securities - Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated comprehensive income (loss) and in income, respectively. The fair value of a security is determined based on quotations received from securities dealers. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income.

The impairment analysis on the mortgage and other asset-backed securities is done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, on sensitivity and expected cash flow analysis made by major brokerage houses and on the credit worthiness of the issuer. The Company also considers its intent and ability to hold these securities. If management believes, based on the analysis, that the principal and interest obligations on any mortgage and other asset-backed security will not be received in a timely manner, the security is written down to fair value based on available secondary market prices from broker/dealers.

The equity securities and corporate notes impairment analyses are performed and reviewed quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes that there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.

Residential Mortgage Loans Held for Sale – Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Fair value is based on the contract price at which the mortgage loans will be sold. The Company generally has commitments to sell residential mortgage loans held for sale in the secondary market. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. Commitments to sell residential loans held for sale in the secondary market were not significant at December 31, 2004 and 2003.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance computed using the effective interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Discounts and premiums on purchased loans are amortized to income over the expected lives of the loans using methods that approximate the interest method.

The accrual of interest on loans is discontinued when there is a clear indication the borrower’s cash flow may not be sufficient to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful.

Allowance for Loan Losses – The Company maintains an allowance to absorb probable loan losses inherent in the portfolio. The allowance for loan losses is maintained at a level the Company considers to be adequate to absorb probable loan losses, based on evaluations of the collectibility and historical loss experience of loans. Estimates of losses inherent in the loan portfolio involve the exercise of judgement and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Provision for loan losses are based on the Company’s review of the historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term.

The allowance for loan losses is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. This methodology consists of several key elements. Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company.

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or fair value of the underlying collateral. Commercial business, commercial real estate and construction loans, exceeding $500,000 in 2004 and 2003, and $250,000 in 2002, are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. Impaired loans for which the discounted cash flows or collateral value exceeds its carrying value do not require an allowance. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.

Historical loss rates are applied to other commercial and construction loans not subject to specific allowance allocations. The loss rates are generally derived from historical loss trends for three to five years.

Homogeneous loans, such as consumer installments, residential mortgage loans, and credit cards are not individually risk graded. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off history for one to three years by loan category.

Historical loss rates may be adjusted for significant factors that, in management’s judgement, reflect the impact of any current condition on loss recognition. Factors that management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), asset quality trends, changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company’s internal credit examiners.

An unallocated allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the current year allowance for loan losses.

Foreclosed Real Estate Held for Sale - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed real estate held for sale.

Premises and Equipment - Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from two to 40 years.

Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or the estimated useful lives of the related assets, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred.

Impairment of Long-Lived Assets – The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review during 2004, 2003 and 2002.

Transfer of Financial Assets – Transfer of financial assets are accounted for as a sale, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the transferor, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

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

The total cost of mortgage loans sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated servicing income.

Stock Option Plans - As further discussed in Note 17 to the consolidated financial statements, the Company has two stock option plans. Up to December 31, 2002, the Company accounted for those plans following the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stocks Issued to Employees, and Related Interpretations. Compensation expense under this method was generally recognized for any excess of the quoted market price of the Company’s stock at the measurement date over the amount an employee must pay to acquire the stock. Since all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the grant date, no compensation expense was recognized at the measurement date.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the modified prospective method which was selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, compensation cost recognized since January 1, 2003 is the same that would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results prior to 2003 were not restated.

The following table illustrates the effect on net income and earnings per share had the fair value method been applied to all outstanding options in each period:

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income as reported	$171,865	$113,314	$85,963
Add: Stock based employee compensation expense included in reported net income	895	1,031	—

Deduct: Total stock based employee compensation expense determined under the fair value based method for all options	(895)	(1,031)	(648)

Pro-forma net income	$171,865	$113,314	$85,315

Earnings per share:
Basic — as reported (1)	$0.89	$0.57	$0.48

Diluted — as reported (1)	$0.86	$0.55	$0.47

Basic — pro forma (1)	$0.89	$0.57	$0.48

Diluted — pro forma (1)	$0.86	$0.55	$0.47

(1)	Adjusted to reflect the three-for-two split and a 2% stock dividend on our common stock declared in December 2004, and distributed both on January 10, 2005, and the three-for-two split and a 2% stock dividend on our common stock declared in November 2003, and distributed both on December 10, 2003.

The fair value of the options granted in year 2002 was $1.37 per option (as adjusted). The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (1) the dividend yield was 0.91% (as adjusted); (2) the expected life was 7 years; (3) the expected volatility was 21.84%; and, (4) the risk-free interest rate was 4.43%. The weighted average market price of the stock at the grant date was $6.77 (as adjusted). No options were granted in 2004 and 2003.

Income Taxes - Deferred income taxes are accounted for using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating and capital losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Financial Instruments:

•	Derivative Financial Instruments - As part of the Company’s asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps) and option agreements, to hedge various exposures or to modify interest rate characteristics of various statement of financial condition items.

The Company accounts for its derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Standard requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income (loss) or current earnings or both, as appropriate. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a derivative instrument not designated as a hedge. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For derivative instruments not designated as a hedge, changes in fair values are reported in current period net income.

The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the statement of financial condition or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in net income.

In the case of interest-rate exchange agreements that qualify for hedging accounting treatment, net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis as an adjustment to interest income or expense on the corresponding hedged assets or liabilities.

•	Off-Balance Sheet Credit Related Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet credit related financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and commitments to purchase mortgage loans. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company periodically evaluates the credit risks inherent in these commitments and commercial letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the years ended December 31, 2004, 2003 and 2002, the Company did not record any loss allowances in connection with risks involved in off-balance sheet credit related financial instruments. At December 31, 2004 and 2003, there were no additional off-balance sheet credit related financial instruments other than those mentioned above.

Earnings per Share – Basic earnings per share represents income attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to the outstanding convertible preferred stock, which are determined using the if-converted method, and the outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (1,819,400 shares in 2004, 1,821,673 shares in 2003, and 1,852,700 shares in 2002, as adjusted) was dilutive in 2004 and antidilutive in 2003 and 2002. The effect of stock options was dilutive in 2004, 2003 and 2002.

Basic and diluted earnings per common share were computed as follows:

	2004	2003	2002
	(Amounts in thousands, except per share data)
Basic and diluted earnings per common share:
Net income	$171,865	$113,314	$85,963
Less preferred stock dividends	(27,158)	(21,593)	(13,774)

Income attributable to common stockholders — basic	144,707	91,721	72,189
Plus convertible preferred stock dividends	1,189	—	—

Income attributable to common stockholders — diluted	$145,896	$91,721	$72,189

Weighted average number of common shares outstanding for the year (1)	163,348	160,734	150,712

Dilutive potential common shares — stock options (1)	5,276	4,596	1,779
Assumed conversion of preferred stock	1,819	—	—

Total	170,443	165,330	152,491

Basic earnings per common share (1)	$0.89	$0.57	$0.48

Diluted earnings per common share (1)	$0.86	$0.55	$0.47

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and distributed both on January 10, 2005, and the three-for-two stock split and a 2% stock dividend on our common stock declared in November 2003 and distributed both on December 10, 2003.

Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income. Accumulated other comprehensive loss, net of income tax, as of December 31, 2004 and 2003 consisted of the unrealized loss on investment securities available for sale.

Recent Accounting Developments

Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Those statements changed the accounting for business combinations and goodwill in two significant ways. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. Use of the pooling-of-interest method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Adoption of SFAS No. 141 and No. 142 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 became effective on January 1, 2003 and did not have a significant effect on the Company’s consolidated financial position or results of operations.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Implementation of SFAS No. 144 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale–leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Implementation of SFAS No. 146 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholder’s intangible assets. SFAS No. 147 was effective for acquisitions or impairment measurement of such intangibles effective on or after October 1, 2002. SFAS No. 147 did not have a significant effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 were applicable for guarantees issued or modified after December 31, 2002. Adoption of the recognition and measurement provisions did not have a significant effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost recognized since January 1, 2003 is the same that would have been recognized had the recognition provisions of FASB No. 123 been applied from its original effective date. Results prior to 2003 were not restated. The effect of implementing this Statement on the Company’s financial condition and results of operations for the years ended December 31, 2004 and 2003 was a charge of $895,000 and of $1,031,000, respectively to compensation expense included in salaries and employees’ benefits in the consolidated statement of income.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if these occur, receive a majority of the entity’s expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R must be applied to interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. FIN 46R did not have any effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6 (b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Implementation of SFAS No. 149 did not have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 is effective for all freestanding financial instruments entered into or modified after May 31, 2003. For all other freestanding financial instruments, it became effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 applies to three categories of freestanding financial instruments (mandatory redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares). Instruments within the scope of SFAS No. 150 must be classified as liabilities in the statement of financial condition. Certain provisions of SFAS No. 150 related to mandatory redeemable financial instruments have been subsequently deferred indefinitely by the FASB. The Company does not have mandatory redeemable financial instruments outstanding. Implementation of SFAS No. 150 did not have a significant effect on the Company’s financial position or results of operations.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-3 requires acquired loans to be recorded at their fair value defined as the present value of future cash flows. SOP 03-3 prohibits the carryover of an allowance for loan losses on certain acquired loans as credit losses are considered in the future cash flows assessment. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Company will evaluate the applicability of this SOP for all prospective loans acquired in fiscal years beginning after December 15, 2004.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (“Issue 03-1”). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investment cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

On September 30, 2004, the FASB issued FSP EITF Issue 03-01-1, which delayed the effective date for the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e. steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1a. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraphs 6 to 9 of EITF 03-1 (i.e. step 1 of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 were not deferred and were applied based on the transition provisions in EITF 03-1. Based on the composition of the investment portfolio held at December 31, 2004, EITF 03-1 is not expected to have a material effect on the Company’s financial position or results of operations.

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments, (“SAB 105”) to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 is applicable to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The adoption of SAB 105 did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. SFAS No. 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123® replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB

Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) will be effective as of the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised statement using a modified version of prospective application. Under that transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. SFAS No. 123® is not expected to have a significant effect on the Company’s financial position or results of operations since the Company only has employee stock options and it follows the fair value method under the modified prospective application allowed by the provisions of SFAS No. 148 since January 1, 2003, as previously explained.

2.	FEDERAL FUNDS SOLD AND RESELL AGREEMENTS:

The Company sold federal funds and enters into purchases of securities under agreements to resell the same securities (“resell agreements”). These agreements are classified as secured loans and are reflected as assets in the consolidated statements of financial condition.

At December 31, 2004 and 2003, federal funds sold and resell agreements (classified by counterparty) were as follows:

	2004	2003
	(In thousands)
Federal funds sold:

Citibank N.A. — Puerto Rico	$291,900	$313,501
Government Development Bank for Puerto Rico	25,000	—
Firstbank Puerto Rico	25,000	—

Subtotal	341,900	313,501

Resell agreements:

Credit Suisse First Boston	500,000	200,000
UBS Financial Services Incorporated of Puerto Rico	70,396	75,076
Popular Securities, Inc.	55,007	55,074
Citibank N.A. — Puerto Rico	50,000	—
Doral Securities, Inc.	—	6,201

Subtotal	675,403	336,351

Total	$1,017,303	$649,852

A comparative summary of resell agreements as of December 31, were as follows:

	2004		2003
		Fair		Fair
		Value of		Value of
	Receivable	Underlying	Receivable	Underlying
Underlying Collateral	Balance	Collateral	Balance	Collateral
	(In thousands)
Investment securities:
U.S. Government and agencies obligations	$—	$—	$63,096	$64,371
Puerto Rico Government and agencies obligations	70,396	76,249	67,054	68,403
U.S. municipal bonds	20,522	21,476	—	—
Mortgage and asset-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	200,000	198,694
Federal National Mortgage Association (FNMA) certificates	350,000	360,525	201,660	268,567
Government National Mortgage Association (GNMA) certificates			4,541	4,678
Other mortgage and asset-backed securities	34,485	35,193	—	—

Total — excluding accrued interest receivable	$675,403	$692,137	$336,351	$406,019

Accrued interest receivable on resell agreements	$2,943		$2,159

Information about the fair value of collateral received that the Company is permitted by contract or custom to sell or repledge at December 31, 2004 and 2003 is as follows:

	2004		2003
		Collateral Sold		Collateral Sold
	Collateral	under Repurchase	Collateral	under Repurchase
	Received	Agreements	Received	Agreements
	(In thousands)
Mortgage-backed securities:
FNMA certificates	$326,605	$326,605	$266,855	$266,855
FHLMC certificates	198,694	198,694	—	—

Total	$525,299	$525,299	$266,855	$266,855

The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest. At December 31, 2004, resell agreements amounting to $125.4 million mature the next business day, $200.0 million mature in 2009 and $350.0 million mature in 2010. At December 31, 2004, there are $550.0 million in resell agreements where the counterparty has the option to terminate the agreement quarterly, at each interest payment date. Securities purchased under resell agreements may be held in safekeeping, in the name of the Company, by Citibank N.A., the Company’s custodian, or held by the counterparty. At December 31, 2004, all collateral was held by the counterparties.

3.	INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by FNMA	$6,298	$—	$182	$6,116
CMO’s issued or guaranteed by FHLMC	1,795	—	30	1,765

Total	$8,093	$—	$212	$7,881

Held to maturity:
U.S. Government and agencies obligations	$6,004,849	$6,181	$32,457	$5,978,573
Puerto Rico Government and agencies obligations	34,822	303	540	34,585
Commercial paper	25,000	87	—	25,087
Corporate notes	26,418	2,193	—	28,611

Subtotal	6,091,089	8,764	32,997	6,066,856

Mortgage-backed securities:
GNMA certificates	9,881	484	—	10,365
FHLMC certificates	5,663	334	—	5,997
FNMA certificates	3,642	245	—	3,887
CMO’s issued or guaranteed by FHLMC	706,632	14	58,171	648,475
CMO’s issued or guaranteed by FNMA	104,441	20	3,175	101,286
CMO’s other	31	—	—	31

Subtotal	830,290	1,097	61,346	770,041

Total	$6,921,379	$9,861	$94,343	$6,836,897

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$30,647	$—	$699	$29,948
CMO’s issued or guaranteed by FHLMC	20,345	—	383	19,962
Equity securities - preferred stock	5,000	170	—	5,170

Total	$55,992	$170	$1,082	$55,080

Held to maturity:
U.S. Government and agencies obligations	$4,463,493	$15,632	$35,811	$4,443,314
Puerto Rico Government and agencies obligations	34,500	287	292	34,495
Commercial paper	174,976	—	—	174,976
Corporate notes	51,409	3,196	—	54,605

Subtotal	4,724,378	19,115	36,103	4,707,390

Mortgage and asset-backed securities:
FHLMC certificates	7,297	445	—	7,742
GNMA certificates	9,753	475	—	10,228
FNMA certificates	4,542	303	—	4,845
CMO’s issued or guaranteed by FHLMC	885,408	442	67,390	818,460
CMO’s issued or guaranteed by FNMA	84,322	2	2,183	82,141
CMO’s other	168	—	—	168
Asset-backed securities	7,842	—	—	7,842

Subtotal	999,332	1,667	69,573	931,426

Total	$5,723,710	$20,782	$105,676	$5,638,816

The amortized cost and fair value of investment securities held to maturity at December 31, 2004, by contractual maturity (excluding mortgage-backed securities), are shown below.

	Held to Maturity
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within one year	$127,921	$128,025
Due after one year through five years	4,123,884	4,111,365
Due after five years through ten years	1,816,509	1,802,670
Due after ten years	22,775	24,796

Total	6,091,089	6,066,856
Mortgage-backed securities	830,290	770,041

Total	$6,921,379	$6,836,897

The following table provides the gross unrealized losses, fair value and number of investment positions, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
	Value	Losses	Value	Losses	Value	Losses	Positions
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$6,116	$182	$—	$—	$6,116	$182	1
CMO’s issued or guaranteed by FHLMC	1,765	30	—	—	1,765	30	1

	$7,881	$212	$—	$—	$7,881	$212	2

Held to maturity:
U.S. Government and agencies obligations	$2,069,646	$6,359	$1,503,901	$26,098	$3,573,547	$32,457	40
Puerto Rico Government and agencies obligations	17,493	540	—	—	17,493	540	6

Subtotal	2,087,139	6,899	1,503,901	26,098	3,591,040	32,997	46

Mortgage and asset-backed securities:
CMO’s issued or guaranteed by FHLMC	41,553	810	592,513	57,361	634,066	58,171	12
CMO’s issued or guaranteed by FNMA	39,430	888	56,148	2,287	95,578	3,175	5

Subtotal	80,983	1,698	648,661	59,648	729,644	61,346	17

Total	$2,168,122	$8,597	$2,152,562	$85,746	$4,320,684	$94,343	63

At December 31, 2003, all of the Company’s investment securities in an unrealized loss position were in such position for less than twelve months.

The Company’s investment portfolio as of December 31, 2004, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in unrealized loss position as of December 31, 2004. These unrealized losses relate to interest rate changes. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2004. As the Company has the ability and intent to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the years ended December 31, 2004, 2003 and 2002, were as follows:

	2004	2003	2002
	(In thousands)
Proceeds from sales	$130,066	$50,803	$661,090
Gross realized gains	128	1,313	3,250
Gross realized losses	—	8,984	1,742

Unencumbered investment securities held to maturity at December 31, 2004, amounted to $462,176,000 after taking into account the investment securities pledged (Note 7), those sold under agreements to repurchase (Note 8), those pledged to the Federal Reserve Bank of $6,000,000 and those pledged to the Puerto Rico Treasury Department (for Westernbank’s International Division) of $500,000. Pledged investment securities amounting to $6,380,665,000 and $5,184,176,000 at December 31, 2004 and 2003, respectively, can be repledged.

Nontaxable interest income for the years ended December 31, 2004, 2003 and 2002, amounted to $267,392,000, $188,669,000, and $163,387,000, respectively. Nontaxable interest income relates mostly to interest earned on government and agencies obligations of the United States and Puerto Rico, and certain mortgage-backed securities, loans and investments of Westernbank’s International division.

The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been below its cost basis, the expectations for that security’s performance, the credit worthiness of the issuer, and the Company’s intention and ability to hold the security to maturity.

The impairment analysis on the mortgage and asset-backed securities is done placing special emphasis on the analysis of the trustee and collateral manager monthly reports, on sensitivity and expected cash flow analyses made by major brokerage houses and on the credit worthiness of the issuer. The Company also considers its intent and ability to hold these securities. If management believes, based on the analysis, that the principal and interest obligations on any mortgage and asset-backed security will not be received in a timely manner, the security is written down to fair value based on available secondary market prices from broker/dealers.

The equity securities and corporate notes impairment analyses are performed and reviewed quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.

In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporarily impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and April 15, 2003. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. Management concluded, based on these facts and the secondary market prices, that a $15.7 million other-than-temporary impairment write-down adjustment was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO’s that were downgraded as available for sale as of March 31, 2003.

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

As of December 31, 2004 and 2003, management concluded that there was no other-than-temporary impairment on its investment securities portfolio.

4.	LOANS:

The loan portfolio at December 31, consisted of the following:

	2004	2003
	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$3,167,439	$2,269,380
Residential real estate, mainly one-to-four-family residences	903,967	894,695
Construction and land acquisition	331,221	207,593

Total	4,402,627	3,371,668

Plus (less):
Undisbursed portion of loans in process	(3,076)	(4,993)
Premium on loans purchased	690	1,016
Deferred loan fees - net	(14,480)	(9,615)

Total	(16,866)	(13,592)

Real estate loans - net	4,385,761	3,358,076

OTHER LOANS:
Commercial loans	768,845	526,105
Consumer loans:
Loans on deposits	29,587	30,805
Credit cards	53,268	54,832
Installment	789,095	777,573
Plus (less):
Premium on loans purchased	1,337	2,281
Deferred loan fees - net	(6,594)	(4,946)

Other loans - net	1,635,538	1,386,650

TOTAL LOANS	6,021,299	4,744,726

ALLOWANCE FOR LOAN LOSSES	(80,066)	(61,608)

LOANS - NET	$5,941,233	$4,683,118

The Company originated commercial real estate loans, including construction loans, during 2004 amounting to $1,699,693,000. The outstanding balances of these loans totaled $3,167,439,000 at December 31, 2004. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities. Foreign loans amounted to $2,237,000 and $2,485,000 at December 31, 2004 and 2003, respectively.

The Company originates mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, mortgage loans are designated as held for either sale or investment purposes. Mortgage loans held for sale are carried at the lower of cost or fair value. At December 31, 2004 and 2003, mortgage loans with a cost of $1,642,000 and $2,568,000, respectively, were designated as held for sale.

The following table reflects the outstanding principal balance of non-accrual loans and the corresponding effect on earnings:

	2004	2003	2002
	(In thousands)
Outstanding principal balance at end of year	$34,269	$31,246	$19,405

Interest that would have been recorded if the loans had been performing and not been classified as non-accrual	$3,557	$2,500	$1,102

Residential mortgage loans serviced for others are not included in the consolidated statements of financial condition. At December 31, 2004 and 2003, the unpaid principal balance of these loans amounted to $296,626,000 and $309,974,000, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with the loans serviced for others, the Company held borrowers’ escrow balances of $1,013,000 and $951,000 at December 31, 2004 and 2003, respectively.

Mortgage servicing rights, included as other assets, amounted to $3,302,000 and $2,822,000 at December 31, 2004 and 2003, respectively. In 2004, 2003 and 2002, the Company capitalized mortgage servicing rights amounting to $904,000, $1,544,000 and $607,000, respectively. Amortization of mortgage servicing rights was $424,000, $648,000, and $772,000 in 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, the carrying value of mortgage servicing rights approximates fair value.

In the normal course of business, the Company engages in business transactions with its directors, executive officers, principal shareholders and organizations associated with them. Loans to related parties, mainly mortgage loans for purchase of the principal residence, are substantially on the same terms as loans to non-related parties. The aggregate amount of loans outstanding to related parties at December 31, 2004 and 2003 totaled $797,000 and $718,000, respectively.

Changes in the allowance for loan losses are summarized below:

	2004	2003	2002
	(In thousands)
Balance - at January 1	$61,608	$47,114	$38,364
Provision charged to income	36,691	27,048	15,083
Recoveries of loans previously written off	3,970	2,312	1,632
Write-off of uncollectible accounts	(22,203)	(14,866)	(7,965)

Balance - at December 31	$80,066	$61,608	$47,114

The total investment in impaired commercial and construction loans at December 31, 2004 and 2003 was $54,175,000 and $50,305,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at December 31, 2004 and 2003. Impaired commercial and construction loans amounting to $29,975,000 and $28,217,000 at December 31, 2004 and 2003, respectively, were covered by a valuation allowance of $8,412,000 and $4,646,000, respectively. Impaired commercial and construction loans amounting to $24,200,000 and $22,088,000 at December 31, 2004 and 2003, respectively, did not require a valuation allowance in accordance with SFAS No. 114. The average investment in impaired commercial and construction loans during the years ended December 31, 2004, 2003 and 2002, amounted to $46,509,000, $46,676,000 and $46,147,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income during the years ended December 31, 2004, 2003 and 2002, amounted to $2,460,000, $2,452,000 and $4,041,000, respectively.

5.	FORECLOSED REAL ESTATE HELD FOR SALE:

Foreclosed real estate held for sale at December 31, consisted of the following:

	2004	2003
	(In thousands)
Balance, foreclosed real estate held for sale:
Residential (1 - 4 units)	$1,739	$1,832
Commercial	2,378	2,278

Total	4,117	4,110
Less valuation allowance	306	28

Foreclosed real estate held for sale - net	$3,811	$4,082

Changes in the allowance for foreclosed real estate held for sale are summarized below:

	2004	2003	2002
	(In thousands)
Balance - at January 1	$28	$51	$318
Provision	553	37	126
Write-offs	(275)	(60)	(393)

Balance - at December 31	$306	$28	$51

6.	PREMISES AND EQUIPMENT:

Premises and equipment at December 31, consisted of the following:

	2004	2003
	(In thousands)
Land and improvements	$30,019	$30,722
Buildings and improvements	54,958	55,086
Furniture and equipment	20,633	20,961
Leasehold improvements	11,744	13,124
Construction in progress	10,079	4,459

Total	127,433	124,352
Less accumulated depreciation and amortization	17,382	20,982

Total	$110,051	$103,370

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002, amounted to $7,034,000, $7,293,000 and $6,856,000, respectively.

7.	DEPOSITS AND INTEREST EXPENSE:

Deposits at December 31, consisted of the following:

	2004	2003
	(In thousands)
Noninterest bearing accounts	$249,368	$192,760
Passbook accounts	829,424	692,190
NOW accounts	269,716	218,616
Super NOW accounts	33,864	27,723
Money market accounts	100	198
Certificates of deposit	4,818,892	4,230,477

Total	6,201,364	5,361,964
Accrued interest payable	29,847	23,512

Total	$6,231,211	$5,385,476

The weighted average interest rate of all deposits at December 31, 2004 and 2003, was approximately 2.75% and 2.26%, respectively. At December 31, 2004, the aggregate amount of deposits in denominations of $100,000 or more was $875,272,000 ($719,933,000 at December 31, 2003). Certificates of deposit include brokered deposits of $4,159,016,000 and $3,510,482,000 at December 31, 2004 and 2003, respectively. Deposits of directors, executive officers, principal shareholders and organizations associated with them amounted to $13,112,000 and $9,255,000 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

Year Ending	Amount
December 31,	(In thousands)
2005	$2,927,546
2006	345,687
2007	361,797
2008	231,558
2009	428,752
Thereafter	523,552

Total	$4,818,892

At December 31, 2004, the Company had pledged investment securities held to maturity with a carrying value of $64,134,000 and mortgage-backed securities held to maturity with a carrying value of $10,090,000 to secure public funds, and mortgage-backed securities held to maturity with a carrying value of $338,000 as bond requirement for individual retirement accounts.

A summary of interest expense on deposits for the years ended December 31, follows:

	2004	2003	2002
	(In thousands)
Passbook	$16,787	$13,014	$12,520
NOW, Super NOW and Money Market accounts	5,267	4,085	3,598
Certificates of deposit	121,806	97,656	98,256

Total	$143,860	$114,755	$114,374

8.	FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS:

Federal funds purchased and repurchase agreements, and the related weighted interest rates at December 31, 2004 and 2003, consisted of the following:

	2004		2003
		Weighted		Weighted
		Interest		Interest
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Federal funds purchased	$75,029	2.37%	$—	—%
Repurchase agreements	6,608,498	2.86	5,046,045	2.36

Total	$6,683,527		$5,046,045

The Company enters into sales of securities under agreements to repurchase the same securities (“repurchase agreements”). Repurchase agreements are classified as secured borrowings and are reflected as a liability in the consolidated statements of financial condition. During the years ended December 31, 2004 and 2003, all of the Company’s transactions were fixed-coupon repurchase agreements including $482,848,000 at December 31, 2004 and 2003 of long-term agreements with fixed rate step-up schedule. During the period of such agreements, the securities were delivered to the counterparties. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities at the maturities of the agreements. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Repurchase agreements at December 31, 2004, mature as follows: within 30 days — $4,254,508,000; 31 days to one year — $703,956,000; in 2006 — $47,500,000; in 2007 — $585,336,000; and in 2010 and thereafter — $1,017,198,000. At December 31, 2004, with respect to repurchase agreements amounting to $1,556,348,000, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. For FHLB repurchase agreements, see Note 10.

At December 31, 2004 and 2003, repurchase agreements (classified by counterparty) were as follows:

	2004		2003
		Fair Value		Fair Value
	Borrowing	of Underlying	Borrowing	of Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
UBS Financial Services Incorporated of Puerto Rico	$1,442,685	$1,484,428	$1,382,725	$1,435,734
Federal Home Loan Bank of New York	832,893	851,527	649,000	648,936
Lehman Brothers Inc. and affiliates	504,448	604,556	504,448	612,581
Merrill Lynch Government Securities Inc. and affiliates	869,340	878,663	529,951	535,440
Bear, Stearns and Company, Inc.	278,391	301,852	534,273	564,947
Credit Suisse First Boston LLC	640,154	625,851	339,508	414,672
Salomon Smith Barney Inc. and affiliates	599,025	617,572	441,800	469,819
Morgan Stanley Dean Witter	1,012,000	1,024,200	431,950	445,362
Wachovia Securities, LLC	161,244	165,019	182,390	184,217
Doral Securities, Inc.	49,245	50,062	50,000	50,766
Barclays Capital, Inc.	49,450	49,641	—	—
J.P. Morgan Securities, Inc.	169,623	172,122	—	—

Total	$6,608,498	$6,825,493	$5,046,045	$5,362,474

Borrowings under repurchase agreements at December 31, were collateralized as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
Securities Underlying	Value of	Value of	Value of	Value of
Repurchase	Underlying	Underlying	Underlying	Underlying
Agreements	Collateral	Collateral	Collateral	Collateral
	(In thousands)

U.S. Government and agencies obligations - held to maturity	$5,596,079	$5,573,172	$4,255,219	$4,234,831
Mortgage-backed securities purchased under agreements to resell	529,305	525,299	200,000	266,855
Mortgage-backed securities - held to maturity	778,287	720,906	880,486	813,352
Mortgage-backed securities - available for sale	6,116	6,116	47,436	47,436

Total	6,909,787	$6,825,493	5,383,141	$5,362,474

Accrued interest receivable of underlying securities	54,029		48,973

Total	$6,963,816		$5,432,114

A summary of short-term borrowings, including federal funds purchased, repurchase agreements and advances from Federal Home Loan Bank (see Note 10), and interest rates at and for the year ended December 31, are indicated below:

	2004	2003
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$75,029	$—
Weighted-average interest rate at year end	2.37%	—%
Monthly average outstanding balance	$23,753	$8,500
Weighted-average interest rate for the year	1.95%	1.34%
Maximum month-end balance	$95,005	$75,000

Repurchase agreements:
Balance at end of year	$4,138,257	$1,648,891
Weighted-average interest rate at year end	2.30%	1.21%
Monthly average outstanding balance	$2,377,042	$1,093,921
Weighted-average interest rate for the year	1.67%	1.24%
Maximum month-end balance	$4,206,540	$1,717,184

Advances from FHLB:
Balance at end of year	$25,000	$40,000
Weighted-average interest rate at year end	2.41%	1.20%
Monthly average outstanding balance	$21,250	$31,917
Weighted-average interest rate for the year	1.65%	1.33%
Maximum month-end balance	$50,000	$64,000

Total short-term borrowings:
Balance at end of year	$4,238,286	$1,688,891
Weighted-average interest rate at year end	2.30%	1.21%
Monthly average outstanding balance	$2,422,045	$1,134,338
Weighted-average interest rate for the year	1.67%	1.24%
Maximum month-end balance	$4,238,286	$1,832,184

9.	LINES OF CREDIT:

As of December 31, 2004 and 2003, Westernbank had line of credit agreements with six and four commercial banks, respectively, permitting Westernbank to borrow a maximum aggregate amount of $245,000,000 and $125,000,000, mainly through federal funds purchased. There were $75.0 million outstanding as of December 31, 2004 (there were no borrowings outstanding as of December 31, 2003, under such lines of credit). The agreements provide for unsecured advances to be used by Westernbank on an overnight basis. Interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK AND MORTGAGE NOTE PAYABLE:

Advances from Federal Home Loan Bank (“FHLB”) and mortgage note payable, and the related weighted interest rates at December 31, consisted of the following:

	2004		2003
		Weighted		Weighted
		Interest		Interest
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
ADVANCES FROM FHLB:
Fixed rate convertible advances (2.41 % to 6.66%)	$211,000	3.78%	$146,000	4.06%

MORTGAGE NOTE:
Fixed rate mortgage note	$36,858	8.05%	$37,234	8.05%

Advances and repurchase agreements (Note 8) are received from the FHLB under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. At December 31, 2004, convertible advances were secured by mortgage loans amounting to $331,481,000. At the advances’ and repurchase agreements’ first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advances and reverse repurchase agreements, including any accrued interest, on such optional conversion date.

At December 31, 2004 and 2003, Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank Puerto Rico, had outstanding $36.9 million and $37.2 million, respectively, of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the (1) greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza, Inc. has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

Advances from FHLB and the mortgage note payable by contractual maturities at December 31, 2004, were as follows:

	Advances	Mortgage
Year Ending	from FHLB	Note Payable
December 31,	(In thousands)
2005	$39,000	$418
2006	70,000	454
2007	60,000	492
2008	—	526
2009	—	579
Thereafter	42,000	34,389

Total	$211,000	$36,858

11.	INCOME TAXES:

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

The Code provides a dividend received deduction of 100%, on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, Westernbank International division operates as an International Banking Entity (“IBE”) under the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. As a result of the above, the Company’s effective tax rate is substantially below the statutory rate.

Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. At December 31, 2004, management estimated that the provisions of the Act did not have an effect on the Company’s financial position or results of operations.

Accrued income tax payable amounted to $2,444,000 and $19,826,000 at December 31, 2004 and 2003, respectively, and is included as part of “Accrued expenses and other liabilities” in the accompanying statements of financial condition. The provision for income taxes for the years ended December 31, consisted of the following:

	2004	2003	2002
	(In thousands)
Current	$28,182	$29,346	$18,619
Deferred credit	(6,096)	(8,575)	(2,518)

Total	$22,086	$20,771	$16,101

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the years ended December 31, was as follows:

	2004		2003		2002
		% of Pre-		% of Pre-		% of Pre-
		tax		tax		tax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars in thousands)
Computed at Puerto Rico statutory rate	$75,641	39%	$52,293	39%	$39,805	39%

Effect on provision of:
Exempt interest income, net	(50,940)	(26)	(34,078)	(25)	(25,700)	(25)
Nondeductible expenses, net	159	—	169	—	12	—
Other	(2,774)	(2)	2,387	1	1,984	2

Provision for income tax as reported	$22,086	11%	$20,771	15%	$16,101	16%

Deferred income tax assets (liabilities) as of December 31, consisted of the following:

	2004	2003
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$30,098	$22,899
Capital losses on sale of investment securities, expire in 2008	4,912	5,604
Net operating loss carryfowards, expire through 2009	620	—
Unrealized loss in valuation of derivative instruments	415	—
Other	172	154

Total deferred tax assets	36,217	28,657
Less valuation allowance	5,032	1,718

Subtotal	31,185	26,939

Deferred tax liabilities:
Unrealized gain in valuation of derivative instruments	—	746
Unrealized gain in securities available for sale	—	21
Other	158	1,262

Total deferred tax liabilities	158	2,029

Deferred income taxes, net	$31,027	$24,910

Changes in the valuation allowance for deferred income tax assets were as follows:

	2004	2003	2002
	(In thousands)
Balance - at January 1	$1,718	$6	$39
Increase (decrease) in valuation allowance	3,314	1,712	(33)

Balance - at December 31	$5,032	$1,718	$6

Realization of deferred tax assets is dependent on generating sufficient future taxable income or capital gains. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income or capital gains are not met.

12.	NET GAIN (LOSS) ON SALES AND VALUATION OF LOANS, SECURITIES AND OTHER ASSETS:

Net gain (loss) on sales and valuation of loans, securities and other assets for the years ended December 31, consisted of the following:

	2004	2003	2002
	(In thousands)
Trading account securities, mainly related to loans securitized	$314	$1,657	$(866)
Investment securities available for sale	128	(7,671)	1,508
Impairment on investment securities held to maturity	—	(15,701)	—
Mortgage loans held for sale	1,649	2	306
Other	538	764	2

Total	$2,629	$(20,949)	$950

13.	COMMITMENTS AND CONTINGENCIES:

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

The Company, as a Puerto Rico chartered financial holding company, and its subsidiaries are each subject to extensive federal and local government supervision and regulation relating to its financial holding company status and the banking and insurance businesses. There are laws and regulations that restrict transactions between the Company and its subsidiaries. In addition, the Company benefits from favorable tax treatment of activities relating to the Westernbank’s International Division. Any change in such regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the applicable local legislature, could have a substantial impact on the companies’ operations.

Westernbank has open to investigation its taxable years from 2000 to 2004. The last income tax investigation of the Puerto Rico Treasury Department (the “PRTD”), which covered taxable years 1996 to 1999, resulted in an income tax deficiency of approximately $1.2 million. This deficiency mainly resulted from a differing interpretation in the methodology used to allocate expenses to the exempt income. Westernbank settled the income tax deficiency and agreed to close the investigation without accepting the PRTD’s position. At December 31, 2004 and 2003, management recorded an accrual of $1.6 million to cover this income tax contingency.

The Company has received from the Securities Exchange Commission (the “SEC”) notice of a formal order of private investigation into matters that were the subject of a previously announced informal inquiry by the SEC. The inquiry appears to be primarily related to the other-than-temporary impairment charges announced by the Company in April 2003 in connection with its investments in corporate bond and loan obligations. The Company is cooperating fully with the SEC and will continue to do so. The formal order is a confidential document directing a non-public investigation.

At December 31, 2004, the Company is obligated under non-cancelable operating leases for banking premises. Certain leases contain escalation clauses providing for increased rental. Rent expense, including the proportionate share of maintenance expenses of common areas, administrative expenses, property taxes, utilities and insurance expenses, amounted to $2,629,000, $2,576,000, and $2,435,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The projected minimum rental payments under the leases with initial or remaining terms of more than one year, without considering renewal options, and expiring through 2025 are as follows:

Minimum
Year Ending	Rent
December 31,	(In thousands)
2005	$2,373
2006	2,112
2007	1,413
2008	870
2009	423
Thereafter	359

Total	$7,550

14.	RETIREMENT BENEFIT PLANS:

Pension Plan

The Company established a retirement plan for directors who were not also executive officers and who elected to retire after January 1, 1988. The Plan generally provided pension benefits ranging from 80% to 100% of the Director’s average remuneration based on consecutive years of service (vesting started after six years) and average earnings during the last five years (three years if the Director has served longer than 25 years). On February 24, 1989, the Plan was substantially amended to limit the pension benefits to only those directors who were founders of the Company, had attained the age of 50 years and had served for 25 consecutive years on the Board. The amended plan provided for pension benefits equal to the Director’s average remuneration during the last three years of service. The other Directors (non-founders) by approving this amendment waived and renounced their pension benefits under the Plan. The accumulated benefit obligation under this Plan was $136,000 as of December 31, 2003. Effective October 2004, all obligations under this plan were extinguished.

Profit-Sharing and Defined Contributions Plans

The Company has a non-contributory deferred profit-sharing plan, covering substantially all of its employees, which provides for retirement and disability benefits. The Company’s contribution to the profit-sharing plan is discretionary. The Company’s contributions for the years ended December 31, 2004, 2003 and 2002 were $250,000 for each year.

The Company has a defined contribution plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company who have one year of service and are twenty-one years or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to the maximum deferral amount specified by local law. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company’s contributions plus actual earnings thereon are 100 percent vested after three years of credited service. In case of death or disability, a participant or his/her beneficiary will be 100 percent vested regardless of the number of years of credited service. The Company’s contributions for the years ended December 31, 2004, 2003 and 2002, amounted to $376,000, $329,000 and $305,000, respectively.

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

The Company (on a consolidated basis) and Westernbank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Westernbank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Westernbank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Westernbank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and Westernbank meet all capital adequacy requirements to which they are subject.

As of March 31, 2004 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At December 31, 2004, there are no conditions or events since the latest examination date that management believes have changed Westernbank’s category.

The Companies’ actual capital amounts and ratios as of December 31, 2004 and 2003, are also presented in the table below:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2004:

Total Capital to Risk Weighted Assets:
Consolidated	$1,158,444	15.70%	$590,227	8%	N/A	N/A
Westernbank	1,020,296	13.88	587,987	8	$734,983	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$1,078,377	14.78%	$291,911	4%	N/A	N/A
Westernbank	940,230	12.93	290,791	4	$436,186	6%

Tier I Capital to Average Assets:
Consolidated	$1,078,377	7.72%	$419,230	3%	N/A	N/A
Westernbank	940,230	6.75	417,582	3	$695,971	5%

As of December 31, 2003:

Total Capital to Risk Weighted Assets:
Consolidated	$886,360	14.87%	$476,996	8%	N/A	N/A
Westernbank	880,001	14.76	462,167	8	$577,709	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$826,618	13.98%	$236,034	4%	N/A	N/A
Westernbank	819,393	13.87	228,619	4	$342,929	6%

Tier I Capital to Average Assets:
Consolidated	$826,618	7.22%	$343,586	3%	N/A	N/A
Westernbank	819,393	7.19	341,507	3	$569,179	5%

The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank financial holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. Management believes that the Company will continue to meet its capital requirements, cash obligations as they become due and pay dividends as they are declared.

The principal source of income and funds for the Company (parent company) are dividends from its subsidiaries. Federal and Puerto Rico banking regulations place certain restrictions on dividends paid and loans or advances made by Westernbank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of Westernbank, and loans or advances are limited to 10 percent of Westernbank’s capital stock and surplus on a secured basis.

During 2004, the amount of dividends Westernbank can pay to the Company without prior approval of regulatory agencies is limited to its 2004 eligible net profits, as defined, and its adjusted retained 2003 and 2002 net income. In addition, dividends paid by Westernbank to the Company would be prohibited if the effect thereof would cause Westernbank’s capital to be reduced below applicable minimum capital requirements.

16. COMMON AND PREFERRED STOCK TRANSACTIONS:

During 2003 and 2002, the Company acquired and retired shares of common stock as follows: $33,000 (1,903 shares) in 2003; and $42,000 (1,678 shares) in 2002.

On December 6, 2004, the Company’s board of directors declared a three-for-two split on its common stock, for stockholders of record as of December 31, 2004 and distributed on January 10, 2005. The effect of the stock split was a decrease in retained earnings and an increase in common stock of approximately $54.6 million.

On December 13, 2004, the Company’s board of directors declared a two percent (2%) stock dividend, for stockholders of record as of December 30, 2004 and distributed on January 10, 2005. The effect of the stock dividend was a decrease in retained earnings, an increase in paid-in-capital and an increase in common stock of approximately $45.8 million, $43.7 million and $2.1 million, respectively.

During 2004, the Company issued 214,750 shares of common stock upon exercise of stock options by three of the Company’s executive officers (Note 17 – Stock Compensation Plans).

On November 4, 2003, the Company’s board of directors declared a three-for-two split on its common stock, for stockholders of record as of November 28, 2003 and distributed on December 10, 2003. The effect of the stock split was a decrease in retained earnings and an increase in common stock of approximately $34.7 million.

On November 11, 2003, the Company’s board of directors declared a two percent (2%) stock dividend, for stockholders of record as of November 28, 2003 and distributed on December 10, 2003. The effect of the stock dividend was a decrease in retained earnings, an increase in paid-in-capital and an increase in common stock of approximately $35.2 million, $33.1 million and $2.1 million, respectively.

During 2003, the Company issued 500,000 shares of common stock upon exercise of stock options by an executive officer of the Company (Note 17 – Stock Compensation Plans).

On June 17, 2002, the Company’s board of directors declared a three-for-two split on its common stock, for all stockholders of record as of June 28, 2002 and distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock of approximately $20.8 million.

During 2002, the Company issued 6,095,000 shares of the Company’s Common Stock, providing a net capital infusion of approximately $97.9 million.

The Company has issued the following non-cumulative, monthly income preferred stock:

			Issuance
			Price and
			Liquidation		Proceeds From
Issuance		Dividend	Preference	Shares	Issuance, Net of	Issuance
Year	Type of Preferred Stock	Rate	Per Share	Issued	Issuance Costs	Costs

1998	Convertible, 1998 Series A	7.125%	$25	1,219,000	$29,143,000	$1,332,000
1999	Non-convertible, 1999 Series B	7.250	25	2,001,000	48,273,000	1,752,000
2001	Non-convertible, 2001 Series C	7.600	25	2,208,000	53,103,000	2,097,000
2001	Non-convertible, 2001 Series D	7.400	25	1,791,999	43,238,000	1,562,000
2002	Non-convertible, 2002 Series E	6.875	25	1,725,000	41,463,000	1,662,000
2003	Non-convertible, 2003 Series F	6.700	25	4,232,000	102,192,000	3,608,000
2003	Non-convertible, 2003 Series G	6.900	25	2,640,000	63,671,000	2,329,000
2004	Non-convertible, 2004 Series H	6.700	50	2,675,500	129,311,000	4,464,000

	Total			18,492,499	$510,394,000	$18,806,000

The preferred stock ranks senior to the Company’s common stock as to dividends and liquidation rights. Each share of the 1998 Series A preferred stock is convertible, at the holder’s option, at any time on or after the 90th day following the issue date, into ..995 shares of the Company’s common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $7.12 (as adjusted) per share of common stock.

During 2004, 2003 and 2002, 276,994, 419,254 and 2,000 shares, respectively, of the convertible preferred stock Series A were converted into 632,523, 625,717 and 2,984 shares of common stock, respectively. At December 31, 2004 and 2003, the Company had outstanding 520,752 and 797,746 shares, respectively, of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A.

The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the twelve month period beginning July 1 for the 1998 Series A, May 28 for the 1999 Series B, March 30 for the 2001 Series C, August 1 for the 2001 Series D, October 31 for the 2002 Series E, May 30 for the 2003 Series F, August 29 for the 2003 Series G and December 21 for the 2004 Series H of the years indicated below, plus accrued and unpaid dividends, if any, to the date of redemption:

	Redemption Price per Share
December 31,	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H

2005	$25.25	$25.50	—	—	—	—	—	—
2006	25.00	25.00	$25.50	$25.50	—	—	—	—
2007	25.00	25.00	25.25	25.25	$25.50	—	—	—
2008	25.00	25.00	25.00	25.00	25.25	$25.50	$25.50	—
2009	25.00	25.00	25.00	25.00	25.00	25.25	25.25	$51.00
2010	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.50
2011 and thereafter	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.00

17. STOCK COMPENSATION PLANS:

The Company has two stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 14,747,670 shares (as adjusted) of common stock can be granted. Also, options for up to 14,747,670 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The options become fully exercisable after five years following the grant date. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization.

The activity in outstanding options for the years ended December 31, 2004, 2003 and 2002, is set forth below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	4,862,723	$4.62	3,678,250	$7.01	2,370,500	$10.06

Transactions before stock split and stock dividend:
Options granted	—	—	—	—	—	—
Options exercised	(214,750)	4.52	(500,000)	6.67	—	—
Options forfeited	—	—	—	—	—	—

	4,647,973	4.62	3,178,250	7.06	2,370,500	10.06

Stock split and stock dividend effect	2,463,425	3.02	1,684,473	4.62	1,185,250	6.70

Transactions after stock split and stock dividend:
Options granted	—	—	—	—	122,500	15.85
Options exercised	—	—	—	—	—	—
Options forfeited	—	—	—	—	—	—

End of year	7,111,398	$3.02	4,862,723	$4.62	3,678,250	$7.01

The Company has only three exercise prices for options granted, all of them granted at three different dates. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2004:

	Outstanding		Exercisable
		Weighted
		Average
	Number of	Contract	Number of
Exercise Prices (1)	Options (1)	Life (Years)	Options (1)
$2.85	6,631,513	5.12	4,574,360
$3.35	193,124	6.38	115,875
$6.77	286,761	7.55	114,704

Total	7,111,398	5.25	4,804,939

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and distributed both on January 10, 2005, the three-for-two stock split and a 2% stock dividend on our common stock declared in November 2003 and distributed both on December 10, 2003, and the three-for-two stock split on our common stock declared on June 17, 2002 and distributed on July 10, 2002.

18. OFF-BALANCE SHEET ACTIVITIES:

In the normal course of business, the Company becomes a party to credit related financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Commitments to Extend Credit and Commercial Letters of Credit

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and commitments to purchase loans, is represented by the contractual notional amount of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

The contract amount of financial instruments, whose amounts represent credit risk at December 31, was as follows:

	2004	2003
	(In thousands)
Commitments to extend credit:
Fixed rates	$7,576	$11,541
Variable rates	504,510	243,825
Unused lines of credit:
Commercial	177,893	80,008
Credit cards and other	138,736	94,259
Commercial letters of credit	27,784	12,287
Commitments to purchase mortgage loans	600,000	200,000

Total	$1,456,499	$641,920

19. ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

Derivative Financial Instruments

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy may involve modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps and indexed options. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative, is reflected on the Company’s statements of financial condition as derivative assets and derivative liabilities.

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

Indexed options are contracts that the Company enters into in order to receive the average appreciation of the month end value of the Standard & Poor’s 500 Composite Stock Index over a specified period in exchange for the payment of a premium when the contract is initiated. The credit risk inherent in the indexed options is the risk that the exchange party may default.

Fair Value Hedging Instruments

The Company currently utilizes interest rate swaps to convert its fixed-rate certificates of deposit or firm commitments to originate certificates of deposit (liabilities) to a variable rate. By entering into the swap, the principal amount of the hedged item would remain unchanged but the interest payment streams would change. These swaps mature between one to twenty years with a right by the counterparty to call them after the first anniversary. The Company has an identical right to call the certificates of deposit. Decisions to convert fixed-rate certificates of deposits or unrecognized firm commitments to originate certificates of deposit (liabilities) to variable rate are made primarily by consideration of the asset/liability mix of the Company, the desired asset/liability sensitivity and by interest rate levels.

The notional amount of the interest rate swaps used to hedge the fixed rate certificates of deposit and the firm commitments to originate certificates of deposit amounted to $778,105,000 and $636,818,000 at December 31, 2004 and 2003, respectively. Firm commitments to originate certificates of deposit at December 31, 2004 amounted to $20,000,000. At December 31, 2003, there were no firm commitments to originate certificates of deposit (liabilities). At December 31, 2004, the fair value of these derivatives qualifying for fair value hedge represented an unrealized net loss of $13.0 million, which was recorded as “Accrued expenses and other liabilities”, before right to offset effect, and as a decrease to the hedged “Deposits” of $12.9 million and as an increase in “Other assets” of $101,000 in the accompanying 2004 consolidated statement of financial condition. At December 31, 2003, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $12.2 million, which was recorded as “Accrued expenses and other liabilities”, before right to offset effect, and as a decrease to the hedged “Deposits” in the accompanying 2003 consolidated statement of financial condition. The right to offset effect of $4.3 million and $2.8 million was recorded at December 31, 2004 and 2003, respectively, as a decrease in “Other assets” and “Accrued expenses and other liabilities” in the accompanying consolidated statements of financial condition.

The Company purchases fixed rate residential mortgage loans for its portfolio. Fixed rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed rate loan portfolio. It is the Company’s objective to hedge the change in fair value of fixed rate mortgage loans at coverage levels that are appropriate, given the anticipated or existing interest rate levels and other market considerations, as well as the relationship of changes in this asset to other assets of the Company. To meet this objective, the Company enters into contracts to purchase fixed rate residential mortgage loans with a third party. The third party agreed to provide the Company a return at a floating rate of interest (three month LIBOR plus a spread) even though the contractual terms of the loans are fixed rate in nature. This provision is effectively an interest rate swap (balance guarantee swap). Since the contracts meet with the sale accounting provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, SFAS No. 133 and related interpretations, these interest rate swaps are accounted for separately. Since the hedged item and the hedging instrument have identical critical terms, no ineffectiveness is assumed and the fair value changes in the interest rate swaps are recorded as changes in the value of both the interest rate swaps and the mortgage loans. At December 31, 2004, the notional amount of these interest rate swaps and the principal balance of the mortgage loans amounted to $600,848,000; the weighted average receive floating rate at year end was 3.65%; the weighted average pay fixed rate at year end was 7.39%; and the floating rate spread ranged from 120 to 160 basis points.

At December 31, 2004, the fair value of these derivatives qualifying for fair value hedge represented an unrealized loss of $23.9 million, which was recorded as “Accrued expenses and other liabilities” and as an increase to “Loans” in the accompanying 2004 consolidated statement of financial condition.

Derivative Instruments not Designated as Hedge

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

Information pertaining to the notional amounts of the Company’s derivative instruments not designated as hedge as of December 31, was as follows:

	Notional Amount
	2004	2003
	(In thousands)
Interest rate swaps (unmatched portion)	$8,895	$3,182
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	112,407	85,811
Purchased options used to manage exposure to the stock market on stock indexed deposits	78,212	50,343

Total	$235,843	$175,665

At December 31, 2004, the fair value of derivatives not qualifying as a hedge represented an unrealized net gain of $26.4 million and was recorded as part of “Other assets” of $12.1 million, as part of a reduction of “Deposits” of $14.5 million and as part of “Accrued expenses and other liabilities” of $254,000, in the accompanying 2004 consolidated statement of financial condition.

At December 31, 2003, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $4.5 million and was recorded as part of “Other assets” $2.8 million, as part of “Deposits” $7.2 million and as part of “Accrued expenses and other liabilities” $99,000, in the accompanying 2003 consolidated statement of financial condition.

Other Derivative Instruments Information

A summary of the types of swaps used, excluding those used to manage exposure to the stock market and to the variability in the fair value of fixed rate residential mortgage loans, and their terms at December 31, follows:

	2004	2003
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$787,000	$640,000
Weighted average receive rate at year end	4.09%	4.85%
Weighted average pay rate at year end	2.35%	1.28%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .40% to plus .36%	100%	100%

The changes in notional amount of swaps outstanding during the years ended December 31, follows:

	2004	2003
	(In thousands)
Beginning balance	$676,329	$566,329
New swaps	415,500	437,500
Called and matured swaps	(268,500)	(327,500)

End balance	$823,329	$676,329

At December 31, 2004, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

		Embedded	Purchased	Balance
Year Ending	Swaps	Options	Options	Guarantee Swaps
December 31,	(In thousands)
2005	$165,000	$—	$—	$ —
2006	61,329	36,940	1,623	—
2007	7,500	26,573	27,150	—
2008	—	21,206	21,571	—
2009	30,500	27,688	27,868	—
Thereafter	559,000	—	—	600,848

Total	$823,329	$112,407	$78,212	$ 600,848

Swap agreements amounting to $554,000,000 at December 31, 2004, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on hedged certificates of deposit). During the years ended December 31, 2004 and 2003, various counterparties of swap agreements exercised their option to cancel their swaps and immediately, the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At December 31, 2004, the carrying value of the specific collateral held by the counterparties consisted of money market instruments of $9,711,000.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments (such as loans and financial liabilities). In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosure about Fair Value of Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Accordingly, the aggregate fair value amounts presented should not be construed as the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these consolidated financial statements:

•	Short-term Financial Assets and Liabilities – For financial instruments with a short-term or no stated maturity, at prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, money market instruments, certain deposits (passbook accounts, money market and checking accounts), federal funds purchased and accrued interest.

•	Investment Securities Available for Sale, Held to Maturity and Trading Securities - The fair values of investment securities available for sale, held to maturity and trading securities are estimated based on quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

•	Federal Home Loan Bank (FHLB) Stock - FHLB stock is valued at its redemption value.

•	Mortgage Loans Held for Sale - Fair value is based on the contract price at which the mortgage loans will be sold.

•	Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, commercial, consumer, credit cards and other loans. Each loan category is further segmented into fixed and adjustable interest rate terms and by performing, nonperforming and loans with payments in arrears.

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

•	Mortgage Servicing Rights - The carrying amount of mortgage servicing rights, which is evaluated periodically for impairment, approximates the fair value (fair value is estimated considering prices for similar assets).

•	Deposits - The fair value of fixed rate certificates of deposit is based on the discounted value of contractual cash flows using current rates for certificates of deposit with similar terms and remaining maturities. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

•	Repurchase Agreements, Advances from FHLB and Mortgage Note Payable - The fair value of repurchase agreements, advances from FHLB and mortgage note payable is based on the discounted value using rates currently available to the Company for debt with similar terms and remaining maturities.

•	Derivative Assets and Derivative Liabilities – The fair value of interest rate swaps (excluding balance guarantee swaps) and index option contracts were obtained from dealer quotes. In the case of balance guarantee swaps, the fair values were estimated by management based on the present value of expected future cash flows using discount rates of the swap yield curve and considering prepayment assumptions for similar mortgage loans. These fair values represent the estimated amount the Company would receive or pay to terminate the contracts taking into account the current interest rates and the current creditworthiness of the counterparties.

•	Commitments to Extend Credit and Commercial Letters of Credit - The fair value of commitments to extend credit and commercial letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

The estimated fair values of the Company’s financial instruments at December 31, were as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Financial Assets:
Cash and due from banks	$77,752	$77,752	$92,811	$92,811
Federal funds sold and resell agreements	1,017,303	1,017,303	649,852	649,852
Interest-bearing deposits in banks	49,476	49,476	37,767	37,767
Investment securities available for sale	7,881	7,881	55,080	55,080
Investment securities held to maturity	6,921,379	6,836,897	5,723,710	5,638,816
Federal Home Loan Bank stock	52,195	52,195	39,750	39,750
Mortgage loans held for sale	1,633	1,633	2,555	2,555
Loans (excluding allowance for loan losses)	6,021,299	5,980,836	4,744,726	4,766,373
Accrued interest receivable	88,285	88,285	75,567	75,567
Mortgage servicing rights	3,302	3,302	2,822	2,822
Derivative options purchased	7,792	7,792	—	—

Financial Liabilities:
Deposits:
Non-interest bearing	249,368	249,368	192,760	192,760
Interest bearing	5,951,996	5,940,243	5,169,204	5,168,656
Federal funds purchased and repurchase agreements	6,683,527	6,771,099	5,046,045	5,223,733
Advances from FHLB	211,000	212,608	146,000	148,788
Mortgage note payable	36,858	39,170	37,234	40,916
Accrued interest payable	51,961	51,961	39,801	39,801
Interest rate swaps in a net payable position	32,777	32,777	16,663	16,663
Other	6,513	6,513	4,307	4,307

Off-Balance Sheet Credit Related Financial Instruments:

Liabilities:
Commitments to extend credit	—	(5,345)	—	(1,628)
Unused lines of credit:
Commercial	—	(507)	—	(236)
Credit cards and other	—	(218)	—	(236)
Commercial letters of credit	—	(278)	—	(123)

21. RESERVE FUND:

The Banking Law of Puerto Rico requires that a reserve fund be established by Westernbank and that annual transfers of at least 10% of its net income be made, until such reserve fund equals its total paid-in capital on common and preferred shares. Such transfers restrict its retained earnings, which would otherwise be available for dividends.

22. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations (in thousands, except for per share data):

2004	March 31	June 30	Sept. 30	Dec. 31
Total interest income	$134,407	$141,016	$151,545	$164,408
Total interest expense	63,201	66,452	74,499	87,690

Net interest income	71,206	74,564	77,046	76,718
Provision for loan losses	8,941	10,821	10,379	6,550

Net interest income after provision for loan losses	62,265	63,743	66,667	70,168
Total noninterest income	6,908	7,005	8,373	8,947
Total noninterest expenses	(23,647)	(25,241)	(25,308)	(25,929)

Income before income taxes	45,526	45,507	49,732	53,186
Provision for income taxes	5,032	4,484	5,489	7,081

Net income	$40,494	$41,023	$44,243	$46,105

Basic earnings per common share (1)	$0.21	$0.21	$0.23	$0.24

Diluted earnings per common share (1)	$0.20	$0.21	$0.22	$0.23

2003	March 31	June 30	Sept. 30	Dec. 31
Total interest income	$103,348	$110,507	$116,435	$131,604
Total interest expense	53,711	54,230	54,323	60,322

Net interest income	49,637	56,277	62,112	71,282
Provision for loan losses	6,228	6,597	7,892	6,331

Net interest income after provision for loan losses	43,409	49,680	54,220	64,951
Total noninterest income (loss)	(8,299)	285	7,473	7,187
Total noninterest expenses	(19,199)	(19,766)	(21,872)	(23,984)

Income before income taxes	15,911	30,199	39,821	48,154
Provision for income taxes	1,032	4,545	5,183	10,011

Net income	$14,879	$25,654	$34,638	$38,143

Basic earnings per common share (1)	$0.07	$0.13	$0.18	$0.19

Diluted earnings per common share (1)	$0.07	$0.13	$0.17	$0.18

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004, and distributed both on January 10, 2005, and the three-for-two stock split and a 2% stock dividend on our common stock declared in November 2003, and distributed both on December 10, 2003.

The decrease in the provision for loan losses for the fourth quarters of 2004 and 2003, was attributed to lower net charge offs during both quarters.

The provision for income taxes in proportion to income before income taxes (the effective income tax rate) for the 2004 quarters resulted lower than for the 2003 quarters as a result of a significant increase in the Company’s exempt interest income derived from the investment in tax exempt securities, primarily in U.S. Government and agencies obligations.

For the first quarter of 2003, the provision for income tax resulted lower than in other 2003 quarters, since the Company recorded a deferred income tax asset related to a capital loss carryforward on the liquidation of the Company’s CBO’s and CLO’s portfolio which is available to offset capital gains in future years.

23. SEGMENT INFORMATION:

The Company’s management monitors and manages the financial performance of two reportable business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly owned subsidiaries. Separate condensed financial information of the Parent Company is provided in Note 24.

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

Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2004, 2003, and 2002, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and loans. Loans outstanding at December 31, 2004, 2003 and 2002 amounted to $122,723,000, $73,581,000 and $56,833,000, respectively.

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

	As of and for the year ended
	December 31, 2004
	Puerto Rico	International	Total major segments	Other Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$76,091	$—	$76,091	$—	$—	$76,091
Commercial loans	151,610	5,508	157,118	—	—	157,118
Asset-based loans	—	—	—	42,158	—	42,158
Mortgage loans	46,796	—	46,796	—	—	46,796
Treasury and investment activities	167,093	101,799	268,892	2,391	(2,070)	269,213

Total interest income	441,590	107,307	548,897	44,549	(2,070)	591,376
Interest expense	226,743	51,202	277,945	15,967	(2,070)	291,842

Net interest income	214,847	56,105	270,952	28,582	—	299,534

Provision for loan losses	(30,697)	—	(30,697)	(5,994)	—	(36,691)

Noninterest income, net:
Service and other charges on loans	7,115	112	7,227	—	—	7,227
Service charges on deposit accounts	7,969	—	7,969	—	—	7,969
Other fees and commissions	7,385	10	7,395	226	(226)	7,395
Trust account fees	—	—	—	1,170	—	1,170
Insurance commission fees	—	—	—	1,923	(9)	1,914
Asset-based lending related fees	—	—	—	2,936	—	2,936
Other	2,622	—	2,622	—	—	2,622

Total noninterest income, net	25,091	122	25,213	6,255	(235)	31,233

Equity in income (loss) of subsidiaries	(698)	—	(698)	174,002	(173,304)	—

Total net interest income and noninterest income	$208,543	$56,227	$264,770	$202,845	$(173,539)	$294,076

Total assets	$11,814,402	$2,938,374	$14,752,776	$1,561,795	$(1,977,909)	$14,336,662

	As of and for the year ended
	December 31, 2003
	Puerto Rico	International	Total major segments	Other Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$74,562	$—	$74,562	$—	$—	$74,562
Commercial loans	117,132	4,250	121,382	—	—	121,382
Asset-based loans	—	—	—	33,652	—	33,652
Mortgage loans	46,253	—	46,253	—	—	46,253
Treasury and investment activities	95,269	90,090	185,359	2,378	(1,692)	186,045

Total interest income	333,216	94,340	427,556	36,030	(1,692)	461,894
Interest expense	170,303	43,703	214,006	10,272	(1,692)	222,586

Net interest income	162,913	50,637	213,550	25,758	—	239,308

Provision for loan losses	(24,961)	—	(24,961)	(2,087)	—	(27,048)

Noninterest income (loss), net:
Service and other charges on loans	7,474	470	7,944	—	—	7,944
Service charges on deposit accounts	7,053	—	7,053	—	—	7,053
Other fees and commissions	6,952	11	6,963	221	(221)	6,963
Trust account fees	—	—	—	933	—	933
Insurance commission fees	—	—	—	2,087	—	2,087
Asset-based lending related fees	—	—	—	2,851	—	2,851
Other	(20,608)	(577)	(21,185)	—	—	(21,185)

Total noninterest income (loss), net	871	(96)	775	6,092	(221)	6,646

Equity in income of subsidiaries	380	—	380	114,756	(115,136)	—

Total net interest income and noninterest income	$139,203	$50,541	$189,744	$144,519	$(115,357)	$218,906

Total assets	$9,252,118	$2,769,292	$12,021,410	$1,791,343	$(2,293,313)	$11,519,440

	As of and for the year ended
	December 31, 2002
	Puerto Rico	International	Total major segments	Other Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$52,818	$—	$52,818	$—	$—	$52,818
Commercial loans	100,328	2,615	102,943	—	—	102,943
Asset-based loans	—	—	—	15,800	—	15,800
Mortgage loans	49,114	—	49,114	—	—	49,114
Treasury and investment activities	66,485	97,821	164,306	1,875	(1,122)	165,059

Total interest income	268,745	100,436	369,181	17,675	(1,122)	385,734
Interest expense	161,948	51,914	213,862	6,673	(1,122)	219,413

Net interest income	106,797	48,522	155,319	11,002	—	166,321

Provision for loan losses	(13,179)	—	(13,179)	(1,904)	—	(15,083)

Noninterest income, net:
Service and other charges on loans	6,807	31	6,838	—	—	6,838
Service charges on deposit accounts	6,652	—	6,652	—	—	6,652
Other fees and commissions	5,218	207	5,425	199	(199)	5,425
Trust account fees	—	—	—	604	—	604
Insurance commission fees	—	—	—	1,414	—	1,414
Asset-based lending related fees	—	—	—	1,572	—	1,572
Other	1,805	433	2,238	—	—	2,238

Total noninterest income, net	20,482	671	21,153	3,789	(199)	24,743

Equity in income of subsidiaries	217	—	217	86,048	(86,265)	—

Total net interest income and noninterest income	$114,317	$49,193	$163,510	$98,935	$(86,464)	$175,981

Total assets	$6,649,595	$2,083,259	$8,732,854	$1,292,391	$(1,820,168)	$8,205,077

24. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY:

Condensed financial information pertaining only to W Holding Company, Inc. is as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION (PARENT COMPANY ONLY)

	December 31,
	2004	2003
	(In thousands)
ASSETS
Cash	$2,356	$1,803
Money market instruments	129,000	—
Dividends and other accounts receivable from bank subsidiary	3,012	1,539
Investment security held to maturity	5,570	5,569
Investment in bank subsidiary	943,320	820,282
Investment in nonbank subsidiary	2,214	2,089
Accrued interest receivable	77	70
Other assets	6	43

TOTAL ASSETS	$1,085,555	$831,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable	$3,300	$2,737
Other liabilities	576	149

Total Liabilities	3,876	2,886
Stockholders’ equity	1,081,679	828,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,085,555	$831,395

CONDENSED STATEMENTS OF INCOME (PARENT COMPANY ONLY)

	Years Ended
	December 31,
	2004	2003	2002
	(In thousands)
Dividends from subsidiaries:
Bank subsidiary	$50,660	$26,925	$27,820
Nonbank subsidiary	900	1,500	—

Subtotal	51,560	28,425	27,820
Interest income on investment security	302	686	752

Total income	51,862	29,111	28,572
Operating expenses	2,405	2,110	842

Income before income taxes and increase in undistributed earnings of subsidiaries	49,457	27,001	27,730
Provision (credit) for income taxes - current	34	18	(4)

Income before increase in undistributed earnings of subsidiaries	49,423	26,983	27,734
Increase in undistributed earnings from :
Bank subsidiary	122,317	85,217	57,527
Nonbank subsidiary	125	1,114	702

Net income	$171,865	$113,314	$85,963

CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended
	December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$171,865	$113,314	$85,963
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in undistributed earnings of subsidiaries	(122,442)	(86,331)	(58,229)
Effect of stock options granted to employees	895	1,031	—
Amortization of premium (discount) on investment securities held to maturity	(1)	138	—
Decrease (increase) in dividends and other accounts receivable from bank subsidiary	(491)	(983)	14,973
Decrease (increase) in other assets	37	(43)	—
Increase (decrease) in other liabilities	323	(41)	678

Net cash provided by operating activities	50,186	27,085	43,385

Cash flows from investing activities:
Net decrease (increase) in money market instruments	(129,000)	1,000	(1,000)
Investment securities available for sale:
Purchases	—	—	(30,000)
Maturities	—	—	30,000
Capital contributions to subsidiaries	—	(166,113)	(139,338)
Investment securities held to maturity:
Purchases	—	(10,867)	(15,755)
Proceeds from redemptions and repayment	—	19,368	994

Net cash used in investing activities	(129,000)	(156,612)	(155,099)

Cash flows from financing activities:
Advances from bank subsidiary	—	1,000	—
Repayment of advances from bank subsidiary	(1,000)	—	—
Issuance of stocks	129,495	165,863	139,338
Repurchase of common stock for retirement	—	(33)	(42)
Stock options exercised	969	3,334	—
Dividends paid	(50,097)	(39,109)	(27,308)

Net cash provided by financing activities	79,367	131,055	111,988

Net increase in cash	553	1,528	274
Cash at beginning of year	1,803	275	1

Cash at end of year	$2,356	$1,803	$275

25. SUBSEQUENT EVENTS:

On January 3, 2005, the Company issued 401,300 shares of its 2004 Series H preferred stock over-allotment option to the underwriter. The preferred shares were issued at a price of $50.00 per share. Proceeds from the issuance of the 2004 Series H preferred stock amounted to $19,433,000, net of $632,000 of issuance costs.

On February 10, 2005, one of the Company’s executive officer exercised 35,113 options under the Company’s 1999 Qualified Option Plan (See Note 17) at an exercise price of $2.85.

  ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     The Company’s Management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on this evaluation, there has been no such change during the year covered by this report.

MANAGEMENT’S ASSESSMENT AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Management of W Holding Company, Inc. is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of W Holding Company, Inc. and subsidiaries (the “Company”) includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

     The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2004. Based on this assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

     The Company’s independent registered public accounting firm, that audited the Company’s consolidated financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting as of December 31, 2004 and the Company Management’s assessment of the internal control over financial reporting. This report appears below.

/s/ Frank C. Stipes
Chairman of the Board, Chief Executive Officer and President

/s/ Freddy Maldonado
Chief Financial Officer and Vice President of Finance and Investment

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
W Holding Company, Inc.
Mayagüez, Puerto Rico

We have audited management’s assessment, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control Over Financial Reporting, that W Holding Company, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and of comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
San Juan, Puerto Rico
March 11, 2005

Stamp No. 2018226
affixed to original.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information responsive to this Item 10 is incorporated herein by reference to the Company’s definite proxy statement for its 2005 annual meeting of shareholders.

     The Company has adopted a charter for each of the standing committees and corporate governance guidelines that address make-up and functioning of the Board. The Board has also adopted a code of conduct that applies to all of our employees, officers and Directors. You can find links to these materials on our website at www.wholding.com.

     On June 15, 2004, the Company filed its Section 303A Annual Written Affirmation form with the New York Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION

     Information responsive to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2005 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information responsive to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2005 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2005 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information responsive to this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2005 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1)	Index to financial statements
The following financial statements are incorporated by reference from Item 8 hereof:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2004

•	Consolidated Statements of Changes in Stockholders’ Equity and of Comprehensive Income for each of the three years in the period ended December 31, 2004

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
The schedules for the Company and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

NO.	EXHIBIT
3.1	Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975).

3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, filed on November 29, 2001).

4.1	Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-76975)).

4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on March 30, 2001).

4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on August 1, 2001).

4.4	Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed on October 31, 2002).

4.5	Certificate of Corporate Resolution establishing the rights of the Series F Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on May 29, 2003).

4.6	Certificate of Corporate Resolution establishing the rights of the Series G Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on August 28, 2003).

4.7	Certificate of Corporate Resolution designating the terms of W Holding’s Series H Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on December 17, 2004).

10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975).

10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, File No. 333-76975).

10.3	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.4	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vazquez (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.5	Employment agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.6	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andres Morgado (incorporated by reference herein to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.7	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal (incorporated by reference herein to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.8	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Hernandez (incorporated by reference herein to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.9	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Dominguez (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.10	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.11	Description of Arrangement for Director Fees

10.12	Executive Officers Compensation Schedule

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W Holding Company, Inc.

By: /s/ FRANK C. STIPES
Date: March 16, 2005
Frank C. Stipes, Chairman of the
Board, Chief Executive Officer
and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANK C. STIPES

Frank C. Stipes,
Chairman of the Board,	Date: March 16, 2005
Chief Executive Officer and President

/s/ CESAR A. RUIZ

Cesar A. Ruiz, Director	Date: March 16, 2005

/s/ PEDRO R. DOMINGUEZ

Pedro R. Dominguez,
Director	Date: March 16, 2005

/s/ CORNELIUS TAMBOER

Cornelius Tamboer,
Director	Date: March 16, 2005

/s/ FREDESWINDA G. FRONTERA

Fredeswinda G. Frontera,
Directress	Date: March 16, 2005

/s/ HECTOR L. DEL RIO

Hector L. del Rio,
Director	Date: March 16, 2005

/s/ JUAN C. FRONTERA

Juan C. Frontera,
Director	Date: March 16, 2005

/s/ FREDDY MALDONADO

Freddy Maldonado	Date: March 16, 2005
Chief Financial Officer and Vice
President of Finance and Investment

EXHIBIT INDEX

NO.	EXHIBIT
3.1	Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975).

3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, filed on November 29, 2001).

4.1
Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-76975).

4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on March 30, 2001).

4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on August 1, 2001).

4.4
Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed on October 31, 2002).

4.5
Certificate of Corporate Resolution establishing the rights of the Series F Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on May 29, 2003).

4.6
Certificate of Corporate Resolution establishing the rights of the Series G Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on August 28, 2003).

4.7
Certificate of Corporate Resolution designating the terms of W Holding’s Series H Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on December 17, 2004).

10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975).

10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, File No. 333-76975).

10.3
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.4
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vazquez (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.5
Employment agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.6
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andres Morgado (incorporated by reference herein to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.7
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal (incorporated by reference herein to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.8
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Hernandez (incorporated by reference herein to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.9
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Dominguez (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.10
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.11	Description of Arrangement for Director Fees

10.12	Executive Officers Compensation Schedule

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.