Form 10-Q
period 2005-03-31
W HOLDING CO INC
filed 2005-05-06
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

YES ☑ NO☐

As of April 30, 2005, there were 164,037,228 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

Part I. Financial Information

Item I. Financial Statements

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$100,856	$77,752
Money market instruments:
Federal funds sold and resell agreements	954,311	1,017,303
Interest-bearing deposits in banks	60,911	49,476
Investment securities available for sale, at fair value with an amortized cost of $5,267 in 2005 and $8,093 in 2004	5,062	7,881
Investment securities held to maturity, at amortized cost with a fair value of $6,756,780 in 2005 and $6,836,897 in 2004	6,948,043	6,921,379
Federal Home Loan Bank stock, at cost	46,473	52,195
Residential mortgage loans held for sale, at lower of cost or fair value	899	1,633
Loans, net of allowance for loan losses of $82,932 in 2005 and $80,066 in 2004	6,631,713	5,941,233
Accrued interest receivable	90,069	88,285
Foreclosed real estate held for sale, net of allowance of $294 in 2005 and $306 in 2004	3,849	3,811
Premises and equipment, net	110,125	110,051
Deferred income taxes, net	32,397	31,027
Other assets	32,874	34,636

TOTAL	$15,017,582	$14,336,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$263,822	$249,368
Interest-bearing and related accrued interest payable	6,797,871	5,981,843

Total deposits	7,061,693	6,231,211
Federal funds purchased and repurchase agreements	6,476,172	6,683,527
Advances from Federal Home Loan Bank	207,000	211,000
Mortgage note payable	36,744	36,858
Advances from borrowers for taxes and insurance	5,225	6,513
Accrued expenses and other liabilities	97,260	85,874

Total liabilities	13,884,094	13,254,983

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference - $531,388 in 2005 and $511,744 in 2004); authorized 20,000,000 shares; issued and outstanding 18,178,711 shares in 2005 and 17,794,251 shares in 2004	18,179	17,794
Common stock — $1.00 par value per share; authorized 300,000,000 shares; issued and outstanding 164,012,772 shares in 2005 and 163,918,835 shares in 2004	164,013	163,919
Paid-in capital	705,700	686,493
Retained earnings:
Reserve fund	65,424	60,672
Undivided profits	180,377	153,013
Accumulated other comprehensive loss, net of income tax	(205)	(212)

Total stockholders’ equity	1,133,488	1,081,679

TOTAL	$15,017,582	$14,336,662

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31,
	2005	2004
INTEREST INCOME:
Loans, including loan fees	$99,664	$73,273
Investment securities	60,677	47,419
Mortgage-backed securities	8,773	10,242
Money market instruments	9,196	3,473

Total interest income	178,310	134,407

INTEREST EXPENSE:
Deposits	44,204	31,459
Federal funds purchased and repurchase agreements	50,679	30,345
Advances from Federal Home Loan Bank	1,980	1,397

Total interest expense	96,863	63,201

NET INTEREST INCOME	81,447	71,206
PROVISION FOR LOAN LOSSES	6,000	8,941

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	75,447	62,265

NONINTEREST INCOME:
Service and other charges on loans	2,326	2,618
Service charges on deposit accounts	1,975	1,901
Other fees and commissions	2,831	2,259
Net gain on sales and valuation of loans, securities and other assets	143	130
Loss on derivative instruments	(40)	—

Total noninterest income	7,235	6,908

TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	82,682	69,173

NONINTEREST EXPENSES:
Salaries and employees’ benefits	10,682	9,144
Equipment	2,233	2,297
Deposits insurance premium and supervisory examination	798	672
Occupancy	1,747	1,661
Advertising	1,724	2,466
Printing, postage, stationery and supplies	784	799
Telephone	476	589
Net (gain) loss from operations of foreclosed real estate held for sale	(80)	241
Municipal taxes	1,078	899
Other	4,829	4,879

Total noninterest expenses	24,271	23,647

INCOME BEFORE PROVISION FOR INCOME TAXES	58,411	45,526

PROVISION FOR INCOME TAXES:
Current	11,180	6,870
Deferred credit	(1,370)	(1,838)

Total provision for income taxes	9,810	5,032

NET INCOME	$48,601	$40,494

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$39,282	$33,719

BASIC EARNINGS PER COMMON SHARE	$0.24	$0.21	(1)

DILUTED EARNINGS PER COMMON SHARE	$0.23	$0.20	(1)

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and distributed both on January 10, 2005.

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2005	2004
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$17,794	$15,396
Issuance of preferred stock	401	—
Conversion of preferred stock	(16)	(71)

Balance at end of period	18,179	15,325

Common stock:
Balance at beginning of period	163,919	106,290
Issuance of common stock upon conversion of preferred stock	59	161
Issuance of common stock upon exercise of stock options	35	215

Balance at end of period	164,013	106,666

Paid-in capital:
Balance at beginning of period	686,493	514,800
Stock options exercised	65	754
Effect of stock options granted to employees	116	224
Issuance of common stock upon conversion of preferred stock	(43)	(90)
Issuance of preferred stock	19,069	—

Balance at end of period	705,700	515,688

Reserve fund:
Balance at beginning of period	60,672	43,375
Transfer from undivided profits	4,752	4,081

Balance at end of period	65,424	47,456

Undivided profits:
Balance at beginning of period	153,013	149,581
Net income	48,601	40,494
Cash dividends on common stock	(7,166)	(5,864)
Cash dividends on preferred stock	(9,319)	(6,775)
Transfer to reserve fund	(4,752)	(4,081)

Balance at end of period	180,377	173,355

Accumulated other comprehensive loss, net of income tax:
Balance at beginning of period	(212)	(933)
Other comprehensive income, net of income tax for the period	7	700

Balance at end of period	(205)	(233)

Total Stockholders’ Equity	$1,133,488	$858,257

Comprehensive Income:
Net income	$48,601	$40,494

Other comprehensive income, net of income tax:
Unrealized net gains on securities available for sale:
Unrealized gains arising during the period	7	706
Income tax effect	—	(6)

Net increase in other comprehensive income, net of income tax	7	700

Total Comprehensive Income	$48,608	$41,194

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,601	$40,494
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	6,000	8,941
Losses on foreclosed real estate held for sale	(12)	243
Deferred income tax	(1,370)	(1,838)
Depreciation and amortization on:
Premises and equipment	1,685	1,775
Mortgage servicing rights	119	92
Stock options granted to employees	116	224
Amortization of premium (discount), net on:
Investment securities available for sale	25	125
Investment securities held to maturity	(452)	(434)
Mortgage-backed securities held to maturity	66	363
Loans	302	319
Amortization of discount on deposits	989	755
Amortization of net deferred loan origination fees	(4,772)	(2,281)
Net loss (gain) on sale and in valuation of:
Mortgage loans held for sale	(71)	182
Derivative instruments	(410)	(441)
Foreclosed real estate held for sale	(97)	(27)
Capitalization of servicing rights	(66)	(13)
Originations of mortgage loans held for sale	(4,576)	(8,196)
Sales of mortgage loans held for sale	4,778	—
Decrease (increase) in:
Trading securities	532	1,019
Accrued interest receivable	(1,783)	4,710
Other assets	(1,169)	(9,277)
Increase in:
Accrued interest on deposits and borrowings	8,090	4,027
Other liabilities	10,069	7,098

Net cash provided by operating activities	66,594	47,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(11,435)	(6,363)
Net decrease (increase) in federal funds sold and resell agreements	62,992	(149,468)
Investment securities available for sale:
Maturities, prepayments and calls	2,802	13,059
Investment securities held to maturity:
Maturities, prepayments and calls	1,012,210	3,585,800
Purchases	(1,018,897)	(3,847,391)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	30,306	53,767
Purchases	(49,897)	(5,557)
Loans:
Purchases	(400,304)	(75,048)
Sales	—	6,353
Loans originations and principal collections, net	(295,927)	(202,920)
Purchases of derivative options	(254)	(269)
Proceeds from sales of foreclosed real estate held for sale	296	167
Additions to premises and equipment	(1,844)	(3,426)
Redemptions of Federal Home Loan Bank stock	5,722	500

Net cash used in investing activities	(664,230)	(630,796)

Forward	$(597,636)	$(582,936)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2005	2004
Forward	$(597,636)	$(582,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	829,770	323,890
Net increase (decrease) in federal funds purchased and repurchase agreements	(535,062)	253,987
Repurchase agreements with original maturities over three months:
Proceeds	1,960,812	629,804
Payments	(1,633,105)	(608,688)
Advances from Federal Home Loan Bank:
Proceeds	60,000	52,000
Payments	(64,000)	(62,000)
Payments of mortgage note payable	(114)	(90)
Net decrease in advances from borrowers for taxes and insurance	(1,288)	(1,078)
Dividends paid	(15,649)	(12,293)
Issuance of preferred stock	19,276	—
Proceeds from stock options exercised	100	971

Net cash provided by financing activities	620,740	576,503

NET CHANGE IN CASH AND DUE FROM BANKS	23,104	(6,433)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	77,752	92,811

CASH AND DUE FROM BANKS, END OF PERIOD	$100,856	$86,378

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$89,511	$59,175
Noncash activities:
Accrued dividends payable	4,137	3,082
Net change in other comprehensive loss	7	700
Mortgage loans securitized and transferred to trading securities	539	1,019
Transfer from loans to foreclosed real estate held for sale	325	253
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	100	—
Unpaid additions to premises and equipment	84	67
Transfer from undivided profits to reserve fund	4,752	4,081
Effect in valuation of derivatives and their hedged items:
Decrease in loans	(3,996)	—
Increase (decrease) in other assets	(2,878)	2,243
Decrease (increase) in deposits	6,474	(524)
Decrease in other liabilities	810	4,132
Conversion of preferred stock into common stock:
Common stock	59	161
Paid in capital	(43)	(90)
Preferred stock	(16)	(71)

See notes to consolidated financial statements.

(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at March 31, 2005 and December 31, 2004, and for the three month periods ended March 31, 2005 and 2004, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

Westernbank operates through 53 full service branch offices located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 7 in the Northeastern region, 12 in the San Juan Metropolitan area, and one in the Eastern region, and a fully functional banking site in the Internet. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates through four other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 through 19 full-service branches.

Westernbank World Plaza, Inc. (“WWPI”), a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank World Plaza serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at March 31, 2005 and December 31, 2004, and for the three month periods ended March 31, 2005 and 2004, were not significant.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – on the Company’s Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, included in the Company’s Annual Report on Form 10-K). The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2004, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flows for the three months ended March 31, 2005 and 2004, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

Following is a summary of the most recent accounting policies adopted by the Company:

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-3 requires acquired loans to be recorded at their fair value defined as the present value of future cash flows. SOP 03-3 prohibits the carryover of an allowance for loan losses on certain acquired loans as credit losses are considered in the future cash flows assessment. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. SOP 03-3 did not have any effect on the Company’s financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1) for debt and equity securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and cost method investments. The basic model developed by the Task Force in evaluating whether an investment within the scope of Issue 03-1 is other-than-temporarily impaired is as follows: Step 1: Determine whether an investment is impaired. An investment is considered impaired if its fair value is less than its cost. Step 2: Evaluate whether an impairment is other-than-temporary. For equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is presumed to be other-than-temporary unless: the investor has the ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted market price recovery of the investment, and evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. For other debt securities, an impairment is deemed other-than-temporary if: the investor does not have the ability and intent to hold the investment until a forecasted market price recovery (may mean until maturity), or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. Step 3: If the impairment is other-than-temporary, recognize in earnings an impairment loss equal to the difference between the investment cost and its fair value. The fair value of the investment then becomes the new cost basis of the investment and cannot be adjusted for subsequent recoveries in fair value, unless required by other authoritative literature.

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FSP EITF Issue 03-01-1, which delayed the effective date for the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e. steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred pending issuance of proposed FSP EITF Issue 03-1a. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraphs 6 to 9 of EITF 03-1 (i.e. step 1 of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 have not been deferred and should be applied based on the transition provisions in EITF 03-1. Based on the composition of the investment portfolio held at March 31, 2005, EITF 03-1 is not expected to have a material effect on the Company’s financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25,

Accounting for Stock Issued to Employees. SFAS No. 123(R) will be effective on January 1, 2006, and applies to all awards granted after this effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised statement using a modified version of prospective application. Under that transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial position or results of operations since the Company only has employee stock options and it follows since January 1, 2003 the fair value method under the modified prospective application allowed by the provisions of SFAS No. 148.

2. EARNINGS PER SHARE AND CAPITAL TRANSACTIONS

Basic and diluted earnings per common share for the three months ended March 31, 2005 and 2004, were computed by dividing the net income attributable to common stockholders for such periods by the weighted average number of shares of common stock outstanding during the same periods, as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in thousands,
	except per share data)
Basic and diluted earnings per common share:
Net income	$48,601	$40,494
Less preferred stock dividends	9,319	6,775

Income attributable to common stockholders — basic	39,282	33,719
Plus convertible preferred stock dividends	231	339

Income attributable to common stockholders — diluted	$39,513	$34,058

Weighted average number of common shares outstanding during the period	163,942	162,935	(1)

Dilutive potential common shares — stock options	5,315	5,324	(1)
Assumed conversion of preferred stock	1,761	2,541	(1)

Total	171,018	170,800

Basic earnings per common share	$0.24	$0.21	(1)

Diluted earnings per common share	$0.23	$0.20	(1)

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004, both distributed on January 10, 2005.

On January 3, 2005, the Company issued 401,300 shares of its 2004 Series H preferred stock under an over-allotment option to the underwriter. The preferred shares were issued at a price of $50.00 per share. Proceeds from this issuance of the 2004 Series H preferred stock amounted to $19,433,000, net of $632,000 of issuance costs.

On February 10, 2005, one of the Company’s executive officers exercised 35,113 options under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85 per share.

During the three month period ended March 31, 2005, 16,840 shares of the Company’s convertible preferred stock series A were converted into 58,824 shares of the Company’s common stock.

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

The Company’s cash dividends per share declared for the three months ended March 31, 2005 and 2004, were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)
2005
January 31, 2005	February 15, 2005	$0.01198
February 28, 2005	March 15, 2005	0.01583
March 31, 2005	April 15, 2005	0.01583

Total		$0.04364

2004(2)
January 31, 2004	February 17, 2004	$0.01198
February 29, 2004	March 15, 2004	0.01198
March 31, 2004	April 15, 2004	0.01198

Total		$0.03594

(1)Dividend amounts in the table are rounded.

(2)Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004, both distributed on January 10, 2005.

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2005		(In thousands)
Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by Federal National Mortgage Association (FNMA)	$5,267	$—	$205	$5,062

Held to maturity:
U.S. Government and agencies obligations	$6,011,984	$—	$117,917	$5,894,067
Puerto Rico Government and agencies obligations	34,822	367	568	34,621
Commercial paper	25,000	38	—	25,038
Corporate notes	26,422	2,065	—	28,487

Subtotal	6,098,228	2,470	118,485	5,982,213

Mortgage-backed securities:
Government National Mortgage Association (GNMA) certificates	9,453	426	—	9,879
Federal Home Loan Mortgage Corporation (FHLMC) certificates	5,335	248	—	5,583
FNMA certificates	3,378	193	—	3,571
CMO’s issued or guaranteed by FHLMC	720,613	108	71,445	649,276
CMO’s issued or guaranteed by FNMA	111,036	17	4,795	106,258

Subtotal	849,815	992	76,240	774,567

Total	$6,948,043	$3,462	$194,725	$6,756,780

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004		(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$6,298	$—	$182	$6,116
CMO’s issued or guaranteed by FHLMC	1,795	—	30	1,765

Total	$8,093	$—	$212	$7,881

Held to maturity:
U.S. Government and agencies obligations	$6,004,849	$6,181	$32,457	$5,978,573
Puerto Rico Government and agencies obligations	34,822	303	540	34,585
Commercial paper	25,000	87	—	25,087
Corporate notes	26,418	2,193	—	28,611

Subtotal	6,091,089	8,764	32,997	6,066,856

Mortgage-backed securities:
GNMA certificates	9,881	484	—	10,365
FHLMC certificates	5,663	334	—	5,997
FNMA certificates	3,642	245	—	3,887
CMO’s issued or guaranteed by FHLMC	706,632	14	58,171	648,475
CMO’s issued or guaranteed by FNMA	104,441	20	3,175	101,286
CMO’s other	31	—	—	31

Subtotal	830,290	1,097	61,346	770,041

Total	$6,921,379	$9,861	$94,343	$6,836,897

The amortized cost and fair value of investment securities held to maturity at March 31, 2005, by contractual maturity (excluding mortgage-backed securities) are shown below:

	Amortized	Fair
	Cost	Value
	(In thousands)
Due within one year	$30,495	$30,543
Due after one year through five years	5,339,007	5,232,788
Due after five years through ten years	705,949	694,145
Due after ten years	22,777	24,737

Subtotal	6,098,228	5,982,213

Mortgage-backed securities	849,815	774,567

Total	$6,948,043	$6,756,780

The Company’s investment portfolio as of March 31, 2005, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in unrealized loss position as of March 31, 2005. These unrealized losses relate to interest rate changes. Investment securities with prepayment provisions did not have significant unamortized premiums at March 31, 2005. As management has the ability to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at March 31, 2005.

The Company uses certain methods and assumptions in estimating fair values of financial instruments. (See Note 20. FAIR VALUE OF FINANCIAL INSTRUMENTS of the Company’s Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, included in the Company’s Annual Report on Form 10-K).

Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income.

See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for recent developments on the measurement and recognition guidance on other-than-temporary impairments.

5. LOANS

The loan portfolio consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$3,370,088	$3,167,439
Residential real estate, mainly one-to-four family residences	1,268,266	903,967
Construction and land acquisition	343,473	331,221

Total	4,981,827	4,402,627

Plus (less):
Undisbursed portion of loans in process	(2,571)	(3,076)
Premium on loans purchased	637	690
Deferred loan fees — net	(14,946)	(14,480)

Total	(16,880)	(16,866)

Real estate loans — net	4,964,947	4,385,761

OTHER LOANS:
Commercial loans	895,146	768,845
Consumer loans:
Loans on deposits	28,260	29,587
Credit cards	53,034	53,268
Installment	778,531	789,095
Plus (less):
Premium on loans purchased	1,101	1,337
Deferred loan fees — net	(6,374)	(6,594)

Other loans — net	1,749,698	1,635,538

TOTAL LOANS	6,714,645	6,021,299

ALLOWANCE FOR LOAN LOSSES	(82,932)	(80,066)

LOANS — NET	$6,631,713	$5,941,233

The total investment in impaired commercial and construction loans at March 31, 2005 and December 31, 2004, was $55,159,000 and $54,175,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at March 31, 2005 and December 31, 2004. Impaired commercial and construction loans amounting to $32,675,000 and $29,975,000 at March 31, 2005 and December 31, 2004, respectively, were covered by a valuation allowance of $8,610,000 and $8,412,000, respectively. Impaired commercial and construction loans amounting to $22,484,000 at March 31, 2005, and $24,200,000 at December 31, 2004, did not require a valuation allowance in accordance with SFAS No. 114. The average investment in impaired commercial and construction loans for the three-month periods ended March 31, 2005 and 2004, amounted to $54,157,000 and $47,320,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the three-month periods ended March 31, 2005 and 2004, amounted to $743,000 and $619,000, respectively.

6. PLEDGED ASSETS

At March 31, 2005, residential and commercial mortgage loans, investment securities (held to maturity and available for sale) and money market instruments amounting to $612,514,000; $6,516,456,000; and $13,168,000, respectively, were pledged to secure public funds, individual retirement accounts, repurchase agreements, commercial letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, interest rate swap agreements, and to comply with the requirements of the Puerto Rico Treasury Department (for Westernbank International Division). Pledged investment securities amounting to $6,200,017,000 at March 31, 2005, can be repledged.

7. DEPOSITS

Deposits consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Noninterest bearing accounts	$263,822	$249,368
Passbook accounts	837,389	829,424
NOW accounts	274,681	269,716
Super NOW accounts	32,982	33,864
Money market accounts	102	100
Certificates of deposit	5,616,419	4,818,892

Total	7,025,395	6,201,364
Accrued interest payable	36,298	29,847

Total	$7,061,693	$6,231,211

The weighted average interest rate of all deposits at March 31, 2005 and December 31, 2004, was approximately 2.85% and 2.75%, respectively.

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

Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, elected to be treated as a special partnership under the Code; accordingly, its taxable income or deductible loss is included in the taxable income of Westernbank.

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

Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. Management estimated that the provisions of the Act did not have an effect on the Company’s financial position at March 31, 2005 and December 31, 2004, or the results of operations for the three month periods ended March 31, 2005 and 2004.

The Puerto Rico Treasury Department recently submitted to the Governor of Puerto Rico a draft of a proposal to impose a transitory additional income tax of 4% on net interest income, as defined, applicable to Puerto Rico financial institutions. This transitory additional tax, if approved, is expected to be in effect for two years. The proposal excludes from the definition of net interest income, exempt interest earned from obligations of the United States , of any state or territory of the United States or political subdivision, the District of Columbia, the Commonwealth of Puerto Rico or any instrumentality or political subdivision; including all interest expense allocable to such exempt interest income.

The proposal is subject to review and approval by the Governor and the Puerto Rico Legislature. There is no assurance that this proposal will be approved or changes made before it is signed into law. This proposal, based on year 2004 actual results of operations and the distribution of taxable and exempt interest income for such year, would have resulted in approximately $8.1 million in additional income tax for year 2004, or an estimated increase of approximately 4% in our annual effective tax rate. The final impact of this proposal will depend on the final bill, if approved, and the actual distribution of taxable and exempt income in each applicable year.

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the three months ended March 31, 2005 and 2004, is as follows:

	March 31, 2005		March 31, 2004
		% of Pre-		% of Pre-
	Amount	tax Income	Amount	tax Income
	(Dollars in thousands)
Computed at Puerto Rico statutory rate	$22,780	39%	$17,755	39%
Effect on provision of:
Exempt interest income, net	(11,843)	(20)	(12,259)	(27)
Net nondeductible expenses, net	56	—	11	—
Other	(1,183)	(2)	(475)	(1)

Provision for income taxes as reported	$9,810	17%	$5,032	11%

Deferred income tax assets, net as of March 31, 2005 and December 31, 2004, consisted of the following:

	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$31,215	$30,098
Capital losses on sale of investment securities, expire in 2008	4,886	4,912
Net operating loss carryfowards, expire through 2009	600	620
Unrealized loss in valuation of derivative instruments	376	415
Other	61	172

Total deferred tax assets	37,138	36,217
Less valuation allowance	4,385	5,032

Subtotal	32,753	31,185

Less other deferred tax liabilities	356	158

Deferred income tax assets, net	$32,397	$31,027

Realization of deferred tax assets is dependent on generating sufficient future taxable income or capital gains. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income or capital gains are not met.

9. OFF-BALANCE SHEET ACTIVITIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and commitments to purchase loans is represented by the contractual notional amount of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

The contract amount of financial instruments, whose amounts represent credit risk at March 31, 2005 and December 31, 2004, was as follows:

	2005	2004
	(In thousands)
Commitments to extend credit:
Fixed rates	$7,067	$7,576
Variable rates	448,021	504,510
Unused lines of credit:
Commercial	140,960	177,893
Credit cards and other	142,786	138,736
Commercial letters of credit	24,536	27,784
Commitments to purchase mortgage loans	200,000	600,000

Total	$963,370	$1,456,499

Such commitments will be funded in the normal course of business from the Company’s principal sources of funds.

10.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The notional amount of the interest rate swaps used to hedge the fixed rate certificates of deposit and the firm commitments to originate certificates of deposit amounted to $625,924,000 and $778,105,000 at March 31, 2005 and December 31, 2004, respectively. Firm commitments to originate certificates of deposit at December 31, 2004, amounted to $20,000,000. No firm commitments were outstanding at March 31, 2005. At March 31, 2005, the fair value of these derivatives qualifying for fair value hedge represented an unrealized net loss of $17.6 million, which was recorded as “Accrued expenses and other liabilities”, before right to offset effect, and as a decrease to the hedged “Deposits” in the accompanying consolidated statements of financial condition. At December 31, 2004, the fair value of these derivatives qualifying for fair value hedge represented an unrealized net loss of $13.0 million, which was recorded as “Accrued expenses and other liabilities”, before right to offset effect, and as a decrease to the hedged “Deposits” of $12.9 million and as an increase in “Other assets” of $101,000 in the accompanying consolidated statements of financial condition. The right to offset effect of $5.9 million and $4.3 million was recorded at March 31, 2005 and December 31, 2004, respectively, as a decrease in “Other assets” and “Accrued expenses and other liabilities” in the accompanying consolidated statements of financial condition.

The Company purchases fixed rate residential mortgage loans for its portfolio. Fixed rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed rate loan portfolio. It is the Company’s objective to hedge the change in fair value of fixed rate mortgage loans at coverage levels that are appropriate, given the anticipated or existing interest rate levels and other market considerations, as well as the relationship of changes in this asset to other assets of the Company. To meet this objective, the Company enters into contracts to purchase fixed rate residential mortgage loans with a third party. The third party agreed to provide the Company a return at a floating rate of interest (three month LIBOR plus a spread)

even though the contractual terms of the loans are fixed rate in nature. This provision is effectively an interest rate swap (balance guarantee swap). Since the contracts meet with the sale accounting provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, SFAS No. 133 and related interpretations, these interest rate swaps are accounted for separately. Since the hedged item and the hedging instrument have identical critical terms, no ineffectiveness is assumed and the fair value changes in the interest rate swaps are recorded as changes in the value of both the interest rate swaps and the mortgage loans. At March 31, 2005 and December 31, 2004, the notional amount of these interest rate swaps which equals the principal balance of the mortgage loans amounted to $977,864,000 and $600,848,000, respectively; the weighted average receive floating rate at period end was 4.35% and 3.65%, respectively; the weighted average pay fixed rate at period end was 6.90% and 7.39%, respectively; and the floating rate spread ranged from 120 to 165 basis points.

At March 31, 2005 and December 31, 2004, the fair value of these derivatives qualifying for fair value hedge represented an unrealized loss of $19.9 million and $23.9 million, respectively, which was recorded as “Accrued expenses and other liabilities” and as an increase to “Loans” in the accompanying consolidated statements of financial condition.

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

Information pertaining to the notional amounts of the Company’s derivative instruments not designated as hedge as of March 31, 2005 and December 31, 2004, was as follows:

	Notional Amount
	2005	2004
	(In thousands)
Interest rate swaps (unmatched portion)	$11,076	$8,895
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	114,178	112,407
Purchased options used to manage exposure to the stock market on stock indexed deposits	80,099	78,212

Total	$241,682	$235,843

At March 31, 2005, the fair value of derivatives not qualifying as a hedge represented an unrealized net gain of $23.3 million and was recorded as part of “Other assets” of $10.9 million, as a reduction of “Deposits” of $12.8 million and as part of “Accrued expenses and other liabilities” of $422,000, in the accompanying consolidated statements of financial condition.

At December 31, 2004, the fair value of derivatives not qualifying as a hedge represented an unrealized net gain of $26.4 million and was recorded as part of “Other assets” of $12.1 million, as a reduction of “Deposits” of $14.5 million and as part of “Accrued expenses and other liabilities” of $254,000, in the accompanying consolidated statements of financial condition.

Other Derivative Instruments Information

A summary of the types of swaps used, excluding those used to manage exposure to the stock market and to the variability in the fair value of fixed rate residential mortgage loans, and their terms at March 31, 2005 and December 31, 2004, follows:

	2005	2004
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$637,000	$787,000
Weighted average receive rate at period end	4.68%	4.09%
Weighted average pay rate at period end	2.84%	2.35%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .40% to plus .36%	100%	100%

The changes in notional amount of swaps outstanding during the three months ended March 31, 2005, follows:

(In thousands)
Beginning balance	$823,329
New swaps	10,000
Called and matured swaps	(160,000)

End balance	$673,329

At March 31, 2005, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Embedded	Purchased	Balance
December 31,	Swaps	Options	Options	Guarantee Swaps
	(In thousands)
2005	$15,000	$—	$—	$—
2006	61,329	36,686	1,418	—
2007	7,500	26,554	27,149	—
2008	—	21,188	21,571	—
2009	30,500	27,660	27,868	—
Thereafter	559,000	2,090	2,093	977,864

Total	$673,329	$114,178	$80,099	$977,864

Swap agreements amounting to $574,000,000 at March 31, 2005, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on hedged certificates of deposit). During the three months ended March 31, 2005, various counterparties of swap agreements exercised their option to cancel their swaps and immediately, the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At March 31, 2005, the carrying value of the specific collateral held by the counterparties consisted of money market instruments of $13,168,000.

11. STOCK OPTION PLANS

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

The Company has only three exercise prices for options granted, all of them granted at three different dates. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at March 31, 2005:

	Outstanding		Exercisable
		Weighted
		Average
	Number of	Contract	Number of
Exercise Prices (1)	Options (1)	Life (Years)	Options (1)
$2.85	6,596,400	4.87	5,918,358
$3.35	193,124	6.13	87,783
$6.77	286,761	7.31	114,704

Total	7,076,285	5.01	6,120,845

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and distributed both on January 10, 2005, the three-for-two stock split and a 2% stock dividend on our common stock declared in November 2003 and distributed both on December 10, 2003, and the three-for-two stock split on our common stock declared on June 17, 2002 and distributed on July 10, 2002.

Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost to be recognized in future years is the same that would have been recognized if the recognition provisions of FASB No. 123 had been applied from its original effective date. Results prior to 2003 were not restated. Compensation expense of stock options granted to employees for the three month periods ended March 31, 2005 and 2004, was $116,000 and $224,000, respectively.

On February 10, 2005, one of the Company’s executive officers exercised 35,113 options under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85 per share. No options were granted during the three month period ended March 31, 2005.

12. SEGMENT INFORMATION

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

Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of March 31, 2005 and December 31, 2004, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and loans. Loans outstanding at March 31, 2005 and December 31, 2004, amounted to $150,665,000 and $122,723,000, respectively.

Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the summary of significant accounting policies of the Company’ Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.

	As of and for the Three Months Ended
	March 31, 2005
			Total Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$19,185	$—	$19,185	$—	$—	$19,185
Commercial loans	50,386	2,157	52,543	—	—	52,543
Asset-based loans	—	—	—	14,835	—	14,835
Mortgage loans	13,101	—	13,101	—	—	13,101
Treasury and investment activities	50,044	27,862	77,906	1,292	(552)	78,646

Total interest income	132,716	30,019	162,735	16,127	(552)	178,310
Interest expense	73,718	18,666	92,384	5,031	(552)	96,863

Net interest income	58,998	11,353	70,351	11,096	—	81,447

Provision for loan losses	(4,294)	—	(4,294)	(1,706)	—	(6,000)

Noninterest income, net:
Service and other charges on loans, excluding asset-based lending	1,856	40	1,896	—	—	1,896
Service charges on deposit accounts	1,975	—	1,975	—	—	1,975
Trust account fees	—	—	—	289	—	289
Insurance commission fees	—	—	—	418	(1)	417
Asset-based lending related fees	—	—	—	563	—	563
Other fees and commissions	1,984	8	1,992	57	(57)	1,992
Other — gains, net	103	—	103	—	—	103

Total noninterest income, net	5,918	48	5,966	1,327	(58)	7,235

Equity in income of subsidiaries	129	—	129	47,709	(47,838)	—

Total net interest income and noninterest income	$60,751	$11,401	$72,152	$58,426	$(47,896)	$82,682

Total assets	$12,569,099	$2,943,442	$15,512,541	$1,638,679	$(2,133,638)	$15,017,582

	As of December 31, 2004 and for the Three Months Ended
	March 31, 2004
			Total Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$18,938	$—	$18,938	$—	$—	$18,938
Commercial loans	32,478	1,057	33,535	—	—	33,535
Asset-based loans	—	—	—	8,978	—	8,978
Mortgage loans	11,822	—	11,822	—	—	11,822
Treasury and investment activities	35,678	25,396	61,074	520	(460)	61,134

Total interest income	98,916	26,453	125,369	9,498	(460)	134,407
Interest expense	48,397	11,712	60,109	3,552	(460)	63,201

Net interest income	50,519	14,741	65,260	5,946	—	71,206

Provision for loan losses	(6,216)	—	(6,216)	(2,725)	—	(8,941)

Noninterest income, net:
Service and other charges on loans, excluding asset-based lending	1,799	20	1,819	—	—	1,819
Service charges on deposit accounts	1,901	—	1,901	—	—	1,901
Trust account fees	—	—	—	203	—	203
Insurance commission fees	—	—	—	389	—	389
Asset-based lending related fees	—	—	—	686	—	686
Other fees and commissions	1,780	—	1,780	56	(56)	1,780
Other — gains, net	130	—	130	—	—	130

Total noninterest income, net	5,610	20	5,630	1,334	(56)	6,908

Equity in income (loss) of subsidiaries	(174)	—	(174)	27,548	(27,374)	—

Total net interest income and noninterest income	$49,739	$14,761	$64,500	$32,103	$(27,430)	$69,173

Total assets	$11,814,402	$2,938,374	$14,752,776	$1,561,795	$(1,977,909)	$14,336,662

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

GENERAL

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at March 31, 2005 and December 31, 2004, and for three month periods ended March 31, 2005 and 2004, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

At March 31, 2005, the Company had total assets of $15.02 billion, a loan portfolio-net of $6.63 billion, an investment portfolio, excluding short-term money market instruments, of $6.95 billion, deposits of $7.06 billion, borrowings of $6.72 billion and stockholders’ equity of $1.13 billion.

Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at March 31, 2005. Westernbank operates through a network of 53 bank branches, including 19 Expresso of Westernbank branches, located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a website in the Internet. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates four other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at March 31, 2005 and December 31, 2004, and for the three month periods ended March 31, 2005 and 2004, were not significant.

Westernbank seeks to differentiate itself from other banks by focusing on customer relationships and personalized service, offering customers direct access to senior management. As part of this strategy, Westernbank strives to make fast and effective decisions locally. Westernbank’s branches offer modern facilities with advanced technology and remain open to customers for longer hours compared to many other local banks, with a number of branches offering both Saturday and Sunday hours. In addition, Westernbank trains its employees to promote an effective and customer-focused sales culture. Westernbank is one of the fastest-growing commercial banks in Puerto Rico, increasing both total assets and loans at an average annual growth rate of over 26.07% for the last five fiscal years. The Company has achieved this growth while maintaining a ratio of non-performing loans to total loans and a combined delinquency on all loan portfolios for the categories of 60 days and over below 1.00%.

The Company continues to emphasize growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan and investment securities portfolios. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed-rate residential mortgage loans to assets with shorter maturities and greater repricing flexibility. As of March 31, 2005, commercial loans were $4.25 billion or 64.03% (79.05% collateralized by real estate) and consumer loans were $860.1 million or 12.97% (67.09% collateralized by real estate) of the $6.63 billion loan portfolio-net. Investment securities, excluding money market instruments, totaled $6.95 billion at March 31, 2005. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of March 31, 2005.

The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. We have opened 12 branches in the San Juan metropolitan area since 1998, including seven Expresso of Westernbank branches in July 2002. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza; a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage. On October 22, 2004, Westernbank opened its most advanced banking branch in the historic city of Old San Juan, Puerto Rico and on March 16, 2005, it opened its first mega branch in the eastern region of Puerto Rico, in the town of Humacao.

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

Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of March 31, 2005 and December 31, 2004, and for the periods ended March 31, 2005 and 2004, substantially all of Westernbank International’s business activities consisted of investment in securities and loans.

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

At March 31, 2005, driven by increases in the Company’s loan portfolio, total assets reached $15.02 billion. Total assets grew $680.9 million or 4.75%, from $14.34 billion at December 31, 2004. Loans receivable-net, grew by $690.5 million or 11.62%, from $5.94 billion at December 31, 2004, as a result of the Company’s continued strategy of growing its loan portfolio through commercial real estate, residential real estate, construction and land acquisition, asset-based and other commercial loans. The investment portfolio, excluding short-term money market instruments, remained relatively unchanged during the quarter, growing slightly by $23.8 million or 0.34%, to reach $6.95 billion at March 31, 2005. In light of the current rising interest rate scenario, the Company’s strategy has shifted to reposition its balance sheet by continuing to emphasize in growing its floating rate loans while remaining on the sideline on the investment side until new investment opportunities arise. Also, the Company has continued to manage its interest rate risk and operating expenses. The efficiency ratio for the three month period ended March 31, 2005, was 27.40%.

Net income for the three months ended March 31, 2005, increased to $48.6 million or $0.24 earnings per basic common share ($0.23 on a diluted basis), up $8.1 million or 20.02% when compared to $40.5 million or $0.21 earnings per basic common share ($0.20 on a diluted basis) (as adjusted), for the three months ended March 31, 2004. The increase in net income for the three month period ended March 31, 2005, when compared to the respective period in 2004, was mainly due to an increase of $10.2 million or 14.38% in the net interest income. The increase in net interest income was the result of higher average balances in interest-earning assets, partially offset by higher average balances in interest-bearing liabilities and a reduction in our net interest margin. The increase in net interest income, combined with a lower provision for loan losses as a result of an improving asset quality, was partially offset by increases in operating expenses and in the provision for income taxes. Net income attributable to common stockholders for the three month period ended March 31, 2005, increased to $39.3 million, up 16.50% when compared to $33.7 million for the same period in 2004. The Company’s profitability ratios for the three month period ended March 31, 2005, represented return on assets (ROA) of 1.32% and return on common stockholders’ equity (ROCE) of 26.81%, compared with a ROA of 1.37% and a ROCE of 29.36% for the same period in 2004.

Different components that impacted the Company’s performance are discussed in more detail in the following pages.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income represents the main source of earnings of the Company. As further discussed on Item 3: “Quantitative and Qualitative Disclosures of Market Risk”, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities.

Net interest income increased $10.2 million or 14.38% for the three months ended March 31, 2005, when compared to the corresponding 2004 period. The increase mainly resulted from an increase in the average net interest-earning assets of $130.9 million, which contributed a $16.2 million positive volume variance, which was partially offset by a $6.0 million negative rate variance.

Average interest-earning assets increased from $11.51 billion for the three months ended March 31, 2004, to $14.24 billion for the three months ended March 31, 2005, an increase of $2.73 billion or 23.72%. The increase in average interest-earning assets is mainly related to a rise in the average loan portfolio, the higher yielding category of interest-earning assets, of $1.34 billion or 27.76% for the three month period ended March 31, 2005, due primarily to an increase in the commercial real estate loans, commercial business and other loans, including asset-based, and residential real estate loan portfolios, an increase of $984.2 million or 16.44% in the average investment securities portfolio, excluding short-term money market instruments, mainly in tax-exempt securities, such as U.S. Government and agencies obligations, and an increase of $402.7 million or 60.10% in the average money market instruments. Average yields on interest-earning assets increased 34 basis points, from 4.74% for the three months ended March 31, 2004, to 5.08% for the same period in 2005. The increase in the average yield was mainly due to a higher average yield earned on the loans portfolio, primarily due to a higher volume of commercial real estate loans and residential real estate and commercial business and other loans with floating rates, coupled with a repricing of the existing floating rate loan portfolio, higher reinvestment rates on securities that matured or were called and higher yields earned on money market instruments. During the quarter ended March 31, 2005, the Federal Reserve increased the federal funds rate by an additional 50 basis points and this reflected equally on the Prime Rate, an index used by the Bank to re-price most of its floating rate loans. Approximately 64% of the loan portfolio carries a floating rate. Floating rate loans and loans with contractual maturities of one year or less comprise approximately 80% of the loan portfolio.

The increase in the average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities. Average interest-bearing liabilities increased from $10.69 billion for the three months ended March 31, 2004, to $13.29 billion for the three months ended March 31, 2005, an increase of $2.60 billion or 24.31%. The increase in average interest-bearing liabilities for the three months ended March 31, 2005, was mainly related to an increase in the average balance of federal funds purchased and repurchase agreements which grew from $5.12 billion for the three month period ended March 31, 2004, to $6.57 billion for the three month period ended March 31, 2005, an increase of $1.45 billion or 28.41%. The average balance of deposits also grew from $5.46 billion for the three month period ended March 31, 2004, to $6.51 billion for the same period in 2005, an increase of $1.04 billion or 19.19%. Our overall cost of rates paid increased 56 basis points, from 2.40% to 2.96%, for the quarter ended March 31, 2005, when compared to the prior year quarter. The increase on the overall cost of rates paid was primarily due to increases of 41 and 72 basis points on the average interest rate paid on deposits and on federal funds purchased and repurchase agreements, respectively. The average interest rate paid on deposits increased from 2.34% for the quarter ended March 31, 2004, to 2.75% for the same period in 2005, while the average interest rate paid on federal funds purchased and repurchase agreements increased from 2.41% for the quarter ended March 31, 2004, to 3.13% for the same period in 2005. The increase in the overall cost of rates paid was partially offset by lower rates paid on advances from the Federal Home Loan Bank, which decreased 121 basis points from 5.04% for the quarter ended March 31, 2004, to 3.83% for the same period in 2005. As previously explained, during the quarter ended March 31, 2005, interest rates continued to rise. This pattern was reflected in the cost of the Bank’s liabilities. However, in light of the current rising interest rate scenario, the Bank extended a portion of its liabilities to lock-in the rates for a period of three years.

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

	Three Months Ended March 31,
	2005			2004
			Annualized			Annualized
		Average	Average		Average	Average
	Interest	Balance (1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$99,664	$6,199,190	6.52%	$73,273	$4,856,129	6.12%
Investment securities (3)	60,677	6,147,081	4.00	47,419	4,962,431	3.88
Mortgage-backed securities (3)	8,773	822,467	4.33	10,242	1,022,886	4.06
Money market instruments	9,196	1,072,862	3.48	3,473	670,126	2.10

Total	178,310	14,241,600	5.08	134,407	11,511,572	4.74

Interest-bearing liabilities:
Deposits	44,204	6,511,620	2.75	31,459	5,463,374	2.34
Federal funds purchased and repurchase agreements	50,679	6,569,602	3.13	30,345	5,115,918	2.41
Advances from FHLB	1,980	209,622	3.83	1,397	112,473	5.04

Total	96,863	13,290,844	2.96	63,201	10,691,765	2.40

Net interest income	$81,447			$71,206

Interest rate spread			2.12%			2.34%

Net interest-earning assets		$950,756			$819,807

Net yield on interest-earning assets (4)			2.32%			2.51%

Ratio of interest-earning assets to interest-bearing liabilities		107.15%			107.67%

Tax equivalent spread:
Interest-earning assets	$178,310	$14,241,600	5.08%	$134,407	$11,511,572	4.74%
Tax equivalent adjustment	12,970	—	0.37	12,723	—	0.44

Interest-earning assets - tax equivalent	191,280	$14,241,600	5.45	147,130	$11,511,572	5.18

Interest-bearing liabilities	96,863	$13,290,844	2.96	63,201	$10,691,765	2.40

Net interest income	$94,417			$83,929

Interest rate spread			2.49%			2.78%

Net yield on interest - earning assets (4)			2.69%			2.96%

(1) Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2) Average loans exclude non-performing loans. Loan fees amounted to $5.0 million and $2.5 million for the three-month periods ended March 31, 2005 and 2004, respectively.

(3) Includes trading and available for sale securities.

(4) Annualized net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the changes in interest rates.

	Three Months Ended March 31,
	2005 vs. 2004
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$21,338	$5,053	$26,391
Investment securities (1)	11,648	1,610	13,258
Mortgage and asset-backed securities (1)	(2,203)	734	(1,469)
Money market instruments	2,741	2,982	5,723

Total increase in interest income	33,524	10,379	43,903

Interest expense:
Deposits	6,595	6,150	12,745
Federal funds purchased and repurchase agreements	9,882	10,452	20,334
Advances from FHLB	807	(224)	583

Total increase in interest expense	17,284	16,378	33,662

Increase (decrease) in net interest income	$16,240	$(5,999)	$10,241

(1)	Includes trading and available for sale securities.

Provision For Loan Losses

The provision for possible loan losses amounted to $6.0 million for the quarter ended March 31, 2005, down $2.9 million or 32.89%, from $8.9 million for the same period in the previous year. Even though the loan portfolio grew between periods, the decrease resulted from the stronger asset quality as evidenced by lower loans net charged offs and lower delinquencies during the first quarter of 2005, when compared to the same period in 2004.

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of various conditions as the existing general economic and business conditions affecting key lending areas; terms, nature and volume of the portfolio, credit quality trends including trends in non-performing loans expected to result from existing conditions, evaluation of the collectibility of the loan portfolio, collateral values, credit concentrations, trends in historical loss experience, specific impaired loans and delinquency trends, among other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance as its loan portfolio grows and diversifies. See “ — Financial Condition — Allowance for Loan Losses” herein.

The allowance for possible loan losses amounted to $82.9 million as of March 31, 2005, and $80.1 million as of December 31, 2004. The increase in the allowance for loan losses is attributable to the overall growth in the Company’s loans portfolio, particularly those of its commercial real estate, residential real estate, construction and land acquisition, asset-based and other commercial loans portfolio. The commercial real estate loans portfolio grew to $3.36 billion at March 31, 2005, an increase of $201.9 million or 6.40%, when compared to December 31, 2004. On a year to year basis, the commercial real estate loans portfolio grew $958.8 million or 39.99%, from $2.40 billion at March 31, 2004. Westernbank Business Credit loans portfolio grew to $1.05 billion at March 31, 2005, an increase of $227.7 million or 27.40%, when compared to December 31, 2004, and an increase of $355.5 million or 50.54%, when compared to March 31, 2004. The Expresso of Westernbank loans portfolio decreased from $144.0 million at December 31, 2004, to $142.3 million at March 31, 2005, a decrease of $1.7 million or 1.19%. On a year to year basis, the Expresso of Westernbank loans portfolio also decreased by $697,000, from $142.8 million at March 31, 2004. The decrease in the Expresso of Westernbank loans portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division portfolio matures and the average yield continues to increase. The average yields of Westernbank Business Credit and the Expresso of Westernbank loan portfolios were 7.89% and 22.34%, respectively, at March 31, 2005.

Non-performing loans stand at $33.7 million or 0.50% (less than 1%) of Westernbank’s loans portfolio at March 31, 2005, an improvement of 7 basis points from the 0.57% reported at December 31, 2004. Non-performing loans decreased by $538,000, from $34.3 million at December 31, 2004. The decrease in non-performing loans comes from the Company’s commercial loans portfolio. Non-performing loans on the commercial loan portfolio decreased by $1.6 million, when compared to December 31, 2004. This decrease is mostly attributed to one commercial loan with a principal balance of $1.2 million, which was repaid during the quarter ended March 31, 2005. At March 31, 2005, the allowance for possible loan losses was 245.86% of total non-performing loans (reserve coverage), compared to the 233.64% reported at December 31, 2004. Moreover, of the total allowance of $82.9 million, $9.7 million is for our specific allowance and the remaining $73.2 million is for our general allowance.

Net loans charged-off in the first quarter of 2005 were $3.1 million or 0.20% (annualized) to average loans, compared to $3.9 million or 0.32% (annualized) to average loans for the same period in 2004, a decrease of $755,000 or 19.41%. The decrease in net loans charged-off for the first quarter of 2005 when compared to the same quarter in 2004, is principally attributed to lower net charge-offs of consumer loans. Loans charged-off by the Expresso of Westernbank division, the principal component of the consumer loans charged-off, decreased from $3.4 million during the first quarter of 2004, to $2.1 million for the quarter of 2005, a decrease of $1.3 million or 38.12%. Loans charged-off by the Expresso of Westernbank division continued its decreasing trend from $3.2 million in the third quarter, $2.5 million in the fourth quarter, both of 2004, to $2.1 million for the first quarter of 2005. The delinquency ratio of the Expresso of Westernbank division portfolio at March 31, 2005, was 2.04% for the categories of 60 days and over. Management strategy of stabilizing charge offs and increasing the yield of the Expresso loan portfolio by continuously revising its underwriting policies, increasing the level of collateralized loans, and increasing the overall yield charged has resulted in a decreasing trend in net charge offs during the last three quarters and a higher yield, as measures begins to show positive results. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at March 31, 2005, already accounts for 13% of the outstanding balance.

Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.53% at March 31, 2005, and 0.57% at December 31, 2004.

Noninterest Income

Noninterest income increased $327,000 or 4.73% for the three month period ended March 31, 2005, when compared to the same period in 2004. This increase was mainly the result of an increase of $354,000 or 5.22% on service fees, and other fees and commissions. The increase was mainly due to higher activity associated with other fees resulting from the Company’s overall growing volume of business and other fees generated by our asset-based lending operation.

Noninterest Expenses

Total noninterest expenses increased $624,000 or 2.64% for the three-month period ended March 31, 2005, when compared to the corresponding period in 2004. Salaries and employees’ benefits, which is the largest component of total noninterest expenses, increased $1.5 million or 16.82% for the first quarter of year 2005, as compared to the corresponding period in 2004. Such increase is attributed to the increases in personnel in sales areas, normal salary increases and related employees’ benefits, principally attributed to our continued expansion in the San Juan Metropolitan area and our entrance to the east coast of Puerto Rico, where on March 16, 2005, we opened our new state of the art mega branch. At March 31, 2005, the Company had 1,203 full-time employees, including its executive officers, an increase of 70 employees or 6.18%, since March 31, 2004.

Advertising expense decreased by $742,000 or 30.09% for the three months ended March 31, 2005, when compared to the same period in 2004, as the Company concluded its radio, newspaper and television campaign promoting Westernbank’s institutional image and positioning the Company for its strategy in the San Juan Metropolitan area that was in effect during most of the year 2004.

Noninterest expenses, other than salaries and employees’ benefits, and advertising discussed above, decreased $172,000 or 1.43% for the first quarter of 2005, resulting primarily from the Company’s continued strict control measures.

The Company has maintained operating expenses at adequate levels, and achieved an efficiency ratio of 27.40% for the first quarter of year 2005, compared to 30.32% for the first quarter of 2004.

Provision for Income Taxes

Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%. The current provision for Puerto Rico income taxes for the three months ended March 31, 2005, amounted to $11.2 million, compared to $6.9 million in the same period of 2004. The increase in the income before the provision for income taxes for the quarter ended March 31, 2005, includes a significant increase in the Company’s taxable interest income derived from the loans portfolio, which are fully taxable. Deferred income taxes reflect the impact of capital losses carryforwards and “temporary differences” between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The decrease of $468,000 in the deferred credit for the quarter ended March 31, 2005, when compared to the prior year quarter, is attributable to temporary differences in the recognition of certain items for tax and books, principally changes in the allowance for loan losses. Therefore, even though the Company’s effective tax rate increased when compared to the prior year quarter, it continues to be substantially below the statutory rate.

Net Income

Net income increased $8.1 million or 20.02% for the three month period ended March 31, 2005, when compared to the same period in 2004. The increase for the three month period ended March 31, 2005, primarily resulted from an increase in net interest income, a lower provision for loan losses, partially offset by increases in total operating expenses and in the provision for income taxes.

FINANCIAL CONDITION

The Company had total assets of $15.02 billion as of March 31, 2005, compared to $14.34 billion as of December 31, 2004, an increase of $680.9 million or 4.75%. Loans receivable-net, grew by $690.5 million or 11.62%, from $5.94 billion at December 31, 2004, as a result of the Company’s continued strategy of growing its loans portfolio through commercial real estate, residential real estate, construction and land acquisition, asset-based and other commercial loans. The investment portfolio, excluding money market instruments, stands at $6.95 billion at March 31, 2005, a slight increase of $23.8 million, in comparison to December 31, 2004. As of March 31, 2005, total liabilities amounted to $13.88 billion, an increase of $629.1 million or 4.75%, when compared to $13.25 billion as of December 31, 2004. Deposits increased $830.5 million or 13.33%, from $6.23 billion as of December 31, 2004, to $7.06 billion as of March 31, 2005. Federal funds purchased and repurchase agreements decreased $207.4 million or 3.10%, from $6.68 billion as of December 31, 2004, to $6.48 billion as of March 31, 2005.

Loans

Loans receivable-net were $6.63 billion or 44.16% of total assets at March 31, 2005, an increase of $690.5 million or 11.62%, when compared to $5.94 billion at December 31, 2004.

The Company continues to focus on growing its commercial loans portfolio through commercial real estate, residential real estate, construction and land acquisition, asset-based and other commercial loans. As a result, the commercial real estate loan portfolio increased from $3.15 billion as of December 31, 2004, to $3.36 billion as of March 31, 2005, an increase of $201.9 million or 6.40%. Other commercial loans, not collateralized by real estate, were $889.6 million as of March 31, 2005, an increase of $121.0 million or 15.74%, from $768.6 million at December 31, 2004. The residential real estate mortgage loans portfolio increased from $902.9 million at December 31, 2004, to $1.27 billion at March 31, 2005, an increase of $364.5 million or 40.37%. This increase is mainly due to the purchase of residential mortgage loans on a floating rate basis from a third party mortgage originator in Puerto Rico, as part of management’s strategy of emphasizing in growing its variable rate loans, in light of the current rising interest rate scenario. At March 31, 2005, approximately 64% of the loan portfolio carries a floating rate. Floating rate loans and loans with contractual maturities of one year or less comprise approximately 80% of the loan portfolio.

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

As of March 31, 2005, commercial loans were 64.03% (79.05% collateralized by real estate) and consumer loans were 12.97% (67.09% collateralized by real estate) of the $6.63 billion loan portfolio-net. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of March 31, 2005. At March 31, 2005, Westernbank Business Credit (asset-based lending, commercial loans principally secured by real estate (52% of them), accounts receivable, inventory and equipment) and the Expresso of Westernbank (generally unsecured consumer lending) divisions loan portfolios amounted to $1.06 billion and $142.3 million, respectively. At March 31, 2005, the average yield on Westernbank Business Credit division asset-based loans portfolio was 7.89%, while for the Expresso of Westernbank division loans portfolio, the average yield was 22.34%.

The following table sets forth the composition of Westernbank’s loans portfolio at the dates indicated.

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
Mortgage, mainly 1-4 family residences	$1,267,438	19.1%	$902,937	15.2%
Construction	340,903	5.1	328,145	5.5
Commercial, industrial and agricultural (1):
Real estate	3,356,606	50.6	3,154,679	53.1
Business and others	889,580	13.4	768,604	12.9
Consumer and others (2)	860,118	13.0	866,934	14.6

Total loans	6,714,645	101.2	6,021,299	101.3
Allowance for loan losses	(82,932)	(1.2)	(80,066)	(1.3)

Loans — net	$6,631,713	100.0%	$5,941,233	100.0%

(1)	Includes $1.1 billion and $831.1 million at March 31, 2005 and December 31, 2004, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes $142.3 million and $144.0 million at March 31, 2005 and December 31, 2004, respectively, of Expresso of Westernbank division outstanding loans.

Residential real estate mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At March 31, 2005, residential mortgage loans included $11.1 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

Westernbank originated $358.4 million of commercial real estate loans, including asset-based and construction loans, during the three month period ended March 31, 2005. At March 31, 2005, commercial real estate loans totaled $3.36 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. At March 31, 2005, the Company maintained its status as a secured lender, with approximately 83% of its loans collateralized by real estate.

The portfolio of Consumer and Other loans at March 31, 2005, consisted of consumer loans of $860.1 million, of which $577.1 million are secured by real estate, $254.7 million are unsecured consumer loans (consisting of $124.3 million of Expresso of Westernbank division unsecured loans portfolio, credit card loans of $53.0 million and other consumer loans of $77.4 million) and loans secured by deposits in Westernbank totaling $28.3 million.

The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at March 31, 2005. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		MATURITIES
			After one year to five years		After five years
		(In thousands)
	Balance
	outstanding	One year or	Fixed interest	Variable interest	Fixed interest	Variable interest
	at March 31, 2005	less	rates	rates	rates	rates
Residential real estate:
Mortgage	$1,267,438	$7,140	$14,080	$57	$185,306	$1,060,855	(1)
Construction	340,903	163,990	—	176,913	—	—

Commercial, industrial and agricultural:
Real Estate	3,356,606	1,227,765	265,051	298,733	74,983	1,490,074
Business and other	889,580	666,569	30,249	47,642	7,353	137,767

Consumer and other	860,118	114,363	196,225	—	549,530	—

Total	$6,714,645	$2,179,827	$505,605	$523,345	$817,172	$2,688,696

(1)	Includes $977.9 million of purchased fixed rate loans in which seller guarantees the Company a return at a floating rate of interest (three month LIBOR plus a spread). See Note 10 - On Balance Sheet Derivative Instruments and Hedging Activities — Notes to Consolidated Financial Statements (unaudited).

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

Westernbank’s Senior Credit Committee approval is required for all loans in excess of $5.0 million ($15.0 million in the case of Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans from $1.0 million to $5.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed by a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $5.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee are also reviewed and ratified by the Board of Directors. All loans in excess of $50.0 million require the approval of the Board of Directors.

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

Westernbank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty-five years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgages are originated with the intent to sell. In addition to its residential loan originations, Westernbank also purchases residential mortgage loans from other mortgage originators in Puerto Rico.

Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of March 31, 2005, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.48% (less than 1%), compared to 0.55% (less than 1%) at December 31, 2004. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “Non-performing loans and foreclosed real estate held for sale”.

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

Westernbank offers the service of VISA™ and Master Card™ credit cards. At March 31, 2005, there were approximately 24,611 outstanding accounts, with an aggregate outstanding balance of $53.0 million and unused credit card lines available of $96.9 million.

In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of March 31, 2005, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.24%, an increase of 21 basis points when compared to 1.03% at December 31, 2004. The increase in the delinquency ratio from 2004 to 2005 was mainly due to delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.

Westernbank has 83% of its loan portfolio as of March 31, 2005, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.53% at March 31, 2005, and 0.57% at December 31, 2004.

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

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Commercial, industrial and agricultural loans	$23,861	$25,417
Consumer loans	7,876	7,122
Residential real estate mortgage and construction loans	1,994	1,730

Total non-performing loans	33,731	34,269
Foreclosed real estate held for sale	3,849	3,811

Total non-performing loans and foreclosed real estate held for sale	$37,580	$38,080

Interest that would have been recorded if the loans had not been classified as non-performing	$3,400	$3,557

Interest recorded on non-performing loans	$704	$243

Total non-performing loans as a percentage of total loans at end of period	0.50%	0.57%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.25%	0.27%

Non-performing loans stand at $33.7 million or 0.50% (less than 1%) of Westernbank’s loan portfolio at March 31, 2005, also an improvement of 7 basis points when compared to 0.57% reported at December 31, 2004. In absolute amounts, non-performing loans decreased by $538,000, from $34.3 million as of December 31, 2004. The decrease in non-performing loans comes from the Company’s commercial loans portfolio. Non-performing loans on the commercial loan portfolio decreased by $1.6 million, when compared to December 31, 2004. This decrease is mostly attributed to one commercial loan with a principal balance of $1.2 million, which was repaid during the quarter ended March 31, 2005. Total non-performing loans in the consumer loans portfolio grew by $754,000, when compared to December 31, 2004. Such increase was mainly due to consumer loans past due over 90 days which are collateralized by real estate properties. At March 31, 2005, the allowance for possible loan losses was 245.86% of total non-performing loans (reserve coverage), compared to the 233.64% reported at December 31, 2004. Moreover, of the total allowance of $82.9 million, $9.7 million is for our specific allowance and the remaining $73.2 million is for our general allowance.

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

At March 31, 2005, Westernbank’s allowance for loan losses was $82.9 million, consisting of $73.2 million formula allowance and $9.7 million of specific allowances. As of March 31, 2005, the allowance for loan losses equals 1.24% of total loans, and 245.86% of total non-performing loans, compared with an allowance for loan losses at December 31, 2004 of $80.1 million, or 1.33% of total loans, and 233.64% of total non-performing loans.

As of March 31, 2005, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Three Months		Year Ended
	Ended March 31,		December 31,
	2005		2004
	(Dollars in thousands)
Balance, beginning of year	$80,066		$61,608

Loans charged-off:
Consumer loans (1)	(2,856)		(16,473)
Commercial, industrial and agricultural loans	(632)		(5,433)
Real estate-mortgage and construction loans	(63)		(297)

Total loans charged-off	(3,551)		(22,203)

Recoveries of loans previously charged-off:
Consumer loans (2)	381		1,920
Commercial, industrial and agricultural loans	36		1,844
Real estate-mortgage and construction loans	—		206

Total recoveries of loans previously charged-off	417		3,970

Net loans charged-off	(3,134)		(18,233)

Provision for loan losses	6,000		36,691

Balance, end of period	$82,932		$80,066

Ratios:
Allowance for loan losses to total loans at end of period	1.24%		1.33%
Provision for loan losses to net loans charged-off	191.45%		201.23%
Recoveries of loans to loans charged-off in previous period	7.51	%(3)	26.71%
Net loans charged-off to average total loans (4)	0.20	%(3)	0.34%
Allowance for loan losses to non-performing loans	245.86%		233.64%

(1)	Includes $2.1 million and $12.4 million of Expresso of Westernbank loans charged-off for the three months ended March 31, 2005, and for the year ended December 31, 2004, respectively.

(2)	Includes $214,000 and $1.0 million of Expresso of Westernbank loans recoveries for the three months ended March 31, 2005, and for the year ended December 31, 2004, respectively.

(3)	Ratio for 2005 is annualized for comparison purposes.

(4)	Average loans were computed using beginning and period-end balances.

The following table presents the allocation of the allowance for credit losses, the loan portfolio composition percentage and the allowance coverage ratio in each category to total loans, as set forth in the “Loans” table on page 39.

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Allowance for credit losses at end of period:

Commercial, industrial and agricultural loans (1)	$61,752	$58,208
Consumer loans (2)	19,218	19,425
Residential real estate mortgage and construction loans	395	407
Unallocated	1,567	2,026

Total allowance for loan losses	$82,932	$80,066

Loan portfolio composition percentages at end of period:

Commercial, industrial and agricultural loans	63.24%	65.15%
Consumer loans	12.81%	14.40%
Residential real estate mortgage and construction loans	23.95%	20.45%

Total loans	100.00%	100.00%

Allowance coverage ratio at period end:
Applicable to:
Commercial, industrial and agricultural loans	1.45%	1.48%
Consumer loans	2.23%	2.24%
Residential real estate mortgage and construction loans	0.02%	0.03%
Unallocated (as a percentage of total loans)	0.02%	0.03%

Total loans	1.24%	1.33%

(1)	Includes an allowance of $14.6 million and $12.9 million for Westernbank Business Credit loans at March 31, 2005 and December 31, 2004, respectively.

(2)	Includes an allowance of $11.8 million and $13.8 million for Expresso of Westernbank loans at March 31, 2005 and December 31, 2004, respectively.

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

The following table sets forth information regarding the investment in impaired loans:

	March 31, 2005	December 31, 2004
	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$32,675	$29,975
Do not require a valuation allowance	22,484	24,200

Total	$55,159	$54,175

Valuation allowance for impaired loans	$8,610	$8,412

	March 31, 2005	March 31, 2004
	(In thousands)
Average investment in impaired loans	$54,157	$47,320

Interest collected and recognized as income on impaired loans	$743	$619

Although the Company investment on impaired loans remained relatively stable when compared to December 31, 2004, the loans comprising total impaired loans between periods may have changed. The investment in impaired loans covered by a valuation allowance increased by $2.7 million or 9.01%, from $30.0 million at December 31, 2004, to $32.7 million at March 31, 2005. The increase was mainly due to two commercial loans with principal balances of $1.0 million and $909,000 at March 31, 2005. The loan with a principal balance of $1.0 million required a valuation allowance of $250,000 as of March 31, 2005, while the loan with a principal of $909,000, required a valuation allowance of $373,000. The valuation allowance for impaired loans increased slightly from $8.4 million at December 31, 2004, to $8.6 million at March 31, 2005, an increase of $198,000 or 2.35%.

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

Federal funds sold and resell agreements amounted to $311.6 million and $642.7 million, respectively, at March 31, 2005. Federal funds sold mature the next business day, while resell agreements mature as follows: $92.7 million the next business day, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At March 31, 2005, the fair value of the underlying collateral amounted to $644.3 million.

The following table presents the carrying value of investments at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,011,984	$6,004,849
Puerto Rico Government and agencies obligations	34,822	34,822
Commercial paper	25,000	25,000
Corporate notes	26,422	26,418
Mortgage and asset-backed securities	849,815	830,290

Total	6,948,043	6,921,379
Available for sale — Collateralized mortgage obligations (CMO’s)	5,062	7,881

Total investments	$6,953,105	$6,929,260

Mortgage-backed securities at March 31, 2005 and December 31, 2004, consist of:

	March 31, 2005	December 31, 2004
	(In thousands)
Available for sale:
CMO’s certificates issued or guaranteed by FNMA	$5,062	$6,116
CMO’s certificates issued or guaranteed by FHLMC	—	1,765

Total available for sale	5,062	7,881

Held to maturity:
GNMA certificates	9,453	9,881
FHLMC certificates	5,335	5,663
FNMA certificates	3,378	3,642
CMO’s certificates issued or guaranteed by FHLMC	720,613	706,632
CMO’s certificates issued or guaranteed by FNMA	111,036	104,441
CMO’s other	—	31

Total held to maturity	849,815	830,290

Total mortgage and asset-backed securities	$854,877	$838,171

At March 31, 2005, no investment of a single issuer (in aggregate balance) exceeded 10% of the consolidated stockholders’ equity.

The carrying amount of investment securities at March 31, 2005, by contractual maturity (excluding mortgage-backed securities and equity securities), are shown below:

		Weighted
	Carrying	average
	amount	yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$2,495	2.68%
Due after one year through five years	5,323,544	3.91
Due after five years through ten years	685,945	4.41
Due after ten years	—	—

	6,011,984	3.97

Puerto Rico Government and agencies obligations:
Due within one year	3,000	4.75
Due after one year through five years	10,468	5.25
Due after five years through ten years	20,004	4.15
Due after ten years	1,350	6.15

	34,822	4.61

Other:
Due within one year	25,000	3.54
Due after one year through five years	4,995	6.13
Due after five years through ten years	—	—
Due after ten years	21,427	8.33

	51,422	5.79

Total	6,098,228	3.99

Mortgage and asset-backed securities	854,877	4.23

Total	$6,953,105	4.02%

The Company’s investment portfolio at March 31, 2005, had an average contractual maturity of 51 months, when compared to an average maturity of 53 months at December 31, 2004. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of March 31, 2005, had a remaining average contractual maturity of 9 months. However, no assurance can be given that such levels will be maintained in future periods.

The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been below its cost basis, the expectations for that security’s performance, the credit worthiness of the issuer, and the Company’s intention and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity.

See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for recent developments on the measurement and recognition guidance on other-than-temporary impairments.

Deposits

Westernbank offers a diversified choice of deposit accounts. Savings deposits increased from $829.4 million as of December 31, 2004, to $837.4 million as of March 31, 2005, an increase of $8.0 million. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $5.40 billion as of December 31, 2004, to $6.22 billion as of March 31, 2005, an increase of $822.5 million or 15.23%. Other deposits include brokered deposits amounting to $4.91 billion and $4.16 billion as of March 31, 2005 and December 31, 2004, respectively. These accounts have historically been a stable source of funds.

At March 31, 2005, Westernbank had total deposits of $7.06 billion, of which $837.4 million or 11.86% consisted of savings deposits, $307.7 million or 4.36% consisted of interest bearing demand deposits, $263.8 million or 3.73% consisted of noninterest bearing deposits, and $5.65 billion or 80.05% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.

At March 31, 2005, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$87,458
over 3 months through 6 months	28,011
over 6 months through 12 months	68,012
over 12 months	91,920

Total	$275,401

The following table sets forth the average amount and the average rate paid on the following deposit categories for the three months ended March 31, 2005 and 2004:

	March 31, 2005		March 31, 2004
	Average	Average	Average	Average
	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$5,137,516	3.04%	$4,292,191	2.49%
Savings deposits	822,465	2.10%	711,341	2.19%
Interest bearing demand deposits	203,614	2.78%	200,154	2.55%
Noninterest bearing demand deposits	348,025	—	259,688	—

	$6,511,620	2.75%	$5,463,374	2.34%

Borrowings

The following table sets forth the borrowings of the Company at the dates indicated:

	March 31, 2005	December 31, 2004
	(In thousands)
Federal funds purchased and repurchase agreements (1)	$6,476,172	$6,683,527
Advances from Federal Home Loan Bank (FHLB)	207,000	211,000
Mortgage note payable	36,744	36,858

	$6,719,916	$6,931,385

(1)	Federal funds purchased amounted to $75.0 million at December 31, 2004, at a weighted average interest rate of 2.37%, and mature within one day. No such borrowings were outstanding at March 31, 2005.

Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.48 billion in repurchase agreements outstanding at March 31, 2005, at a weighted average rate of 3.26%. Repurchase agreements outstanding as of March 31, 2005, mature as follows: $1.29 billion within 30 days; $1.51 billion 31 days to 90 days; $704.0 million 91 days to one year; $47.5 million in 2006; $585.3 million in 2007; $560.5 million in 2008; and $1.78 billion thereafter.

Westernbank also obtains advances from FHLB of New York. As of March 31, 2005, Westernbank had $207.0 million in outstanding FHLB advances at a weighted average rate of 3.76%. Advances from FHLB mature as follows: $35.0 million within 30 days; $70.0 million in 2006; $60.0 million in 2007; and $42.0 million in 2010.

At March 31, 2005, with respect to repurchase agreements amounting to $1.90 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $626.0 million at March 31, 2005, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.

At March 31, 2005, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.7 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to (1) the greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

The following table presents certain information regarding Westernbank’s borrowings, excluding the mortgage payable, for the periods indicated.

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Amount outstanding at period end	$6,683,172	$6,894,527
Monthly average outstanding balance	6,798,860	5,831,435
Maximum outstanding balance at any month end	6,819,201	6,894,527
Weighted average interest rate:
For the three months and year ended	3.08%	2.50%
At the end of period	3.28%	2.88%

Stockholders’ Equity

As of March 31, 2005, total stockholders’ equity amounted to $1.13 billion, an increase of $51.8 million or 4.79%, when compared to $1.08 billion as of December 31, 2004. The increase resulted primarily from the issuance of 401,300 shares of the Company’s Series H Preferred Stock under an over-allotment option to the underwriter, with a liquidation price of $50 per share, completed on January 3, 2005, providing a net capital infusion of $19.5 million, plus the net income of $48.6 million generated during the three month period ended March 31, 2005, partially offset by total dividends declared during the period of $16.5 million on the Company’s common stock and preferred stock. The period-end number of common shares outstanding increased from 163,918,835 as of December 31, 2004, to 164,012,772 as of March 31, 2005, as a result of the conversion of 16,840 shares of the Company’s convertible preferred stock series A, into 58,824 shares of the Company’s common stock, and the issuance of 35,113 common shares from the exercise of stock options.

SELECTED FINANCIAL RATIOS AND OTHER DATA

The following table sets forth, for the indicated periods, certain ratios reflecting the productivity, profitability and other selected data of the Company:

	Three Months Ended				Year Ended
	March 31,				December 31,
	2005		2004		2004
	(Amounts in thousands, except per share data)
Per share data:
Dividend payout ratio	18.24%		17.39%		16.24%
Book value per common share	$3.67		$2.91	(2)	$3.48
Preferred stock outstanding at end of period	18,179		15,325		17,794
Preferred stock equity at end of period	$531,388		$383,136		$511,744

Performance ratios:
Return on assets	1.32	%(1)	1.37	%(1)	1.33%
Return on common stockholders’ equity	26.81	%(1)	29.36	%(1)	28.55%
Efficiency ratio	27.40%		30.32%		30.51%
Operating expenses to total end-of-period assets	0.65%		0.78%		0.70%

Capital ratios:
Total capital to risk-weighted assets	15.44%		14.76%		15.70%
Tier I capital to risk-weighted assets	14.54%		13.84%		14.78%
Tier I capital to average assets	7.75%		7.32%		7.72%
Equity-to-assets ratio (1)	7.55%		7.13%		7.39%

Other selected data:

Total trust assets managed	$416,747		$346,383		$398,709
Branch offices	53		51		52
Number of full-time employees	1,203		1,133		1,175

(1)	The return on assets is computed by dividing annualized net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing annualized net income less preferred stock dividends by average common stockholders’ equity. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

(2)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004, both distributed on January 10, 2005.

CRITICAL ACCOUNTING POLICIES AND PRACTICES

The information required herein is incorporated by reference from page 58 of the Company’s Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

LIQUIDITY

Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loans demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At March 31, 2005, the Company had approximately $1.61 billion in securities and other short-term securities maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities available for sale and securitizable loans.

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

The Company’s investment portfolio at March 31, 2005, had an average contractual maturity of 51 months. Assuming that all call features are exercised, the Company’s investment portfolio as of March 31, 2005, had a remaining average contractual maturity of 9 months. However, no assurance can be given that such levels will be maintained in future periods.

As of March 31, 2005, Westernbank had line of credit agreements with six commercial banks permitting Westernbank to borrow a maximum aggregate amount of $245.0 million, mainly through federal funds purchased. There were no borrowings outstanding as of March 31, 2005, under such lines of credit. The agreements provide for unsecured advances to be used by the Company on an overnight basis. Interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.

Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at March 31, 2005, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total
	(In thousands)
Short-term borrowings	$3,030,682	$—	$—	$—	$3,030,682
Long-term borrowings	507,956	1,323,336	97,000	1,760,942	3,689,234
Operating lease obligations	2,364	3,161	1,103	343	6,971
Loan purchase obligation	200,000	—	—	—	200,000

Total contractual obligations	$3,741,002	$1,326,497	$98,103	$1,761,285	$6,926,887

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At March 31, 2005, the Company had $3.72 billion in time deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at March 31, 2005, is presented below:

		Less than one
	Total	year	2-5 years
	(In thousands)
Unused lines of credit	$283,746	$273,486	$10,260
Commercial letters of credit	24,536	24,536	—
Commitments to extend credit	455,088	90,286	364,802
Commitments to purchase mortgage loans	200,000	200,000	—

Total	$963,370	$588,308	$375,062

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

The risk-based capital guidelines require a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of combined Tier 1 and Tier 2 capital (“total risk-based capital”) to risk-weighted assets of 8.0%. The risk-based capital guidelines are supplemented by a leverage ratio requirement. This requirement establishes a minimum leverage ratio of 3.0% for the highest rated banking organizations. Other banking organizations are expected to have ratios of at least 4.0 to 5.0% depending on their particular growth plans and condition (including diversification of risk, asset quality, earnings, and liquidity). The ratio is defined as Tier 1 capital divided by total average assets, less certain deductions, including goodwill.

As of March 31, 2004 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At March 31, 2005, there are no conditions or events since the latest examination date that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at March 31, 2005:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$1,213,199	15.44%	$628,457	8.00%	N/A	N/A
Westernbank	1,149,242	14.66%	627,319	8.00%	$784,149	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	1,130,267	14.54%	310,911	4.00%	N/A	N/A
Westernbank	1,066,310	13.74%	310,342	4.00%	465,513	6.00%

Tier I Capital to Average Assets:
Consolidated	1,130,267	7.75%	437,287	3.00%	N/A	N/A
Westernbank	1,066,310	7.37%	434,238	3.00%	723,729	5.00%

The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. Management believes that the Company will continue to meet its capital requirements and its cash obligations as they become due and pay dividends as they are declared.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk and asset/liability management

The Company’s financial performance is impacted by among other factors, interest rate risk and credit risk. Management considers interest rate risk the Company’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Company’s net interest income is largely dependent upon the effective management of interest rate risk. The Company does not utilize derivatives to mitigate its credit risk, relying instead on an extensive counterparty review process. See “Management’s Discussion and Analysis of Results of Operations — Financial Condition — Allowance for Loan Losses” herein.

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

The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines, are sold for cash upon origination. In addition, the Company enters into certain derivative financial instruments to hedge various exposures or to modify interest rate characteristics of various statements of financial condition items. (See “Note 10 – On Balance Sheet Derivatives Instruments and Hedging Activities – Notes to Consolidated Financial Statements (unaudited)”).

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

March 31, 2005:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
	(Dollars in thousands)
+200 Basis Points	$282,551	$(32,942)	(10.44)%
Base Scenario	315,493	—	—
-100 Basis Points	337,332	21,839	6.92%

December 31, 2004:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
	(Dollars in thousands)
+200 Basis Points	$268,838	$(49,112)	(15.44)%
Base Scenario	317,950	—	—
-100 Basis Points	307,734	(10,216)	(3.31)%

(*) The NII figures exclude the effect of the amortization of loan fees. Given the fed fund rate of 2.75% at March 31, 2005, and 2.25% at December 31, 2004, a linear 100 basis points decrease for March 31, 2005 and December 31, 2004, was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.

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

Competition and economic conditions

The financial services and banking business are highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to compete in its market area as well as to a significant extent upon general economic conditions in the island of Puerto Rico. The Company competes with other commercial and non-commercial banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. The success of the Company is also highly dependent on the economic strength of the Company’s general market area. Significant deterioration in the local economy or external economic conditions, such as inflation, recession, unemployment, real estate values and other factors beyond the Company’s control, could also substantially impact the Company’s performance. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For further information, refer to the Economic Conditions, Market Area and Competition section included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

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

The Puerto Rico Treasury Department recently submitted to the Governor of Puerto Rico a draft of a proposal to impose a transitory additional income tax of 4% on net interest income, as defined, applicable to Puerto Rico financial institutions. This transitory additional tax, if approved, is expected to be in effect for two years. The proposal excludes from the definition of net interest income, exempt interest earned from obligations of the United States , of any state or territory of the United States or political subdivision, the District of Columbia, the Commonwealth of Puerto Rico or any instrumentality or political subdivision; including all interest expense allocable to such exempt interest income.

The proposal is subject to review and approval by the Governor and the Puerto Rico Legislature. There is no assurance that this proposal will be approved or changes made before it is signed into law. This proposal, based on year 2004 actual results of operations and the distribution of taxable and exempt interest income for such year, would have resulted in approximately $8.1 million in additional income tax for year 2004, or an estimated increase of approximately 4% in our annual effective tax rate. The final impact of this proposal will depend on the final bill, if approved, and the actual distribution of taxable and exempt income in each applicable year.

ITEM 4. CONTROLS AND PROCEDURES

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

The Company’s Management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter covered by this report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

A – Exhibits

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

B – Reports on Form 8-K

On January 21, 2005, the Company filed a Form 8-K announcing an increase in the monthly cash dividend payment on the Company’s common stock.

On January 25, 2005, the Company filed a Form 8-K announcing the results of operations of the Company for the fourth quarter and year ended December 31, 2004.

On February 18, 2005, the Company filed a Form 8-K announcing that it received from the SEC notice of a formal order of private investigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

W HOLDING COMPANY, INC.

Date: May 6, 2005	By	/s/ Frank. C. Stipes

Frank C. Stipes, Esq. Chairman of the Board, Chief Executive Officer and President

Date: May 6, 2005	By	/s/ Freddy Maldonado

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