Form 10-Q
period 2005-06-30
W HOLDING CO INC
filed 2005-08-09
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). YES ☑   NO ☐
As of July 31, 2005, there were 164,059,071 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$105,692	$77,752
Money market instruments:
Federal funds sold and resell agreements	757,580	1,017,303
Interest-bearing deposits in banks	54,816	49,476
Investment securities available for sale, at fair value with an amortized cost of $2,228 in 2005 and $8,093 in 2004	2,192	7,881
Investment securities held to maturity, at amortized cost with a fair value of $6,809,704 in 2005 and $6,836,897 in 2004	6,904,828	6,921,379
Federal Home Loan Bank stock, at cost	35,300	52,195
Residential mortgage loans held for sale, at lower of cost or fair value	1,637	1,633
Loans, net of allowance for loan losses of $84,442 in 2005 and $80,066 in 2004	7,115,400	5,941,233
Accrued interest receivable	98,741	88,285
Foreclosed real estate held for sale, net of allowance of $178 in 2005 and $306 in 2004	3,134	3,811
Premises and equipment, net	111,791	110,051
Deferred income taxes, net	32,820	31,027
Other assets	48,113	34,636

TOTAL	$15,272,044	$14,336,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$294,264	$249,368
Interest-bearing and related accrued interest payable	7,207,985	5,981,843

Total deposits	7,502,249	6,231,211
Federal funds purchased and repurchase agreements	6,289,406	6,683,527
Advances from Federal Home Loan Bank	172,000	211,000
Mortgage note payable	36,645	36,858
Advances from borrowers for taxes and insurance	6,697	6,513
Accrued expenses and other liabilities	102,613	85,874

Total liabilities	14,109,610	13,254,983

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference - $531,113 in 2005 and $511,744 in 2004); authorized 50,000,000 shares in 2005 and 20,000,000 shares in 2004; issued and outstanding 18,167,711 shares in 2005 and 17,794,251 shares in 2004	18,168	17,794
Common stock — $1.00 par value per share; authorized 500,000,000 shares in 2005 and 300,000,000 shares in 2004; issued and outstanding 164,051,203 shares in 2005 and 163,918,835 shares in 2004	164,051	163,919
Paid-in capital	705,713	686,493
Retained earnings:
Reserve fund	70,018	60,672
Undivided profits	204,520	153,013
Accumulated other comprehensive loss, net of income tax	(36)	(212)

Total stockholders’ equity	1,162,434	1,081,679

TOTAL	$15,272,044	$14,336,662

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004		2005	2004
INTEREST INCOME:
Loans, including loan fees	$114,904	$76,792		$214,568	$150,065
Investment securities	61,314	50,963		121,992	98,383
Mortgage-backed securities	8,492	9,257		17,265	19,498
Money market instruments	9,690	4,004		18,886	7,477

Total interest income	194,400	141,016		372,711	275,423

INTEREST EXPENSE:
Deposits	54,769	33,965		98,973	65,424
Federal funds purchased and repurchase agreements	55,998	31,030		106,677	61,376
Advances from Federal Home Loan Bank	1,841	1,457		3,822	2,854

Total interest expense	112,608	66,452		209,472	129,654

NET INTEREST INCOME	81,792	74,564		163,239	145,769
PROVISION FOR LOAN LOSSES	5,000	10,821		11,000	19,762

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	76,792	63,743		152,239	126,007

NONINTEREST INCOME:
Service and other charges on loans	2,604	2,423		4,931	4,798
Service charges on deposit accounts	2,174	2,018		4,149	3,919
Other fees and commissions	3,139	2,658		5,969	5,159
Net gain on sales and valuation of loans, securities and other assets	171	142		314	273
Gain (loss) on derivative instruments	104	(236)		65	(236)

Total noninterest income	8,192	7,005		15,428	13,913

TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	84,984	70,748		167,667	139,920

NONINTEREST EXPENSES:
Salaries and employees’ benefits	11,497	9,001		22,179	18,145
Equipment	2,331	2,505		4,564	4,802
Deposits insurance premium and supervisory examination	827	687		1,625	1,359
Occupancy	1,887	1,685		3,634	3,346
Advertising	3,095	3,398		4,818	5,864
Printing, postage, stationery and supplies	814	874		1,598	1,674
Telephone	579	598		1,056	1,187
Net (gain) loss from operations of foreclosed real estate held for sale	(126)	332		(206)	573
Municipal taxes	1,078	899		2,155	1,797
Other	5,543	5,262		10,374	10,140

Total noninterest expenses	27,525	25,241		51,797	48,887

INCOME BEFORE PROVISION FOR INCOME TAXES	57,459	45,507		115,870	91,033

PROVISION FOR INCOME TAXES:
Current	12,118	6,683		23,298	13,553
Deferred credit	(423)	(2,199)		(1,793)	(4,036)

Total provision for income taxes	11,695	4,484		21,505	9,517

NET INCOME	$45,764	$41,023		$94,365	$81,516

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$36,559	$34,280		$75,841	$67,999

BASIC EARNINGS PER COMMON SHARE	$0.22	$0.21	(1)	$0.46	$0.42	(1)

DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.20	(1)	$0.45	$0.40	(1)

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and both distributed on January 10, 2005.
See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2005	2004
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$17,794	$15,396
Issuance of preferred stock	401	—
Conversion of preferred stock	(27)	(104)

Balance at end of period	18,168	15,292

Common stock:
Balance at beginning of period	163,919	106,290
Issuance of common stock upon conversion of preferred stock	97	236
Issuance of common stock upon exercise of stock options	35	215

Balance at end of period	164,051	106,741

Paid-in capital:
Balance at beginning of period	686,493	514,800
Stock options exercised	65	754
Effect of stock options granted to employees	176	527
Issuance of common stock upon conversion of preferred stock	(70)	(132)
Issuance of preferred stock	19,049	—

Balance at end of period	705,713	515,949

Reserve fund:
Balance at beginning of period	60,672	43,375
Transfer from undivided profits	9,346	8,213

Balance at end of period	70,018	51,588

Undivided profits:
Balance at beginning of period	153,013	149,581
Net income	94,365	81,516
Cash dividends on common stock	(14,988)	(11,736)
Cash dividends on preferred stock	(18,524)	(13,517)
Transfer to reserve fund	(9,346)	(8,213)

Balance at end of period	204,520	197,631

Accumulated other comprehensive loss, net of income tax:
Balance at beginning of period	(212)	(933)
Other comprehensive income, net of income tax for the period	176	112

Balance at end of period	(36)	(821)

Total Stockholders’ Equity	$1,162,434	$886,380

Comprehensive Income:
Net income	$94,365	$81,516

Other comprehensive income, net of income tax:
Unrealized net gains on securities available for sale:
Unrealized gains arising during the period	176	156
Reclassification adjustments for gains included in net income	—	(59)

	176	97

Income tax effect	—	15

Increase in other comprehensive income, net of income tax	176	112

Total Comprehensive Income	$94,541	$81,628

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,365	$81,516
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	11,000	19,762
Losses on foreclosed real estate held for sale	(108)	545
Deferred income tax	(1,793)	(4,036)
Depreciation and amortization on:
Premises and equipment	3,450	3,555
Mortgage servicing rights	247	205
Stock options granted to employees	176	527
Amortization of premium (discount), net on:
Investment securities available for sale	51	297
Investment securities held to maturity	(985)	(732)
Mortgage-backed securities held to maturity	253	913
Loans	599	639
Amortization of discount on deposits	2,067	1,643
Amortization of net deferred loan origination fees	(9,062)	(4,837)
Net gain on sale and in valuation of:
Investment securities available for sale	—	(59)
Mortgage loans held for sale	(140)	(249)
Derivative instruments	(963)	(662)
Foreclosed real estate held for sale	(183)	(33)
Capitalization of servicing rights	(133)	(72)
Originations of mortgage loans held for sale	(10,630)	(11,894)
Sales of mortgage loans held for sale	10,026	8,268
Decrease (increase) in:
Trading securities	608	3,192
Accrued interest receivable	(10,456)	(8,680)
Other assets	(9,515)	(11,111)
Increase (decrease) in:
Accrued interest on deposits and borrowings	20,808	1,243
Other liabilities	12,506	(14,539)

Net cash provided by operating activities	112,188	65,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(5,340)	(33,453)
Net decrease in federal funds sold and resell agreements	259,723	112,327
Resell agreements with original maturities over three months:
Purchases	—	(250,000)
Collections	—	200,000
Investment securities available for sale:
Sales	—	24,996
Purchases	—	(124,937)
Maturities, prepayments and calls	5,814	31,931
Investment securities held to maturity:
Maturities, prepayments and calls	2,661,318	7,979,000
Purchases	(2,664,981)	(8,870,472)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	70,843	151,454
Purchases	(49,897)	(55,080)
Loans:
Purchases	(600,468)	(150,069)
Loans originations and principal collections, net	(575,596)	(583,384)
Purchases of derivative options	(2,798)	(4,657)
Cash paid on terminated swaps	(252)	—
Proceeds from sales of foreclosed real estate held for sale	1,103	424
Additions to premises and equipment	(4,885)	(7,115)
Redemptions of Federal Home Loan Bank stock	16,907	3,500
Purchases of Federal Home Loan Bank stock	(12)	(5,000)

Net cash used in investing activities	(888,521)	(1,580,535)

Forward	$(776,333)	$(1,515,134)

		(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2005	2004

Forward	$(776,333)	$(1,515,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,250,744	696,342
Net increase (decrease) in federal funds purchased and repurchase agreements	(1,593,345)	1,017,271
Repurchase agreements with original maturities over three months:
Proceeds	3,519,142	942,955
Payments	(2,319,917)	(1,162,953)
Advances from Federal Home Loan Bank:
Proceeds	—	158,000
Payments	(39,000)	(128,000)
Payments of mortgage note payable	(212)	(181)
Net increase in advances from borrowers for taxes and insurance	184	517
Dividends paid	(32,676)	(24,909)
Issuance of preferred stock	19,253	—
Proceeds from stock options exercised	100	969

Net cash provided by financing activities	804,273	1,500,011

NET CHANGE IN CASH AND DUE FROM BANKS	27,940	(15,123)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	77,752	92,811

CASH AND DUE FROM BANKS, END OF PERIOD	$105,692	$77,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$188,086	$128,409
Income taxes	16,524	15,531
Noncash activities:
Accrued dividends payable	4,136	3,081
Increase in other comprehensive income	176	112
Mortgage loans securitized and transferred to:
Trading securities	608	5,774
Mortgage-backed securities held to maturity	—	2,305
Transfer from loans to foreclosed real estate held for sale	859	1,005
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	726	175
Unpaid additions to premises and equipment	939	154
Transfer from undivided profits to reserve fund	9,346	8,213
Effect in valuation of derivatives and their hedged items:
Increase in loans	775	—
Increase (decrease) in other assets	1,246	(3,019)
Increase in deposits	6,925	5,717
Decrease in other liabilities	(3,170)	(3,678)
Conversion of preferred stock into common stock:
Increase in common stock	97	236
Decrease in paid in capital	(70)	(132)
Decrease in preferred stock	(27)	(104)
See notes to consolidated financial statements.
(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at June 30, 2005 and December 31, 2004, and for the three and six month periods ended June 30, 2005 and 2004, were not significant.
In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
Westernbank operates through 53 full service branch offices located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 7 in the Northeastern region, 12 in the San Juan Metropolitan area, and one in the Eastern region, and a website on the Internet. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates through four other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 through 19 full-service branches.
Westernbank World Plaza, Inc. (“WWPI”), a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank World Plaza serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at June 30, 2005 and December 31, 2004, and for the three and six month periods ended June 30, 2005 and 2004, were not significant.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – on the Company’s Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, included in the Company’s Annual Report on Form 10-K). The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of June 30, 2005 and December 31, 2004, the results of operations for the three and six months ended June 30, 2005 and 2004, and changes in stockholders’ equity and of comprehensive income and cash flows for the six months ended June 30, 2005 and 2004. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2004, has been derived from the audited Consolidated Financial Statements of the Company. The result of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.
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
On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FSP EITF Issue 03-01-1, which delayed the effective date for the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e. steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraphs 6 to 9 of EITF 03-1 (i.e. step 1 of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 have not been deferred and should be applied based on the transition provisions in EITF 03-1. Based on the composition of the investment portfolio held at June 30, 2005, EITF 03-1 is not expected to have a material effect on the Company’s financial position or results of operations.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. SFAS No. 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) will be effective on January 1, 2006, and applies to all awards granted after this effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised statement using a modified version of prospective application. Under that transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial position or results of operations since the Company only has employee stock options and it follows since January 1, 2003 the fair value method under the modified prospective application allowed by the provisions of SFAS No. 148.
On May 30, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB No. 3, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. This statement eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable.
Under SFAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change, and future periods if necessary. A change in accounting estimate that is effected by a change in accounting principle (e.g., a change in method of depreciation) will be accounted for as a change in estimate. A correction of an error continues to be reported by restating prior period financial statements as of the beginning of the first period presented.

This statement carries forward the provisions of FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28, that govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. SFAS No. 154 is not expected to have a material effect on the Company’s financial position and results of operations.
On June 29, 2005, the FASB issued final FASB Staff Position (“FSP”) No. FAS 150-5. The FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity (or temporary equity under SEC Accounting Series Release No. 268, Redeemable Preferred Stocks). The FSP indicates that these instruments are liabilities (even if the obligation is conditional) because they embody obligations to repurchase the issuer’s shares and may require a transfer of assets. Options or similar instruments originally issued as employee compensation, which are no longer dependent on employment, are not within the scope of the final FSP. The FASB made this scope change because they are working on a separate FSP under which these instruments would continue to be accounted for under Statement 123(R) (rather than other GAAP such as Statement 150). This FSP is effective for the first reporting period beginning after June 30, 2005. If this FSP results in changes to previously reported information, the cumulative effect should be reported according to the transition provisions of Statement 150. FSP No. FAS 150-5 is not expected to have a material effect on the Company’s financial position and results of operations.
2. EARNINGS PER SHARE AND CAPITAL TRANSACTIONS
Basic earnings per share represents income attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004		2005	2004
	(Amounts in thousands, except per share data)

Basic and diluted earnings per common share:
Net income	$45,764	$41,023		$94,365	$81,516
Less preferred stock dividends	9,205	6,743		18,524	13,517

Income attributable to common stockholders — basic	36,559	34,280		75,841	67,999
Plus convertible preferred stock dividends	220	307		452	645

Income attributable to common stockholders — diluted	$36,779	$34,587		$76,293	$68,644

Weighted average number of common shares outstanding during the period	164,030	163,312	(1)	163,986	163,123	(1)

Dilutive potential common shares — stock options	4,758	5,078	(1)	5,069	5,210	(1)
Assumed conversion of preferred stock	1,722	2,425	(1)	1,722	2,425	(1)

Total	170,510	170,815		170,777	170,758

Basic earnings per common share	$0.22	$0.21	(1)	$0.46	$0.42	(1)

Diluted earnings per common share	$0.22	$0.20	(1)	$0.45	$0.40	(1)

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and both distributed on January 10, 2005.
On January 3, 2005, the Company issued 401,300 shares of its 2004 Series H preferred stock under an over-allotment option granted to the underwriter. The preferred shares were issued at a price of $50.00 per share. Proceeds from this issuance amounted to $19,412,000, net of $653,000 of issuance costs.
On February 10, 2005, one of the Company’s executive officers exercised 35,113 options under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85 per share.
During the six month period ended June 30, 2005, 27,840 shares of the Company’s convertible preferred stock Series A were converted into 97,255 shares of the Company’s common stock.
On May 27, 2005, the stockholders of the Company approved the amendment to the Company’s Certificate of Incorporation to increase the authorized shares of the Company’s preferred stock, par value $1.00 per share, from 20,000,000 shares to 50,000,000 shares, and to increase the authorized shares of the Company’s common stock, par value $1.00 per share, from 300,000,000 shares to 500,000,000 shares.

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
The Company’s cash dividends per share declared for the six months ended June 30, 2005 and 2004, were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)

2005
January 31, 2005	February 15, 2005	$0.01198
February 28, 2005	March 15, 2005	0.01583
March 31, 2005	April 15, 2005	0.01583
April 30, 2005	May 16, 2005	0.01583
May 31, 2005	June 15, 2005	0.01583
June 30, 2005	July 15, 2005	0.01583

Total		$0.09113

2004(2)
January 31, 2004	February 17, 2004	$0.01198
February 29, 2004	March 15, 2004	0.01198
March 31, 2004	April 15, 2004	0.01198
April 30, 2004	May 17, 2004	0.01198
May 31, 2004	June 13, 2004	0.01198
June 30, 2004	July 15, 2004	0.01198

Total		$0.07188

(1)	Dividend amounts in the table are rounded.

(2)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and both distributed on January 10, 2005.

4. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2005	Cost	Gains	Losses	Value
	(In thousands)

Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by Federal National Mortgage Association (FNMA)	$2,228	$—	$36	$2,192

Held to maturity:
U.S. Government and agencies obligations	$6,009,489	$683	$49,891	$5,960,281
Puerto Rico Government and agencies obligations	34,823	299	357	34,765
Corporate notes	51,425	1,279	—	52,704

Subtotal	6,095,737	2,261	50,248	6,047,750

Mortgage-backed securities:
Government National Mortgage Association (GNMA) certificates	8,825	331	1	9,155
Federal Home Loan Mortgage Corporation (FHLMC) certificates	4,986	223	—	5,209
FNMA certificates	3,169	165	—	3,334
CMO’s issued or guaranteed by FHLMC	693,198	—	46,116	647,082
CMO’s issued or guaranteed by FNMA	98,913	12	1,751	97,174

Subtotal	809,091	731	47,868	761,954

Total	$6,904,828	$2,992	$98,116	$6,809,704

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
	(In thousands)

Available for sale:
CMO’s issued or guaranteed by FNMA	$6,298	$—	$182	$6,116
CMO’s issued or guaranteed by FHLMC	1,795	—	30	1,765

Total	$8,093	$—	$212	$7,881

Held to maturity:
U.S. Government and agencies obligations	$6,004,849	$6,181	$32,457	$5,978,573
Puerto Rico Government and agencies obligations	34,822	303	540	34,585
Corporate notes	51,418	2,280	—	53,698

Subtotal	6,091,089	8,764	32,997	6,066,856

Mortgage-backed securities:
GNMA certificates	9,881	484	—	10,365
FHLMC certificates	5,663	334	—	5,997
FNMA certificates	3,642	245	—	3,887
CMO’s issued or guaranteed by FHLMC	706,632	14	58,171	648,475
CMO’s issued or guaranteed by FNMA	104,441	20	3,175	101,286
CMO’s other	31	—	—	31

Subtotal	830,290	1,097	61,346	770,041

Total	$6,921,379	$9,861	$94,343	$6,836,897

The amortized cost and fair value of investment securities held to maturity at June 30, 2005, by contractual maturity (excluding mortgage-backed securities) are shown below:

	Amortized	Fair
	Cost	Value
	(In thousands)
Due within one year	$28,000	$28,001
Due after one year through five years	5,489,009	5,441,658
Due after five years through ten years	555,950	554,147
Due after ten years	22,778	23,944

Subtotal	6,095,737	6,047,750

Mortgage-backed securities	809,091	761,954

Total	$6,904,828	$6,809,704

The Company’s investment portfolio as of June 30, 2005, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in unrealized loss position as of June 30, 2005. These unrealized losses relate to interest rate changes. Investment securities with prepayment provisions did not have significant unamortized premiums at June 30, 2005. As management has the ability to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at June 30, 2005.
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

5. LOANS
The loan portfolio consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$3,696,946	$3,167,439
Residential real estate, mainly one-to-four family residences	1,420,917	903,967
Construction and land acquisition	389,287	331,221

Total	5,507,150	4,402,627

Plus (less):
Undisbursed portion of loans in process	(2,849)	(3,076)
Premium on loans purchased	587	690
Deferred loan fees — net	(14,275)	(14,480)

Total	(16,537)	(16,866)

Real estate loans — net	5,490,613	4,385,761

OTHER LOANS:
Commercial loans	852,805	768,845
Consumer loans:
Loans on deposits	29,510	29,587
Credit cards	51,637	53,268
Installment	780,572	789,095
Plus (less):
Premium on loans purchased	865	1,337
Deferred loan fees — net	(6,160)	(6,594)

Other loans — net	1,709,229	1,635,538

TOTAL LOANS	7,199,842	6,021,299

ALLOWANCE FOR LOAN LOSSES	(84,442)	(80,066)

LOANS — NET	$7,115,400	$5,941,233

The total investment in impaired commercial and construction loans at June 30, 2005 and December 31, 2004, was $59,575,000 and $54,175,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at June 30, 2005 and December 31, 2004. Impaired commercial and construction loans amounting to $35,570,000 and $29,975,000 at June 30, 2005 and December 31, 2004, respectively, were covered by a valuation allowance of $8,550,000 and $8,412,000, respectively. Impaired commercial and construction loans amounting to $24,005,000 at June 30, 2005, and $24,200,000 at December 31, 2004, did not require a valuation allowance in accordance with SFAS No. 114. The average investment in impaired commercial and construction loans for the six-month periods ended June 30, 2005 and 2004, amounted to $55,237,000 and $43,788,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the six-month periods ended June 30, 2005 and 2004, amounted to $1,720,000 and $40,000, respectively.
6. PLEDGED ASSETS
At June 30, 2005, residential and commercial mortgage loans, investment securities (held to maturity and available for sale) and money market instruments amounting to $982,215,000, $6,224,468,000, and $8,767,000, respectively, were pledged to secure public funds, individual retirement accounts, repurchase agreements, commercial letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, interest rate swap agreements, and to comply with the requirements of the Puerto Rico Treasury Department (for Westernbank International Division). Pledged investment securities amounting to $6,143,912,000 at June 30, 2005, can be repledged.
7. DEPOSITS
Deposits consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Noninterest bearing accounts	$294,264	$249,368
Passbook accounts	792,315	829,424
NOW accounts	302,246	269,716
Super NOW accounts	33,535	33,864
Money market accounts	132	100
Certificates of deposit	6,035,808	4,818,892

Total	7,458,300	6,201,364
Accrued interest payable	43,949	29,847

Total	$7,502,249	$6,231,211

The weighted average interest rate of all deposits at June 30, 2005 and December 31, 2004, was approximately 3.12% and 2.75%, respectively.

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
Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. Management estimated that the provisions of the Act did not have an effect on the Company’s financial position at June 30, 2005 and December 31, 2004, or the results of operations for the six month periods ended June 30, 2005 and 2004.

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the three and six months ended June 30, 2005 and 2004, is as follows:

	Three Months				Six Months
	2005		2004		2005		2004
		% of Pre-tax		% of Pre-tax		% of Pre-tax		% of Pre-tax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income
	(Dollars in thousands)
Computed at Puerto Rico statutory rate	$22,409	39%	$17,748	39%	$45,189	39%	$35,503	39%
Effect on provision of:
Exempt interest income, net	(9,908)	(17)	(11,546)	(25)	(21,751)	(19)	(23,805)	(26)
Net nondeductible expenses	36	—	27	—	92	—	38	—
Other	(842)	(2)	(1,745)	(4)	(2,025)	(1)	(2,219)	(3)

Provision for income taxes as reported	$11,695	20%	$4,484	10%	$21,505	19%	$9,517	10%

In July 2005, the Puerto Rico Legislature approved a bill for a transitory additional tax of 2.5% on net taxable income for all corporations that would effectively increase the statutory tax rate from 39% to 41.5% for two years. This bill was subject to approval by the Governor of Puerto Rico.
On August 1, 2005, the Governor of Puerto Rico converted this bill into Law No. 41. This 2.5% transitory additional tax is effective for taxable years 2005 and 2006 and has a retroactive effect to January 1, 2005. The Company estimates the retroactive effect of this bill would be an increase of $1.6 million in its income tax provision for the six months ended June 30, 2005. This effect will be recorded through earnings in the quarter ending September 30, 2005, period that includes the enactment date of the bill.
Also, early in August 2005, the Governor of Puerto Rico resubmitted to the Puerto Rico Legislature a draft of a bill to impose an additional transitory income tax of 4% on net interest income, as defined, applicable to Puerto Rico financial institutions. This transitory additional tax, if approved, is expected to be also in effect for two years. The proposal excludes from the definition of net interest income, exempt interest earned from obligations of the United States, of any state or territory of the United States or political subdivision, the District of Columbia, the Commonwealth of Puerto Rico or any instrumentality or political subdivision; including all interest expense allocable to exempt income. There is no assurance that this proposal will not be approved or significant changes made before it is signed into law. The final impact of this proposal will depend on the final bill, if approved, and the actual distribution of taxable and exempt income in each applicable year.
Deferred income tax assets, net as of June 30, 2005 and December 31, 2004, consisted of the following:

	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$31,805	$30,098
Capital losses on sale of investment securities, expire in 2008	4,858	4,912
Net operating loss carryfowards, expire through 2009	500	620
Unrealized loss in valuation of derivative instruments	187	415
Other	41	172

Total deferred tax assets	37,391	36,217
Less valuation allowance	4,408	5,032

Subtotal	32,983	31,185

Less other deferred tax liabilities	163	158

Deferred income tax assets, net	$32,820	$31,027

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

The contract amount of financial instruments, whose amounts represent credit risk at June 30, 2005 and December 31, 2004, was as follows:

	2005	2004
	(In thousands)
Commitments to extend credit:
Fixed rates	$8,469	$7,576
Variable rates	554,440	504,510
Unused lines of credit:
Commercial	145,871	177,893
Credit cards and other	139,483	138,736
Commercial letters of credit	17,918	27,784
Commitments to purchase mortgage loans	—	600,000

Total	$866,181	$1,456,499

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
The notional amount of the interest rate swaps used to hedge the fixed rate certificates of deposit and the firm commitments to originate certificates of deposit amounted to $607,898,000 and $778,105,000 at June 30, 2005 and December 31, 2004, respectively. Firm commitments to originate certificates of deposit at December 31, 2004, amounted to $20,000,000. No firm commitments were outstanding at June 30, 2005. At June 30, 2005, the fair value of these derivatives qualifying for fair value hedge represented an unrealized net loss of $7.1 million, which was recorded as “Accrued expenses and other liabilities”, before right to offset effect, and as a decrease to the hedged “Deposits” in the accompanying consolidated statements of financial condition. At December 31, 2004, the fair value of these derivatives qualifying for fair value hedge represented an unrealized net loss of $13.0 million, which was recorded as “Accrued expenses and other liabilities”, before right to offset effect, and as a decrease to the hedged “Deposits” of $12.9 million and as an increase in “Other assets” of $101,000 in the accompanying consolidated statements of financial condition.
The Company purchases fixed rate residential mortgage loans for its portfolio. Fixed rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed rate loan portfolio. It is the Company’s objective to hedge the change in fair value of fixed rate mortgage loans at coverage levels that are appropriate, given the anticipated or existing interest rate levels and other market considerations, as well as the relationship of changes in this asset to other assets of the Company. To meet this objective, the Company enters into contracts to purchase fixed rate residential mortgage loans with a third party. The third party agrees to provide the Company a return at a floating rate of interest (three month LIBOR plus a spread) even though the contractual terms of the loans are fixed rate in nature. This provision is effectively an interest rate swap (balance guarantee swap). Since the contracts meet the sale accounting provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial

Assets and Extinguishments of Liabilities, SFAS No. 133 and related interpretations required that these interest rate swaps be accounted for separately. Since the hedged item and the hedging instrument have identical critical terms, no ineffectiveness is assumed and the fair value changes in the interest rate swaps are recorded as changes in the value of both the interest rate swaps and the mortgage loans. At June 30, 2005 and December 31, 2004, the notional amount of these interest rate swaps which equals the principal balance of the mortgage loans amounted to $1,130,076,000 and $600,848,000, respectively; the weighted average receive floating rate at period end was 4.78% and 3.65%, respectively; the weighted average pay fixed rate at period end was 6.73% and 7.39%, respectively; and the floating rate spread ranged from 120 to 165 basis points over the three month LIBOR rate.
At June 30, 2005 and December 31, 2004, the fair value of these derivatives qualifying for fair value hedge represented an unrealized loss of $24.7 million and $23.9 million, respectively, which was recorded as “Accrued expenses and other liabilities” and as an increase to “Loans” in the accompanying consolidated statements of financial condition.
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
Information pertaining to the notional amounts of the Company’s derivative instruments not designated as hedge as of June 30, 2005 and December 31, 2004, was as follows:

	Notional Amount
	2005	2004
	(In thousands)
Interest rate swaps (unmatched portion)	$8,302	$8,895
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	127,806	112,407
Purchased options used to manage exposure to the stock market on stock indexed deposits	93,936	78,212

Total	$266,373	$235,843

At June 30, 2005, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $1.5 million and was recorded as part of “Other assets” of $14.3 million, as part of “Deposits” of $15.7 million and as part of “Accrued expenses and other liabilities” of $83,000, before right to offset effect, in the accompanying consolidated statements of financial condition.
At December 31, 2004, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $2.7 million and was recorded as part of “Other assets” of $12.1 million, as part of “Deposits” of $14.5 million and as part of “Accrued expenses and other liabilities” of $254,000, before right to offset effect, in the accompanying consolidated statements of financial condition.
The right to offset effect for all derivative instruments of $4.1 million and $6.9 million was recorded at June 30, 2005 and December 31, 2004, respectively, as a decrease in “Other assets” and “Accrued expenses and other liabilities” in the accompanying consolidated statements of financial condition.
Other Derivative Instruments Information
A summary of the types of swaps used, excluding those used to manage exposure to the stock market and to the variability in the fair value of fixed rate residential mortgage loans, and their terms at June 30, 2005 and December 31, 2004, follows:

	2005	2004
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$616,200	$787,000
Weighted average receive rate at period end	4.69%	4.09%
Weighted average pay rate at period end	3.27%	2.35%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .40% to plus .25%	100%	100%
The changes in notional amount of swaps outstanding, excluding balance guarantee swaps, during the six months ended June 30, 2005, follows:

Balance at December 31, 2004	$823,329
New swaps	30,000
Called and matured swaps	(200,800)

Balance at June 30, 2005	$652,529

At June 30, 2005, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Embedded	Purchased	Balance
December 31,	Swaps	Options	Options	Guarantee Swaps
	(In thousands)
2005	$—	$—	$—	$—
2006	61,329	36,644	1,623	—
2007	7,500	26,504	27,149	—
2008	—	21,133	21,571	—
2009	30,500	27,599	27,868	—
Thereafter	553,200	15,926	15,725	1,130,076

Total	$652,529	$127,806	$93,936	$1,130,076

Swap agreements amounting to $568,200,000 at June 30, 2005, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on hedged certificates of deposit). During the six months ended June 30, 2005, various counterparties of swap agreements exercised their option to cancel their swaps and the Company immediately exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.
At June 30, 2005, the carrying value of the specific collateral held by the counterparties consisted of money market instruments of $8,767,000.
11. STOCK OPTION PLANS
The Company has two shareholders’ approved stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 14,747,670 shares (as adjusted) of common stock can be granted. Also, options for up to 14,747,670 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The options become fully exercisable after five years following the grant date. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization.

The Company has only three exercise prices for options granted, all of them granted at three different dates. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2005:

	Outstanding		Exercisable
		Weighted
		Average
	Number of	Contract	Number of
Exercise Prices(1)	Options(1)	Life (Years)	Options(1)
$2.85	6,596,400	4.62	6,564,447
$3.35	193,124	5.88	140,454
$6.77	286,761	7.06	114,704

Total	7,076,285	4.76	6,819,605

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and both distributed on January 10, 2005, the three-for-two stock split and a 2% stock dividend on our common stock declared in November 2003 and both distributed on December 10, 2003, and the three-for-two stock split on our common stock declared on June 17, 2002 and distributed on July 10, 2002.
Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost to be recognized in future years is the same that would have been recognized if the recognition provisions of FASB No. 123 had been applied from its original effective date. Results prior to 2003 were not restated. Compensation expense of stock options granted to employees for the three month periods ended June 30, 2005 and 2004, was $61,000 and $224,000, respectively, and for the six month periods ended June 30, 2005 and 2004, was a charge of $176,000 and $527,000.
On February 10, 2005, one of the Company’s executive officers exercised 35,113 options under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85 per share. No options were granted during the six month period ended June 30, 2005 (see Note 13).
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
Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of June 30, 2005 and December 31, 2004, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities and loans in the United States of America. Loans outstanding at June 30, 2005 and December 31, 2004, amounted to $168,273,000 and $122,723,000, respectively.
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

	As of and for the Six Months Ended
	June 30, 2005
			Total Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$39,272	$—	$39,272	$—	$—	$39,272
Commercial loans	106,208	5,182	111,390	—	—	111,390
Asset-based loans	—	—	—	34,345	—	34,345
Mortgage loans	29,561	—	29,561	—	—	29,561
Treasury and investment activities	101,381	55,362	156,743	2,579	(1,179)	158,143

Total interest income	276,422	60,544	336,966	36,924	(1,179)	372,711
Interest expense	158,318	40,000	198,318	12,333	(1,179)	209,472

Net interest income	118,104	20,544	138,648	24,591	—	163,239

Provision for loan losses	(6,087)	—	(6,087)	(4,913)	—	(11,000)

Noninterest income:
Service and other charges on loans, excluding asset-based lending	3,965	77	4,042	—	—	4,042
Service charges on deposit accounts	4,149	—	4,149	—	—	4,149
Trust account fees	—	—	—	609	—	609
Insurance commission fees	—	—	—	889	(5)	884
Asset-based lending related fees	—	—	—	1,158	—	1,158
Other fees and commissions, excluding asset-based lending	4,188	19	4,207	113	(113)	4,207
Other — gains, net	379	—	379	—	—	379

Total noninterest income	12,681	96	12,777	2,769	(118)	15,428

Equity in income of subsidiaries	220	—	220	93,895	(94,115)	—

Total net interest income and noninterest income	$124,918	$20,640	$145,558	$116,342	$(94,233)	$167,667

Total assets at June 30, 2005	$15,173,949	$2,905,668	$18,079,617	$1,725,704	$(4,533,277)	$15,272,044

	For the Three Months Ended
	June 30, 2005
			Total Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$20,087	$—	$20,087	$—	$—	$20,087
Commercial loans	55,822	3,025	58,847	—	—	58,847
Asset-based loans	—	—	—	19,510	—	19,510
Mortgage loans	16,460	—	16,460	—	—	16,460
Treasury and investment activities	51,336	27,500	78,836	1,287	(627)	79,496

Total interest income	143,705	30,525	174,230	20,797	(627)	194,400
Interest expense	84,599	21,334	105,933	7,302	(627)	112,608

Net interest income	59,106	9,191	68,297	13,495	—	81,792

Provision for loan losses	(1,793)	—	(1,793)	(3,207)	—	(5,000)

Noninterest income:
Service and other charges on loans, excluding asset-based lending	2,109	37	2,146	—	—	2,146
Service charges on deposit accounts	2,174	—	2,174	—	—	2,174
Trust account fees	—	—	—	320	—	320
Insurance commission fees	—	—	—	471	(4)	467
Asset-based lending related fees	—	—	—	595	—	595
Other fees and commissions, excluding asset-based lending	2,204	11	2,215	56	(56)	2,215
Other — gains, net	275	—	275	—	—	275

Total noninterest income	6,762	48	6,810	1,442	(60)	8,192

Equity in income of subsidiaries	91	—	91	46,186	(46,277)	—

Total net interest income and noninterest income	$64,166	$9,239	$73,405	$57,916	$(46,337)	$84,984

	As of December 31, 2004 and for the Six Months Ended
	June 30, 2004
			Total Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$37,748	$—	$37,748	$—	$—	$37,748
Commercial loans	67,228	2,280	69,508	—	—	69,508
Asset-based loans	—	—	—	19,356	—	19,356
Mortgage loans	23,453	—	23,453	—	—	23,453
Treasury and investment activities	75,139	50,101	125,240	1,099	(981)	125,358

Total interest income	203,568	52,381	255,949	20,455	(981)	275,423
Interest expense	100,241	22,910	123,151	7,484	(981)	129,654

Net interest income	103,327	29,471	132,798	12,971	—	145,769

Provision for loan losses	(15,984)	—	(15,984)	(3,778)	—	(19,762)

Noninterest income:
Service and other charges on loans, excluding asset-based lending	3,638	45	3,683	—	—	3,683
Service charges on deposit accounts	3,919	—	3,919	—	—	3,919
Trust account fees	—	—	—	471	—	471
Insurance commission fees	—	—	—	791	(4)	787
Asset-based lending related fees	—	—	—	1,366	—	1,366
Other fees and commissions, excluding asset-based lending	3,650	—	3,650	113	(113)	3,650
Other — gains, net	37	—	37	—	—	37

Total noninterest income	11,244	45	11,289	2,741	(117)	13,913

Equity in income of subsidiaries	(350)	—	(350)	82,574	(82,224)	—

Total net interest income and noninterest income	$98,237	$29,516	$127,753	$94,508	$(82,341)	$139,920

Total assets at December 31, 2004	$11,814,402	$2,938,374	$14,752,776	$1,561,795	$(1,977,909)	$14,336,662

	For the Three Months Ended
	June 30, 2004
			Total Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$18,810	$—	$18,810	$—	$—	$18,810
Commercial loans	34,750	1,223	35,973	—	—	35,973
Asset-based loans	—	—	—	10,378	—	10,378
Mortgage loans	11,632	—	11,632	—	—	11,632
Treasury and investment activities	39,460	24,705	64,165	579	(521)	64,223

Total interest income	104,652	25,928	130,580	10,957	(521)	141,016
Interest expense	51,844	11,198	63,042	3,931	(521)	66,452

Net interest income	52,808	14,730	67,538	7,026	—	74,564

Provision for loan losses	(9,768)	—	(9,768)	(1,053)	—	(10,821)

Noninterest income:
Service and other charges on loans, excluding asset-based lending	1,960	25	1,985	—	—	1,985
Service charges on deposit accounts	2,018	—	2,018	—	—	2,018
Trust account fees	—	—	—	268	—	268
Insurance commission fees	—	—	—	402	(4)	398
Asset-based lending related fees	—	—	—	681	—	681
Other fees and commissions, excluding asset-based lending	1,749	—	1,749	57	(57)	1,749
Other — gains, net	(94)	—	(94)	—	—	(94)

Total noninterest income	5,633	25	5,658	1,408	(61)	7,005

Equity in income (loss) of subsidiaries	(176)	—	(176)	55,026	(54,850)	—

Total net interest income and noninterest income	$48,497	$14,755	$63,252	$62,407	$(54,911)	$70,748

13. SUBSEQUENT EVENTS
On July 15, 2005, the Board of Directors granted to various executive officers and key employees a total of 740,000 stock options under the shareholders’ approved 1999 Qualified Stock Option Plan. These stock options will become fully exercisable after five years following the grant date and have an exercise price of $10.71 each, the market price of the Company’s common stock at the grant date.
On August 1, 2005, the Governor of Puerto Rico signed Law No. 41 imposing a transitory additional tax of 2.5% on net taxable income for all corporations effectively increasing the statutory tax rate from 39% to 41.5% for taxable years 2005 and 2006. See Note 8.
Also, early in August 2005, the Governor of Puerto Rico resubmitted to the Puerto Rico Legislature a draft of a bill to impose an additional transitory income tax of 4% on net interest income, as defined, applicable to Puerto Rico financial institutions. See Note 8.
* * * * *

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I — Item 2
FORWARD LOOKING STATEMENTS
Certain statements in this filing and future filings by the Company, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, will include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. In general, the word or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify “forward-looking statements”. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Some of the important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expenses, increase earning assets and non-interest income, and maintain its net interest margin; and (iii) the level of demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.
GENERAL
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at June 30, 2005 and December 31, 2004, and for three and six month periods ended June 30, 2005 and 2004, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
At June 30, 2005, the Company had total assets of $15.27 billion, a loan portfolio-net of $7.12 billion, an investment portfolio, excluding short-term money market instruments, of $6.91 billion, deposits of $7.50 billion, borrowings of $6.50 billion and stockholders’ equity of $1.16 billion.
Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at June 30, 2005. Westernbank operates through a network of 53 bank branches, including 19 Expresso of Westernbank branches, located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a website on the Internet. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates four other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at June 30, 2005 and December 31, 2004, and for the three and six month periods ended June 30, 2005 and 2004, were not significant.
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

The Company continues to emphasize growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolio. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed-rate residential mortgage loans to assets with shorter maturities and greater repricing flexibility. As of June 30, 2005, commercial loans were $4.54 billion or 63.75% (81.32% of which are collateralized by real estate) and consumer loans were $861.9 million or 12.11% (65.85% of which are collateralized by real estate) of the $7.12 billion loan portfolio-net. Investment securities, excluding money market instruments, totaled $6.91 billion at June 30, 2005. Approximately 81% of the loan portfolio carries a floating rate. Floating rate loans and loans with contractual maturities of one year or less comprise approximately 88% of the loan portfolio. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 84% of its loans collateralized by real estate as of June 30, 2005.
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
Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of June 30, 2005 and December 31, 2004, and for the three and six month periods ended June 30, 2005 and 2004, substantially all of Westernbank International’s business activities consisted of investment in securities and loans in the United States of America. At June 30, 2005, the Company has $168.3 million in loans in the United States of America.
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
At June 30, 2005, driven by increases in the Company’s loan portfolio, total assets reached $15.27 billion. Total assets grew $935.4 million or 6.52%, from $14.34 billion at December 31, 2004, almost exclusively from the growth in the loan portfolio, partially offset by decreases in investments and short-term money market instruments. Continuing management’s strategy implemented in the latter part of 2004 and in 2005 in light of the current rising interest rate scenario and the flattening of the yield curve, the Company has continued to emphasize the growth of its loan portfolio, principally through variable rate loans, while remaining on the sideline on the investment side until investment opportunities arise.
Loans receivable-net, grew by $1.17 million or 19.76%, from $5.94 billion at December 31, 2004, as a result of the Company’s continued strategy of growing its loan portfolio through commercial real estate, residential real estate, construction and land acquisition, asset-based and other commercial loans. The investment portfolio, excluding short-term money market instruments, remained relatively unchanged during the period, decreasing slightly by $22.2 million or 0.32%, to reach $6.91 billion at June 30, 2005. Short-term money market instruments also decreased by $254.4 million or 23.85%, from $1.1 billion at December 31, 2004, to $812.4 million at June 30, 2005. The Company has continued to shift and reposition its balance sheet by growing its floating rate loans to lessen the impact of contracting margins on the investment side. Stockholders’ equity increased by $80.8 million or 7.47%, to $1.2 billion as of June 30, 2005, compared to December 31, 2004. Such increase resulted principally from the combination of the issuance of 401,300 shares of the Company’s Series H Preferred Stock completed on January 3, 2005, providing a net capital infusion of $19.4 million, plus the net income of $94.4 million generated during the six months ended June 30, 2005. This was partially offset by dividends paid during 2005 of $15.0 million and $18.5 million on our common and preferred shares, respectively.
The Company has continued to manage its interest rate risk and operating expenses. The efficiency ratio for the three and six month periods ended June 30, 2005, was 30.68% and 29.05%, respectively.
Net income for the three months ended June 30, 2005 increased to $45.8 million or $0.22 earnings per basic and diluted common share, up $4.7 million or 11.56%, when compared to $41.0 million or $0.21 earnings per basic common share ($0.20 on a diluted basis) for the same period in 2004. Earnings per common share for 2004 were adjusted to give effect to the three-for-two (3x2) stock split and a two percent (2%) stock dividend declared in December 2004 and both distributed on January 10, 2005. The increase in net income for the three month period ended June 30, 2005, when compared to the same period in 2004, was mainly due to an increase of $7.2 million or 9.69% in net interest income. Net income for the six months ended June 30, 2005 increased to $94.4 million or $0.46 earnings per basic common share ($0.45 on a diluted basis), up $12.9 million or 15.76% when compared to $81.5 million or $0.42 earnings per basic common share ($0.40 on a diluted basis) (as adjusted) for the six months ended June 30, 2004. The increase in net income for the six month period ended June 30, 2005, when compared to the same period in 2004, was mainly due to an increase of $17.5 million or 11.98% in net interest income. The increase in net interest income for the three and six month periods ended June 30, 2004, was the result of higher average balances in interest-earning assets, partially offset by higher average balances in interest-bearing liabilities and a contraction in our net interest margin. The increase in net interest income, combined with a lower provision for loan losses as a result of an improved asset quality, was partially offset by increases in noninterest expenses and in the provision for income taxes.
Net income attributable to common stockholders for the three and six month periods ended June 30, 2005, increased to $36.6 million and $75.8 million, respectively, up $2.3 million or 6.65% and $7.8 million or 11.53% when compared to $34.3 million and $68.0 million for the same periods in 2004.
The return on assets (ROA) and the return on common stockholders’ equity (ROCE) for the quarter ended June 30, 2005, were 1.21% and 23.71%, respectively, as compared to 1.30% and 28.01% reported for the same quarter in 2004. For the six months ended June 30, 2005, the ROA and the ROCE were 1.27% and 25.25%, respectively, compared to 1.33% and 28.70%, for the same period in the prior year.
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
Net interest income for the quarter ended June 30, 2005 was $81.8 million, an increase of $7.2 million or 9.69%, from $74.6 million for the same period of last year. This increase mainly resulted from an increase in the average net interest-earning assets of $171.6 million, which contributed an $18.4 million positive volume variance, which was partially offset by an $11.2 million negative rate variance. Average interest-earning assets for the second quarter of 2005 increased by $2.72 billion or 22.50%, compared to the same quarter in the previous year. The average loan portfolio increased by $1.58 billion or 30.73%, particularly in the commercial real estate, commercial business and other loans, including asset-based, and residential real estate. The average investment portfolio, excluding short-term money market instruments, increased by $783.8 million or 12.60%, primarily in tax exempt securities, such as U.S. Government and agencies obligations, as a result of the investments bought in the third quarter of 2004. Average money market instruments increased by $351.0 million or 49.53%.
For the six months ended June 30, 2005, net interest income increased from $145.8 million, to $163.2 million, an increase of $17.5 million or 11.98%. This increase mainly resulted from an increase in the average net interest-earning assets of $270.0 million, which contributed a $37.3 million positive volume variance, which was partially offset by a $19.9 million negative rate variance. Average interest-earning assets increased by $2.83 billion or 24.11%. The average loan portfolio increased by $1.48 billion or 29.42%, particularly in the commercial real estate, commercial business and other loans, including asset-based, and residential real estate. The average investment portfolio, excluding short-term money market instruments, increased by $975.8 million or 16.24%, primarily in tax exempt securities, such as U.S. Government and agencies obligations, as a result of the investments bought in the third quarter of 2004. Average money market instruments increased by $370.5 million or 54.26%. The average yield earned in interest-earning assets increased 59 basis points from 4.68% to 5.27%, and 43 basis points from 4.73% to 5.16%, for the quarter and six months ended June 30, 2005, respectively, when compared to prior year periods. The increase in the average yield was mainly due to higher average yields earned on the loan portfolio, higher reinvestment rates on matured and called securities and higher yields earned on money market instruments. The increase in the average yield earned on the loan portfolio was due to higher volumes of commercial real estate loans, residential real estate and commercial business and other loans at floating rates, coupled with a repricing of the existing floating rate loan portfolio.
During the six months ended June 30, 2005, the Federal Reserve increased the federal funds rate by an additional 100 basis points reflected equally on the Prime Rate, an index used by the Bank to re-price most of its floating rate loans. Approximately 81% of the loan portfolio carries a floating rate. Floating rate loans and loans with contractual maturities of one year or less comprise approximately 88% of the loan portfolio.
The increase in the average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities. Average interest-bearing liabilities increased from $11.26 billion for the three months ended June 30, 2004, to $13.80 billion for the three months ended June 30, 2005, an increase of $2.55 billion or 22.62%. For the six month period, average interest-bearing liabilities increased from $11.03 billion in 2004, to $13.58 billion in 2005, an increase of $2.56 billion or 23.20%. The increase in average interest-bearing liabilities for the three and six months ended June 30, 2005, was mainly related to increases in the average balance of deposits and federal funds purchased and repurchase agreements. The average balance of deposits grew from $5.79 billion and $5.65 billion for the three and six month periods ended June 30, 2004, to $7.17 billion and $6.89 billion for the same period in 2005, respectively, an increase of $1.38 billion or 23.92% and $1.24 billion or 21.98%, respectively. The average balance on federal funds purchased and repurchase agreements also grew from $5.34 billion for the three month period ended June 30, 2004, to $6.44 billion in 2005, an increase of $1.10 billion or 20.57%. For the six month period ended June 30, 2005, the average balance on federal funds purchased and repurchase agreements increased by $1.24 billion or 23.66%, from $5.25 billion in 2004, to $6.49 billion in 2005.
Our overall cost of rates paid increased 90 basis points, from 2.37% to 3.27%, for the quarter ended June 30, 2005, when compared to the corresponding prior year quarter. The increase on the overall cost of rates paid was primarily due to increases of 71 and 116 basis points on the average interest rate paid on deposits and on federal funds purchased and repurchase agreements, respectively. The average interest rate paid on deposits increased from 2.35% for the quarter ended June 30, 2004, to 3.06% for the same period in 2005, while the average interest rate paid on federal funds purchased and repurchase agreements increased from 2.33% for the quarter ended June 30, 2004, to 3.49% for the same period in 2005. The increase in the overall cost of rates paid was partially offset by lower rates paid on advances from the Federal Home Loan Bank, which decreased 70 basis points from 4.60% for the quarter ended June 30, 2004, to 3.90% for the same period in 2005. For the six months ended June 30, 2005, the overall cost of rates paid increased 74 basis points, from 2.37% for the six months ended June 30, 2004, to 3.11% for the six months ended June 30, 2005. The average interest paid on deposits increased 57 basis points, from 2.33% for the six months ended June 30, 2004, to 2.90% for the same period in 2005, while the average interest rates paid on federal funds purchased and repurchase agreements increased 95 basis points, from 2.36% for the six months ended June 30, 2004, to 3.31% for the six months ended June 30, 2005. Average interest rate paid on advances from the Federal Home Loan Bank decreased 76 basis points, from 4.68% for the six months ended June 30, 2004, to 3.92% for the six months ended June 30, 2005. As explained before, during the first semester of 2005, interest rates continued rising. This pattern was reflected in the cost of the Bank’s liabilities as explained herein. However, in light of the current rising interest rate scenario, the Bank extended a portion of its liabilities to lock-in the rates for a period of three years.

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

	Three Months Ended June 30,
	2005			2004
		Average	Annualized Average		Average	Annualized Average
	Interest	Balance (1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$114,904	$6,732,074	6.85%	$76,792	$5,149,645	5.98%
Investment securities (3)	61,314	6,212,828	3.96	50,963	5,242,803	3.90
Mortgage-backed securities (3)	8,492	791,230	4.30	9,257	977,443	3.80
Money market instruments	9,690	1,059,566	3.67	4,004	708,600	2.27

Total	194,400	14,795,698	5.27	141,016	12,078,491	4.68

Interest-bearing liabilities:
Deposits	54,769	7,173,469	3.06	33,965	5,788,590	2.35
Federal funds purchased and repurchase agreements	55,998	6,438,876	3.49	31,030	5,340,546	2.33
Advances from FHLB	1,841	189,419	3.90	1,457	127,008	4.60

Total	112,608	13,801,764	3.27	66,452	11,256,144	2.37

Net interest income	$81,792			$74,564

Interest rate spread			2.00%			2.31%

Net interest-earning assets		$993,934			$822,347

Net yield on interest-earning assets (4)			2.22%			2.48%

Ratio of interest-earning assets to interest-bearing liabilities		107.20%			107.31%

Tax equivalent spread:
Interest-earning assets	$194,400	$14,795,698	5.27%	$141,016	$12,078,491	4.68%
Tax equivalent adjustment	10,714	—	0.27	13,264	—	0.44

Interest-earning assets - tax equivalent	205,114	$14,795,698	5.56	154,280	$12,078,491	5.12

Interest-bearing liabilities	112,608	$13,801,764	3.27	66,452	$11,256,144	2.37

Net interest income	$92,506			$87,828

Interest rate spread			2.29%			2.75%

Net yield on interest - earning assets (4)			2.51%			2.92%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude non-performing loans. Loan fees, net amounted to $4.6 million and $2.7 million for the three-month periods ended June 30, 2005 and 2004, respectively.

(3)	Includes trading and available for sale securities.

(4)	Annualized net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2005			2004
		Average	Annualized Average		Average	Annualized Average
	Interest	Balance (1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$214,568	$6,519,148	6.64%	$150,065	$5,037,191	6.01%
Investment securities (3)	121,992	6,182,362	3.98	98,383	5,016,121	3.96
Mortgage-backed securities (3)	17,265	803,377	4.33	19,498	993,799	3.96
Money market instruments	18,886	1,053,332	3.62	7,477	682,813	2.21

Total	372,711	14,558,219	5.16	275,423	11,729,924	4.73

Interest-bearing liabilities:
Deposits	98,973	6,893,460	2.90	65,424	5,651,528	2.33
Federal funds purchased and repurchase agreements	106,677	6,494,711	3.31	61,376	5,251,970	2.36
Advances from FHLB	3,822	196,508	3.92	2,854	122,884	4.68

Total	209,472	13,584,679	3.11	129,654	11,026,382	2.37

Net interest income	$163,239			$145,769

Interest rate spread			2.05%			2.36%

Net interest-earning assets		$973,540			$703,542

Net yield on interest-earning assets (4)			2.26%			2.51%

Ratio of interest-earning assets to interest-bearing liabilities		107.17%			106.38%

Tax equivalent spread:
Interest-earning assets	$372,711	$14,558,219	5.16%	$275,423	$11,729,924	4.73%
Tax equivalent adjustment	23,684	—	0.33	25,986	—	0.45

Interest-earning assets - tax equivalent	396,395	$14,558,219	5.49	301,409	$11,729,924	5.18

Interest-bearing liabilities	209,472	$13,584,679	3.11	129,654	$11,026,382	2.37

Net interest income	$186,923			$171,755

Interest rate spread			2.38%			2.81%

Net yield on interest - earning assets (4)			2.59%			2.95%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude non-performing loans. Loan fees, net amounted to $9.7 million and $5.2 million for the six-month periods ended June 30, 2005 and 2004, respectively.

(3)	Includes trading and available for sale securities.

(4)	Annualized net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and changes in interest rates.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005 vs. 2004			2005 vs. 2004
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)

Interest income:
Loans	$25,917	$12,195	$38,112	$47,561	$16,942	$64,503
Investment securities (1)	9,562	789	10,351	23,009	600	23,609
Mortgage-backed securities (1)	(2,546)	1,781	(765)	(4,445)	2,212	(2,233)
Money market instruments	2,529	3,157	5,686	5,246	6,163	11,409

Total increase in interest income	35,462	17,922	53,384	71,371	25,917	97,288

Interest expense:
Deposits	9,209	11,595	20,804	16,027	17,522	33,549
Federal funds purchased and repurchase agreements	7,310	17,658	24,968	16,693	28,608	45,301
Advances from FHLB	557	(173)	384	1,328	(360)	968

Total increase in interest expense	17,076	29,080	46,156	34,048	45,770	79,818

Increase (decrease) in net interest income	$18,386	$(11,158)	$7,228	$37,323	$(19,853)	$17,470

(1)	Includes trading and available for sale securities.
Provision For Loan Losses
The provision for possible loan losses amounted to $5.0 million for the quarter ended June 30, 2005, down $5.8 million or 53.79%, from $10.8 million for the same period in the previous year. For the six months ended June 30, 2005, the provision for possible loan losses amounted to $11.0 million, down from $19.8 million for the six months ended June 30, 2004, a decrease of $8.8 million or 44.34%. Even though the loan portfolio grew between periods, the decrease was attributed to the strong asset quality as evidenced by lower net charge offs and lower delinquencies in our loan portfolios during 2005, when compared to the same period in 2004.
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of various conditions as the existing general economic and business conditions affecting key lending areas; terms, nature and volume of the portfolio, credit quality trends including trends in non-performing loans expected to result from existing conditions, evaluation of the collectibility of the loan portfolio, collateral values, credit concentrations, trends in historical loss experience, specific impaired loans and delinquency trends, among other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance as its loan portfolio grows and diversifies. See “— Financial Condition — Allowance for Loan Losses” herein.
The allowance for possible loan losses amounted to $84.4 million as of June 30, 2005, and $80.1 million as of December 31, 2004. The increase in the allowance for loan losses is attributable to the overall growth in the Company’s loans portfolio, particularly those of its commercial real estate, residential real estate, construction and land acquisition, asset-based and other commercial loans portfolio. The commercial real estate loans portfolio increased from $2.78 billion as of June 30, 2004, to $3.15 billion as of December 31, 2004, and to $3.69 billion as of June 30, 2005, an increase of $911.2 million or 32.80% on a year to year basis, and an increase of $534.3 million or 16.94%, when compared to December 31, 2004. Westernbank Business Credit loans portfolio grew to $1.12 billion at June 30, 2005, an increase of $293.0 million or 35.25%, when compared to December 31, 2004, and an increase of $338.2 million or 43.03%, when compared to June 30, 2004. The Expresso of Westernbank loans portfolio decreased from $144.0 million at December 31, 2004, to $139.6 million at June 30, 2005, a decrease of $4.4 million or 3.08%. On a year to year basis, the Expresso of Westernbank loans portfolio also decreased by $871,000 or 0.62%, from $140.5 million at June 30, 2004. The decrease in the Expresso of Westernbank loans portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division portfolio matures and the average yield continues to increase.
Non-performing loans stand at $41.7 million or 0.58% (less than 1%) of Westernbank’s loan portfolio at June 30, 2005, relatively stable when compared to 0.57% reported at December 31, 2004. In absolute amounts, non-performing loans increased by $7.4 million, from $34.3 million as of December 31, 2004. The increase in non-performing loans mainly comes from the Company’s commercial loans portfolio. Non-performing loans on the commercial loan portfolio increased by $6.2 million, when compared to December 31, 2004. The increase is mainly attributed to one borrower with three loans with an aggregate principal balance of $5.9 million. All loans are fully collateralized by real estate properties and did not require any valuation allowance. At June 30, 2005, the allowance for possible loan losses was 202.68% of total non-performing loans (reserve coverage), compared to the 233.64% reported at December 31, 2004. Moreover, of the total allowance of $84.4 million, $9.7 million is for our specific allowance and the remaining $74.7 million is for our general allowance.
Net loans charged-off in the second quarter of 2005 were $3.5 million or 0.20% (annualized) to average loans, a significant improvement when compared to $5.1 million or 0.39% (annualized) to average loans for the same period in 2004, a decrease of $1.6 million or 45.38%. For the six months ended June 30, 2005, net charge-offs amounted to $6.6 million or 0.20% (annualized) to average loans, also a decrease of $2.3 million, when compared to $9.0 million or 0.35% (annualized) to average loans in 2004. The decrease in net loans charged-off for the second quarter of 2005 when compared to the same quarter in 2004, is principally attributed to lower net charge-offs of consumer loans. Loans charged-off by the Expresso of Westernbank division, the principal component of the consumer loans charged-off, decreased from $3.4 million during the second quarter of 2004, to $2.4 million for the quarter of 2005, a decrease of $1.0 million or 41.66%. On a linked quarter comparison, loans charged-off by the Expresso of Westernbank division has stabilized at lower levels when compared to the higher write-off experienced in the first half of 2004, being $2.5 million in the fourth quarter of 2004, $2.1 million in the first quarter of 2005, and $2.4 million in the second quarter of 2005. The delinquency ratio of the Expresso of Westernbank division portfolio at June 30, 2005, was 2.37% for the categories of 60 days and over. Management strategy of stabilizing charge offs and increasing the yield of the Expresso loan portfolio by continuously revising its underwriting policies, increasing the level of collateralized loans, and increasing the overall yield charged has resulted in lower levels in net charge offs during the last three quarters and a higher yield, as measures begin to show positive results. The average yields of the Expresso of Westernbank loan portfolio was 22.68% at June 30, 2005. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at June 30, 2005, already accounts for 13% of the outstanding balance.
Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.65% at June 30, 2005, and 0.57% at December 31, 2004. On a year to year basis, the combined delinquency improved by 14 basis points when compared to 0.79% at June 30, 2004.
Noninterest Income
Noninterest income increased $1.2 million or 16.95% for the three month period ended June 30, 2005, when compared to the same period in 2004. This increase was mainly the result of an increase of $818,000 or 11.52% on service fees, and other fees and commissions, and a positive variance of $304,000 in gain of derivative instruments as a result of improvements in the mark to market in such positions. For the six month period ended June 30, 2005, noninterest income increased $1.5 million or 10.89%, when compared to the same period in 2004. This increase was mainly the result of an increase of $1.2 million or 8.45% on service fees, and other fees and commissions, and a positive variance of $301,000 in gain of derivative instruments, as explained above. The increase in service fees, and other fees and commissions was mainly due to higher activity associated with other fees resulting from the Company’s overall growing volume of business and other fees generated by our asset-based lending operation.
Noninterest Expenses
Total noninterest expenses increased $2.3 million or 9.05% for the three-month period ended June 30, 2005, and $2.9 million or 5.95% for the six months ended June 30, 2005, when compared to the corresponding periods in 2004. Salaries and employees’ benefits, which is the largest component of total noninterest expenses, increased $2.5 million or 27.73% for the second quarter of year 2005, and $4.0 million or 22.23% for the six months ended June 30, 2005, as compared to the corresponding periods in 2004. Such increases are attributed to the increases in personnel, normal salary increases and related employees’ benefits, principally attributed to our continued expansion in the San Juan Metropolitan area and our entrance to the east coast of Puerto Rico. On October 22, 2004 we opened our flagship mega branch in old San Juan, and on March 16, 2005, we opened our new state of the art mega branch in Humacao. At June 30, 2005, the Company had 1,202 full-time employees, including its executive officers, an increase of 32 employees or 2.74% since June 30, 2004.
Advertising expense decreased by $303,000 or 8.92% for the three months ended June 30, 2005, and $1.0 million or 17.84% for the six months ended June 30, 2005, when compared to the same periods in 2004, as the Company concluded its radio, newspaper and television campaign promoting Westernbank’s institutional image and positioning the Company for its strategy in the San Juan Metropolitan area that was in effect during most of the year 2004, partially offset by increases in advertising related to our 2005 IRA campaign.

Noninterest expenses, other than salaries and employees’ benefits, and advertising discussed above, increased slightly by $91,000 or 0.71% for the second quarter of 2005, and decreased by $78,000 or 0.31% for the six months ended June 30, 2005, as a result of the Company’s continued strict control measures.
The Company has maintained operating expenses at adequate levels, and achieved an efficiency ratio of 29.05% for the six months ended June 30, 2005 and 30.68% for the second quarter of year 2005, compared to 30.62% and 30.91% for the same periods of 2004, respectively.
Provision for Income Taxes
Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%. The current provision for Puerto Rico income taxes for the six months ended June 30, 2005, amounted to $23.3 million, compared to $13.6 million in the same period of 2004. The increase in the income before the provision for income taxes was primarily due to the significant increase in the Company’s taxable interest income derived from increases in the loans portfolio. The decrease of $2.2 million in the deferred credit for the six months ended June 30, 2005, when compared to the prior year period, is attributable to temporary differences in the recognition of certain items for tax and books, principally changes in the allowance for loan losses. Therefore, even though the Company’s effective tax rate increased, it continues to be substantially below the statutory rate.
In July 2005, the Puerto Rico Legislature approved a bill for a transitory additional tax of 2.5% on net taxable income for all corporations that would effectively increase the statutory tax rate from 39% to 41.5% for two years. This bill was subject to approval by the Governor of Puerto Rico.
On August 1, 2005, the Governor of Puerto Rico converted this bill into Law No. 41. This 2.5% transitory additional tax is effective for taxable years 2005 and 2006 and has a retroactive effect to January 1, 2005. The Company estimates the retroactive effect of this bill would be an increase of $1.6 million in its income tax provision for the six months ended June 30, 2005. This effect will be recorded through earnings in the quarter ending September 30, 2005, period that includes the enactment date of the bill.
Also, early in August 2005, the Governor of Puerto Rico resubmitted to the Puerto Rico Legislature a draft of a bill to impose an additional transitory income tax of 4% on net interest income, as defined, applicable to Puerto Rico financial institutions. This transitory additional tax, if approved, is expected to be also in effect for two years. The proposal excludes from the definition of net interest income, exempt interest earned from obligations of the United States, of any state or territory of the United States or political subdivision, the District of Columbia, the Commonwealth of Puerto Rico or any instrumentality or political subdivision; including all interest expense allocable to exempt income. There is no assurance that this proposal will not be approved or significant changes made before it is signed into law. The final impact of this proposal will depend on the final bill, if approved, and the actual distribution of taxable and exempt income in each applicable year.
Net Income
Net income increased $4.7 million or 11.56%, and $12.8 million or 15.76% for the three and six month periods ended June 30, 2005, when compared to the same periods in 2004. The increase for the three and six month periods ended June 30, 2005, primarily resulted from increases in net interest income, a lower provision for loan losses, partially offset by increases in total operating expenses and in the provision for income taxes.
FINANCIAL CONDITION
The Company had total assets of $15.27 billion as of June 30, 2005, compared to $14.34 billion as of December 31, 2004, an increase of $935.4 million or 6.52%. Loans receivable-net, grew by $1.17 billion or 19.76%, from $5.94 billion at December 31, 2004, as a result of the Company’s continued strategy of growing its loans portfolio through commercial real estate, residential real estate, construction and land acquisition, asset-based and other commercial loans. The investment portfolio, excluding money market instruments, stands at $6.91 billion at June 30, 2005, a slight decrease of $22.2 million, in comparison to December 31, 2004. As of June 30, 2005, total liabilities amounted to

$14.11 billion, an increase of $854.6 million or 6.45%, when compared to $13.25 billion as of December 31, 2004. Deposits increased $1.27 billion or 20.40%, from $6.23 billion as of December 31, 2004, to $7.50 billion as of June 30, 2005. Federal funds purchased and repurchase agreements decreased $394.1 million or 5.90%, from $6.68 billion as of December 31, 2004, to $6.29 billion as of June 30, 2005.
Loans
Loans receivable-net were $7.12 billion or 46.59% of total assets at June 30, 2005, an increase of $1.17 billion or 19.76%, when compared to $5.94 billion at December 31, 2004.
The Company continues to focus on growing its commercial loans portfolio through commercial real estate, residential real estate, construction and land acquisition, asset-based and other commercial loans. As a result, the commercial real estate loan portfolio increased from $3.15 billion as of December 31, 2004, to $3.69 billion as of June 30, 2005, an increase of $534.3 million or 16.94%. Other commercial loans not collateralized by real estate were $847.4 million as of June 30, 2005, an increase of $78.8 million or 10.25%, from $768.6 million at December 31, 2004. The residential real estate mortgage loans portfolio, excluding construction loans, increased from $902.9 million at December 31, 2004, to $1.42 billion at June 30, 2005, an increase of $512.3 million or 56.73%. This increase is mainly due to the purchase of residential mortgage loans on a floating rate basis from a third party mortgage originator in Puerto Rico, as part of management’s strategy of emphasizing in growing its variable rate loans, in light of the current rising interest rate scenario. At June 30, 2005, approximately 81% of the loan portfolio carries a floating rate. Floating rate loans and loans with contractual maturities of one year or less comprise approximately 88% of the total loan portfolio.
Westernbank’s commercial real estate and other loans are primarily variable and adjustable rate products. Commercial loan originations come from existing customers as well as through direct solicitation and referrals. Westernbank offers different types of consumer loans, including secured and unsecured products, in order to provide a full range of financial services to its retail customers. In addition, Westernbank offers VISA ™ and MasterCard ™ accounts to its customers.
As of June 30, 2005, commercial loans were 63.75% (81.32% of which is collateralized by real estate) and consumer loans were 12.11% (65.85% of which is collateralized by real estate) of the $7.12 billion loan portfolio-net. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 84% of its loans collateralized by real estate as of June 30, 2005. At June 30, 2005, Westernbank Business Credit (asset-based lending, commercial loans principally secured by real estate (56% of them), accounts receivable, inventory and equipment) and the Expresso of Westernbank (generally unsecured consumer lending) divisions loan portfolios amounted to $1.12 billion and $139.6 million, respectively. At June 30, 2005, the average yield on Westernbank Business Credit division asset-based loans portfolio was 6.82%, while for the Expresso of Westernbank division loans portfolio, the average yield was 22.68%.

The following table sets forth the composition of Westernbank’s loans portfolio at the dates indicated.

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
Mortgage, mainly 1-4 family residences	$1,415,198	19.9%	$902,937	15.2%
Construction	386,438	5.4	328,145	5.5
Commercial, industrial and agricultural (1):
Real estate	3,688,977	51.9	3,154,679	53.1
Business and others	847,364	11.9	768,604	12.9
Consumer and others (2)	861,865	12.1	866,934	14.6

Total loans	7,199,842	101.2	6,021,299	101.3
Allowance for loan losses	(84,442)	(1.2)	(80,066)	(1.3)

Loans — net	$7,115,400	100.0%	$5,941,233	100.0%

(1)	Includes $1.12 billion and $831.1 million at June 30, 2005 and December 31, 2004, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes $139.6 million and $144.0 million at June 30, 2005 and December 31, 2004, respectively, of Expresso of Westernbank division outstanding loans.
Residential real estate mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At June 30, 2005, residential mortgage loans included $11.9 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.
Westernbank originated $836.5 million of commercial real estate loans, including asset-based and construction loans, during the six month period ended June 30, 2005. At June 30, 2005, commercial real estate loans totaled $3.69 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. At June 30, 2005, the Company maintained its status as a secured lender, with approximately 84% of its loans collateralized by real estate.
The portfolio of Consumer and Other loans at June 30, 2005, consisted of consumer loans of $861.9 million, of which $567.5 million are secured by real estate, $264.9 million are unsecured consumer loans (consisting of $139.6 million of Expresso of Westernbank division unsecured loans portfolio, credit card loans of $51.6 million and other consumer loans of $73.7 million) and loans secured by deposits in Westernbank totaling $29.5 million.

The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at June 30, 2005. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		MATURITIES
			After one year to five years		After five years
		(In thousands)
	Balance
	outstanding	One year or	Fixed interest	Variable interest	Fixed interest	Variable interest
	at June 30, 2005	less	rates	rates	rates	rates

Residential real estate:
Mortgage	$1,415,198	$7,107	$13,434	$41	$180,643	$1,213,973 (1)
Construction	386,438	195,357	—	191,081	—	—

Commercial, industrial and agricultural:
Real Estate	3,688,977	1,003,355	320,704	742,679	65,787	1,556,452
Business and other	847,364	242,152	38,794	435,904	6,908	123,606

Consumer and other	861,865	118,609	178,587	12,536	107,237	444,896

Total	$7,199,842	$1,566,580	$551,519	$1,382,241	$360,575	$3,338,927

(1)	Includes $1.13 billion of purchased fixed rate loans in which seller guarantees the Company a return at a floating rate of interest (three month LIBOR plus a spread). See Note 10 — On Balance Sheet Derivative Instruments and Hedging Activities — Notes to Consolidated Financial Statements (unaudited).
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
Westernbank’s Senior Credit Committee approval is required for all loans in excess of $5.0 million ($15.0 million in the case of Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans from $1.0 million to $5.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed of a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $5.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee are also reviewed and ratified by the Board of Directors. All loans in excess of $50.0 million require the approval of the Board of Directors.
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
Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of June 30, 2005, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.67% (less than 1%), compared to 0.55% (less than 1%) at December 31, 2004. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “Non-performing loans and foreclosed real estate held for sale”.
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
Westernbank offers the service of VISA™ and MasterCard™ credit cards. At June 30, 2005, there were approximately 23,694 outstanding accounts, with an aggregate outstanding balance of $51.6 million and unused credit card lines available of $91.4 million.
In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of June 30, 2005, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.35%, an increase of 32 basis points when compared to 1.03% at December 31, 2004. The increase in the delinquency ratio from 2004 to 2005 was mainly due to delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.

Westernbank has 84% of its loan portfolio as of June 30, 2005, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.65% at June 30, 2005, and 0.57% at December 31, 2004.
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
The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)

Commercial, industrial and agricultural loans	$31,618	$25,417
Consumer loans	8,072	7,122
Residential real estate mortgage and construction loans	1,972	1,730

Total non-performing loans	41,662	34,269
Foreclosed real estate held for sale	3,134	3,811

Total non-performing loans and foreclosed real estate held for sale	$44,796	$38,080

Interest that would have been recorded if the loans had not been classified as non-performing	$3,803	$3,557

Interest recorded on non-performing loans	$721	$243

Total non-performing loans as a percentage of total loans at end of period	0.58%	0.57%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.29%	0.27%

Non-performing loans stand at $41.7 million or 0.58% (less than 1%) of Westernbank’s loan portfolio at June 30, 2005, relatively stable when compared to 0.57% reported at December 31, 2004. In absolute amounts, non-performing loans increased by $7.4 million, from $34.3 million as of December 31, 2004. The increase in non-performing loans mainly comes from the Company’s commercial loans portfolio. Non-performing loans on the commercial loan portfolio increased by $6.2 million, when compared to December 31, 2004. The increase is mainly attributed to one borrower with three loans with an aggregate principal balance of $5.9 million. All loans are fully collateralized by real estate properties and did not require any valuation allowance. At June 30, 2005, the allowance for possible loan losses was 202.68% of total non-performing loans (reserve coverage), compared to the 233.64% reported at December 31, 2004. Moreover, of the total allowance of $84.4 million, $9.7 million is for our specific allowance and the remaining $74.7 million is for our general allowance.
Net loans charged-off in the second quarter of 2005 were $3.5 million or 0.20% (annualized) to average loans, a significant improvement when compared to $5.1 million or 0.39% (annualized) to average loans for the same period in 2004, a decrease of $1.6 million or 45.38%. For the six months ended June 30, 2005, net charge-offs amounted to $6.6 million or 0.20% (annualized) to average loans, also a decrease of $2.3 million, when compared to $9.0 million or 0.35% (annualized) to average loans in 2004. The decrease in net loans charged-off for the second quarter of 2005 when compared to the same quarter in 2004, is principally attributed to lower net charge-offs of consumer loans. Loans charged-off by the Expresso of Westernbank division, the principal component of the consumer loans charged-off, decreased from $3.4 million during the second quarter of 2004, to $2.4 million for the second quarter of 2005, a decrease of $1.0 million or 41.66%. On a linked quarter comparison, loans charged-off by the Expresso of Westernbank division has stabilized at lower levels when compared to the higher write-off experienced in the first half of 2004, being $2.5 million in the fourth quarter of 2004, $2.1 million in the first quarter of 2005, and $2.4 million in the second quarter of 2005. The delinquency ratio of the Expresso of Westernbank division portfolio at June 30, 2005, was 2.37% for the categories of 60 days and over. Management strategy of stabilizing charge offs and increasing the yield of the Expresso loan portfolio by continuously revising its underwriting policies, increasing the level of collateralized loans, and increasing the overall yield charged has resulted in lower levels in net charge offs during the last three quarters and a higher yield, as measures begin to show positive results. The Expresso of Westernbank loan portfolio decreased from $144.0 million at December 31, 2004, to $139.6 million at June 30, 2005, a decrease of $4.4 million or 3.08%. On a year to year basis, the Expresso of Westernbank loan portfolio decreased by $871,000 or 0.62%, from $140.5 million at June 30, 2004. The decrease in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division portfolio matures and average yields continue to increase. The average yields of the Expresso of Westernbank loan portfolio was 22.68% at June 30, 2005. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at June 30, 2005, already accounts for 13% of the outstanding balance.

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
At June 30, 2005, Westernbank’s allowance for loan losses was $84.4 million, consisting of $74.7 million formula allowance (general allowance) and $9.7 million of specific allowance. As of June 30, 2005, the allowance for loan losses equals 1.17% of total loans, and 202.68% of total non-performing loans, compared with an allowance for loan losses at December 31, 2004 of $80.1 million, or 1.33% of total loans, and 233.64% of total non-performing loans.
As of June 30, 2005, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Six Months		Year Ended
	Ended June 30,		December 31,
	2005		2004
	(Dollars in thousands)

Balance, beginning of year	$80,066		$61,608

Loans charged-off:
Consumer loans (1)	(6,184)		(16,473)
Commercial, industrial and agricultural loans	(1,491)		(5,433)
Real estate-mortgage and construction loans	(63)		(297)

Total loans charged-off	(7,738)		(22,203)

Recoveries of loans previously charged-off:
Consumer loans (2)	814		1,920
Commercial, industrial and agricultural loans	224		1,844
Real estate-mortgage and construction loans	76		206

Total recoveries of loans previously charged-off	1,114		3,970

Net loans charged-off	(6,624)		(18,233)

Provision for loan losses	11,000		36,691

Balance, end of period	$84,442		$80,066

Ratios:
Allowance for loan losses to total loans at end of period	1.17%		1.33%
Provision for loan losses to net loans charged-off	166.06%		201.23%
Recoveries of loans to loans charged-off in previous period	10.12	%(3)	26.71%
Net loans charged-off to average total loans (4)	0.20	%(3)	0.34%
Allowance for loan losses to non-performing loans	202.68%		233.64%

(1)	Includes $4.5 million and $12.4 million of Expresso of Westernbank loans charged-off for the six months ended June 30, 2005 and for the year ended December 31, 2004, respectively.

(2)	Includes $470,000 and $1.0 million of Expresso of Westernbank loans recoveries for the six months ended June 30, 2005 and for the year ended December 31, 2004, respectively.

(3)	Ratio is annualized for comparison purposes.

(4)	Average loans were computed using beginning and period-end balances.

The following table presents the allocation of the allowance for credit losses, the loan portfolio composition percentage and the allowance coverage ratio in each category to total loans, as set forth in the “Loans” table on page 46.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)

Allowance for credit losses at end of period:

Commercial, industrial and agricultural loans (1)	$61,348	$58,208
Consumer loans (2)	16,783	19,425
Residential real estate mortgage and construction loans	3,550	407
Unallocated	2,761	2,026

Total allowance for loan losses	$84,442	$80,066

Loan portfolio composition percentages at end of period:

Commercial, industrial and agricultural loans	63.01%	65.15%
Consumer loans	11.97%	14.40%
Residential real estate mortgage and construction loans	25.02%	20.45%

Total loans	100.00%	100.00%

Allowance coverage ratio at period end:

Applicable to:

Commercial, industrial and agricultural loans	1.35%	1.48%
Consumer loans	1.95%	2.24%
Residential real estate mortgage and construction loans	0.20%	0.03%
Unallocated (as a percentage of total loans)	0.04%	0.03%

Total loans	1.17%	1.33%

(1)	Includes an allowance of $17.8 million and $12.9 million for Westernbank Business Credit loans at June 30, 2005 and December 31, 2004, respectively.

(2)	Includes an allowance of $9.5 million and $13.8 million for Expresso of Westernbank loans at June 30, 2005 and December 31, 2004, respectively.
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
The following table sets forth information regarding the investment in impaired loans:

	June 30, 2005	December 31, 2004
	(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$35,570	$29,975
Do not require a valuation allowance	24,005	24,200

Total	$59,575	$54,175

Valuation allowance for impaired loans	$8,550	$8,412

	June 30, 2005	June 30, 2004
	(In thousands)
Average investment in impaired loans	$55,237	$43,788

Interest collected and recognized as income on impaired loans	$1,720	$40

At June 30, 2005, the Company investment on impaired loans increased by $5.4 million or 9.97%, from $54.2 million at December 31, 2004, to $59.6 million at June 30, 2005. The investment in impaired loans covered by a valuation allowance increased by $5.6 million or 18.67%, from $30.0 million at December 31, 2004, to $35.6 million at June 30, 2005.
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
Federal funds sold and resell agreements amounted to $121.5 million and $636.1 million, respectively, at June 30, 2005. Federal funds sold mature the next business day, while resell agreements mature as follows: $86.1 million the next business day, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At June 30, 2005, the fair value of the underlying collateral amounted to $658.2 million.
The following table presents the carrying value of investments at June 30, 2005 and December 31, 2004:

	2005	2004
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,009,489	$6,004,849
Puerto Rico Government and agencies obligations	34,823	34,822
Corporate notes	51,425	51,418
Mortgage-backed securities	809,091	830,290

Total	6,904,828	6,921,379
Available for sale — Collateralized mortgage obligations (CMO’s)	2,192	7,881

Total investments	$6,907,020	$6,929,260

Mortgage-backed securities at June 30, 2005 and December 31, 2004, consist of:

	June 30, 2005	December 31, 2004
	(In thousands)
Available for sale:
CMO’s certificates issued or guaranteed by FNMA	$2,192	$6,116
CMO’s certificates issued or guaranteed by FHLMC	—	1,765

Total available for sale	2,192	7,881

Held to maturity:
GNMA certificates	8,825	9,881
FHLMC certificates	4,986	5,663
FNMA certificates	3,169	3,642
CMO’s certificates issued or guaranteed by FHLMC	693,198	706,632
CMO’s certificates issued or guaranteed by FNMA	98,913	104,441
CMO’s other	—	31

Total held to maturity	809,091	830,290

Total mortgage-backed securities	$811,283	$838,171

At June 30, 2005, no investment of a single issuer (in aggregate balance) exceeded 10% of the consolidated stockholders’ equity.

The carrying amount of investment securities at June 30, 2005, by contractual maturity (excluding mortgage-backed securities), are shown below:

	Carrying amount	Weighted average yield
	(Dollars in thousands)

US Government and agencies obligations:
Due within one year	$—	—%
Due after one year through five years	5,473,544	3.92
Due after five years through ten years	535,945	4.52
Due after ten years	—	—

	6,009,489	3.97

Puerto Rico Government and agencies obligations:
Due within one year	3,000	4.75
Due after one year through five years	10,468	5.25
Due after five years through ten years	20,005	4.15
Due after ten years	1,350	6.15

	34,823	4.61

Other:
Due within one year	25,000	4.03
Due after one year through five years	4,997	6.13
Due after five years through ten years	—	—
Due after ten years	21,428	8.33

	51,425	6.02

Total	6,095,737	3.99

Mortgage-backed securities	811,283	4.23

Total	$6,907,020	4.02%

The Company’s investment portfolio at June 30, 2005, had an average contractual maturity of 51 months, when compared to an average maturity of 53 months at December 31, 2004. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of June 30, 2005, had a remaining average contractual maturity of 10 months. However, no assurance can be given that such levels will be maintained in future periods.
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

The Company’s investment portfolio as of June 30, 2005, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in unrealized loss position as of June 30, 2005. These unrealized losses relate to interest rate changes. Investment securities with prepayment provisions did not have significant unamortized premiums at June 30, 2005. As management has the ability to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at June 30, 2005.
See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for recent developments on the measurement and recognition guidance on other-than-temporary impairments.
Deposits
Westernbank offers a diversified choice of deposit accounts. Savings deposits decreased from $829.4 million as of December 31, 2004, to $792.3 million as of June 30, 2005, a decrease of $37.1 million or 4.47%. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $5.40 billion as of December 31, 2004, to $6.71 billion as of June 30, 2005, an increase of $1.31 billion or 24.22%. Other deposits include brokered deposits amounting to $5.20 billion and $4.16 billion as of June 30, 2005 and December 31, 2004, respectively. These accounts have historically been a stable source of funds.
At June 30, 2005, Westernbank had total deposits of $7.50 billion, of which $792.3 million or 10.56% consisted of savings deposits, $335.9 million or 4.48% consisted of interest bearing demand deposits, $294.3 million or 3.92% consisted of noninterest bearing deposits, and $6.08 billion or 81.04% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
At June 30, 2005, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$101,505
over 3 months through 6 months	29,370
over 6 months through 12 months	95,986
over 12 months	102,434

Total	$329,295

The following table sets forth the average amount and the average rate paid on the following deposit categories for the six months ended June 30, 2005 and 2004:

	June 30, 2005		June 30, 2004
	Average	Average	Average	Average
	amount	rate	amount	rate
		(Dollars in thousands)

Time deposits	$5,557,410	3.18%	$4,419,019	2.50%
Savings deposits	813,653	2.08%	748,228	2.18%
Interest bearing demand deposits	200,225	2.84%	200,367	2.60%
Noninterest bearing demand deposits	322,172	—	283,914	—

	$6,893,460	2.90%	$5,651,528	2.33%

Borrowings
The following table sets forth the borrowings of the Company at the dates indicated:

	June 30, 2005	December 31, 2004
	(In thousands)
Federal funds purchased and repurchase agreements (1)	$6,289,406	$6,683,527
Advances from Federal Home Loan Bank (FHLB)	172,000	211,000
Mortgage note payable	36,645	36,858

	$6,498,051	$6,931,385

(1)	Federal funds purchased amounted to $75.0 million at December 31, 2004, at a weighted average interest rate of 2.37%, and mature within one day. No such borrowings were outstanding at June 30, 2005.
Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.29 billion in repurchase agreements outstanding at June 30, 2005, at a weighted average rate of 3.56%. Repurchase agreements outstanding as of June 30, 2005, mature as follows: $980.4 million within 30 days; $1.21 billion 31 days to 90 days; $433.8 million 91 days to 180 days; $675.3 million in 2007; $827.4 million in 2008; and $2.16 billion thereafter.
Westernbank also obtains advances from FHLB of New York. As of June 30, 2005, Westernbank had $172.0 million in outstanding FHLB advances at a weighted average rate of 4.14%. Advances from FHLB mature as follows: $70.0 million in 2006; $60.0 million in 2007; and $42.0 million in 2010.

At June 30, 2005, with respect to repurchase agreements amounting to $2.50 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $657.8 million at June 30, 2005, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
At June 30, 2005, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.6 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to (1) the greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico. The following table presents certain information regarding Westernbank’s borrowings, excluding the mortgage payable, for the periods indicated.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)

Amount outstanding at period end	$6,461,406	$6,894,527
Monthly average outstanding balance	6,703,820	5,831,435
Maximum outstanding balance at any month end	6,969,555	6,894,527
Weighted average interest rate:
For the six months and year ended	3.26%	2.50%
At the end of period	3.58%	2.88%
Stockholders’ Equity
As of June 30, 2005, total stockholders’ equity amounted to $1.16 billion, an increase of $80.8 million or 7.47%, when compared to $1.08 billion as of December 31, 2004. The increase resulted primarily from the issuance of 401,300 shares of the Company’s Series H Preferred Stock under an over-allotment option to the underwriter, with a liquidation price of $50 per share, completed on January 3, 2005, providing a net capital infusion of $19.5 million, plus the net income of $94.4 million generated during the six month period ended June 30, 2005, partially offset by total dividends declared during the period of $33.5 million on the Company’s common stock and preferred stock.
The period-end number of common shares outstanding increased from 163,918,835 as of December 31, 2004, to 164,051,203 as of June 30, 2005, as a result of the conversion of 27,840 shares of the Company’s convertible preferred stock Series A, into 97,255 shares of the Company’s common stock, and the issuance of 35,113 common shares from the exercise of stock options.

On May 27, 2005, the stockholders of the Company approved the amendments to the Company’s Certificate of Incorporation to increase the authorized shares of the Company’s preferred stock, par value $1.00 per share, from 20,000,000 shares to 50,000,000 shares, and to increase the authorized shares of the Company’s common stock, par value $1.00 per share, from 300,000,000 shares to 500,000,000 shares.
SELECTED FINANCIAL RATIOS AND OTHER DATA
The following table sets forth, for the indicated periods, certain ratios reflecting the productivity, profitability and other selected data of the Company:

	Three Months Ended				Six Months Ended				Year Ended
	June 30,				June 30,				December 31,
	2005		2004		2005		2004		2004
	(Amounts in thousands, except per share data)

Per share data:

Dividend payout ratio	21.40%		17.13%		19.76%		17.26%		16.24%

Book value per common share	$3.85		$3.09	(2)	$3.85		$3.09	(2)	$3.48

Preferred stock outstanding at end of period	18,168		15,292		18,168		15,292		17,794

Preferred stock equity at end of period	$531,113		$382,301		$531,113		$382,301		$511,744

Performance ratios:

Return on assets	1.21	%(1)	1.30	%(1)	1.27	%(1)	1.33	%(1)	1.33%

Return on common stockholders’ equity	23.71	%(1)	28.01	%(1)	25.25	%(1)	28.70	%(1)	28.55%

Efficiency ratio	30.68%		30.91%		29.05%		30.62%		30.51%

Operating expenses to total end-of-period assets	0.72%		0.77%		0.68%		0.75%		0.70%

Capital ratios:

Total capital to risk-weighted assets	14.97%		13.72%		14.97%		13.72%		15.70%

Tier I capital to risk-weighted assets	14.09%		12.81%		14.09%		12.81%		14.78%

Tier I capital to average assets	7.63%		7.16%		7.63%		7.16%		7.72%

Equity-to-assets ratio (1)	7.58%		6.91%		7.58%		6.97%		7.39%

Other selected data:

Total trust assets managed	$469,062		$386,940		$469,062		$386,940		$398,709

Branch offices	53		51		53		51		52

Number of full-time employees	1,202		1,170		1,202		1,170		1,175

(1)	The return on assets is computed by dividing annualized net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing annualized net income less preferred stock dividends by average common stockholders’ equity. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

(2)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004, both distributed on January 10, 2005.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
The information required herein is incorporated by reference from page 58 of the Company’s Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At June 30, 2005, the Company had approximately $1.54 billion in securities and other short-term securities maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities available for sale and securitizable loans.
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

The Company’s investment portfolio at June 30, 2005, had an average contractual maturity of 51 months. Assuming that all call features are exercised, the Company’s investment portfolio as of June 30, 2005, had a remaining average contractual maturity of 10 months. However, no assurance can be given that such levels will be maintained in future periods.
As of June 30, 2005, Westernbank had line of credit agreements with seven commercial banks permitting Westernbank to borrow a maximum aggregate amount of $315.0 million, mainly through federal funds purchased. There were no borrowings outstanding as of June 30, 2005, under such lines of credit. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.
Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at June 30, 2005, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total
	(In thousands)

Short-term borrowings	$2,115,516	$—	$—	$—	$2,115,516
Long-term borrowings	507,956	1,632,736	481,000	1,760,843	4,382,535
Operating lease obligations	2,311	2,876	907	315	6,409

Total contractual obligations	$2,625,783	$1,635,612	$481,907	$1,761,158	$6,504,460

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At June 30, 2005, the Company had $3.73 billion in time deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.
The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at June 30, 2005, is presented below:

		Less than one
	Total	year	2-5 years
		(In thousands)

Unused lines of credit	$285,354	$266,409	$18,945
Commercial letters of credit	17,918	17,918	—
Commitments to extend credit	562,909	283,536	279,373

Total	$866,181	$567,863	$298,318

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
As of March 31, 2004 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At June 30, 2005, there are no conditions or events since the latest examination date that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at June 30, 2005:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital to Risk Weighted Assets:
Consolidated	$1,243,583	14.97%	$664,675	8.00%	N/A	N/A
Westernbank	1,179,729	14.12%	668,273	8.00%	$835,341	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	1,159,141	14.09%	328,960	4.00%	N/A	N/A
Westernbank	1,095,286	13.25%	330,759	4.00%	496,138	6.00%

Tier I Capital to Average Assets:
Consolidated	1,159,141	7.63%	455,855	3.00%	N/A	N/A
Westernbank	1,095,286	7.24%	453,739	3.00%	756,231	5.00%
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
The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines, are sold for cash upon origination. In addition, the Company enters into certain derivative financial instruments to hedge various exposures or to modify interest rate characteristics of various statements of financial condition items. (See “Note 10 — On Balance Sheet Derivatives Instruments and Hedging Activities — Notes to Consolidated Financial Statements (unaudited)”).

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
June 30, 2005:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
		(Dollars in thousands)
+200 Basis Points	$293,210	$(21,739)	(6.90)%
Base Scenario	314,950	—	—
-100 Basis Points	311,933	(3,017)	(0.96)%
December 31, 2004:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
		(Dollars in thousands)
+200 Basis Points	$268,838	$(49,112)	(15.44)%
Base Scenario	317,950	—	—
-100 Basis Points	307,734	(10,216)	(3.31)%

(*)	The NII figures exclude the effect of the amortization of loan fees. Given the fed fund rate of 3.25% at June 30, 2005, and 2.25% at December 31, 2004, a linear 100 basis points decrease for June 30, 2005 and December 31, 2004, was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.
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
In July 2005, the Puerto Rico Legislature approved a bill for a transitory additional tax of 2.5% on net taxable income for all corporations that would effectively increase the statutory tax rate from 39% to 41.5% for two years. This bill was subject to approval by the Governor of Puerto Rico.
On August 1, 2005, the Governor of Puerto Rico converted this bill into Law No. 41. This 2.5% transitory additional tax is effective for taxable years 2005 and 2006 and has a retroactive effect to January 1, 2005. The Company estimates the retroactive effect of this bill would be an increase of $1.6 million in its income tax provision for the six months ended June 30, 2005. This effect will be recorded through earnings in the quarter ending September 30, 2005, period that includes the enactment date of the bill.
Also, early in August 2005, the Governor of Puerto Rico resubmitted to the Puerto Rico Legislature a draft of a bill to impose an additional transitory income tax of 4% on net interest income, as defined, applicable to Puerto Rico financial institutions. This transitory additional tax, if approved, is expected to be also in effect for two years. The proposal excludes from the definition of net interest income, exempt interest earned from obligations of the United States, of any state or territory of the United States or political subdivision, the District of Columbia, the Commonwealth of Puerto Rico or any instrumentality or political subdivision; including all interest expense allocable to exempt income. There is no assurance that this proposal will not be approved or significant changes made before it is signed into law. The final impact of this proposal will depend on the final bill, if approved, and the actual distribution of taxable and exempt income in each applicable year.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as described below, there are no material pending legal proceedings other than ordinary course legal proceedings incidental to the business of the Company to which the Company or any of its subsidiaries is the subject or of which any of their property is the subject.
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

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of W Holding Company, Inc. was held at Mayagüez Resort & Casino Hotel, located at Road 104, KM. 0.3, Mayagüez, Puerto Rico at 1:30 P.M. on May 27, 2005, pursuant to due notice, for the following purposes:
(1)	to elect Messrs. Cornelius Tamboer and Fredeswinda G. Frontera as members of the Company’s Board of Directors for a term of three years or until any successor is elected or qualified (Proposal 1);

(2)	to consider and act upon a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $1.00 per share, from 300,000,000 shares to 500,000,000 shares (Proposal 2);

(3)	to consider and act upon a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s preferred stock, par value $1.00 per share, from 20,000,000 shares to 50,000,000 shares (Proposal 3);

(4)	to ratify the appointment of Deloitte & Touche LLP to serve as the independent registered public accounting firm of the Company’s for the year ending December 31, 2005 (Proposal 4); and

(5)	to transact any other business that properly comes before the annual meeting or any adjournments of the meeting.
The total number of votes eligible to be cast as of the record date of the meeting (April 12, 2005) was 164,030,241 eligible votes. A quorum was obtained with 154,164,715 shares represented in person or by proxy, which represented approximately 93.99% of all votes eligible to be cast at the meeting. Broker non-votes are not counted as a vote cast or entitled to vote on any matter presented at the annual meeting.
The results of the election, as certified by representatives of the Bank of New York, duly appointed inspectors of election for the annual meeting, were as follows:

	Proposal No. 1		Proposal No. 2	Proposal No. 3	Proposal No. 4
		Fredeswinda G.			Deloitte &
	Cornelius Tamboer	Frontera	Common Stock	Preferred Stock	Touche LLP

FOR	150,881,048	136,275,912	147,334,506	98,253,394	148,369,918
AGAINST	3,283,667	17,888,803	6,601,056	25,755,984	4,912,388
ABSTAIN	—	—	229,153	239,725	882,409

TOTAL SHARES	154,164,715	154,164,715	154,164,715	124,249,103	154,164,715

The following directors were not up for reelection and continued to hold office after the meeting: Frank C. Stipes, Esq., César A. Ruiz, Pedro Domínguez, Héctor L. Del Río and Juan C. Frontera.

Item 6. Exhibits
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
Registrant:
W HOLDING COMPANY, INC.

Date: August 9, 2005	By	/s/ Frank. C. Stipes

Frank C. Stipes, Esq.
Chairman of the Board and
Chief Executive Officer

Date: August 9, 2005	By	/s/ Ricardo Hernández

Ricardo Hernández
Chief Financial Officer

Index to Exhibits
31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.