Form 10-Q
period 2005-09-30
W HOLDING CO INC
filed 2005-11-07
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
YES ☑      NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
As of October 31, 2005, there were 164,066,058 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$95,583	$77,752
Money market instruments:
Federal funds sold and resell agreements	792,741	1,017,303
Interest-bearing deposits in banks	105,613	49,476
Investment securities available for sale, at fair value with an amortized cost of $695 in 2005 and $8,093 in 2004	680	7,881
Investment securities held to maturity, at amortized cost with a fair value of $6,817,193 in 2005 and $6,836,897 in 2004	6,987,013	6,921,379
Federal Home Loan Bank stock, at cost	35,300	52,195
Residential mortgage loans held for sale, at lower of cost or fair value	1,483	1,633
Loans, net of allowance for loan losses of $86,596 in 2005 and $80,066 in 2004	7,403,514	5,941,233
Accrued interest receivable	96,264	88,285
Foreclosed real estate held for sale, net of allowance of $199 in 2005 and $306 in 2004	4,096	3,811
Premises and equipment, net	114,656	110,051
Deferred income taxes, net	33,697	31,027
Other assets	40,862	34,636

TOTAL	$15,711,502	$14,336,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$288,929	$249,368
Interest-bearing and related accrued interest payable	7,596,237	5,981,843

Total deposits	7,885,166	6,231,211
Federal funds purchased and repurchase agreements	6,316,767	6,683,527
Advances from Federal Home Loan Bank	172,000	211,000
Mortgage note payable	36,544	36,858
Advances from borrowers for taxes and insurance	5,667	6,513
Accrued expenses and other liabilities	109,731	85,874

Total liabilities	14,525,875	13,254,983

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference — $531,006 in 2005 and $511,744 in 2004); authorized 50,000,000 shares in 2005 and 20,000,000 shares in 2004; issued and outstanding 18,163,459 shares in 2005 and 17,794,251 shares in 2004	18,163	17,794
Common stock — $1.00 par value per share; authorized 500,000,000 shares in 2005 and 300,000,000 shares in 2004; issued and outstanding 164,066,058 shares in 2005 and 163,918,835 shares in 2004	164,066	163,919
Paid-in capital	705,884	686,493
Retained earnings:
Reserve fund	73,998	60,672
Undivided profits	223,531	153,013
Accumulated other comprehensive loss, net of income tax	(15)	(212)

Total stockholders’ equity	1,185,627	1,081,679

TOTAL	$15,711,502	$14,336,662

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004		2005	2004
INTEREST INCOME:
Loans, including loan fees	$126,690	$82,645		$341,258	$232,710
Investment securities	62,433	55,159		184,425	153,542
Mortgage-backed securities	7,741	9,162		25,006	28,660
Money market instruments	8,483	4,579		27,369	12,056

Total interest income	205,347	151,545		578,058	426,968

INTEREST EXPENSE:
Deposits	62,367	36,858		161,340	102,282
Federal funds purchased and repurchase agreements	60,437	35,874		167,113	97,250
Advances from Federal Home Loan Bank	1,870	1,767		5,693	4,621

Total interest expense	124,674	74,499		334,146	204,153

NET INTEREST INCOME	80,673	77,046		243,912	222,815
PROVISION FOR LOAN LOSSES	6,000	10,379		17,000	30,141

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	74,673	66,667		226,912	192,674

NONINTEREST INCOME:
Service and other charges on loans	2,916	2,546		7,599	7,344
Service charges on deposit accounts	2,153	2,054		6,303	5,974
Other fees and commissions	3,326	2,930		9,542	8,089
Net gain on sales and valuation of loans, securities and other assets	100	594		414	867
Gain (loss) on derivative instruments	(188)	249		(124)	12

Total noninterest income	8,307	8,373		23,734	22,286

TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	82,980	75,040		250,646	214,960

NONINTEREST EXPENSES:
Salaries and employees’ benefits	11,866	9,701		34,045	27,846
Equipment	2,488	2,179		7,051	6,981
Deposits insurance premium and supervisory examination	843	753		2,468	2,112
Occupancy	1,976	1,536		5,611	4,882
Advertising	1,925	3,031		6,743	8,895
Printing, postage, stationery and supplies	730	817		2,328	2,490
Telephone	457	577		1,512	1,764
Municipal taxes	1,276	1,078		3,432	2,875
Net (gain) loss from operations of foreclosed real estate held for sale	(80)	(58)		(287)	515
Other	6,103	5,694		16,476	15,835

Total noninterest expenses	27,584	25,308		79,379	74,195

INCOME BEFORE PROVISION FOR INCOME TAXES	55,396	49,732		171,267	140,765

PROVISION FOR INCOME TAXES:
Current	16,258	6,308		39,557	19,861
Deferred credit	(878)	(819)		(2,670)	(4,856)

Total provision for income taxes	15,380	5,489		36,887	15,005

NET INCOME	$40,016	$44,243		$134,380	$125,760

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$30,784	$37,510		$106,625	$105,509

BASIC EARNINGS PER COMMON SHARE	$0.19	$0.23	(1)	$0.65	$0.65	(1)

DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.22	(1)	$0.63	$0.62	(1)

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and both distributed on 10, 2005.
See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2005	2004
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$17,794	$15,396
Issuance of preferred stock	401	—
Conversion of preferred stock	(32)	(151)

Balance at end of period	18,163	15,245

Common stock:
Balance at beginning of period	163,919	106,290
Issuance of common stock upon conversion of preferred stock	112	343
Issuance of common stock upon exercise of stock options	35	215

Balance at end of period	164,066	106,848

Paid-in capital:
Balance at beginning of period	686,493	514,800
Stock options exercised	65	754
Effect of stock options granted to employees	357	752
Issuance of common stock upon conversion of preferred stock	(80)	(193)
Issuance of preferred stock	19,049	—

Balance at end of period	705,884	516,113

Reserve fund:
Balance at beginning of period	60,672	43,375
Transfer from undivided profits	13,326	12,652

Balance at end of period	73,998	56,027

Undivided profits:
Balance at beginning of period	153,013	149,581
Net income	134,380	125,760
Cash dividends on common stock	(22,781)	(17,611)
Cash dividends on preferred stock	(27,755)	(20,251)
Transfer to reserve fund	(13,326)	(12,652)

Balance at end of period	223,531	224,827

Accumulated other comprehensive loss, net of income tax:
Balance at beginning of period	(212)	(933)
Other comprehensive income, net of income tax for the period	197	662

Balance at end of period	(15)	(271)

Total Stockholders’ Equity	$1,185,627	$918,789

Comprehensive Income:
Net income	$134,380	$125,760

Other comprehensive income, net of income tax:
Unrealized net gains on securities available for sale:
Unrealized gains arising during the period	197	769
Reclassification adjustments for gains included in net income	—	(128)

	197	641
Income tax effect	—	21

Increase in other comprehensive income, net of income tax	197	662

Total Comprehensive Income	$134,577	$126,422

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBISIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,380	$125,760
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	17,000	30,141
Losses on foreclosed real estate held for sale	(87)	554
Deferred income tax	(2,670)	(4,856)
Depreciation and amortization on:
Premises and equipment	5,261	5,225
Mortgage servicing rights	366	311
Stock options granted to employees	357	752
Amortization of premium (discount), net on:
Investment securities available for sale	64	354
Investment securities held to maturity	(2,656)	(1,038)
Mortgage-backed securities held to maturity	611	1,059
Loans	891	993
Amortization of discount on deposits	3,214	2,632
Amortization of net deferred loan origination fees	(13,896)	(7,653)
Net gain on sale and in valuation of:
Investment securities available for sale	—	(128)
Called investment securities held to maturity	—	(525)
Mortgage loans held for sale	(151)	(311)
Derivative instruments	(1,476)	(1,360)
Foreclosed real estate held for sale	(302)	(140)
Capitalization of servicing rights	(204)	(92)
Originations of mortgage loans held for sale	(15,757)	(20,982)
Sales of mortgage loans held for sale	14,555	14,734
Decrease (increase) in:
Trading securities	1,707	7,307
Accrued interest receivable	(7,979)	(2,875)
Other assets	(3,946)	(2,668)
Increase (decrease) in:
Accrued interest on deposits and borrowings	45,174	9,517
Other liabilities	24,048	(15,536)

Net cash provided by operating activities	198,504	141,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(56,137)	(14,032)
Net decrease in federal funds sold and resell agreements	224,562	19,774
Resell agreements with original maturities over three months:
Purchases	—	(250,000)
Collections	—	200,000
Investment securities available for sale:
Sales	—	130,066
Purchases	—	(125,000)
Maturities, prepayments and calls	7,334	38,203
Investment securities held to maturity:
Maturities, prepayments and calls	7,721,348	11,907,321
Purchases	(7,870,296)	(12,933,209)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	135,257	193,884
Purchases	(49,897)	(50,061)
Loans:
Purchases	(600,468)	(225,079)
Loans originations and principal collections, net	(879,226)	(836,422)
Purchases of derivative options	(2,884)	(4,807)
Cash paid on terminated swaps	(252)	—
Proceeds from sales of foreclosed real estate held for sale	1,601	1,124
Additions to premises and equipment	(8,987)	(9,448)
Redemptions of Federal Home Loan Bank stock	16,907	3,500
Purchases of Federal Home Loan Bank stock	(12)	(20,855)

Net cash used in investing activities	(1,361,150)	(1,975,041)

Forward	$(1,162,646)	$(1,833,866)

		(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2005	2004
Forward	$(1,162,646)	$(1,833,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,617,744	836,348
Net increase (decrease) in federal funds purchased and repurchase agreements	(1,419,078)	995,411
Repurchase agreements with original maturities over three months:
Proceeds	4,486,572	2,770,207
Payments	(3,434,254)	(2,799,928)
Advances from Federal Home Loan Bank:
Proceeds	—	268,000
Payments	(39,000)	(203,000)
Payments of mortgage note payable	(314)	(274)
Net increase (decrease) in advances from borrowers for taxes and insurance	(846)	336
Dividends paid	(49,700)	(37,519)
Issuance of preferred stock	19,253	—
Proceeds from stock options exercised	100	969

Net cash provided by financing activities	1,180,477	1,830,550

NET CHANGE IN CASH AND DUE FROM BANKS	17,831	(3,316)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	77,752	92,811

CASH AND DUE FROM BANKS, END OF PERIOD	$95,583	$89,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$288,011	$196,923
Income taxes	24,490	37,988
Noncash activities:
Accrued dividends payable	4,136	3,080
Securities purchased but not yet received	—	5,020
Decrease in other comprehensive loss	(197)	(662)
Mortgage loans securitized and transferred to:
Trading securities	1,707	7,399
Mortgage-backed securities held to maturity	—	2,305
Transfer from loans to foreclosed real estate held for sale	2,976	2,158
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	1,480	258
Unpaid additions to premises and equipment	1,512	763
Transfer from undivided profits to reserve fund	13,326	12,652
Effect in valuation of derivatives and their hedged items:
Decrease in loans	(11,922)	—
Increase (decrease) in other assets	13,294	(674)
Increase in deposits	605	3,318
Decrease in other liabilities	(11,030)	(1,372)
Conversion of preferred stock into common stock:
Increase in common stock	112	343
Decrease in paid in capital	(80)	(193)
Decrease in preferred stock	(32)	(151)
See notes to consolidated financial statements.
(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at September 30, 2005 and December 31, 2004, and for the three and nine month periods ended September 30, 2005 and 2004, were not significant.
In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
Westernbank operates through 53 full service branch offices located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 7 in the Northeastern region, 12 in the San Juan Metropolitan area, and one in the Eastern region, and a website on the Internet. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates through four other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000, through 19 full-service branches.
Westernbank World Plaza, Inc. (“WWPI”), a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank World Plaza serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at September 30, 2005 and December 31, 2004, and for the three and nine month periods ended September 30, 2005 and 2004, were not significant.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices (See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — on the Company’s Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, included in the Company’s Annual Report on Form 10-K). The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of September 30, 2005 and December 31, 2004, the results of operations for the three and nine months ended September 30, 2005 and 2004, and changes in stockholders’ equity and of comprehensive income and cash flows for the nine months ended September 30, 2005 and 2004. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2004, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FSP EITF Issue 03-01-1, which delayed the effective date for the measurement and recognition guidance of an impairment loss that is other-than-temporary (i.e. steps 2 and 3 of the impairment model) contained in paragraphs 10-20 of EITF 03-1. Application of these paragraphs is deferred. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraphs 6 to 9 of EITF 03-1 (i.e. step 1 of the impairment model), as well as the disclosure requirements in paragraphs 21 and 22 have not been deferred and should be applied based on the transition provisions in EITF 03-1. Based on the composition of the investment portfolio held at September 30, 2005, EITF 03-1 is not expected to have a material effect on the Company’s financial position or results of operations.
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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) will be effective on January 1, 2006, and applies to all awards granted after this effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. Entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply this revised statement using a modified version of prospective application. Under that transition method, for the portion of outstanding awards for which the requisite service has not yet been rendered, compensation cost is recognized on or after the required effective date based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial position or results of operations since the Company only has employee stock options and it follows since January 1, 2003, the fair value method under the modified prospective application allowed by the provisions of SFAS No. 148.
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
On June 29, 2005, the FASB issued final FASB Staff Position (“FSP”) No. FAS 150-5. The FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity (or temporary equity under SEC Accounting Series Release No. 268, Redeemable Preferred Stocks). The FSP indicates that these instruments are liabilities (even if the obligation is conditional) because they embody obligations to repurchase the issuer’s shares and may require a transfer of assets. Options or similar instruments originally issued as employee compensation, which are no longer dependent on employment, are not within the scope of the final FSP. The FASB made this scope change because they are working on a separate FSP under which these instruments would continue to be accounted for under Statement 123(R) (rather than other GAAP such as Statement 150). This FSP is effective for the first reporting period beginning after June 30, 2005. FSP No. FAS 150-5 did not have a material effect on the Company’s financial position and results of operations.
In March 2005, the FASB issued financial interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. FIN No. 47 is not expected to have a material impact on the Company’s financial condition and results of operations.
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

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004		2005	2004
	(Amounts in thousands, except per share data)
Basic and diluted earnings per common share:
Net income	$40,016	$44,243		$134,380	$125,760
Less preferred stock dividends	9,232	6,733		27,755	20,251

Income attributable to common stockholders — basic	30,784	37,510		106,625	105,509
Plus convertible preferred stock dividends	219	297		671	942

Income attributable to common stockholders — diluted	$31,003	$37,807		$107,296	$106,451

Weighted average number of common shares outstanding during the period	164,057	163,397	(1)	164,010	163,215	(1)

Dilutive potential common shares — stock options	4,942	5,157	(1)	5,030	5,192	(1)
Assumed conversion of preferred stock	1,707	2,262	(1)	1,707	2,262	(1)

Total	170,706	170,816		170,747	170,669

Basic earnings per common share	$0.19	$0.23	(1)	$0.65	$0.65	(1)

Diluted earnings per common share	$0.18	$0.22	(1)	$0.63	$0.62	(1)

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and both distributed on January 10, 2005.
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
During the nine month period ended September 30, 2005, 32,092 shares of the Company’s convertible preferred stock Series A were converted into 112,110 shares of the Company’s common stock.
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
The Company’s cash dividends per share declared for the nine months ended September 30, 2005 and 2004 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)
2005
January 31, 2005	February 15, 2005	$0.01198
February 28, 2005	March 15, 2005	0.01583
March 31, 2005	April 15, 2005	0.01583
April 30, 2005	May 16, 2005	0.01583
May 31, 2005	June 15, 2005	0.01583
June 30, 2005	July 15, 2005	0.01583
July 31, 2005	August 15, 2005	0.01583
August 31, 2005	September 15, 2005	0.01583
September 30, 2005	October 17, 2005	0.01583

Total		$0.13862

2004(2)
January 31, 2004	February 17, 2004	$0.01198
February 29, 2004	March 15, 2004	0.01198
March 31, 2004	April 15, 2004	0.01198
April 30, 2004	May 17, 2004	0.01198
May 31, 2004	June 13, 2004	0.01198
June 30, 2004	July 15, 2004	0.01198
July 31, 2004	August 16, 2004	0.01198
August 31, 2004	September 15, 2004	0.01198
September 30, 2004	October 15, 2004	0.01198

Total		$0.10782

(1)	Dividend amounts in the table are rounded.

(2)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and both distributed on January 10, 2005.

4. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2005	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by Federal National Mortgage Association (FNMA)	$695	$—	$15	$680

Held to maturity:
U.S. Government and agencies obligations	$6,184,442	$27	$125,801	$6,058,668
Puerto Rico Government and agencies obligations	31,824	216	455	31,585
Corporate notes	26,428	1,155	—	27,583

Subtotal	6,242,694	1,398	126,256	6,117,836

Mortgage-backed securities:
Government National Mortgage Association (GNMA) certificates	8,490	235	—	8,725
Federal Home Loan Mortgage Corporation (FHLMC) certificates	4,559	166	—	4,725
FNMA certificates	2,940	135	—	3,075
CMO’s issued or guaranteed by FHLMC	641,664	41	42,407	599,298
CMO’s issued or guaranteed by FNMA	86,666	2	3,134	83,534

Subtotal	744,319	579	45,541	699,357

Total	$6,987,013	$1,977	$171,797	$6,817,193

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$6,298	$—	$182	$6,116
CMO’s issued or guaranteed by FHLMC	1,795	—	30	1,765

Total	$8,093	$—	$212	$7,881

Held to maturity:
U.S. Government and agencies obligations	$6,004,849	$6,181	$32,457	$5,978,573
Puerto Rico Government and agencies obligations	34,822	303	540	34,585
Corporate notes	51,418	2,280	—	53,698

Subtotal	6,091,089	8,764	32,997	6,066,856

Mortgage-backed securities:
GNMA certificates	9,881	484	—	10,365
FHLMC certificates	5,663	334	—	5,997
FNMA certificates	3,642	245	—	3,887
CMO’s issued or guaranteed by FHLMC	706,632	14	58,171	648,475
CMO’s issued or guaranteed by FNMA	104,441	20	3,175	101,286
CMO’s other	31	—	—	31

Subtotal	830,290	1,097	61,346	770,041

Total	$6,921,379	$9,861	$94,343	$6,836,897

The amortized cost and fair value of investment securities held to maturity at September 30, 2005, by contractual maturity (excluding mortgage-backed securities) are shown below:

	Amortized	Fair
	Cost	Value
	(In thousands)
Due within one year	$152,953	$153,031
Due after one year through five years	5,721,448	5,601,862
Due after five years through ten years	345,515	339,100
Due after ten years	22,778	23,843

Subtotal	6,242,694	6,117,836

Mortgage-backed securities	744,319	699,357

Total	$6,987,013	$6,817,193

The Company’s investment portfolio as of September 30, 2005, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in unrealized loss position as of September 30, 2005. These unrealized losses relate to interest rate changes. Investment securities with prepayment provisions did not have significant unamortized premiums at September 30, 2005. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at September 30, 2005.
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

5. LOANS
The loans portfolio consisted of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
REAL ESTATE LOANS SECURED BY FIRST MORTGAGES:
Commercial real estate	$3,871,619	$3,167,439
Residential real estate, mainly one-to-four family residences	1,354,260	903,967
Construction and land acquisition	452,995	331,221

Total	5,678,874	4,402,627

Plus (less):
Undisbursed portion of loans in process	(3,839)	(3,076)
Premium on loans purchased	544	690
Deferred loan fees — net	(12,860)	(14,480)

Total	(16,155)	(16,866)

Real estate loans — net	5,662,719	4,385,761

OTHER LOANS:
Commercial loans	993,463	768,845
Consumer loans:
Loans on deposits	29,776	29,587
Credit cards	50,108	53,268
Installment	760,678	789,095
Plus (less):
Premium on loans purchased	629	1,337
Deferred loan fees — net	(7,263)	(6,594)

Other loans — net	1,827,391	1,635,538

TOTAL LOANS	7,490,110	6,021,299

ALLOWANCE FOR LOAN LOSSES	(86,596)	(80,066)

LOANS — NET	$7,403,514	$5,941,233

The total investment in impaired commercial and construction loans at September 30, 2005 and December 31, 2004, was $69,062,000 and $54,175,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at September 30, 2005 and December 31, 2004. Impaired commercial and construction loans amounting to $34,298,000 and $29,975,000 at September 30, 2005 and December 31, 2004, respectively, were covered by a valuation allowance of $9,413,000 and $8,412,000, respectively. Impaired commercial and construction loans amounting to $34,764,000 at September 30, 2005, and $24,200,000 at December 31, 2004, did not require a valuation allowance in accordance with SFAS No. 114. The average investment in impaired commercial and construction loans for the nine-month periods ended September 30, 2005 and 2004, amounted to $57,427,000 and $49,177,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the nine-month periods ended September 30, 2005 and 2004, amounted to $2,328,000 and $1,936,000, respectively.
6. PLEDGED ASSETS
At September 30, 2005, residential and commercial mortgage loans ($596,316,000), investment securities (held to maturity and available for sale) ($6,275,732,000), money market instruments ($10,887,000) and a certificate of deposit ($50,000,000), were pledged to secure public funds, individual retirement accounts, repurchase agreements, commercial letters of credit, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, interest rate swap agreements, and to comply with the requirements of the Puerto Rico Treasury Department (for Westernbank International Division). Pledged investment securities amounting to $6,195,604,000 at September 30, 2005, can be repledged.
7. DEPOSITS
Deposits consisted of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Noninterest bearing accounts	$288,929	$249,368
Passbook accounts	816,197	829,424
NOW accounts	299,958	269,716
Super NOW accounts	30,023	33,864
Money market accounts	128	100
Certificates of deposit	6,384,477	4,818,892

Total	7,819,712	6,201,364
Accrued interest payable	65,454	29,847

Total	$7,885,166	$6,231,211

The weighted average interest rate of all deposits at September 30, 2005 and December 31, 2004, was approximately 3.34% and 2.75%, respectively.

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
Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. Management estimated that the provisions of the Act did not have an effect on the Company’s financial position at September 30, 2005 and December 31, 2004, or the results of operations for the nine month periods ended September 30, 2005 and 2004.

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the three and nine months ended September 30, 2005 and 2004, is as follows:

	Three Months				Nine Months
	2005		2004		2005		2004
		% of Pre-
		tax		% of Pre-		% of Pre-		% of Pre-
	Amount	Income	Amount	tax Income	Amount	tax Income	Amount	tax Income
	(Dollars in thousands)
Computed at Puerto Rico statutory rate	$22,989	41.5%	$19,395	39.0%	$71,076	41.5%	$54,898	39.0%
Effect on provision of:
Exempt interest income, net	(6,379)	(11.5)	(15,808)	(31.8)	(30,184)	(17.6)	(39,613)	(28.1)
Net nondeductible expenses	89	—	86	—	127	—	124	—
Other	(1,319)	(2.2)	1,816	3.8	(4,132)	(2.4)	(404)	(0.2)

Provision for income taxes as reported	$15,380	27.8%	$5,489	11.0%	$36,887	21.5%	$15,005	10.7%

On August 1, 2005, the Governor of Puerto Rico signed Law No. 41 which imposes a transitory additional tax of 2.5% over net taxable income. This transitory additional tax will be in effect for taxable years 2005 and 2006 and had a retroactive effect to January 1, 2005. Accordingly, the Company recorded an additional current income tax provision of $2.5 million during the quarter ended September 30, 2005, of which $1.6 million corresponds to the retroactive effect of this bill for the first six months of year 2005.
During October 2005, the Puerto Rico Legislature (the Senate and the House of Representatives) approved a bill to impose an additional transitory income tax of 1% on taxable income, applicable to Puerto Rico banking institutions. This transitory additional tax, if signed into law by the Governor of Puerto Rico, is expected to be also in effect for two years and would be in addition to the already approved 2.5% surtax on taxable income applicable for taxable years 2005 and 2006, raising the marginal tax rate for Puerto Rico financial institutions to 42.5%. This bill is in substitution of the previously proposed 4% transitory tax on taxable net interest income. There is no assurance that this proposal will not be approved or significant changes will be made before it is signed into law. The final impact of this proposal will depend on the final bill, if approved, and the actual distribution of taxable and exempt income in each applicable year.

Deferred income tax assets, net, as of September 30, 2005 and December 31, 2004, consisted of the following:

	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$32,644	$30,098
Capital losses on sale of investment securities, expire in 2008	4,826	4,912
Net operating loss carryforwards, expire through 2009	500	620
Unrealized loss in valuation of derivative instruments	213	415
Other	91	172

Total deferred tax assets	38,274	36,217
Less valuation allowance	4,401	5,032

Subtotal	33,873	31,185

Less other deferred tax liabilities	176	158

Deferred income tax assets, net	$33,697	$31,027

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
The contract amount of financial instruments, whose amounts represent credit risk at September 30, 2005 and December 31, 2004, was as follows:

	2005	2004
	(In thousands)
Commitments to extend credit:
Fixed rates	$11,497	$7,576
Variable rates	690,828	504,510
Unused lines of credit:
Commercial	159,633	177,893
Credit cards and other	138,026	138,736
Commercial letters of credit	15,802	27,784
Commitments to purchase mortgage loans	—	600,000

Total	$1,015,786	$1,456,499

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
The notional amount of the interest rate swaps used to hedge the fixed rate certificates of deposit amounted to $604,260,000 and $778,105,000 at September 30, 2005 and December 31, 2004, respectively. Firm commitments to originate certificates of deposit at December 31, 2004, amounted to $20,000,000. No firm commitments were outstanding at September 30, 2005. At September 30, 2005, the fair value of these derivatives qualifying for fair value hedge represented an unrealized net loss of $15.0 million, which was recorded as “Accrued expenses and other liabilities”, before right to offset effect, and as a decrease to the hedged “Deposits” in the accompanying consolidated statements of financial condition. At December 31, 2004, the fair value of these derivatives qualifying for fair value hedge represented an unrealized net loss of $13.0 million, which was recorded as “Accrued expenses and other liabilities”, before right to offset effect, and as a decrease to the hedged “Deposits” of $12.9 million and as an increase in “Other assets” of $101,000 in the accompanying consolidated statements of financial condition.

The Company purchases fixed rate residential mortgage loans for its portfolio. Fixed rate loans expose the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its fixed rate loan portfolio. It is the Company’s objective to hedge the change in fair value of fixed rate mortgage loans at coverage levels that are appropriate, given the anticipated or existing interest rate levels and other market considerations, as well as the relationship of changes in this asset to other assets of the Company. To meet this objective, the Company enters into contracts to purchase fixed rate residential mortgage loans with a third party. The third party agrees to provide the Company a return at a floating rate of interest (three month LIBOR plus a spread) even though the contractual terms of the loans are fixed rate in nature. This provision is effectively an interest rate swap (balance guarantee swap). Since the contracts meet the sale accounting provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, SFAS No. 133 and related interpretations required that these interest rate swaps be accounted for separately. Since the hedged item and the hedging instrument have identical critical terms, no ineffectiveness is assumed and the fair value changes in the interest rate swaps are recorded as changes in the value of both the interest rate swaps and the mortgage loans. At September 30, 2005 and December 31, 2004, the notional amount of these interest rate swaps which equals the principal balance of the mortgage loans amounted to $1,078,174,000 and $600,848,000, respectively; the weighted average receive floating rate at period end was 5.24% and 3.65%, respectively; the weighted average pay fixed rate at period end was 6.76% and 7.39%, respectively; and the floating rate spread ranged from 120 to 165 basis points over the three month LIBOR rate.
At September 30, 2005 and December 31, 2004, the fair value of these derivatives qualifying for fair value hedge represented an unrealized loss of $12.0 million and $23.9 million, respectively, which was recorded as “Accrued expenses and other liabilities” and as an increase to “Loans” in the accompanying consolidated statements of financial condition.
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

Information pertaining to the notional amounts of the Company’s derivative instruments not designated as hedge as of September 30, 2005 and December 31, 2004, was as follows:

	Notional Amount
	2005	2004
	(In thousands)
Interest rate swaps (unmatched portion)	$11,940	$8,895
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	128,136	112,407
Purchased options used to manage exposure to the stock market on stock indexed deposits	94,544	78,212

Total	$270,949	$235,843

At September 30, 2005, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $1.2 million and was recorded as part of “Other assets” of $17.2 million, as part of “Deposits” of $16.9 million and as part of “Accrued expenses and other liabilities” of $1.5 million before right to offset effect, in the accompanying consolidated statements of financial condition.
At December 31, 2004, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $2.7 million and was recorded as part of “Other assets” of $12.1 million, as part of “Deposits” of $14.5 million and as part of “Accrued expenses and other liabilities” of $254,000, before right to offset effect, in the accompanying consolidated statements of financial condition.
The right to offset effect for all derivative instruments of $6.9 million at September 30, 2005 and December 31, 2004, was recorded as a decrease in “Other assets” and “Accrued expenses and other liabilities” in the accompanying consolidated statements of financial condition.
Other Derivative Instruments Information
A summary of the types of swaps used, excluding those used to manage exposure to the stock market and to the variability in the fair value of fixed rate residential mortgage loans, and their terms at September 30, 2005 and December 31, 2004, follows:

	2005	2004
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$616,200	$787,000
Weighted average receive rate at period end	4.69%	4.09%
Weighted average pay rate at period end	3.77%	2.35%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .40% to plus .25%	100%	100%

The changes in notional amount of swaps outstanding, excluding balance guarantee swaps, during the nine months ended September 30, 2005, follows:

(In thousands)
Balance at December 31, 2004	$823,329
New swaps	30,000
Called and matured swaps	(200,800)

Balance at September 30, 2005	$652,529

At September 30, 2005, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Embedded	Purchased	Balance
December 31,	Swaps	Options	Options	Guarantee Swaps
	(In thousands)
2005	$—	$—	$—	$—
2006	61,329	36,785	1,623	—
2007	7,500	26,467	27,149	—
2008	—	21,021	21,571	—
2009	30,500	27,648	27,868	—
2010	25,000	16,215	16,333	—
Thereafter	528,200	—	—	1,078,174

Total	$652,529	$128,136	$94,544	$1,078,174

Swap agreements amounting to $568,200,000 at September 30, 2005, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on hedged certificates of deposit). During the nine months ended September 30, 2005, various counterparties of swap agreements exercised their option to cancel their swaps and the Company immediately exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.
At September 30, 2005, the carrying value of the specific collateral held by the counterparties consisted of money market instruments of $10,887,000.
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
The Company has four exercise prices for options granted, all of them granted at four different dates under the 1999 Qualified Option Plan. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at September 30, 2005:

	Outstanding		Exercisable
		Weighted
		Average
	Number of	Contract	Number of
Exercise Prices (1)	Options (1)	Life (Years)	Options(1)
$2.85	6,596,400	4.37	6,564,447
$3.35	193,124	5.63	140,454
$6.77	286,761	6.81	172,056
$10.71	740,000	9.79	—

Total	7,816,285	5.01	6,876,957

(1)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004 and both distributed on January 10, 2005, except for the 740,000 options at $10.71 which were granted on July 15, 2005.
Effective January 1, 2003, the Company changed the method of accounting for employee stock options from the intrinsic value method to the fair value method. Under the modified prospective method selected by the Company under the provisions of SFAS No. 148, compensation cost to be recognized in future years is the same that would have been recognized if the recognition provisions of FASB No. 123 had been applied from its original effective date. Results prior to 2003 were not restated. Compensation expense of stock options granted to employees for the three month periods ended September 30, 2005 and 2004, was $181,000 and $224,000, respectively, and for the nine month periods ended September 30, 2005 and 2004, was a charge of $357,000 and $752,000.
On February 10, 2005, one of the Company’s executive officers exercised 35,113 options under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85 per share. On July 15, 2005, the Board of Directors granted 740,000 stock options to various executive officers and certain employees pursuant to the shareholder approved 1999 Qualified Option Plan. The exercise price of each of the options is $10.71, which represents the fair market value of the Company’s common stock on the grant date.

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
Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of September 30, 2005 and December 31, 2004, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investments in securities of and loans to entities located in the United States of America. Loans outstanding at September 30, 2005 and December 31, 2004, amounted to $229,921,000 and $122,723,000, respectively.
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

	As of and for the Nine Months Ended
	September 30, 2005
			Total Major
	Puerto Rico	International	Segments	Other Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$58,640	$—	$58,640	$—	$—	$58,640
Commercial loans	169,072	8,621	177,693	—	—	177,693
Asset-based loans	—	—	—	56,250	—	56,250
Mortgage loans	48,675	—	48,675	—	—	48,675
Treasury and investment activities	152,522	82,207	234,729	3,910	(1,839)	236,800

Total interest income	428,909	90,828	519,737	60,160	(1,839)	578,058
Interest expense	252,653	62,945	315,598	20,387	(1,839)	334,146

Net interest income	176,256	27,883	204,139	39,773	—	243,912

Provision for loan losses	(9,216)	—	(9,216)	(7,784)	—	(17,000)

Noninterest income:
Service and other charges on loans, excluding asset-based lending	6,047	155	6,202	—	—	6,202
Service charges on deposit accounts	6,303	—	6,303	—	—	6,303
Trust account fees	—	—	—	1,031	(24)	1,007
Insurance commission fees	—	—	—	1,455	(7)	1,448
Asset-based lending related fees	—	—	—	1,861	—	1,861
Other fees and commissions, excluding asset-based lending	6,563	60	6,623	170	(170)	6,623
Other — gains, net	290	—	290	—	—	290

Total noninterest income	19,203	215	19,418	4,517	(201)	23,734

Equity in income of subsidiaries	297	—	297	133,965	(134,262)	—

Total net interest income and noninterest income	$186,540	$28,098	$214,638	$170,471	$(134,463)	$250,646

Total assets at September 30, 2005	$13,312,379	$2,889,534	$16,201,913	$1,783,253	$(2,273,664)	$15,711,502

	For the Three Months Ended
	September 30, 2005
			Total Major
	Puerto Rico	International	Segments	Other Segments	Eliminations	Total
			(In thousands)

Interest income:
Consumer loans	$19,368	$—	$19,368	$—	$—	$19,368
Commercial loans	62,864	3,439	66,303	—	—	66,303
Asset-based loans	—	—	—	21,905	—	21,905
Mortgage loans	19,114	—	19,114	—	—	19,114
Treasury and investment activities	51,141	26,845	77,986	1,331	(660)	78,657

Total interest income	152,487	30,284	182,771	23,236	(660)	205,347
Interest expense	94,335	22,945	117,280	8,054	(660)	124,674

Net interest income	58,152	7,339	65,491	15,182	—	80,673

Provision for loan losses	(3,129)	—	(3,129)	(2,871)	—	(6,000)

Noninterest income:
Service and other charges on loans, excluding asset-based lending	2,084	78	2,162	—	—	2,162
Service charges on deposit accounts	2,153	—	2,153	—	—	2,153
Trust account fees	—	—	—	422	(24)	398
Insurance commission fees	—	—	—	566	(2)	564
Asset-based lending related fees	—	—	—	703	—	703
Other fees and commissions, excluding asset-based lending	2,374	41	2,415	57	(57)	2,415
Other — gains, net	(88)	—	(88)	—	—	(88)

Total noninterest income	6,523	119	6,642	1,748	(83)	8,307

Equity in income of subsidiaries	77	—	77	40,070	(40,147)	—

Total net interest income and noninterest income	$61,623	$7,458	$69,081	$54,129	$(40,230)	$82,980

	As of and for the Nine Months Ended
	September 30, 2004
			Total Major
	Puerto Rico	International	Segments	Other Segments	Eliminations	Total
			(In thousands)

Interest income:
Consumer loans	$56,246	$—	$56,246	$—	$—	$56,246
Commercial loans	107,082	3,567	110,649	—	—	110,649
Asset-based loans	—	—	—	30,348	—	30,348
Mortgage loans	35,467	—	35,467	—	—	35,467
Treasury and investment activities	119,035	75,046	194,081	1,700	(1,523)	194,258

Total interest income	317,830	78,613	396,443	32,048	(1,523)	426,968
Interest expense	158,464	35,556	194,020	11,656	(1,523)	204,153

Net interest income	159,366	43,057	202,423	20,392	—	222,815

Provision for loan losses	(23,993)	—	(23,993)	(6,148)	—	(30,141)

Noninterest income:
Service and other charges on loans, excluding asset-based lending	5,572	66	5,638	—	—	5,638
Service charges on deposit accounts	5,974	—	5,974	—	—	5,974
Trust account fees	—	—	—	711	—	711
Insurance commission fees	—	—	—	1,483	(7)	1,476
Asset-based lending related fees	—	—	—	2,096	—	2,096
Other fees and commissions, excluding asset-based lending	5,500	12	5,512	170	(170)	5,512
Other — gains, net	879	—	879	—	—	879

Total noninterest income	17,925	78	18,003	4,460	(177)	22,286

Equity in income of subsidiaries	(426)	—	(426)	127,297	(126,871)	—

Total net interest income and noninterest income	$152,872	$43,135	$196,007	$146,001	$(127,048)	$214,960

Total assets as of September 30, 2004	$11,355,825	$2,664,336	$14,020,161	$1,385,535	$(1,926,838)	$13,478,858

	For the Three Months Ended
	September 30, 2004
			Total Major
	Puerto Rico	International	Segments	Other Segments	Eliminations	Total
			(In thousands)

Interest income:
Consumer loans	$18,498	$—	$18,498	$—	$—	$18,498
Commercial loans	39,854	1,287	41,141	—	—	41,141
Asset-based loans	—	—	—	10,992	—	10,992
Mortgage loans	12,014	—	12,014	—	—	12,014
Treasury and investment activities	43,896	24,945	68,841	601	(542)	68,900

Total interest income	114,262	26,232	140,494	11,593	(542)	151,545
Interest expense	58,223	12,646	70,869	4,172	(542)	74,499

Net interest income	56,039	13,586	69,625	7,421	—	77,046

Provision for loan losses	(8,009)	—	(8,009)	(2,370)	—	(10,379)

Noninterest income:
Service and other charges on loans, excluding asset-based lending	1,934	21	1,955	—	—	1,955
Service charges on deposit accounts	2,054	—	2,054	—	—	2,054
Trust account fees	—	—	—	240	—	240
Insurance commission fees	—	—	—	692	(3)	689
Asset-based lending related fees	—	—	—	730	—	730
Other fees and commissions, excluding asset-based lending	1,850	12	1,862	57	(57)	1,862
Other — gains, net	843	—	843	—	—	843

Total noninterest income	6,681	33	6,714	1,719	(60)	8,373

Equity in income (loss) of subsidiaries	(76)	—	(76)	44,723	(44,647)	—

Total net interest income and noninterest income	$54,635	$13,619	$68,254	$51,493	$(44,707)	$75,040

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
GENERAL
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at September 30, 2005 and December 31, 2004, and for the three and nine month periods ended September 30, 2005 and 2004, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
At September 30, 2005, the Company had total assets of $15.71 billion, a loan portfolio-net of $7.40 billion, an investment portfolio, excluding short-term money market instruments, of $6.99 billion, deposits of $7.89 billion, borrowings of $6.53 billion and stockholders’ equity of $1.19 billion.
Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at September 30, 2005. Westernbank operates through a network of 53 bank branches, including 19 Expresso of Westernbank branches, located throughout Puerto Rico, primarily in the western and southwestern regions of the island, and a website on the Internet. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates four other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at September 30, 2005 and December 31, 2004, and for the three and nine month periods ended September 30, 2005 and 2004, were not significant.
Westernbank seeks to differentiate itself from other banks by focusing on customer relationships and personalized service, offering customers direct access to senior management. As part of this strategy, Westernbank strives to make fast and effective decisions locally. Westernbank’s branches offer modern facilities with advanced technology and remain open to customers for longer hours compared to many other local banks, with a number of branches offering both Saturday and Sunday hours. In addition, Westernbank trains its employees to promote an effective and customer-focused sales culture. Westernbank is one of the fastest-growing commercial banks in Puerto Rico, increasing both total assets and loans at an average annual growth rate of over 26.07% for the last five fiscal years. The Company has achieved this growth while consistently maintaining a ratio of non-performing loans to total loans and a combined delinquency on all loan portfolios for the categories of 60 days and over below 1.00%.

The Company continues to emphasize growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolio. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed-rate residential mortgage loans to assets with shorter maturities and greater repricing flexibility. As of September 30, 2005, commercial loans were $4.85 billion or 65.56% (80% of which are collateralized by real estate) and consumer loans were $838.2 million or 11.32% (67% of which are collateralized by real estate) of the $7.40 billion loan portfolio-net. Investment securities, excluding money market instruments, totaled $6.99 billion at September 30, 2005. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of September 30, 2005.
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
Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of September 30, 2005 and December 31, 2004, and for the three and nine month periods ended September 30, 2005 and 2004, substantially all of Westernbank International’s business activities consisted of investments in securities of and loans to entities located in the United States of America. At September 30, 2005, Westernbank International had $230.0 million in loans outstanding.
Established in 2001, Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance on which it earns commission income. Currently, most of the agency’s volume is derived from two areas — mortgage insurance on residential mortgage loans and credit life insurance for borrowers of personal loans.
The Company and its wholly owned subsidiaries’ executive offices are located at 19 West McKinley Street, Mayagüez, Puerto Rico 00680, and the telephone number is (787) 834-8000. The Company also maintains a website, which can be accessed at http://www.wholding.com.
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

The policies established and practices followed are intended to retain depositors’ confidence, obtain a favorable match between the maturity of interest-earning assets and interest-bearing liabilities, and enhance the stockholders’ investment in the Company.
At September 30, 2005, driven by significant increases in W Holding’s loan portfolio, total assets ended at $15.71 billion. Total assets grew $1.37 billion or 9.59%, from $14.34 billion at December 31, 2004, driven by the growth in the loan portfolio, partially offset by decreases in short-term money market instruments. Continuing management’s strategy implemented in the latter part of 2004 and throughout the year 2005, in light of the current rising interest rate scenario and the flattening of the yield curve, the Company has continued to emphasize the growth of its loan portfolio, principally through variable rate loans, while remaining on the sideline on the investment side until investment opportunities arise.
Loans receivable-net, grew by $1.46 billion or 24.61%, from $5.94 billion at December 31, 2004, as a result of the Company’s continued strategy of growing its loan portfolio through commercial real estate, residential real estate, construction and land acquisition, asset-based and other commercial loans. The investment portfolio, excluding short-term money market instruments, increased slightly by $58.4 million or 0.84%, to reach $6.99 billion at September 30, 2005, while short-term money market instruments decreased $168.4 million or 15.79%, from $1.07 billion at December 31, 2004, to $898.4 million at September 30, 2005. Changes in both portfolios are attributable to approximately $150.0 million previously invested in money market instruments that were reinvested during the quarter into $150.0 million on tax exempt securities, specifically U.S. Government and agencies obligations on a short-term basis, as part of the management strategy of growing the Company’s exempt interest income. The Company has continued to shift and reposition its balance sheet by placing emphasis on growing its floating rate loans, so as to lessen the impact of contracting margins on the investment side.
Stockholders’ equity increased by $103.9 million or 9.61%, to $1.19 billion as of September 30, 2005, compared to December 31, 2004. Such increase resulted principally from the combination of the issuance of 401,300 shares of the Company’s Series H Preferred Stock completed on January 3, 2005, providing a net capital infusion of $19.4 million, plus the net income of $134.4 million generated during the nine months ended September 30, 2005. This was partially offset by dividends paid during 2005 of $22.8 million and $27.8 million on our common and preferred shares, respectively.
The Company has continued to manage its interest rate risk and operating expenses. The efficiency ratio for the three and nine month periods ended September 30, 2005, was 30.97% and 29.69%, respectively.
Net income for the three months ended September 30, 2005, decreased to $40.0 million or $0.19 earnings per basic common share ($0.18 on a diluted basis), down $4.2 million or 9.55%, when compared to $44.2 million or $0.23 earnings per basic common share ($0.22 on a diluted basis) for the same period in 2004. Earnings per common share for 2004 were adjusted to give effect to the three-for-two (3x2) stock split and a two percent (2%) stock dividend declared in December 2004 and both distributed on January 10, 2005. The decrease in net income for the three month period ended September 30, 2005, when compared to the same period in 2004, was mainly due to a significant increase of $10.0 million or 180.20% in the provision for income taxes, partially offset by an increase of $3.6 million or 4.71% in net interest income, and a decrease of $4.4 million on the provision for loan losses.

Net income for the nine months ended September 30, 2005, increased to $134.4 million or $0.65 earnings per basic common share ($0.63 on a diluted basis), up $8.6 million or 6.85% when compared to $125.8 million or $0.65 earnings per basic common share ($0.62 on a diluted basis) (as adjusted) for the nine months ended September 30, 2004. The increase in net income for the nine month period ended September 30, 2005, when compared to the same period in 2004, was mainly due to an increase of $21.1 million or 9.47% in net interest income and a decrease of $13.1 million or 43.60% in the provision for loan losses, partially offset by an increase of $21.9 million or 145.83% in the provision for income taxes and $5.2 million or 6.99% in noninterest expenses.
The increase in net interest income for the three and nine month periods ended September 30, 2005, was the result of higher average balances in interest-earning assets, partially offset by higher average balances in interest-bearing liabilities and a contraction in our net interest margin. The lower provision for loan losses was the result of an improved asset quality with stable delinquencies and lower charge offs, while the increase in the provision for income taxes is attributed to two factors. First, on August 1, 2005, the Governor of Puerto Rico signed Law No. 41 which imposes a transitory additional surtax of 2.5% over net taxable income. This transitory additional tax will be in effect for taxable years 2005 and 2006 and had a retroactive effect to January 1, 2005. Accordingly, the Company recorded an additional current income tax provision of $2.5 million during the quarter ended September 30, 2005, of which $1.6 million corresponds to the retroactive effect of this bill for the first six months of year 2005. Second, the increase in the income before the provision for income taxes was primarily due to the significant increase in the Company’s taxable income derived from increases in the loans portfolio; changing the proportion between exempt and taxable income, increasing the Company’s effective tax rate. The increase in noninterest expenses resulted from the Company’s continued expansion in the San Juan Metropolitan area and the Company’s entrance the market on the east coast of Puerto Rico.
Net income attributable to common stockholders for the three month period ended September 30, 2005, decreased to $30.8 million, down $6.7 million or 17.93%, when compared to $37.5 million for the same period in 2004. For the nine months period ended September 30, 2005, net income attributable to common stockholders increased by $1.1 million or 1.05%, from $105.5 million in 2004, to $106.6 million in 2005.
The return on assets (ROA) and the return on common stockholders’ equity (ROCE) for the quarter ended September 30, 2005, were 1.03% and 19.15%, respectively, as compared to 1.33% and 28.81% reported for the same quarter in 2004. For the nine months ended September 30, 2005, the ROA and the ROCE were 1.19% and 23.22%, respectively, compared to 1.34% and 28.67%, for the same period in the prior year.
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
Net interest income for the quarter ended September 30, 2005, was $80.7 million, an increase of $3.6 million or 4.71%, from $77.0 million for the same period of last year. This increase mainly resulted from an increase in the average net interest-earning assets of $246.7 million, which contributed a $19.6 million positive volume variance, partially offset by a $16.0 million negative rate variance. Average interest-earning assets for the third quarter of 2005 increased by $2.38 billion or 18.68% compared to the same quarter in previous year. The average loan portfolio increased by $1.66 billion or 29.85%, particularly in the commercial real estate, commercial business and other loans, including asset-based, and residential real estate. The average investment portfolio, excluding short-term money market instruments, increased by $534.5 million or 8.19%, primarily in tax-exempt securities, such as U.S. Government and agencies obligations bought during the fourth quarter of 2004. Average money market instruments increased by $184.6 million or 28.34%.
For the nine months ended September 30, 2005, net interest income increased from $222.8 million, to $243.9 million, an increase of $21.1 million or 9.47%. This increase mainly resulted from an increase in the average net interest-earning assets of $267.2 million, which contributed a $56.0 million positive volume variance, partially offset by a $34.9 million negative rate variance. Average interest-earning assets increased by $2.66 billion or 22.04%. The average loan portfolio increased by $1.52 billion or 29.02%, particularly in the commercial real estate, commercial business and other loans, including asset-based, and residential real estate. The average investment portfolio, excluding short-term money market instruments, increased by $885.3 million or 14.35%, primarily in tax exempt securities, such as U.S. Government and agencies obligations as a result of the securities bought during the latter part of 2004, as explained before. Average money market instruments increased by $258.7 million or 38.01%.
The average yield earned in interest-earning assets increased 66 basis points from 4.73% to 5.39%, and 52 basis points from 4.72% to 5.24%, for the quarter and nine months ended September 30, 2005, respectively, when compared to the same periods in the prior year. The increase in the average yield was mainly due to higher average yields earned on the loan portfolio, mortgage-backed securities and money market instruments, while the investment portfolio yield remained relatively flat. The increase in the average yield earned on the loan portfolio was due to higher volumes of commercial real estate loans, residential real estate and commercial business and other loans at floating rates, coupled with the repricing of floating rate loans.
During the last three months of 2004 and the nine months ended September 30, 2005, the Federal Reserve has increased the discount rate by an additional 200 basis points. This has been reflected equally on the Prime Rate, an index used by the Bank to re-price most of its floating rate loans.

The increase in the average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities. Average interest-bearing liabilities increased from $11.98 billion for the three months ended September 30, 2004, to $14.11 billion for the three months ended September 30, 2005, an increase of $2.13 billion or 17.81%. For the nine month period, average interest-bearing liabilities increased from $11.37 billion in 2004, to $13.77 billion in 2005, an increase of $2.4 billion or 21.07%. The increase in average interest-bearing liabilities for the three and nine months ended September 30, 2005, was mainly related to increases in the average balance of deposits and federal funds purchased and repurchase agreements. The average balance of deposits grew from $6.05 billion and $5.79 billion for the three and nine month periods ended September 30, 2004, to $7.61 billion and $7.14 billion for the same period in 2005, respectively, an increase of $1.56 billion or 25.84% and $1.35 billion or 23.32%, respectively. The average balance on federal funds purchased and repurchase agreements also grew from $5.74 billion for the three month period ended September 30, 2004, to $6.33 billion in 2005, an increase of $587.0 million or 10.21%. For the nine month period ended September 30, 2005, the average balance on federal funds purchased and repurchase agreements increased by $1.01 billion or 18.51%, from $5.43 billion in 2004, to $6.44 billion in 2005.
For the quarter ended September 30, 2005, our overall cost of rates paid increased 103 basis points, from 2.47% to 3.50%, when compared to the prior year quarter. The increase in the overall cost of rates paid was due to a general increase in the cost of funding sources of W Holding. The average interest rate paid on deposits increased by 83 basis points, from 2.42% for the quarter ended September 30, 2004, to 3.25% for the same period in 2005, while the average interest rate paid on federal funds purchased and repurchase agreements also increased by 131 basis points, from 2.48% for the quarter ended September 30, 2004, to 3.79% for the same period in 2005. The average interest rate paid on Advances from FHLB increased by 57 basis points, from 3.74% for the quarter ended September 30, 2004, to 4.31% for the same period in 2005.
For the nine months ended September 30, 2005, the overall cost of rates paid increased 84 basis points, from 2.40% for the nine months ended September 30, 2004, to 3.24% for the same period in 2005. The average interest rate paid on deposits increased 66 basis points, from 2.36% for the nine months ended September 20, 2004, to 3.02% for the same period in 2005, while the average interest rates paid on federal funds purchased and repurchase agreements increased 108 basis points, from 2.39% for the nine months ended September 30, 2004, to 3.47% for the nine months ended September 30, 2005. Such increases were partially offset by a decrease in the average interest rate paid on advances from the Federal Home Loan Bank of 12 basis points, from 4.16% for the nine months ended September 30, 2004, to 4.04% for the nine months ended September 30, 2005.

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

	Three Months Ended September 30,
	2005			2004
			Annualized Average			Annualized Average
	Interest	Average Balance (1)	Yield/Rate	Interest	Average Balance (1)	Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$126,690	$7,226,415	6.96%	$82,645	$5,565,089	5.91%
Investment securities (3)	62,433	6,332,947	3.91	55,159	5,618,796	3.91
Mortgage-backed securities (3)	7,741	731,220	4.20	9,162	910,848	4.00
Money market instruments	8,483	835,937	4.03	4,579	651,355	2.80

Total	205,347	15,126,519	5.39	151,545	12,746,088	4.73

Interest-bearing liabilities:
Deposits	62,367	7,609,348	3.25	36,858	6,046,809	2.42
Federal funds purchased and repurchase agreements	60,437	6,330,813	3.79	35,874	5,743,827	2.48
Advances from FHLB	1,870	172,000	4.31	1,767	187,747	3.74

Total	124,674	14,112,161	3.50	74,499	11,978,383	2.47

Net interest income	$80,673			$77,046

Interest rate spread			1.89%			2.26%

Net interest-earning assets		$1,014,358			$767,705

Net yield on interest-earning assets (4)			2.12%			2.40%

Ratio of interest-earning assets to interest-bearing liabilities		107.19%			106.41%

Tax equivalent spread:
Interest-earning assets	$205,347	$15,126,519	5.39%	$151,545	$12,746,088	4.73%
Tax equivalent adjustment	7,609	—	0.20	13,907	—	0.43

Interest-earning assets — tax equivalent	212,956	$15,126,519	5.59	165,452	$12,746,088	5.16

Interest-bearing liabilities	124,674	$14,112,161	3.50	74,499	$11,978,383	2.47

Net interest income	$88,282			$90,953

Interest rate spread			2.09%			2.69%

Net yield on interest — earning assets (4)			2.32%			2.84%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude non-performing loans. Loan fees, net amounted to $5.2 million and $3.1 million for the three-month periods ended September 30, 2005 and 2004, respectively.

(3)	Includes trading and available for sale securities.

(4)	Annualized net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2005			2004
			Annualized Average			Annualized Average
	Interest	Average Balance (1)	Yield/Rate	Interest	Average Balance (1)	Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$341,258	$6,757,577	6.75%	$232,710	$5,237,517	5.93%
Investment securities (3)	184,425	6,273,567	3.93	153,542	5,206,047	3.94
Mortgage-backed securities (3)	25,006	779,106	4.29	28,660	961,326	3.98
Money market instruments	27,369	939,062	3.90	12,056	680,406	2.37

Total	578,058	14,749,312	5.24	426,968	12,085,296	4.72

Interest-bearing liabilities:
Deposits	161,340	7,142,636	3.02	102,282	5,791,741	2.36
Federal funds purchased and repurchase agreements	167,113	6,439,478	3.47	97,250	5,433,281	2.39
Advances from FHLB	5,693	188,249	4.04	4,621	148,547	4.16

Total	334,146	13,770,363	3.24	204,153	11,373,569	2.40

Net interest income	$243,912			$222,815

Interest rate spread			2.00%			2.32%

Net interest-earning assets		$978,949			$711,727

Net yield on interest-earning assets (4)			2.21%			2.46%

Ratio of interest-earning assets to interest-bearing liabilities		107.11%			106.26%

Tax equivalent spread:
Interest-earning assets	$578,058	$14,749,312	5.24%	$426,968	$12,085,296	4.72%
Tax equivalent adjustment	34,189	—	0.31	39,893	—	0.44

Interest-earning assets — tax equivalent	612,247	$14,749,312	5.55	466,861	$12,085,296	5.16

Interest-bearing liabilities	334,146	$13,770,363	3.24	204,153	$11,373,569	2.40

Net interest income	$278,101			$262,708

Interest rate spread			2.31%			2.76%

Net yield on interest - earning assets (4)			2.52%			2.90%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude non-performing loans. Loan fees, net amounted to $14.8 million and $8.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

(3)	Includes trading and available for sale securities.

(4)	Annualized net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and changes in interest rates.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005 vs. 2004			2005 vs. 2004
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$27,633	$16,412	$44,045	$73,631	$34,917	$108,548
Investment securities (1)	7,190	84	7,274	31,238	(355)	30,883
Mortgage-backed securities (1)	(1,898)	477	(1,421)	(6,185)	2,531	(3,654)
Money market instruments	1,530	2,374	3,904	5,671	9,642	15,313

Total increase in interest income	34,455	19,347	53,802	104,355	46,735	151,090

Interest expense:
Deposits	10,998	14,511	25,509	26,826	32,232	59,058
Federal funds purchased and repurchase agreements	4,007	20,556	24,563	20,330	49,533	69,863
Advances from FHLB	(127)	230	103	1,192	(120)	1,072

Total increase in interest expense	14,878	35,297	50,175	48,348	81,645	129,993

Increase (decrease) in net interest income	$19,577	$(15,950)	$3,627	$56,007	$(34,910)	$21,097

(1)	Includes trading and available for sale securities.
Provision For Loan Losses
The provision for possible loan losses amounted to $6.0 million for the quarter ended September 30, 2005, down $4.4 million or 42.19%, from $10.4 million for the same period in the previous year. For the nine months ended September 30, 2005, the provision for possible loan losses amounted to $17.0 million, down from $30.1 million for the nine months ended September 30, 2004, a decrease of $13.1 million or 43.60%. Even though the loan portfolio grew between periods, the decrease in the provision was attributed to the strong asset quality as evidenced by lower net charge offs and relatively stable delinquencies in our commercial and consumer loan portfolios during the third quarter and the first nine months of 2005, when compared to the same periods in 2004. The allowance for possible loan losses reached $86.6 million as of September 30, 2005.
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
The allowance for possible loan losses amounted to $86.6 million as of September 30, 2005, and $80.1 million as of December 31, 2004. The increase in the allowance for loan losses is attributable to the overall growth in the Company’s loans portfolio, particularly those of its commercial real estate, residential real estate, construction and land acquisition, asset-based and other commercial loans portfolio, even though delinquencies are relatively stable or improving and net charge offs are decreasing. The commercial real estate loans increased from $2.95 billion as of September 30, 2004, to $3.15 billion as of December 31, 2004, and to $3.86 billion as of September 30, 2005, an increase of $913.5 million or 30.95% on a year to year basis, and $710.3 million or 22.51%, when compared to December 31, 2004. Other commercial loans not collateralized by real estate, increased from $741.5 million at September 30, 2004, to $768.6 million at December 31, 2004, and to $989.2 million at September 30, 2005, up by $247.7 million or 33.40% on a year to year basis, and $220.6 million or 28.70%, when compared to December 31, 2004. Residential real estate mortgage loans portfolio increased from $902.9 million at December 31, 2004, to $1.35 billion at September 30, 2005, an increase of $445.7 million or 49.36%. This increase is mainly due to the purchase during the first two quarters of 2005 of residential mortgage loans on a floating rate basis from other mortgage originators in Puerto Rico, as part of the management strategy of emphasizing in growing its variable rate loans, in light of the current rising interest rate scenario. No such purchase was made during the quarter ended September 30, 2005. Westernbank Business Credit loans portfolio grew to $1.25 billion at September 30, 2005, an increase of $416.8 million or 50.15%, when compared to December 31, 2004, and an increase of $451.4 million or 56.74%, when compared to September 30, 2004. The Expresso of Westernbank loans portfolio decreased from $144.0 million at December 31, 2004, to $135.9 million at September 30, 2005, a decrease of $8.1 million or 5.63%. On a year to year basis, the Expresso of Westernbank loans portfolio also decreased by $8.7 million or 5.93%, from $144.6 million at September 30, 2004. The decrease in the Expresso of Westernbank loans portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division portfolio matures and the average yield continues to increase.
Non-performing loans stand at $51.7 million or 0.69% (less than 1%) of Westernbank’s loans portfolio at September 30, 2005, an increase of $17.5 million, when compared to $ 34.3 million at December 31, 2004. The increase in non-performing loans is mainly attributable to the Company’s commercial loans portfolio. Non-performing loans on the commercial loan portfolio increased by $14.1 million, as compared to December 31, 2004. The increase is mainly attributed to one borrower with four loans with an aggregate principal balance of $ 8.4 million and two additional loans with principal balances of $1.5 million and $1.1 million, respectively. These loans are fully collateralized by real estate properties and did not require any valuation allowance. At September 30, 2005, none of the additional non-performing loans exceeded $1.0 million in outstanding principal balance.

At September 30, 2005, the allowance for possible loan losses was 167.41% of total non-performing loans (reserve coverage). Of the total allowance of $86.6 million, $11.1 million is the specific allowance component and the remaining $75.5 million is the general allowance component.
Net loans charged-off in the third quarter of 2005 were $3.8 million or 0.21% (annualized) to average loans, a significant improvement when compared to $6.2 million or 0.44% (annualized) to average loans for the same period in 2004, a decrease of $2.4 million or 37.95%. For the nine months ended September 30, 2005, net charge-offs amounted to $10.5 million or 0.21% (annualized) to average loans, also a decrease of $4.7 million, when compared to $15.2 million or 0.38% (annualized) to average loans in 2004. The decrease in net loans charged-off for the third quarter and the nine months of 2005 when compared to the same periods in 2004, is principally attributed to lower net charge-offs of consumer loans. Loans charged-off by the Expresso of Westernbank division, the principal component of the consumer loans charged-off, decreased from $3.2 million during the third quarter of 2004, to $2.4 million for the third quarter of 2005, a decrease of $821,000 or 25.31%. On a year to year basis, loans charged-off by the Expresso of Westernbank division, decreased by $3.0 million or 43.62%, from $9.9 million for the nine months ended September 30, 2004, to $6.9 million for the nine months ended September 30, 2005.
On a linked quarter comparison, loans charged-off by the Expresso of Westernbank division have stabilized at lower levels when compared to the higher write-off experienced in the first half of 2004, being $2.5 million in the fourth quarter of 2004, $2.1 million in the first quarter of 2005, $2.4 million in the second quarter of 2005, and $2.4 million in the third quarter of 2005. Management strategy of stabilizing charge offs and increasing the yield of the Expresso loan portfolio by continuously revising its underwriting policies, increasing the level of collateralized loans, and increasing the overall rates charged has resulted in lower levels in net charge offs and a higher yield. The average yield of the Expresso of Westernbank loan portfolio was 22.89% at September 30, 2005. Also, the portion of the loan portfolio of Expresso of Westernbank collateralized by real estate at September 30, 2005, already accounts for 14% of the outstanding balance.
Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.74% at September 30, 2005, and 0.57% at December 31, 2004. On a year to year basis, the combined delinquency improved by 8 basis points when compared to 0.82% at September 30, 2004.
Noninterest Income
Noninterest income decreased $66,000 or 0.79% for the three month period ended September 30, 2005, when compared to the same period in 2004. This decrease was mainly the result of a decrease of $494,000 on net gain on sales and valuation of loans, securities, and other assets, due to a realized gain of $525,000 of an investment security during the third quarter of 2004, and a negative variance of $437,000 in loss on derivative instruments as a result of fluctuations in the mark to market of such positions. These decreases were partially offset by an increase of $865,000 or 11.49% in service and other charges on loans, deposits and other fees and commissions due to higher activity and fees resulting from the Company’s overall growing volume of business and other fees generated by our asset-based lending operation.

For the nine month period ended September 30, 2005, noninterest income increased $1.4 million or 6.50%, when compared to the same period in 2004. This increase was mainly the result of an increase of $2.0 million or 9.52% in service and other charges on loans, deposits and other fees and commissions. Such increase was partially offset by a decrease of $453,000 on net gain on sales and valuation of loans securities, and other assets for the reason explained in the preceding paragraph and a negative variance of $136,000 on gain (loss) on derivates instruments.
Noninterest Expenses
Total noninterest expenses increased $2.3 million or 8.99% for the three-month period ended September 30, 2005, and $5.2 million or 6.99% for the nine months ended September 30, 2005, when compared to the corresponding periods in 2004. Salaries and employees’ benefits, which is the largest component of total noninterest expenses, increased $2.2 million or 22.32% for the third quarter of year 2005, and $6.2 million or 22.26% for the nine months ended September 30, 2005, compared to the corresponding periods in 2004. Such increases are attributed to the increases in personnel, normal salary increases and related employees’ benefits, principally attributed to our continued expansion in the San Juan Metropolitan area and our entrance to the east coast of Puerto Rico. On October 22, 2004, we opened our flagship mega branch in Old San Juan, and on March 16, 2005, we opened our new state of the art mega branch in Humacao. At September 30, 2005, the Company had 1,266 full-time employees, including its executive officers, an increase of 125 employees or 10.95% since September 30, 2004.
Advertising expense decreased by $1.1 million or 36.49% for the three months ended September 30, 2005, and $2.2 million or 24.19% for the nine months ended September 30, 2005, when compared to the same periods in 2004, as the Company concluded its radio, newspaper and television campaign promoting Westernbank’s institutional image and positioning the Company for its strategy in the San Juan Metropolitan area that was in effect during most of the year 2004.
Noninterest expenses, other than salaries and employees’ benefits, and advertising discussed above, increased by $1.2 million or 9.68% for the third quarter of 2005, and by $1.1 million or 3.04% for the nine months ended September 30, 2005, as a result of the Company’s continued expansion in the San Juan Metropolitan area and our entrance to the east coast of Puerto Rico.
The Company has maintained operating expenses at adequate levels, and achieved an efficiency ratio of 29.69% for the nine months ended September 30, 2005, and 30.97% for the third quarter of year 2005, compared to 30.38% and 29.92% for the same periods of 2004, respectively.
Provision for Income Taxes
Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%. The current provision for Puerto Rico income taxes for the three and nine months ended September 30, 2005, amounted to $16.3 million and $39.6 million, respectively, significantly higher when compared to $6.3 million and $19.9 million for the same periods of 2004, respectively. The increase in the current provision for income taxes is attributed to two factors. First, on August 1, 2005, the Governor of Puerto Rico signed Law No. 41 which imposes a transitory additional surtax of 2.5% over net taxable income. This transitory additional tax will be in effect for taxable years 2005 and 2006 and had a retroactive effect to January 1, 2005. Accordingly, the Company recorded an additional current income tax provision of $2.5 million during the quarter ended September 30, 2005, of which $1.6 million corresponds to the retroactive effect of this bill for the first six months of year 2005. Second, the increase in the income before the provision for income taxes was primarily due to the significant increase in the Company’s taxable income derived from increases in the loans portfolio; changing the proportion between exempt and taxable income, increasing the Company’s effective tax rate.
For the three months ended September 30, 2005, the deferred credit remained relatively unchanged, while for the nine month period ended September 30, 2005, the deferred credit decreased by $2.2 million, when compared to the same periods in 2004. The decrease for the nine month period ended September 30, 2005, is attributable to temporary differences in the recognition of certain items for tax and books, principally changes in the allowance for loan losses. Even though the Company’s effective tax rate increased, it continues to be substantially below the statutory rate.
During October 2005, the Puerto Rico Legislature (the Senate and the House of Representatives) approved a bill to impose an additional transitory income tax of 1% on net taxable income, applicable to Puerto Rico banking institutions. This transitory additional tax, if signed into law by the Governor of Puerto Rico, is expected to be also in effect for two years and would be in addition to the already approved 2.5% surtax on taxable income applicable for taxable years 2005 and 2006, raising the marginal tax rate for Puerto Rico financial institutions to 42.5%. This bill is in substitution of the previously proposed 4% transitory tax on taxable net interest income. There is no assurance that this proposal will not be approved or significant changes made before it is signed into law. The final impact of this proposal will depend on the final bill, if approved, and the actual distribution of taxable and exempt income in each applicable year.
Net Income
Net income for the three months ended September 30, 2005, decreased $4.2 million or 9.55%, when compared to the same period in 2004. The decrease in net income for the three month period ended September 30, 2005, when compared to the same period in 2004, was mainly due to a significant increase in the provision for income taxes, partially offset by an increase in net interest income, and a decrease in the provision for loan losses.
Net income for the nine months ended September 30, 2005, increased $8.6 million or 6.85% when compared to the nine months ended September 30, 2004. The increase in net income for the nine month period ended September 30, 2005, when compared to the same period in 2004, was mainly due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by a significant increase in the provision for income taxes and an increase in noninterest expenses.
FINANCIAL CONDITION
The Company had total assets of $15.71 billion as of September 30, 2005, compared to $14.34 billion as of December 31, 2004, an increase of $1.37 billion or 9.59%. Loans receivable-net, grew by $1.46 billion or 24.61%, from $5.94 billion at December 31, 2004, to $7.40 billion at September 30, 2005, as a result of the Company’s continued strategy of growing its loans portfolio through commercial real estate, residential real estate, construction and land acquisition, asset-based and other commercial loans. The investment portfolio, excluding money market instruments, stands at $7.00 billion at September 30, 2005, a slight increase of $58.4 million, in comparison to December 31, 2004. Money market instruments decreased $168.4 million or 15.79%, from $1.1 billion at December 31, 2004, to $898.4 million at September 30, 2005. Changes in both portfolios are attributable to approximately $150.0 million previously invested in money market instruments that were reinvested during the quarter into $150.0 million on tax exempt securities, specifically U.S. Government and agencies obligations on a short-term basis, as part of the management strategy of growing W Holding exempt interest income.
As of September 30, 2005, total liabilities amounted to $14.53 billion, an increase of $1.27 billion or 9.58%, when compared to $13.25 billion as of December 31, 2004. Deposits increased $1.65 billion or 26.54%, from $6.23 billion as of December 31, 2004, to $7.89 billion as of September 30, 2005. Federal funds purchased and repurchase agreements decreased $366.8 million or 5.48%, from $6.68 billion as of December 31, 2004, to $6.32 billion as of September 30, 2005.
Loans
Loans receivable-net, were $7.40 billion or 47.12% of total assets at September 30, 2005, an increase of $1.46 billion or 24.61%, when compared to $5.94 billion at December 31, 2004.
The Company continues to focus on growing its commercial loans portfolio through commercial real estate, construction and land acquisition, asset-based and other commercial loans. As a result, the commercial real estate loan portfolio increased from $3.15 billion as of December 31, 2004, to $3.86 billion as of September 30, 2005, an increase of $710.3 million or 22.51%. Other commercial loans not collateralized by real estate were $989.2 million as of September 30, 2005, an increase of $220.6 million or 28.69%, from $768.6 million at December 31, 2004.
The residential real estate mortgage loans portfolio, excluding construction loans, increased from $902.9 million at December 31, 2004, to $1.35 billion at September 30, 2005, an increase of $445.7 million or 49.36%. This increase is mainly due to the purchase of residential mortgage loans on a floating rate basis from a third party mortgage originator in Puerto Rico, as part of management’s strategy of emphasizing in growing its variable rate loans, in light of the current rising interest rate scenario. No such purchase was made during the quarter ended September 30, 2005.
Westernbank’s commercial real estate and other loans are primarily variable and adjustable rate products. At September 30, 2005, approximately 80% of the loan portfolio carries a floating rate. Commercial loan originations come from existing customers as well as through direct solicitation and referrals. Westernbank offers different types of consumer loans, including secured and unsecured products, in order to provide a full range of financial services to its retail customers. In addition, Westernbank offers VISA ™ and MasterCard ™ accounts to its customers.
As of September 30, 2005, commercial loans were 65.56% (80% of which is collateralized by real estate) and consumer loans were 11.32% (67% of which is collateralized by real estate) of the $7.40 billion loan portfolio-net. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of September 30, 2005. At September 30, 2005, Westernbank Business Credit, our asset-based lending division had commercial loans principally secured by real estate (51%), accounts receivable, inventory and equipment amounting to $1.25 billion. The Expresso of Westernbank (generally unsecured consumer lending) division’s loans portfolio amounted to $135.9 million. At September 30, 2005, the average yield on Westernbank Business Credit division asset-based loans portfolio was 6.91%, while for the Expresso of Westernbank division’s loans portfolio, the average yield was 22.89%.

The following table sets forth the composition of Westernbank’s loans portfolio at the dates indicated.

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Residential real estate:
Mortgage, mainly 1-4 family residences	$1,348,630	18.2%	$902,937	15.2%
Construction	449,156	6.1	328,145	5.5
Commercial, industrial and agricultural (1):
Real estate	3,864,933	52.2	3,154,679	53.1
Business and others	989,179	13.4	768,604	12.9
Consumer and others (2)	838,212	11.3	866,934	14.6

Total loans	7,490,110	101.2	6,021,299	101.3
Allowance for loan losses	(86,596)	(1.2)	(80,066)	(1.3)

Loans — net	$7,403,514	100.0%	$5,941,233	100.0%

(1)	Includes $1.25 billion and $831.1 million at September 30, 2005 and December 31, 2004, respectively, of Westernbank Business Credit division’s outstanding loans.

(2)	Includes $135.9 million and $144.0 million at September 30, 2005 and December 31, 2004, respectively, of Expresso of Westernbank division’s outstanding loans.
Residential real estate mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At September 30, 2005, residential mortgage loans included $12.8 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.
Westernbank originated $1.24 billion of commercial real estate loans, including asset-based and construction loans, during the nine month period ended September 30, 2005. At September 30, 2005, commercial real estate loans totaled $3.86 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. At September 30, 2005, the Company maintained its status as a secured lender, with approximately 83% of its loans collateralized by real estate.

The portfolio of Consumer and Other loans at September 30, 2005, consisted of consumer loans of $838.2 million, of which $561.3 million are secured by real estate, $247.4 million are unsecured consumer loans (consisting of $116.9 million of Expresso of Westernbank division’s unsecured loans portfolio, credit card loans of $51.6 million and other consumer loans of $78.9 million) and loans secured by deposits in Westernbank totaling $29.5 million.
The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at September 30, 2005. Contractual maturities do not necessarily reflect the actual term of a loan, including prepayments.

		MATURITIES
			After one year to five years		After five years
				(In thousands)
	Balance
	Outstanding at
	September 30,	One year or	Fixed interest	Variable interest	Fixed interest	Variable interest
	2005	less	rates	rates	rates	rates
Residential real estate:
Mortgage	$1,348,630	$6,444	$15,189	$37	$188,025	$1,138,935	(1)
Construction	449,156	248,998	—	200,158	—	—

Commercial, industrial and agricultural:
Real Estate	3,864,933	1,000,642	407,383	777,833	69,379	1,609,696
Business and other	989,179	332,926	37,391	463,381	6,436	149,045

Consumer and other	838,212	122,470	177,737	11,843	88,108	438,054

Total	$7,490,110	$1,711,480	$637,700	$1,453,252	$351,948	$3,335,730

(1)	Includes $1.13 billion of purchased fixed rate loans in which seller guarantees the Company a return at a floating rate of interest (three month LIBOR plus a spread). See Note 10 — On Balance Sheet Derivative Instruments and Hedging Activities — Notes to Consolidated Financial Statements (unaudited).
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
Westernbank’s Senior Credit Committee approval is required for all loans in excess of $20.0 million ($15.0 million in the case of Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans from $1.0 million to $20.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed of a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $20.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee are also reviewed and ratified by the Board of Directors. All loans in excess of $50.0 million require the approval of the Board of Directors.

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
Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of September 30, 2005, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.80% (less than 1%), compared to 0.55% (less than 1%) at December 31, 2004. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “Non-performing loans and foreclosed real estate held for sale”.
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
Westernbank offers the service of VISA™ and MasterCard™ credit cards. At September 30, 2005, there were approximately 22,791 outstanding accounts, with an aggregate outstanding balance of $50.1 million and unused credit card lines available of $88.8 million.
In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of September 30, 2005, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loans portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.53%, an increase of 50 basis points when compared to 1.03% at December 31, 2004. The increase in the delinquency ratio from 2004 to 2005 was mainly due to delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.
Westernbank has 83% of its loans portfolio as of September 30, 2005, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.74% at September 30, 2005, and 0.57% at December 31, 2004.
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
The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful.

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Commercial, industrial and agricultural loans	$39,480	$25,417
Consumer loans	8,616	7,122
Residential real estate mortgage and construction loans	3,631	1,730

Total non-performing loans	51,727	34,269
Foreclosed real estate held for sale	4,096	3,811

Total non-performing loans and foreclosed real estate held for sale	$55,823	$38,080

Interest that would have been recorded if the loans had not been classified as non-performing	$4,195	$3,557

Interest recorded on non-performing loans	$733	$243

Total non-performing loans as a percentage of total loans at end of period	0.69%	0.57%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.36%	0.27%

Non-performing loans stand at $51.7 million or 0.69% (less than 1%) of Westernbank’s loans portfolio at September 30, 2005, an increase of $17.5 million, when compared to $ 34.3 million at December 31, 2004. The increase in non-performing loans mainly comes from the Company’s commercial loans portfolio. Non-performing loans on the commercial loans portfolio increased by $ 14.1 million, when compared to December 31, 2004. The increase is mainly attributed to one borrower with four loans with an aggregate principal balance of $8.4 million and two additional loans with principal balances of $1.5 million and $1.1 million, respectively. These loans are fully collateralized by real estate properties and did not require any valuation allowance. At September 30, 2005, none of the additional non-performing loans exceeded $1.0 million in outstanding principal balance.
At September 30, 2005, the allowance for possible loan losses was 167.41% of total non-performing loans (reserve coverage). Of the total allowance of $86.6 million, $11.1 million is the specific allowance and the remaining $75.5 million is the general allowance.
Net loans charged-off in the third quarter of 2005 were $3.8 million or 0.21% (annualized) to average loans, a significant improvement when compared to $6.2 million or 0.44% (annualized) to average loans for the same period in 2004, a decrease of $2.4 million or 37.95%. For the nine months ended September 30, 2005, net charge-offs amounted to $10.5 million or 0.21% (annualized) to average loans, also a decrease of $4.7 million, when compared to $15.2 million or 0.38% (annualized) to average loans in 2004. The decrease in net loans charged-off for the third quarter and the nine months of 2005 when compared to the same quarter in 2004, is principally attributed to lower net charge-offs of consumer loans. Loans charged-off by the Expresso of Westernbank division, the principal component of the consumer loans charged-off, decreased from $3.2 million during the third quarter of 2004, to $2.4 million for the third quarter of 2005, a decrease of $821,000 or 25.31%. On a year to year basis, loans charged-off by the Expresso of Westernbank division, decreased by $3.0 million or 43.62%, from $9.9 million for the nine months ended September 30, 2004, to $6.9 million for the nine months ended September 30, 2005.
On a linked quarter comparison, loans charged-off by the Expresso of Westernbank division have stabilized at lower levels when compared to the higher write-off experienced in the first half of 2004, being $2.5 million in the fourth quarter of 2004, $2.1 million in the first quarter of 2005, $2.4 million in the second quarter of 2005, and $2.4 million in the third quarter of 2005. Management strategy of stabilizing charge offs and increasing the yield of the Expresso loan portfolio by continuously revising its underwriting policies, increasing the level of collateralized loans, and increasing the overall rates charged has resulted in lower levels in net charge offs and a higher yield. The average yield of the Expresso of Westernbank loan portfolio was 22.89% at September 30, 2005. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at September 30, 2005, already accounts for 14% of the outstanding balance.
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
At September 30, 2005, Westernbank’s allowance for loan losses was $86.6 million, consisting of $75.5 million formula allowance (general allowance) and $11.1 million of specific allowance.

As of September 30, 2005, the allowance for loan losses equals 1.16% of total loans, and 167.41% of total non-performing loans, compared with an allowance for loan losses at December 31, 2004, of $80.1 million or 1.33% of total loans, and 233.64% of total non-performing loans.
As of September 30, 2005, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.
The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

			Year Ended
	Nine Months Ended		December 31,
	September 30, 2005		2004
	(Dollars in thousands)
Balance, beginning of year	$80,066		$61,608

Loans charged-off:
Consumer loans (1)	(9,608)		(16,473)
Commercial, industrial and agricultural loans	(2,784)		(5,433)
Real estate-mortgage and construction loans	(63)		(297)

Total loans charged-off	(12,455)		(22,203)

Recoveries of loans previously charged-off:
Consumer loans (2)	1,366		1,920
Commercial, industrial and agricultural loans	443		1,844
Real estate-mortgage and construction loans	176		206

Total recoveries of loans previously charged-off	1,985		3,970

Net loans charged-off	(10,470)		(18,233)

Provision for loan losses	17,000		36,691

Balance, end of period	$86,596		$80,066

Ratios:
Allowance for loan losses to total loans at end of period	1.16%		1.33%
Provision for loan losses to net loans charged-off	162.37%		201.23%
Recoveries of loans to loans charged-off in previous period	11.95	% (3)	26.71%
Net loans charged-off to average total loans (4)	0.21	% (3)	0.34%
Allowance for loan losses to non-performing loans	167.41%		233.64%

(1)	Includes $6.9 million and $12.4 million of Expresso of Westernbank loans charged-off for the nine months ended September 30, 2005 and for the year ended December 31, 2004, respectively.

(2)	Includes $712,000 and $1.0 million of Expresso of Westernbank loans recoveries for the nine months ended September 30, 2005 and for the year ended December 31, 2004, respectively.

(3)	Ratio is annualized for comparison purposes.

(4)	Average loans were computed using beginning and period-end balances.

The following table presents the allocation of the allowance for credit losses, the loans portfolio composition percentage and the allowance coverage ratio in each category to total loans, as set forth in the “Loans” table on page 46.

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Allowance for credit losses at end of period:

Commercial, industrial and agricultural loans (1)	$66,867	$58,208
Consumer loans (2)	14,441	19,425
Residential real estate mortgage and construction loans	3,380	407
Unallocated	1,908	2,026

Total allowance for loan losses	$86,596	$80,066

Loan portfolio composition percentages at end of period:

Commercial, industrial and agricultural loans	64.81%	65.15%
Consumer loans	11.19%	14.40%
Residential real estate mortgage and construction loans	24.00%	20.45%

Total loans	100.00%	100.00%

Allowance coverage ratio at period end:

Applicable to:

Commercial, industrial and agricultural loans	1.37%	1.48%
Consumer loans	1.72%	2.24%
Residential real estate mortgage and construction loans	0.18%	0.03%
Unallocated (as a percentage of total loans)	0.02%	0.03%

Total loans	1.16%	1.33%

(1)	Includes an allowance of $20.7 million and $12.9 million for Westernbank Business Credit loans at September 30, 2005 and December 31, 2004, respectively.

(2)	Includes an allowance of $8.3 million and $13.8 million for Expresso of Westernbank loans at September 30, 2005 and December 31, 2004, respectively.

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
The following table sets forth information regarding the investment in impaired loans:

	September 30, 2005	December 31, 2004
	(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$34,298	$29,975
Do not require a valuation allowance	34,764	24,200

Total	$69,062	$54,175

Valuation allowance for impaired loans	$9,413	$8,412

	September 30, 2005	September 30, 2004
	(In thousands)
Average investment in impaired loans	$57,427	$49,177

Interest collected and recognized as income on impaired loans	$2,328	$1,936

At September 30, 2005, the Company’s investment in impaired loans increased by $14.9 million or 27.48%, from $54.2 million at December 31, 2004, to $69.1 million at September 30, 2005. The increase is mainly attributed to one borrower with four loans with an aggregate principal balance of $8.4 million. These loans are fully collateralized by real estate properties and did not require any valuation allowance.
Investments
The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Investment Committee (composed of members of the Board of Directors, as well as the Chief Executive Officer, the President and the Chief Financial Officer).

The Investment Department is authorized to purchase and sell federal funds, interest bearing deposits in banks, banker’s acceptances of commercial banks insured by the FDIC, mortgage and asset-backed securities, Puerto Rico and U.S. Government and agencies obligations, municipal securities rated A or better by any of the nationally recognized rating agencies, commercial paper and corporate notes rated P-1 by Moody’s Investors Service, Inc. or A-1 by Standard and Poor’s, a Division of the McGraw-Hill Companies, Inc. In addition, the Investment Department is responsible for the pricing and sale of deposits and repurchase agreements.
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
Federal funds sold and resell agreements amounted to $189.7 million and $603.0 million, respectively, at September 30, 2005. Federal funds sold mature the next business day, while resell agreements mature as follows: $53.0 million the next business day, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At September 30, 2005, the fair value of the underlying collateral amounted to $617.0 million.
The following table presents the carrying value of investments at September 30, 2005 and December 31, 2004:

	2005	2004
	(In thousands)
Held to maturity:
US Government and agencies obligations	$6,184,442	$6,004,849
Puerto Rico Government and agencies obligations	31,824	34,822
Corporate notes	26,428	51,418
Mortgage-backed securities	744,319	830,290

Total	6,987,013	6,921,379
Available for sale — Collateralized mortgage obligations (CMO’s)	680	7,881

Total investments	$6,987,693	$6,929,260

Mortgage-backed securities at September 30, 2005 and December 31, 2004, consist of:

	September 30, 2005	December 31, 2004
	(In thousands)
Available for sale:
CMO’s certificates issued or guaranteed by FNMA	$680	$6,116
CMO’s certificates issued or guaranteed by FHLMC	—	1,765

Total available for sale	680	7,881

Held to maturity:
GNMA certificates	8,490	9,881
FHLMC certificates	4,559	5,663
FNMA certificates	2,940	3,642
CMO’s certificates issued or guaranteed by FHLMC	641,664	706,632
CMO’s certificates issued or guaranteed by FNMA	86,666	104,441
CMO’s other	—	31

Total held to maturity	744,319	830,290

Total mortgage-backed securities	$744,999	$838,171

At September 30, 2005, no investment of a single issuer (in aggregate balance) exceeded 10% of the consolidated stockholders’ equity.

The carrying amount of investment securities at September 30, 2005, by contractual maturity (excluding mortgage-backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$149,953	3.27%
Due after one year through five years	5,698,544	3.95
Due after five years through ten years	335,945	4.36
Due after ten years	—	—

	6,184,442	3.96

Puerto Rico Government and agencies obligations:
Due within one year	3,000	5.00
Due after one year through five years	17,904	4.51
Due after five years through ten years	9,570	4.41
Due after ten years	1,350	6.15

	31,824	4.60

Other:
Due within one year	—	—
Due after one year through five years	5,000	6.13
Due after five years through ten years	—	—
Due after ten years	21,428	8.33

	26,428	7.91

Total	6,242,694	3.98

Mortgage-backed securities	744,999	4.24

Total	$6,987,693	4.00%

The Company’s investment portfolio at September 30, 2005, had an average contractual maturity of 47 months, when compared to an average maturity of 53 months at December 31, 2004. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of September 30, 2005, had a remaining average contractual maturity of 6 months. However, no assurance can be given that such levels will be maintained in future periods.
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

The Company’s investment portfolio as of September 30, 2005, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in unrealized loss position as of September 30, 2005. These unrealized losses relate to interest rate changes. Investment securities with prepayment provisions did not have significant unamortized premiums at September 30, 2005. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at September 30, 2005.
See Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for recent developments on the measurement and recognition guidance on other-than-temporary impairments.
Deposits
Westernbank offers a diversified choice of deposit accounts. Savings deposits decreased from $829.4 million as of December 31, 2004, to $816.2 million as of September 30, 2005, a decrease of $13.2 million or 1.59%. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $5.40 billion as of December 31, 2004, to $7.07 billion as of September 30, 2005, an increase of $1.67 billion or 30.86%. Other deposits include brokered deposits amounting to $5.50 billion at September 30, 2005 and $4.16 billion at December 31, 2004. These accounts have historically been a stable source of funds.
At September 30, 2005, Westernbank had total deposits of $7.89 billion, of which $816.20 million or 10.35% consisted of savings deposits, $330.0 million or 4.18% consisted of interest bearing demand deposits, $288.9 million or 3.66% consisted of noninterest bearing deposits, and $6.45 billion or 81.80% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
At September 30, 2005, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$112,199
over 3 months through 6 months	58,892
over 6 months through 12 months	91,168
over 12 months	100,263

Total	$362,522

The following table sets forth the average amount and the average rate paid on the following deposit categories for the nine months ended September 30, 2005 and 2004:

	September 30, 2005		September 30, 2004
	Average	Average	Average	Average
	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$5,782,891	3.34%	$4,526,358	2.54%
Savings deposits	806,189	2.09%	771,833	2.15%
Interest bearing demand deposits	200,335	2.86%	199,484	2.61%
Noninterest bearing demand deposits	353,221	—	294,066	—

	$7,142,636	3.02%	$5,791,741	2.36%

Borrowings
The following table sets forth the borrowings of the Company at the dates indicated:

	September 30, 2005	December 31, 2004
	(In thousands)
Federal funds purchased and repurchase agreements (1)	$6,316,767	$6,683,527
Advances from Federal Home Loan Bank (FHLB)	172,000	211,000
Mortgage note payable	36,544	36,858

	$6,525,311	$6,931,385

(1)	Federal funds purchased amounted to $75.0 million at December 31, 2004, at a weighted average interest rate of 2.37%, and mature within one day. No such borrowings were outstanding at September 30, 2005.
Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.32 billion in repurchase agreements outstanding at September 30, 2005, at a weighted average rate of 3.94%. Repurchase agreements outstanding as of September 30, 2005, mature as follows: $1.58 billion within 30 days; $715.1 million 31 days to 90 days; $651.6 million in 2007; $1.11 billion in 2008; and $2.25 billion thereafter.
Westernbank also obtains advances from FHLB of New York. As of September 30, 2005, Westernbank had $172.0 million in outstanding FHLB advances at a weighted average rate of 4.39%. Advances from FHLB mature as follows: $70.0 million in 2006; $60.0 million in 2007; and $42.0 million in 2010.
At September 30, 2005, with respect to repurchase agreements amounting to $2.57 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $626.0 million at September 30, 2005, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
At September 30, 2005, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.5 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to (1) the greater of 13.05% or the Treasury Rate plus five percentage points or (2) 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.
The following table presents certain information regarding Westernbank’s borrowings, excluding the mortgage payable, for the periods indicated.

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Amount outstanding at period end	$6,488,767	$6,894,527
Monthly average outstanding balance	6,643,005	5,831,435
Maximum outstanding balance at any month end	6,819,201	6,894,527
Weighted average interest rate:
For the nine months and year ended	3.42%	2.50%
At the end of period	3.95%	2.88%
Stockholders’ Equity
As of September 30, 2005, total stockholders’ equity amounted to $1.18 billion, an increase of $103.9 million or 9.61%, when compared to $1.08 billion as of December 31, 2004. The increase resulted primarily from the issuance of 401,300 shares of the Company’s Series H Preferred Stock under an over-allotment option to the underwriter, with a liquidation price of $50 per share, completed on January 3, 2005, providing a net capital infusion of $19.5 million, plus the net income of $134.4 million generated during the nine month period ended September 30, 2005, partially offset by total dividends declared during the period of $50.6 million on the Company’s common stock and preferred stock.
The period-end number of common shares outstanding increased from 163,918,835 as of December 31, 2004, to 164,066,058 as of September 30, 2005, as a result of the conversion of 32,092 shares of the Company’s convertible preferred stock Series A, into 112,110 shares of the Company’s common stock, and the issuance of 35,113 common shares from the exercise of stock options.

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
SELECTED FINANCIAL RATIOS AND OTHER DATA
The following table sets forth, for the indicated periods, certain ratios reflecting the productivity, profitability and other selected data of the Company:

	Three Months Ended				Nine Months Ended				Year Ended
	September 30,				September 30,				December 31,
	2005		2004		2005		2004		2004
	(Amounts in thousands, except per share data)
Per share data:
Dividend payout ratio	25.32%		15.66%		21.37%		16.69%		16.24%
Book value per common share	$3.99		$3.29	(2)	$3.99		$3.29	(2)	$3.48
Preferred stock outstanding at end of period	18,163		15,245		18,163		15,245		17,794
Preferred stock equity at end of period	$531,006		$381,136		$531,006		$381,136		$511,744

Performance ratios:
Return on assets	1.03	%(1)	1.33	%(1)	1.19	%(1)	1.34	%(1)	1.33%
Return on common stockholders’ equity	19.15	%(1)	28.81	%(1)	23.22	%(1)	28.67	%(1)	28.55%
Efficiency ratio	30.97%		29.92%		29.69%		30.38%		30.51%
Operating expenses to total end-of-period assets	0.70%		0.75%		0.67%		0.73%		0.70%

Capital ratios:
Total capital to risk-weighted assets	14.58%		14.09%		14.58%		14.09%		15.70%
Tier I capital to risk-weighted assets	13.72%		13.15%		13.72%		13.15%		14.78%
Tier I capital to average assets	7.64%		7.00%		7.64%		7.00%		7.72%
Equity-to-assets ratio (1)	7.58%		6.82%		7.55%		6.82%		7.39%

Other selected data:

Total trust assets managed	$479,734		$388,832		$479,734		$388,832		$398,709
Branch offices	53		51		53		51		52
Number of full-time employees	1,266		1,141		1,266		1,141		1,175

(1)	The return on assets is computed by dividing annualized net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing annualized net income less preferred stock dividends by average common stockholders’ equity. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

(2)	Adjusted to reflect the three-for-two stock split and a 2% stock dividend on our common stock declared in December 2004, both distributed on January 10, 2005.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
The information required herein is incorporated by reference from page 58 of the Company’s Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.
LIQUIDITY
Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At September 30, 2005, the Company had approximately $1.75 billion in securities and other short-term securities maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities available for sale and securitizable loans.
Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowing, such as federal funds purchased and repurchase agreements. Other borrowings funding source limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the Broker Deposits Market as a source of cost effective deposit funding in addition to local market deposit inflows. Westernbank’s ability to acquire brokered deposits can be restricted if in the future it becomes less than well-capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the Federal Home Loan Bank (FHLB) as a funding source, issuing notes payable, such as advances, and other borrowings, such as repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires Westernbank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively.
The Company’s liquidity targets are reviewed monthly by the Investment Committee and are based on the Company’s commitment to make loans and investments and its ability to generate funds. The Committee’s targets are also affected by yields on available investments and upon the Committee’s judgment as to the attractiveness of such yields and its expectations as to future yields.

The Company’s investment portfolio at September 30, 2005, had an average contractual maturity of 47 months. Assuming that all call features are exercised, the Company’s investment portfolio as of September 30, 2005, had a remaining average contractual maturity of 6 months. However, no assurance can be given that such levels will be maintained in future periods.
As of September 30, 2005, Westernbank had line of credit agreements with seven commercial banks permitting Westernbank to borrow a maximum aggregate amount of $315.0 million, mainly through federal funds purchased. There were no borrowings outstanding as of September 30, 2005, under such lines of credit. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.
Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at September 30, 2005, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total
	(In thousands)
Short-term borrowings	$1,866,163	$—	$—	$—	$1,866,163
Long-term borrowings	503,800	1,824,606	877,000	1,453,742	4,659,148
Operating lease obligations	2,230	2,547	724	342	5,843

Total contractual obligations	$2,372,193	$1,827,153	$877,724	$1,454,084	$6,531,154

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At September 30, 2005, the Company had $4.02 billion in time deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.
The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at September 30, 2005, is presented below:

		Less than one
	Total	year	2-5 years
	(In thousands)
Unused lines of credit	$297,659	$194,619	$103,040
Commercial letters of credit	15,802	15,802	—
Commitments to extend credit	702,325	334,417	367,908

Total	$1,015,786	$544,838	$470,948

Due to the nature of the Company’s unfunded commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent the amounts that the Company anticipates funding in the periods presented above.
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
As of March 31, 2005 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At September 30, 2005, there are no conditions or events since the latest examination date that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at September 30, 2005:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$1,268,992	14.58%	$696,280	8.00%	N/A	N/A
Westernbank	1,204,707	13.86%	695,216	8.00%	$869,020	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	1,182,396	13.72%	344,676	4.00%	N/A	N/A
Westernbank	1,118,112	13.00%	344,144	4.00%	516,216	6.00%

Tier I Capital to Average Assets:
Consolidated	1,182,396	7.64%	464,435	3.00%	N/A	N/A
Westernbank	1,118,112	7.26%	462,309	3.00%	770,514	5.00%
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
Interest rate risk is addressed by the Company’s Asset & Liability Committee (“ALCO”), which includes the full Board of Directors and certain senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus or minus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. The Company measures the impact on market value for an immediate and sustained 200 basis points increase or decrease (shock) in interest rates.
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
The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines, are sold for cash upon origination. In addition, the Company enters into certain derivative financial instruments to hedge various exposures or to modify interest rate characteristics of various statements of financial condition items. (See “Note 10 — On Balance Sheet Derivative Instruments and Hedging Activities — Notes to Consolidated Financial Statements (unaudited)”).

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
September 30, 2005:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
	(Dollars in thousands)
+200 Basis Points	$262,434	$(34,153)	(11.52)%
Base Scenario	296,588	—	—
-100 Basis Points	322,170	25,582	8.63%
December 31, 2004:

Change in Interest Rate	Expected NII (*)	Amount Change	% Change
	(Dollars in thousands)
+200 Basis Points	$268,838	$(49,112)	(15.44)%
Base Scenario	317,950	—	—
-100 Basis Points	307,734	(10,216)	(3.31)%

(*)	The NII figures exclude the effect of the amortization of loan fees. Given the fed funds rate of 3.75% at September 30, 2005, and 2.25% at December 31, 2004, a linear 100 basis points decrease for September 30, 2005 and December 31, 2004, was modeled in the estimated change in interest rate in place of the linear 200 basis points decrease.
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
On August 1, 2005, the Governor of Puerto Rico signed Law No. 41 which imposes a transitory additional tax of 2.5% over net taxable income. This transitory additional tax will be in effect for taxable years 2005 and 2006 and had a retroactive effect to January 1, 2005. Accordingly, the Company recorded an additional current income tax provision of $2.5 million during the quarter ended September 30, 2005, of which $1.6 million corresponds to the retroactive effect of this bill for the first six months of year 2005.
During October 2005, the Puerto Rico Legislature (the Senate and the House of Representatives) approved a bill to impose an additional transitory income tax of 1% on net taxable income, applicable to Puerto Rico banking institutions. This transitory additional tax, if signed into law by the Governor of Puerto Rico, is expected to be also in effect for two years and would be in addition to the already approved 2.5% surtax on taxable income applicable for taxable years 2005 and 2006, raising the marginal tax rate for Puerto Rico financial institutions to 42.5%. This bill is in substitution of the previously proposed 4% transitory tax on taxable net interest income. There is no assurance that this proposal will not be approved or significant changes made before it is signed into law. The final impact of this proposal will depend on the final bill, if approved, and the actual distribution of taxable and exempt income in each applicable year.
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
The Company has received from the Securities and Exchange Commission (the “SEC”) notice of a formal order of private investigation into matters that were the subject of a previously announced informal inquiry by the SEC. As previously disclosed, the inquiry appears to be primarily related to the other-than-temporary impairment charges announced by the Company in April 2003, in connection with its investments in corporate bond and loan obligations. The Company is cooperating fully with the SEC and will continue to do so. The Company does not expect to comment further regarding this matter, as the formal order is a confidential document directing a non-public investigation.
Item 6. Exhibits
31.1 CEO Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2 CFO Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
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
Registrant:
W HOLDING COMPANY, INC.

Date: November 7, 2005	By	/s/ Frank. C. Stipes

Frank C. Stipes, Esq.
Chairman of the Board and
Chief Executive Officer

Date: November 7, 2005	By	/s/ Ricardo Hernández

Ricardo Hernández, CPA
Chief Financial Officer

Index to Exhibits
31.1 CEO Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2 CFO Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
32.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.