Form 10-K
period 2005-12-31
W HOLDING CO INC
filed 2006-04-24
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File No. 000-27377
W HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Commonwealth of Puerto Rico	66-0573197
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

19 West McKinley Street, Mayagüez, Puerto Rico	00681
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (787) 834-8000
Securities registered pursuant to Section 12 (b) of the Act:

Common Stock ($1.00 par value per share)	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange in Which Registered)
Securities registered pursuant to Section 12 (g) of the Act:
(Title of Each Class)
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
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☑                      Accelerated Filer ☐                      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2005, was $1,676,603,295 based upon the reported closing price of $10.22 on the New York Stock Exchange as of June 30, 2005.
Number of shares of Common Stock outstanding as of March 31, 2006: 164,235,639
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be held on May 30, 2006 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this Form 10-K, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. In general, the word or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify forward-looking statements. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Some of the important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expense, increase earning assets and non-interest income, and maintain its net interest margin; (iii) fluctuations in interest rate and inflation; and (iv) the level of demand for new and existing products. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.
PART I
ITEM 1. BUSINESS
GENERAL
     W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, were not significant.
     In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
     At December 31, 2005, the Company had total assets of $16.15 billion, a loan portfolio-net of $7.82 billion, an investment portfolio of $7.08 billion, excluding money market instruments of $803.7 million, deposits of $8.38 billion, borrowings of $6.47 billion and stockholders’ equity of $1.19 billion. The Company has improved its efficiency ratio from 42.79% in 2001, to 30.67% for the year ended December 31, 2005.
     Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at December 31, 2005. Westernbank operates through a network of 55 bank branches (including 20 Expresso of Westernbank branches) located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 13 in the San Juan metropolitan area, 7 in the Northeastern region, and 2 in the Eastern region, and a website on the Internet. Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates four other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, were not significant.
     Westernbank seeks to differentiate itself from other banks by focusing on customer relationships and personalized service, offering customers direct access to senior management. As part of this strategy, Westernbank strives to make fast and effective decisions locally. Westernbank’s branches offer modern facilities with advanced technology and remain open to customers for longer hours compared to many other local banks, with a number of branches offering both Saturday and Sunday hours. In addition, Westernbank trains its employees to promote an effective and customer-focused sales culture. Westernbank is one of the fastest-growing commercial banks in Puerto Rico, increasing both total assets and loans at an average annual growth rate of over 28.80% for the last five fiscal years. The Company has achieved this growth while consistently maintaining a ratio of non-performing loans to total loans and a combined delinquency on all loan portfolios for the categories of 60 days and over below 1.00%.

     The Company continues to emphasize growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolio. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed-rate residential mortgage loans to assets with shorter maturities and greater repricing flexibility. As of December 31, 2005, commercial loans were $5.27 billion or 67.47% (80.79% collateralized by commercial real estate) and consumer loans were $830.4 million or 10.62% (70.56% collateralized by residential real estate) of the $7.82 billion loan portfolio-net. Investment securities, excluding money market instruments of $803.7 million, totaled $7.08 billion at December 31, 2005. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 84% of its loans collateralized by real estate as of December 31, 2005.
     The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. The Company has opened 13 branches in the San Juan metropolitan area since 1998. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza; a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. In addition, the Company continues to build upon its existing platform and further expands its fee-based businesses, including insurance brokerage, trust services and securities brokerage. On October 22, 2004, Westernbank opened its most advanced banking branch in the historic city of Old San Juan, Puerto Rico; on March 16, 2005, it opened its first mega branch in the eastern region of Puerto Rico, in the town of Humacao and on December 28, 2005, it opened its newest mega branch in the Condado area in the city of San Juan.
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
     The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of Westernbank’s division known as Westernbank International. Other operations of the Company, not reportable in either segment, include Westernbank Business Credit Division; Westernbank Trust Division; SRG Net, Inc.; Westernbank Insurance Corp.; Westernbank World Plaza, Inc.; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly owned subsidiaries. Separate condensed financial information of the Parent Company only is provided in Note 24 to the consolidated financial statements.
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
     Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2005, 2004, and 2003, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities of and loans to entities located in the United States of America. At December 31, 2005, Westernbank International had $265.7 million in loans outstanding of which $64.1 million were foreign loans (see Note 23 to the consolidated financial statements).
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

     The information required by Item 101 (b) of Regulation S-K appears in the Company’s Consolidated Financial Statements, and is incorporated herein by reference. See Note 23 to the consolidated financial statements for further information about the Company’s business segments.
LENDING ACTIVITIES
     GENERAL. At December 31, 2005, the Company’s net loans amounted to $7.82 billion or 48.38% of total assets.
     The following table sets forth the composition of the Company’s loans portfolio at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate — mortgage (1)	$4,260,258	54.5%	$3,154,679	53.3%	$2,261,465	48.3%	$1,647,602	38.9%	$1,115,700	39.3%
Residential real estate — mortgage (2)	1,298,535	16.6	879,056	14.9	894,007	19.1	844,803	22.5	847,462	29.9
Construction — mortgage	505,760	6.5	328,145	5.5	202,600	4.3	181,266	4.8	117,957	4.2
Commercial, industrial and agricultural (1)	1,013,092	13.0	768,604	13.0	524,747	11.2	384,200	15.2	378,696	13.3
Consumer and others (3) (4)	830,384	10.6	866,934	14.6	861,907	18.4	743,600	19.8	416,953	14.7

Total loans	7,908,029	101.2	5,997,418	101.3	4,744,726	101.3	3,801,471	101.2	2,876,768	101.4

Allowance for loan losses	(92,406)	(1.2)	(80,066)	(1.3)	(61,608)	(1.3)	(47,114)	(1.2)	(38,364)	(1.4)

Loan — net	$7,815,623	100.0%	$5,917,352	100.0%	$4,683,118	100.0%	$3,754,357	100.00%	$2,838,404	100.00%

(1)	Includes $1.3 billion, $831.1 million, $641.1 million, $427.7 million and $255.8 million of Westernbank Business Credit division outstanding loans at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes fixed and floating interest rate loans to two mortgage originators in Puerto Rico mainly secured by mortgages on one-to-four family residential properties as follows: $1.14 billion, $745.0 million, $750.6 million, $701.6 million, and $685.3 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(3)	Includes $135.0 million, $144.0 million, $155.6 million and $117.4 million of Expresso of Westernbank division outstanding loans at December 31, 2005, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

(4)	Includes $585.9 million, $585.2 million, $521.6 million, $447.9 million and $167.9 million collateralized by real estate at December 31, 2005, 2004, 2003, 2002, 2001, respectively.
     Residential real estate — mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2005, residential mortgage loans included $1.14 billion in commercial loans mainly secured by individual mortgage loans on one-to-four family residential properties to two mortgage originators in Puerto Rico, and $10.8 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.
     The Company has a significant lending concentration of $1.05 billion in one mortgage originator in Puerto Rico at December 31, 2005. Westernbank has outstanding $88.7 million with another mortgage originator in Puerto Rico for a total loans granted to mortgage originators amounting to $1.14 billion at December 31, 2005. These commercial loans are secured by 14,428 individual mortgage loans on residential and commercial real estate with an average principal balance of $78,900 each. The mortgage originators had always paid the loans in accordance with their terms and conditions. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit).
     Westernbank originated $1.74 billion of commercial real estate – mortgage loans, including asset-based and construction loans, during the year ended December 31, 2005. At December 31, 2005, commercial real estate – mortgage loans totaled $4.26 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans, mainly in Canada and in the United Kingdom, amounted to $64.1 million at December 31, 2005. At December 31, 2005, the Company maintained its status as a secured lender, with approximately 84% of its loans collateralized by real estate.
     The portfolio of Consumer and other loans at December 31, 2005, consisted of consumer loans of $830.4 million, of which $585.9 million are secured by real estate, $213.8 million are unsecured consumer loans (consisting of $114.3 million of Expresso of Westernbank division’s unsecured loans portfolio, credit card loans of $49.4 million and other consumer loans of $50.1 million) and loans secured by deposits in Westernbank totaling $30.7 million.
     During 2005, Westernbank securitized $3.7 million and $1.0 million of residential mortgage loans into Government National Mortgage Association and Fannie Mae participation certificates, respectively, and sold loans amounting to $15.7 million to Fannie Mae. Westernbank continues to service outstanding loans which are securitized and those individually sold to Fannie Mae.
     The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at December 31, 2005. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		Maturities
			After one year to five years		After five years
			(In thousands)
	Balance outstanding at	One year or	Fixed	Variable	Fixed	Variable
	December 31, 2005	less	interest	interest	interest	interest
Commercial real estate — mortgage	$4,260,258	$1,014,204	$526,953	$870,825	$75,903	$1,772,373
Residential real estate — mortgage	1,298,535	4,640	17,125	31	199,828	1,076,911	(1)
Construction — mortgage	505,760	273,367	—	232,393	—	—
Commercial, industrial and agricultural	1,013,092	312,002	39,575	551,083	5,771	104,661
Consumer and others	830,384	124,489	178,696	11,095	82,877	433,227

Total	$7,908,029	$1,728,702	$762,349	$1,665,427	$364,379	$3,387,172

(1)	Includes $1.08 billion of floating interest rate (three month LIBOR plus a spread) loans to two mortgage originators in Puerto Rico mainly secured by mortgage loans for one-to-four family residential properties.
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
     Westernbank’s Senior Credit Committee approval is required for all loans in excess of $20.0 million ($15.0 million in the case of Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans from $1.0 million to $20.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed of a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $20.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee are also reviewed and ratified by the Board of Directors of the Company. All loans in excess of $50.0 million require the approval of the Board of Directors of the Company.
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

     Westernbank’s practice is that its limited production and origination of residential real estate loans are mostly conforming loans, eligible for sale in the secondary market. The loan-to-value ratio at the time of origination on residential mortgages is generally 75%, except that Westernbank may lend up to 90% of the lower of the purchase price or appraised value of residential properties if private mortgage insurance is obtained by the borrower for amounts in excess of 80%.
     Westernbank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty-five years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgages are originated with the intent to sell. Westernbank also granted loans mainly secured by individual mortgage loans on one-to-four residential properties to mortgage originators in Puerto Rico. During the first half of the year ended December 31, 2005, Westernbank granted $600.5 million of such loans.
     Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of December 31, 2005, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.85% (less than 1%), compared to 0.55% (less than 1%) at December 31, 2004. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “NON-PERFORMING LOANS AND FORECLOSED REAL ESTATE HELD FOR SALE”.
     Westernbank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by Westernbank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, Westernbank makes fixed-rate residential second mortgage consumer loans. In July 2002, Westernbank launched a new banking division focused on offering consumer loans that now has 20 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $150,000.
     Westernbank offers the service of VISATM and Master CardTM credit cards. At December 31, 2005, there were approximately 22,399 outstanding accounts, with an aggregate outstanding balance of $49.4 million and unused credit card lines available of $86.4 million.
     In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2005, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.13%, compared to 1.03% at December 31, 2004. The increase in the delinquency ratio from 2004 to 2005 was mainly due to delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.
     Westernbank has 84% of its loan portfolio as of December 31, 2005, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.72% at December 31, 2005, and 0.57% at December 31, 2004.
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
     Loan origination and commitment fees vary with the volume and type of loans and commitments made and sold and with competitive conditions in the residential and commercial mortgage markets. Loan origination fees net of related direct loan origination costs are deferred and amortized over the life of the related loans as a yield adjustment using the interest method or a method which approximates the interest method. Commitment fees are also deferred and amortized over the life of the related loans as a yield adjustment. If the commitment expires unexercised, the fee is taken into income.
     Westernbank recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired and assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual servicing right, to the extent that fair value is less than the carrying amount for that right. The total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated servicing income. As of December 31, 2005, Westernbank had $3.1 million in mortgage servicing assets.
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
     The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, but in no event is it recognized after a borrower is 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful. Consumer loans that have principal and interest payments that have become past due one hundred and twenty days and credit cards and other consumer revolving lines of credit that have principal and interest payments that have become past due one hundred and eighty days are charged-off to the allowance for loan losses.
     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Commercial real estate — mortgage and commercial, industrial and agricultural loans	$55,585	$25,417	$24,142	$13,567	$7,947
Residential real estate mortgage and construction loans	2,125	1,730	2,259	2,026	2,735
Consumer loans	6,288	7,122	4,845	3,812	3,431

Total non-performing loans	63,998	34,269	31,246	19,405	14,113
Foreclosed real estate held for sale	4,137	3,811	4,082	3,679	3,013

Total non-performing loans and foreclosed real estate held for sale	$68,135	$38,080	$35,328	$23,084	$17,126

Interest that would have been recorded if the loans had not been classified as non-performing	$4,916	$3,557	$2,500	$1,102	$1,123

Interest recorded on non-performing loans	$743	$243	$583	$775	$1,716

Total non-performing loans as a percentage of total loans at end of period	0.81%	0.58%	0.66%	0.51%	0.49%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.42%	0.27%	0.31%	0.28%	0.29%

     The increase in non-performing loans from year end 2004, to year end 2005 mainly comes from the Company’s Commercial real estate-mortgage, and Commercial, Industrial and Agricultural loans (“C&I”) portfolio. Non-performing loans on the Commercial and C&I loan portfolio increased by $30.2 million, when compared to December 31, 2004. The increase is primarily attributed to one loan of Westernbank Business Credit division originally acquired in the purchased loan portfolio, with an outstanding principal balance of $10.1 million. There is also one borrower with five commercial loans with an aggregate principal balance of $8.4 million, and five other commercial loans with outstanding principal balances between $1.0 million to $3.0 million, with an aggregate outstanding principal balance of $8.2 million. These loans are collateralized with real estate and did not require any valuation allowance. At December 31, 2005, the allowance for possible loan losses was 144.39% of total non-performing loans (reserve coverage).
     The increase in non-performing loans from year end 2003 to year end 2004, was mostly attributed to one commercial loan with a principal balance of $1.5 million, collateralized by real estate. At December 31, 2004, this loan did not require a valuation allowance. At December 31, 2004, the allowance for possible loan losses was 233.64% of total non-performing loans (reserve coverage).
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
     The Unallocated Allowance. An unallocated allowance is established recognizing the estimation risk associated with the formula and specific allowances. It is based upon management’s evaluation of various conditions, the effects of which are not directly measured in determining the formula and specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, regulatory examination results, and findings of our internal credit examiners. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because these are not identified with specific problem credits or portfolio segments.

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
     At December 31, 2005, the allowance for loan losses was $92.4 million, consisting of $76.6 million formula allowance (general allowance) and $15.8 million of specific allowance. As of December 31, 2005, the allowance for loan losses equals 1.17% of total loans, compared with an allowance for loan losses at December 31, 2004, of $80.1 million, or 1.34% of total loans.
     As of December 31, 2005, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance, beginning of year	$80,066	$61,608	$47,114	$38,364	$28,928

Loans charged-off:
Commercial real estate — mortgage and commercial industrial and agricultural loans (1)	(8,233)	(5,433)	(2,479)	(3,389)	(2,970)
Residential real estate-mortgage and construction loans	(121)	(297)	(184)	—	(228)
Consumer loans (2)	(13,809)	(16,473)	(12,203)	(4,576)	(3,840)

Total loans charged-off	(22,163)	(22,203)	(14,866)	(7,965)	(7,038)

Recoveries of loans previously charged-off:
Commercial real estate — mortgage and commercial industrial and agricultural loans	1,008	1,844	1,141	584	133
Residential real estate-mortgage and construction loans	212	206	372	190	175
Consumer loans (3)	2,283	1,920	799	858	996

Total recoveries of loans previously charged-off	3,503	3,970	2,312	1,632	1,304

Net loans charged-off	(18,660)	(18,233)	(12,554)	(6,333)	(5,734)
Provision for loan losses	31,000	36,691	27,048	15,083	12,278
Allowance acquired on loans purchased	—	—	—	—	2,892

Balance, end of period	$92,406	$80,066	$61,608	$47,114	$38,364

Ratios:
Allowance for loan losses to total loans at end of period	1.17%	1.34%	1.30%	1.24%	1.33%
Provision for loan losses to net loans charged-off	166.13%	201.23%	215.45%	238.17%	214.13%
Recoveries of loans to loans charged-off in previous period	15.78%	26.71%	29.03%	23.19%	24.31%
Net loans charged-off to average total loans (4)	0.27%	0.34%	0.29%	0.19%	0.23%
Allowance for loans losses to non-performing loans	144.39%	233.64%	197.17%	242.80%	271.83%

(1)	Includes a $5.3 million partial charged-off in 2005 and a $505,000 charged-off in 2002 of Westernbank Business Credit division, consisting of two loans originally acquired in the purchased loan portfolio from Congress Credit, a subsidiary of First Union National Bank N.A., on June 15, 2001.

(2)	Includes $9.8 million, $12.4 million, $7.9 million and $62,000 of Expresso of Westernbank charge-offs, for the years ended December 31, 2005, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

(3)	Includes $1.1 million, $1.0 million and $17,000 of Expresso of Westernbank recoveries, for the years ended December 31, 2005, 2004 and 2003, respectively.

(4)	Average loans were computed using beginning and period-end balances.
     The Expresso loan portfolio include small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers that are usually low income earners. Therefore, delinquencies in the Expresso of Westernbank division tend to be higher when compared to the total consumer loan portfolio in general.
     The Expresso of Westernbank division has established policies, procedures and controls to assess, monitor and adequately manage the specific credit risk posed by this loan portfolio under the FDIC guidelines for sub-prime lending programs, even though this program does not exceed the 25% of capital applicable for such requirements. The division’s loan analyses and applications are processed in the system software that has embedded controls to help enforce the lending policies and limits as approved by the division’s senior management. Lending parameters and authority levels are programmed in a loan process application, restricting individuals to their level of authority. Also, the system uses tools to assist the loan officer in identifying critical information in the customer’s credit report based on a credit scoring process. The system returns a suggested decision and loan amount, based on the customer’s net disposable income, FICO Score, and credit profile tests. In addition to this package, the division branches obtain a credit report from a second credit bureau to ensure that the lending officer possesses all information needed to make an informed decision and to reduce the division’s credit risk exposure. Overall credit scores for the portfolio are analyzed periodically.

     The increase in loans charged-off by the Expresso of Westernbank division from 2003 to 2004 was attributable to higher delinquencies experienced. In accordance with the Company’s policy, all unsecured closed-end loans that are 120 days past due are charged off. All accounts written-off are submitted to the Company’s Collection Department recovery unit for continued collection efforts.
     Loans charged-off by the Expresso of Westernbank division stabilized at lower levels during the last quarter of 2004 and in 2005. Management’s strategy of stabilizing loan losses and increasing the yield of the Expresso loan portfolio by continuously reviewing its underwriting policies, increasing the level of collateralized loans, and increasing the overall rate charged has resulted in lower levels in net charge-offs and a higher yield. The average yield of the Expresso loan portfolio reached 23.15% at December 31, 2005. Also, the Expresso loan portfolio collateralized by real estate accounts for 15% of the outstanding balance at December 31, 2005.
     The increase in Commercial Real Estate and C&I charged-off in 2005 was primarily due to a partial charge-off of $5.3 million of one loan of Westernbank Business Credit division which was acquired in the original purchased loan portfolio on June 15, 2001. The remaining outstanding principal balance of this loan at December 31, 2005, was $10.1 million and the same is covered by a specific valuation allowance of $6.8 million.

     The following table presents the allocation of the allowance for credit losses, the loan portfolio composition percentage and the allowance coverage ratio in each loan category to total loans, as set forth in the “Loans” table on page 3, at the end of each year.

	AT DECEMBER 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for credit losses:

Commercial real estate — mortgage and commercial, industrial and agricultural loans (1)	$72,723	$58,208	$41,400	$31,671	$24,397
Residential real estate mortgage and construction loans	3,275	407	415	443	494
Consumer loans (2)	14,430	19,425	17,472	12,004	8,203
Unallocated	1,978	2,026	2,321	2,996	5,270

Total allowance for loan losses	$92,406	$80,066	$61,608	$47,114	$38,364

Loan portfolio composition percentages:

Commercial real estate — mortgage and commercial, industrial and agricultural loans	66.68%	65.42%	58.72%	53.45%	51.95%
Residential real estate mortgage and construction loans	22.82%	20.13%	23.11%	26.99%	33.56%
Consumer loans	10.50%	14.45%	18.17%	19.56%	14.49%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance coverage ratio at end of year:

Applicable to:
Commercial real estate — mortgage and commercial, industrial and agricultural loans	1.38%	1.48%	1.49%	1.56%	1.63%
Residential real estate mortgage and construction loans	0.18%	0.03%	0.04%	0.04%	0.05%
Consumer loans	1.74%	2.24%	2.03%	1.61%	1.97%
Unallocated (as a percentage of total loans)	0.03%	0.03%	0.05%	0.08%	0.18%

Total loans	1.17%	1.34%	1.30%	1.24%	1.33%

(1)	Includes an allowance of $30.0 million, $12.9 million, $6.6 million, $4.5 million and $3.1 million for Westernbank Business Credit loans at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes an allowance of $8.4 million, $13.8 million, $10.0 million and $1.5 million for Expresso of Westernbank loans portfolio at December 31, 2005, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.
     The increase in the allowance for credit losses is mainly attributable to the overall growth in the Company’s loan portfolio, particularly those of its Commercial Real Estate and C&I Loans. In 2005, the Company increased its specific allowances of two loans of Westernbank Business Credit, the Company’s asset-based lending division, which increased the loan loss factor of this portfolio and its corresponding general allowance.

     In 2005, the allowance for credit losses on consumer loans decreased as a result of lower net charge-offs, principally in the Expresso of Westernbank division loans. The decrease in the allowance for credit losses in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division portfolio matures and its average yield continues to increase. For periods before 2005, the increases in the allowance for credit losses on consumer loans is mainly due to higher net charge-offs, principally in the Expresso of Westernbank loan portfolio.
     The Company has outstanding commercial loans to two mortgage originators in Puerto Rico. These commercial loans are collateralized by mortgages on real estate property, mainly one-to-four family residences, and are also guaranteed by the parent companies of the mortgage originators. In the first quarter of 2005, as a result of the announcements by the borrowers and guarantors of these loans to restate their previously issued financial statements and other negative news, even though these commercial loans are performing in accordance with their contractual terms, the Company decided to assign a general allowance to these loans. At December 31, 2005, these loans have an outstanding balance of $1.14 billion (of which $600.0 million were disbursed in the first half of 2005) and a general allowance of $2.8 million.
     Loans are classified as impaired or not impaired in accordance with SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that Westernbank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.
     Westernbank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding $500,000 in 2005, 2004 and 2003, and $250,000 in 2000 to 2002) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment; loans that are recorded at fair value or at the lower of cost or market are not evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.
     Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.
     The following table sets forth information regarding the investment in impaired loans:

	2005	2004	2003	2002	2001
	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$32,542	$29,975	$28,217	$26,074	$21,996
Do not require a valuation allowance	49,069	24,200	22,088	24,515	20,482

Total	$81,611	$54,175	$50,305	$50,589	$42,478

Valuation allowance for impaired loans	$14,185	$8,412	$4,646	$4,752	$4,181

Average investment in impaired loans	$61,113	$46,509	$46,676	$46,147	$20,293

Interest collected and recognized as income on impaired loans	$4,044	$2,460	$2,452	$4,041	$1,716

     At December 31, 2005, Westernbank’s investment in impaired loans increased by $27.4 million or 50.64%, from $54.2 million at December 31, 2004. The investment in impaired loans that does not require a valuation allowance increased from $24.2 million at December 31, 2004, to $49.1 million at December 31, 2005, an increase of $24.9 million. The $27.4 million increase was mainly attributed to one borrower with five commercial loans with an aggregate principal balance of $8.4 million, and four other commercial loans with outstanding principal balances between $1.0 million to $3.0 million, with an aggregate outstanding principal balance of $8.2 million. Also, at December 31, 2005, there are four additional commercial loans with outstanding principal balances between $500,000 to $1.0 million, with an aggregate outstanding principal balance of $2.6 million. All of these loans are collateralized with real estate.
     At December 31, 2004, Westernbank’s investment in impaired loans increased by $3.9 million or 7.14%, from $50.3 million as of December 31, 2003. The increase was mainly attributed to a newly classified loan with an aggregate outstanding principal balance of $10.9 million for which an allowance of $500,000 was established at December 31, 2004.
INVESTMENT ACTIVITIES
     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Investment Committee (composed of members of the Board of Directors, the Chief Executive Officer of the Company, the President and Chief Executive Officer of Westernbank, the President and Chief Investment Officer of the Company and the Chief Financial Officer).

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
     Federal funds sold and resell agreements amounted to $121.5 million and $625.0 million, respectively, at December 31, 2005. Federal funds sold mature the next business day, while resell agreements mature as follows: $75.0 million the next business day, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At December 31, 2005, the fair value of the underlying collateral amounted to $640.1 million.
     The following table presents the carrying value of investments as of year end for each of the years indicated:

	2005	2004	2003
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,314,316	$6,004,849	$4,463,493
Puerto Rico Government and agencies obligations	31,824	34,822	34,500
Commercial paper	—	—	174,976
Corporate notes	26,429	51,418	51,409
Mortgage-backed securities	701,456	830,290	999,332

Total	7,074,025	6,921,379	5,723,710

Available for sale:
Collateralized mortgage obligations (CMO’s)	185	7,881	49,910
Equity securities — common stock	4,981	—	5,170

Total	5,166	7,881	55,080

Total investments	$7,079,191	$6,929,260	$5,778,790

     Mortgage and asset-backed securities at December 31, 2005, 2004 and 2003, consist of:

	2005	2004	2003
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by the Federal National Mortgage Association (FNMA)	$185	$6,116	$29,948
CMO’s issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC)	—	1,765	19,962

Total available for sale	185	7,881	49,910

Held to maturity:
Government National Mortgage Association (GNMA) certificates	8,082	9,881	9,753
FHLMC certificates	4,180	5,663	7,297
FNMA certificates	2,828	3,642	4,542
CMO’s certificates issued or guaranteed by FHLMC	607,659	706,632	885,408
CMO’s certificates issued or guaranteed by FNMA	78,707	104,441	84,322
CMO’s other	—	31	168
Asset-backed securities	—	—	7,842

Total held to maturity	701,456	830,290	999,332

Total mortgage and asset-backed securities	$701,641	$838,171	$1,049,242

     At December 31, 2005, no investment of a single issuer (in aggregate balance) exceeded 10% of the consolidated stockholders’ equity.

     The carrying amount of investment securities at December 31, 2005, by contractual maturity (excluding mortgage-backed securities and equity securities), are shown below:

	Carrying	Weighted
	amount	average yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$279,827	3.41%
Due after one year through five years	5,823,489	3.97
Due after five years through ten years	211,000	4.14

	6,314,316	3.95

Puerto Rico Government and agencies obligations:
Due within one year	3,000	5.00
Due after one year through five years	17,903	4.51
Due after five years through ten years	10,921	4.63

	31,824	4.60

Other:
Due within one year	5,000	6.13
Due after ten years	21,429	8.33

	26,429	7.91

Total	6,372,569	3.97

Mortgage-backed securities	701,641	4.25
Equity securities	4,981	2.26

Total	$7,079,191	3.99%

     The Company’s investment portfolio at December 31, 2005, had an average contractual maturity of 44 months, when compared to an average maturity of 53 months at December 31, 2004. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2005, had a remaining average contractual maturity of 6 months. However, no assurance can be given that such levels will be maintained in future periods.
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
     The Company’s investment portfolio as of December 31, 2005, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of December 31, 2005. In addition, the Company does not have investments in residual tranches or any other securities involving high risk characteristics.
     At December 31, 2005 and 2004, the unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflects a stable outlook. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2005 and 2004. The unrealized gross losses of the investment securities available for sale and held to maturity amounted to $224.9 million and $94.3 million at December 31, 2005 and 2004, respectively, an increase of $130.5 million. This increase was consistent with a rising trend in treasury yields. As of December 31, 2005, the 2 and 5 years Treasury Notes were yielding 4.33% and 4.30%, respectively, while at December 31, 2004, these were yielding 3.09% and 3.61%. These increases of 124 and 69 basis points, respectively, resulted in a significant change in the valuation of our portfolio with similar maturities. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at December 31, 2005 and 2004.
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
     DEPOSITS. Westernbank offers a diversified choice of deposit accounts. Savings deposits decreased from $829.4 million as of December 31, 2004, to $774.7 million as of December 31, 2005, a decrease of $54.7 million or 6.59%. Other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $5.41 billion as of December 31, 2004, to $7.60 billion as of December 31, 2005, an increase of $2.19 billion or 40.37%. Other deposits include brokered deposits amounting to $5.98 billion and $4.16 billion as of December 31, 2005 and 2004, respectively. These accounts have historically been a stable source of funds.
     In connection with its asset/liability management, the Company uses brokered deposits since these provide the flexibility of selecting short, medium and long term maturities to better match its asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered under many circumstances to be an unstable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as the Company, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those funds more attractive to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposit market. The Company believes that the benefits of brokered deposits outweigh the risk of deposit instability.
     At December 31, 2005, Westernbank had total deposits of $8.38 billion, of which $774.7 million or 9.25% consisted of savings deposits, $319.2 million or 3.81% consisted of interest bearing demand deposits, $277.1 million or 3.31% consisted of noninterest bearing deposits, and $7.00 billion or 83.63% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
     At December 31, 2005 the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$155,300
over 3 months through 6 months	79,265
over 6 months through 12 months	70,845
over 12 months	98,594

Total	$404,004

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$6,004,119	3.64%	$4,630,244	3.12%	$3,784,026	3.18%
Savings deposits	802,994	2.09%	784,589	2.14%	605,854	2.15%
Interest bearing demand deposits	200,804	2.88%	200,190	2.63%	160,015	2.55%
Noninterest bearing demand deposits	368,688	—	306,710	—	227,358	—

	$7,376,605	3.27%	$5,921,733	2.81%	$4,777,253	2.87%

BORROWINGS
     The following table sets forth the borrowings of the Company at the dates indicated:

	December 31,
	2005	2004	2003
	(In thousands)
Federal funds purchased and repurchase agreements (1)	$6,260,029	$6,683,527	$5,046,045
Advances from Federal Home Loan Bank (FHLB)	172,000	211,000	146,000
Mortgage note payable	36,432	36,858	37,234

	$6,468,461	$6,931,385	$5,229,279

(1)	Federal funds purchased amounted to $75.0 million at December 31, 2004, at a weighted average interest rate of 2.37%, and mature the next business day. No such borrowings were outstanding at December 31, 2005 and 2003.
     Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.26 billion in repurchase agreements outstanding at December 31, 2005, at a weighted average rate of 4.38%. Repurchase agreements outstanding as of December 31, 2005, mature as follows: $1.55 billion within 30 days; $651.6 million in 2007; $1.81 billion in 2008; $93.0 million in 2009; $884.0 million in 2010; and $1.27 billion thereafter.
     Westernbank also obtains advances from FHLB of New York. As of December 31, 2005, Westernbank had $172.0 million in outstanding FHLB advances at a weighted average rate of 4.77%. Advances from FHLB mature as follows: $50.0 million within 30 days; $20.0 million within 31 days to one year; $60.0 million in 2007; and $42.0 million in 2010.
     At December 31, 2005, with respect to repurchase agreements amounting to $2.57 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $572.0 million at December 31, 2005, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
     At December 31, 2005, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.4 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

     A summary of short-term borrowings, including federal funds purchased, repurchase agreements and advances from Federal Home Loan Bank, and interest rates at and for the years ended December 31, are indicated below:

	2005	2004	2003
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$—	$75,029	$—
Weighted-average interest rate at year end	—	2.37%	—
Monthly average outstanding balance	$8,851	$23,753	$8,500
Weighted-average interest rate for the year	2.43%	1.95%	1.34%
Maximum month-end balance	$40,039	$95,005	$75,000

Repurchase agreements:
Balance at end of year	$1,545,725	$4,138,257	$1,648,891
Weighted-average interest rate at year end	4.34%	2.30%	1.21%
Monthly average outstanding balance	$2,377,629	$2,377,042	$1,093,921
Weighted-average interest rate for the year	3.03%	1.67%	1.24%
Maximum month-end balance	$3,514,422	$4,206,540	$1,717,184

Advances from FHLB:
Balance at end of year	$50,000	$25,000	$40,000
Weighted-average interest rate at year end	4.45%	2.41%	1.20%
Monthly average outstanding balance	$21,923	$21,250	$31,917
Weighted-average interest rate for the year	3.49%	1.65%	1.33%
Maximum month-end balance	$50,000	$50,000	$64,000

Total short-term borrowings:
Balance at end of year	$1,595,725	$4,238,286	$1,688,891
Weighted-average interest rate at year end	4.34%	2.30%	1.21%
Monthly average outstanding balance	$2,408,403	$2,422,045	$1,134,338
Weighted-average interest rate for the year	3.03%	1.67%	1.24%
Maximum month-end balance	$3,579,461	$4,238,286	$1,832,184
FINANCIAL INSTRUMENTS
     DERIVATIVE FINANCIAL INSTRUMENTS. As part of the Company’s asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps) and option agreements, to hedge various exposures or to modify interest rate characteristics of various statement of financial condition items.
     The Company accounts for its derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Standard requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income (loss) or current earnings or both, as appropriate. The Company designates derivative instruments as either a fair value hedge, cash flow hedge or as a derivative instrument not designated as a hedge. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current period net income. Similarly, the changes in fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are also reported in current period net income, in noninterest income.

     The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.
     The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the statement of financial condition or to specific firm commitments or forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Company discontinues hedge accounting prospectively when it is determined that the derivative is or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
     When hedge accounting is discontinued, the future gains and losses arising from any change in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions would have affected earnings.
     The fair values of the indexed option contracts and the interest rate swaps used to manage the exposure to the stock market were obtained from dealer quotes. In the case of other interest rate swaps, the fair values were based upon an independent valuation model and periodically compared to dealer quotes. The fair values produced by this proprietary valuation model is in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.
     Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated from the host contract and carried at fair value.
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

     The Company utilizes interest rate swaps (“CD Swaps”) to convert a portion of its fixed-rate brokered certificates of deposit (“CDs”) (liabilities) or firm commitments to originate brokered CDs to a variable rate. The purpose of entering into these CD swaps is to hedge the risk of changes in the fair value of certain brokered CDs or firm commitments to originate brokered CDs attributable to changes in the LIBOR rate (interest rate risk). The Company believes using CD swaps to convert the interest rates on brokered CDs from fixed to variable is prudent from a risk management and business standpoint. The hedged brokered CDs are typically structured with terms of 3 to 20 years with a call option on our part, but no surrender option for the CD holder, other than for death or disability. The extended term of the brokered CDs minimize liquidity risk while our option to call the CDs after 1 year provides us with funding flexibility. This variable rate funding matches well with our strategy of having a large floating rate commercial loan portfolio. The Company considers these CD swaps to be valuable economic and highly effective transactions that benefit the Company.
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
     See Note 19 to the consolidated financial statements for a detail of derivative transactions, included in Part II, Item 8.
     Off-balance sheet credit related financial instruments — In the ordinary course of business, Westernbank enters into off-balance sheet credit related financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements and commercial letters of credit. Such financial instruments are recorded in the financial statements when these are funded or related fees are incurred or received. Westernbank periodically evaluates the credit risks inherent in these commitments, and commercial letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the years ended December 31, 2005 and 2004, Westernbank did not record any loss allowances in connection with risks involved in other off-balance sheet instruments. At December 31, 2005 and 2004, there were no additional off-balance sheet credit related financial instruments other than those mentioned above.
YIELDS EARNED AND RATES PAID
     The net income of the Company depends primarily upon the difference or spread between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income for the year ended December 31, 2005, was $311.6 million, an increase of $34.4 million, or 12.42%, from $277.2 million for the prior year. The increase in 2005 was the result of increases in interest income from loans, investment securities, mainly in tax-exempt securities, and money market instruments, which was partially offset by increases in interest expense on deposits, on federal funds purchased and repurchase agreements and on advances from the Federal Home Loan Bank. Net interest income for the year ended December 31, 2004 was $277.2 million, an increase of $60.4 million, or 27.84%, from $216.8 million for the prior year. The increase in 2004 was the result of increases in interest income from loans and investment securities, mainly in tax-exempt securities, which was partially offset by increases in interest expense on deposits and on federal funds purchased and repurchase agreements.

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

	YEAR ENDED DECEMBER 31,
	2005			2004			2003
		Average	Average		Average	Average		Average	Average
	Interest	balance (1)	Yield / Rate	Interest	balance (1)	Yield / Rate	Interest	balance (1)	Yield / Rate
	(Dollars in Thousands)
Normal Spread:
Interest-earning assets:
Loans, including loan fees (2)	$479,042	$6,986,626	6.86%	$322,164	$5,401,955	5.96%	$275,848	$4,278,468	6.45%
Investment securities (3)	247,533	6,267,159	3.95	212,213	5,400,997	3.93	134,273	3,571,299	3.76
Mortgage and asset- backed securities (4)	32,321	752,839	4.29	37,489	935,421	4.01	40,140	998,257	4.02
Money market instruments	36,433	950,980	3.83	19,510	745,828	2.62	11,633	534,444	2.18

Total	795,329	14,957,604	5.32	591,376	12,484,201	4.74	461,894	9,382,468	4.92

Interest-bearing liabilities:
Deposits	241,268	7,376,605	3.27	166,237	5,921,733	2.81	137,271	4,777,253	2.87
Federal funds purchased and repurchase agreements	234,791	6,398,451	3.67	141,414	5,676,595	2.49	101,652	3,891,972	2.61
Advances from FHLB	7,688	184,153	4.17	6,568	164,245	4.00	6,037	137,838	4.38
Other borrowings	—	—	—	—	—	—	142	3,698	3.84

Total	483,747	13,959,209	3.47	314,219	11,762,573	2.67	245,102	8,810,761	2.78

Net interest income	$311,582			$277,157			$216,792

Interest rate spread			1.85%			2.07%			2.14%

Net interest-earning assets		$998,395			$721,628			$571,707

Net yield on interest-earning assets (5)			2.08%			2.22%			2.31%

Ratio of interest-earning assets to interest-bearing liabilities		107.15%			106.13%			106.49%

Tax Equivalent Spread:
Interest-earning assets	$795,329	$14,957,604	5.32%	$591,376	$12,484,201	4.74%	$461,894	$9,382,468	4.92%
Tax equivalent adjustment	41,305	—	0.27	53,555	—	0.43	31,522	—	0.34

Interest-earning assets - tax equivalent	836,634	14,957,604	5.59	644,931	12,484,201	5.17	493,416	9,382,468	5.26

Interest-bearing liabilities	483,747	$13,959,209	3.47	314,219	$11,762,573	2.67	245,102	$8,810,761	2.78

Net interest income	$352,887			$330,712			$248,314

Interest rate spread			2.12%			2.50%			2.48%

Net yield on interest- earning assets (5)			2.36%			2.65%			2.65%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loans fees, net amounted to $17.9 million; $10.6 million and $8.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Net interest income divided by average interest-earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and changes in interest rates.

	Year ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$103,874	$53,004	$156,878	$64,831	$(18,515)	$46,316
Investment securities (1)	34,205	1,115	35,320	71,641	6,299	77,940
Mortgage and asset-backed securities (2)	(8,138)	2,970	(5,168)	(2,519)	(132)	(2,651)
Money market instruments	6,294	10,629	16,923	5,216	2,661	7,877

Total increase (decrease) in interest income	136,235	67,718	203,953	139,169	(9,687)	129,482

Interest expense:
Deposits	44,875	30,156	75,031	32,048	(3,082)	28,966
Federal funds purchased and repurchase agreements	19,785	73,592	93,377	44,217	(4,455)	39,762
Advances from FHLB	822	298	1,120	972	(441)	531
Other borrowings	—	—	—	(142)	—	(142)

Total increase (decrease) in interest expense	65,482	104,046	169,528	77,095	(7,978)	69,117

Increase (decrease) in net interest income	$70,753	$(36,328)	$34,425	$62,074	$(1,709)	$60,365

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
     The following table sets forth, for the periods indicated, certain ratios reflecting the productivity and profitability of the Company:

	YEAR ENDED DECEMBER 31, (1)
	2005	2004	2003
Return on assets (2)	1.07%	1.33%	1.12%
Return on common stockholders’ equity (3)	20.53	28.79	22.37
Dividend payout ratio to common stockholders (4)	24.25	16.24	20.50
Equity-to-asset ratio (5)	7.45	7.36	7.13

(1)	Averages computed using beginning and period-end balances.

(2)	Net income divided by average total assets.

(3)	Income available to common stockholders divided by average common stockholders’ equity.

(4)	Common stockholders’ dividend declared divided by income available to common stockholders.

(5)	Average equity divided by average total assets.

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
     The Island economy operates as a region within the U.S., and therefore its financial performance is closely linked to the U.S. performance. The external sector is a key element of the economy of Puerto Rico, as it has a very open economy, with large flows of trade, investment and income. The Island uses U.S. currency and forms part of the U.S. financial system. As a Commonwealth of the U.S., the Island falls within the U.S. for purposes of customs and migration, and therefore there is a full exchange of funds, people and goods between Puerto Rico and the U.S. Puerto Rico banks are subject to the same Federal laws, regulations and supervision as those of the financial institutions operating in the rest of U.S. The Federal Deposit Insurance Corporation insures the deposits of Puerto Rico chartered commercial banks, including Westernbank, the banking subsidiary of W Holding Company, Inc.
     In 2005, the Puerto Rico economic activity continued in line with overall economic conditions in the U.S, showing some growth although at a slower rate than expected. Economic indicators for year 2005 showed some mixed signals, unemployment rate increased from 10% in 2004, to approximately 12% in 2005, as the labor force’s population grew faster than job opportunities. Considerable declines were recorded in public-sector employment and in the manufacturing sector. Tourism performed poorly, and the construction sector remained stagnant, since public-sector construction continued to confront difficulties due to an inability to generate the number of projects and the monetary value necessary to move the sector forward as a whole. The Puerto Rico Gross Domestic Product grew by approximately 3.6% in fiscal year 2005. The increase in the consumer price index in fiscal year 2005 was considered to be moderate at approximately 2.5%. Historically, Puerto Rico unemployment rate has been higher than the average U.S. unemployment rate, being 12% at December 31, 2005, since although the number of jobs was increasing; the workforce was growing at a faster tempo. The rate of participation in the workforce has been estimated in approximately 48%. Manufacturing and construction continues to be the backbone of the Island economy. Jobs in the manufacturing sector continue to decline, although many multinational corporations have substantial operations in the Island. The Island’s pharmaceutical industry remains strong, being the primary driver for employment, along with the construction industry; both of them labor intensive industries. During the past few years there has been a slowdown in both industries, primarily due to the reduction of tax incentives in the manufacturing sector and the inability of the public-sector to generate the number of projects and the monetary value necessary to move the sector forward as a whole. Nevertheless, the Island economy has been able to be somewhat less dependent of these industries due to its diversification into other business areas such as tourism, retail, banking and transportation.
     The banking sector has been the main driver of such diversification, being the financial support for all the industrial and commercial activity on the Island. At December 31, 2005, there were approximately twelve (12) banks operating in Puerto Rico, with total assets, loans and deposits of approximately $103.02 billion, $55.24 billion and $54.96 billion, respectively. U.S. banks, foreign banks and the major Puerto Rican banks all offer commercial banking services designed to support the emerging requirements of their local clients as well as of their international clients. The economic strength and liquidity of local financial institutions, considered the pillar of the Island’s economy, have allowed the Puerto Rico banking sector to extend credit, without which the Island’s economy could not be sustained. The growing combination of loans, deposits and assets has been the key to the economic progress for the past years. Loans, in particular, have played a key role in keeping the Island economy afloat, through either personal, mortgage or commercial loans.
     The financial services and banking business are highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to continue to compete in its market area as well as to a significant extent upon general economic conditions in its market place. The Company competes with other commercial and non-commercial banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. Significant deterioration in the local economy or external economic conditions, such as inflation, recession, unemployment, real estate values and other factors beyond the Company’s control, could also substantially impact the Company’s performance. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

EMPLOYEES
     At December 31, 2005, the Company had 1,311 full-time employees, including its executive officers. The Company considers its employee relations to be excellent.
REGULATION
     The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), that has elected to become a financial holding company. The Company is subject to the regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“FRB”). The Company is required to file periodic reports and other information with the FRB and the FRB may conduct examinations of the Company. Westernbank is subject to the regulation, supervision and examination of the Federal Deposit Insurance Corporation (“FDIC”) and the Puerto Rico Commissioner of Financial Institutions (the “Puerto Rico Commissioner”) and, as to certain matters, the FRB. Westernbank Insurance Corp. is subject to the regulation, supervision, and examination of the Office of the Commissioner of Insurance of Puerto Rico.
     FEDERAL REGULATION. The Company is subject to capital adequacy guidelines of the FRB. The guidelines apply on a consolidated basis and generally require bank holding companies to maintain a ratio of Tier 1 capital to total average assets of at least 4.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The FRB’s capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the FRB’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. As of December 31, 2005, the Company’s ratio of Tier 1 capital to average assets was 7.48%, its ratio of Tier 1 capital to risk-weighted assets was 12.30%, and its ratio of total capital to risk-weighted assets was 13.13%.
     Under the guidelines for qualifying total capital, at least half of the total capital is to be comprised of Tier 1 Capital. Tier 1 capital generally consists of common stock, retained earnings, noncumulative perpetual preferred stock, qualifying trust preferred securities and minority interests in certain subsidiaries, less any amounts of goodwill, other intangible assets, interest-only strips receivables, deferred tax asset, nonfinancial equity investments, and other items that are required to be deducted under FRB guidelines. The remainder may consist of supplementary capital elements, including subordinated debt, other preferred stock and loan and lease loss reserves, all subject to various qualifications and limitations (“Tier 2 Capital”). With respect to risk-based and leverage capital ratios, most intangibles, including core deposit intangibles, are deducted from Tier 1 Capital. The regulations, however, permit the inclusion of a limited amount of intangibles related to originated and purchased mortgage servicing rights and purchased credit card relationships and include a “grandfathered” provision permitting inclusion of certain existing intangibles.
     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Prompt corrective action provisions are not applicable to bank holding companies. The FDICIA and the regulations issued thereunder established five capital tiers: (i) “well capitalized”, if a depository institution has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized”, if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized”, if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized”, if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized”, if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Generally, a depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received a less than satisfactory examination rating at its most recent examination and did not subsequently address the examiner’s concerns or if its primary federal regulator determines, after notice and the opportunity for a hearing, that the depository institution’s condition is unsafe or unsound. As of the most recently completed fiscal quarter, December 31, 2005, Westernbank was well capitalized, with a ratio of Tier I capital to average assets of 7.04%, a ratio of Tier I capital to risk-weighted assets of 11.55%, and a ratio of total capital to risk-weighted assets of 12.39%.
     FDICIA generally prohibits a depository institution from making any capital distribution (including the payment of a dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowings from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator.
     Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 2005, the Company and Westernbank were in compliance with all capital requirements. For more information, refer to Note 15 to the consolidated financial statements, included in Part II, Item 8.
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
     The payment of dividends by Westernbank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice, which depending on the financial condition of the depository institution, could include the payment of dividends, such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The FRB has issued a policy statement that provides that bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA.
     ACQUISITIONS AND CHANGE OF CONTROL. FRB approval is required if the Company seeks to acquire direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, the Company would own or control directly or indirectly more than 5% of the voting stock of the bank or bank holding company. FRB approval also must be obtained if the Company seeks to acquire all or substantially all of the assets of a bank or merges or consolidates with another bank holding company.
     The Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the Company’s consolidated net worth. The FRB may disapprove any purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, order or directive of the FRB, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be, both before and after the purchase or redemption, considered “well capitalized” under applicable regulations of the FRB, that received a rating of “1” or “2” overall and for management at its most recent examination, and that is not the subject of any unresolved supervisory issues. Notwithstanding the foregoing, any redemption of the Company’s preferred stocks will require the prior approval of the FRB.
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
     The Puerto Rico Banking Act requires that at least 10% of the yearly net income of Westernbank be credited annually to a reserve fund. This must be done every year until the reserve fund is equal to the total paid-in capital for common stock and preferred stock or 10% of total deposits. At December 31, 2005, Westernbank had an adequate reserve fund established. The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess is charged against the undistributed profits of the bank, and the balance, if any, is charged against and reduces the reserve fund. If there is no reserve fund sufficient to cover the entire amount, the excess amount is charged against the capital account and no dividend can be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital.
     Under the Puerto Rico Banking Act, Westernbank must maintain a legal reserve in an amount equal to at least 20% of Westernbank’s demand liabilities, except certain government deposits. At December 31, 2005, Westernbank had a legal reserve of 934.84%.
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
     FDIC DEPOSIT INSURANCE. Westernbank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC has adopted a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of three supervisory subgroups. Subgroup “A” institutions are financially sound institutions with only a few minor weaknesses; subgroup “B” institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and subgroup “C” institutions are institutions with respect to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless corrective action is taken to correct the areas of weakness.
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
     On February 8, 2006 the President signed the Federal Deposit Insurance Reform Act of 2005 (the “Act”). The Act provides for the merger of the BIF and SAIF into a single Deposit Insurance Fund, and increase the maximum amount of the insurance coverage for certain retirement accounts, and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. The FDIC is expected to promulgate implementing regulations in the near future, under which, even well capitalized and well managed banks may be required to pay premiums on deposit insurance. It is not possible to determine when any such premiums will become assessable or the level of such premiums.
     Westernbank is also subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. Westernbank is subject to separate assessments to repay bonds (“FICO bonds”) issued in the late 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The assessment for the payments on the FICO bonds for the quarter beginning on January 1, 2006 is 1.28 basis points for BIF-assessable and SAIF-assessable deposits. Most of Westernbank’s deposits are presently insured by SAIF.

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
     SAFETY AND SOUNDNESS STANDARDS. Section 39 of the FDIA requires each federal banking agency to prescribe for all insured depository institutions that it regulates standards relating to internal control, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency is required to adopt standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation, benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it may be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution or holding company fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until it is corrected, may impose other restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.
     ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. State banks and their subsidiaries are limited in their investments and activities engaged in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the FDIA or the FDIC determines that such activity or investment would pose no significant risk to the SAIF and BIF and the banks are, and continue to be, in compliance with applicable capital standards. The FDIC has by regulation determined that certain real estate investment activities do not present a significant risk to the SAIF and BIF, provided they are conducted in accordance with the regulations. Provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), permit national banks to establish financial subsidiaries that may engage in the activities permissible for financial holding companies, other than insurance underwriting, merchant banking and real estate development and investment activities. In order to exercise this authority, a bank and its depository institution affiliates must be well-capitalized, well-managed and have CRA ratings of at least “satisfactory”. For a state bank, such activities also must be permissible under relevant state law.
     TRANSACTIONS WITH AFFILIATES AND INSIDERS OF WESTERNBANK. Transactions between Westernbank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is generally considered to be a company or entity that controls, is controlled by or is under common control with the bank. Generally, sections 23A and 23B (1) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies.
     On October 31, 2002, the FRB Board adopted Regulation W to comprehensively implement sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach Bliley Act (“GLB Act”).

     Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal stockholders. Under section 22(h), loans to a director, an executive officer and to a stockholder controlling greater than 10% of a bank and certain of their related interests (“insiders”) and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus for unsecured loans and an additional 10% of the institution’s unimpaired capital and surplus for loans fully secured by readily marketable securities). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior board of director’s approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.
     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act (“CRA”), as implemented by federal regulations, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. Westernbank, at its most recent evaluation of performance under the CRA, was rated satisfactory by FDIC examiners.
     CUSTOMER INFORMATION SECURITY. The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The FRB, FDIC and the other banking regulatory agencies later supplemented the Guidelines to include a requirement that the security programs of financial institutions include the development and implementation of a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. The Company has adopted a customer information security program that has been approved by the Company’s board of directors.
     FEDERAL HOME LOAN BANK SYSTEM. Westernbank is a member of the Federal Home Loan Bank System. The System consists of 12 regional Federal Home Loan Banks, with each subject to supervision and regulation by the Federal Housing Finance Board. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Westernbank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of: 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year; 5% of its FHLB advances outstanding; or 0.3% of its total assets. At December 31, 2005, Westernbank held $42.8 million in capital stock of the FHLB of New York.
     Advances from a FHLB are secured by a member’s shares of stock in the institution, certain type of mortgages and other assets, including investment securities. Interest rates charged for advances vary depending upon maturity and the cost of funds to the FHLB. As of December 31, 2005, Westernbank had $172.0 million in outstanding advances and $534.0 million in repurchase agreements from the FHLB of New York.
     INTERNATIONAL BANKING CENTER REGULATORY ACT. The business and operations of Westernbank International Banking Entity are subject to supervision and regulation by the Puerto Rico Commissioner. Under the International Banking Center Regulatory Act, which provides for the creation of international banking entities (“IBEs”) (“IBE Act”), no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the Puerto Rico Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the Puerto Rico Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to those involving persons and assets located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300,000 of unencumbered assets or acceptable financial securities.

     Pursuant to the IBE Act and the IBE Regulations, the Westernbank IBE must maintain segregated books and records of all its transactions in the ordinary course of business. The Westernbank IBE also is required thereunder to submit to the Puerto Rico Commissioner quarterly and annual reports of its financial condition and results of operations, including annual audited financial statements.
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
     Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the years ended December 31, 2005 and 2004, the provisions of the Act did not have any effect in the Company’s financial position or results of operations. As of December 31, 2005, 2004 and 2003 and for the years then ended, substantially all of Westernbank International’s business activities have consisted of investment in securities of and loans to entities principally located in the United States of America. Note 23 to the consolidated financial statements presents further information about the Company’s business segments.
     PRIVACY. Under the GLB Act, all financial institutions, including the Company, Westernbank and Westernbank Insurance Corp., are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties pursuant to their privacy policies or at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Company and its subsidiaries have developed such policies and procedures, and the Company believes these policies and procedures are in compliance with all privacy provisions of the GLB Act.
     ANTI-MONEY LAUNDERING. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act. Title III of the USA Patriot Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to Westernbank, or any expansionary banking proposal under the BHC Act, which applies to the Company. The Company and its subsidiaries, including Westernbank, have adopted systems and procedures to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.
     REGULATORY ENFORCEMENT AUTHORITY. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Federal law requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies. In addition, the FRB and FDIC may take various other informal actions.
     THE SARBANES-OXLEY ACT. The Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley”) implemented a broad range of corporate governance and accounting measures for public companies (including publicly-held financial holding companies such as the Company) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through SEC regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.
     FUTURE LEGISLATION. Changes to federal and local laws and regulations (including changes in interpretation or enforcement) can affect the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment and can have retroactive effect. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and local authorities will continue and potentially increase.
CAPITAL, DIVIDENDS, STOCK SPLITS AND OPTION PLANS
     Total stockholders’ equity as a measure of capital increased by $115.9 million in 2005 and by $253.2 million in 2004.
     On March 7, 2000, the Company’s board of directors adopted the policy of paying dividends on a monthly basis. Initial dividend payment under this policy, were applied retroactively for dividends corresponding to the first three-month period ended March 31, 2000. Thereafter, dividends on common stock and preferred stock are being paid on the 15th day of each month for stockholders of record as of the last day of the previous month.
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
     During 2005, 2004 and 2003 certain key officers and employees of the Company exercised 56,113; 328,568 (as adjusted); and 1,170,450 (as adjusted) shares, respectively, under the Company’s 1999 Qualified Option Plan. None stock options were exercised during 2002 and 2001.
     During 2003 and 2002, the Company acquired and retired shares of common stock as follows: $33,000 (2,912 shares, as adjusted) in 2003 and $42,000 (3,928 shares, as adjusted) in 2002. No shares were acquired and retired during 2005, 2004 and 2001.
     On May 27, 2005, the stockholders of the Company approved the amendments to the Company’s Articles of Incorporation (Exhibit 3.1) to increase the authorized shares of the Company’s preferred stock, par value $1.00 per share, from 20,000,000 shares to 50,000,000 shares, and to increase the authorized shares of the Company’s common stock, par value $1.00 per share, from 300,000,000 shares to 500,000,000 shares.
     Total common stock cash dividends declared in 2005 amounted to $30.6 million compared to $23.5 million in 2004.

     The Company has issued the following non-cumulative, monthly income preferred stock:

			Issuance
			Price and
			Liquidation		Proceeds From
Issuance		Dividend	Preference	Shares	Issuance, Net of	Issuance
Year	Type of Preferred Stock	Rate	Per Share	Issued	Issuance Costs	Costs

1998	Convertible, 1998 Series A	7.125%	$25	1,219,000	$29,143,000	$1,332,000
1999	Non-convertible, 1999 Series B	7.250	25	2,001,000	48,273,000	1,752,000
2001	Non-convertible, 2001 Series C	7.600	25	2,208,000	53,103,000	2,097,000
2001	Non-convertible, 2001 Series D	7.400	25	1,791,999	43,238,000	1,562,000
2002	Non-convertible, 2002 Series E	6.875	25	1,725,000	41,463,000	1,662,000
2003	Non-convertible, 2003 Series F	6.700	25	4,232,000	102,192,000	3,608,000
2003	Non-convertible, 2003 Series G	6.900	25	2,640,000	63,671,000	2,329,000
2004	Non-convertible, 2004 Series H	6.700	50	2,675,500	129,311,000	4,464,000
2005	Non-convertible, 2004 Series H	6.700	50	401,300	19,450,000	615,000

	Total			18,893,799	$529,844,000	$19,421,000

     The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the twelve month period beginning July 1 for 1998 Series A, May 28 for 1999 Series B, March 30 for the 2001 Series C, August 1 for the 2001 Series D, October 31 for 2002 Series E, May 30 for 2003 Series F, August 29 for 2003 Series G and December 21 for 2004 Series H of the years indicated below, plus accrued and unpaid dividends, if any, for the current period to the date of redemption, subject to regulatory approval:

	Redemption Price per Share
December 31,	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H

2006	$25.00	$25.00	$25.50	$25.50	$—	$—	$—	$—
2007	25.00	25.00	25.25	25.25	25.50	—	—	—
2008	25.00	25.00	25.00	25.00	25.25	25.50	25.50	—
2009	25.00	25.00	25.00	25.00	25.00	25.25	25.25	51.00
2010	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.50
2011 and thereafter	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.00
     Series A, B, C, D, E, F, G and H Preferred Stocks rank senior to the Company’s common stock as to dividends and liquidation rights. Dividends declared on preferred stock for the years ended December 31, 2005 and 2004, amounted to $37.0 million and $27.2 million, respectively.
     In June 1998, Westernbank issued 1,219,000 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A, with a liquidation preference of $25 per share. Each share is convertible, at the holder’s option, at any time on or after the 90th day following the issue date, into .995 shares of the Company’s common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $7.12 per share of common stock, as adjusted. At December 31, 2005, the Company had outstanding 485,460 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A.
     During 2005, 2004, 2003 and 2002, 35,292; 276,994; 419,254; and 2,000 shares, respectively, of the convertible preferred stock Series A were converted into 123,289; 967,760 (as adjusted); 1,464,741 (as adjusted); and 10,478 (as adjusted); shares of common stock, respectively. During the year 2001, none of the Series A preferred stock was converted into common stock.
     The Company has two shareholders’ approved stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 14,747,670 shares (as adjusted) of common stock can be granted. Also, options for up to 14,747,670 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The Company’s policy is to issue new shares when options are exercised. The options become fully exercisable after five years following the grant date and the maximum contractual term of the options is ten years. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization.
     The activity in outstanding options under the 1999 Qualified Option Plan for the years ended December 31, 2005, 2004 and 2003, is set below. The activity for the years ended December 31, 2004 and 2003 was adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005, and the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Beginning of year	7,111,398	$3.02	7,439,966	$3.02	8,610,416	$2.99

Options granted	790,000	10.65	—	—	—	—
Options exercised	(56,113)	2.85	(328,568)	2.95	(1,170,450)	2.85
Options forfeited	—	—	—	—	—	—

End of year	7,845,285	$3.79	7,111,398	$3.02	7,439,966	$3.02

     For more information, please refer to Note 17 to the consolidated financial statements, which are included in Part II, Item 8.
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
     INCOME TAXES. The Companies are subject to Puerto Rico regular income tax on income earned from all sources up to a maximum rate of 39%, except for years 2005 and 2006, in which a transitory additional surtax of 2.5% over net taxable income was imposed by the Governor of Puerto Rico under Law No. 41, signed on August 1, 2005. This transitory additional tax is in effect for taxable years 2005 and 2006 and had a retroactive effect to January 1, 2005.
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
     For the year ended December 31, 2005, the Company had approximately $129.2 million of regular taxable income, on which it is required to pay current income tax of $52.5 million. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes, subject to certain limitations. As a result of the above, the Company’s effective tax rate is substantially below the statutory rate.
     Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the years ended December 31, 2005 and 2004, the provisions of the Act did not have any effect on the Company’s financial position or results of operations.
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
     The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (http://www.sec.gov). In addition, our Internet website, in the Investor Relations Section, also includes our Code of Business Conduct and Ethics, our Code of Ethics for CEO and Senior Financial Officers, the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, and the Corporate Governance Guidelines of our Board of Directors. We also make available free of charge in print to any stockholder who requests them copies of our corporate governance principles, and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Mr. César A. Ruiz, Secretary, W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.
ITEM 1A. RISK FACTORS
     The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of, or that it currently deems immaterial, may also impair business operations.

     If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly.
We have experienced significant growth in recent years
     We have grown significantly in recent years, and we intend to continue to expand operations and asset size. Our total assets, consisting primarily of loans and investments, have increased 12.78% since December 31, 2004, to $16.15 billion at December 31, 2005. There can be no assurance that we will be able to sustain this rate of growth in the future. Moreover, we are continually exploring other avenues of growth, including the possible acquisition of assets and deposits from other financial institutions as well as acquisitions of other banks, either in Puerto Rico or outside of Puerto Rico.
Westernbank is subject to default risk in its loan portfolio
     Westernbank is subject to the risk of loss from loan defaults and foreclosures with respect to the loans it originates or acquires. Westernbank establishes provisions for loan losses, which lead to reductions in its income from operations, in order to maintain its allowance for future loan losses at a level which is deemed appropriate by its management based upon an assessment of the quality of its loan portfolio in accordance with established procedures and guidelines. Although Westernbank’s management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of future loan losses or that Westernbank will not have to increase its provision for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Any such increases in Westernbank’s provision for loan losses or any loan losses in excess of its provision for loan losses would have an adverse effect on our future financial condition and results of operations.
Westernbank is exposed to commercial and consumer credit risks
     In recent years, Westernbank has emphasized commercial and consumer lending activities. Commercial lending, including commercial real estate and asset-based lending, unsecured business lending and construction lending, is generally recognized as involving greater credit risk because it is larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. The properties or assets securing these loans may also be harder to dispose of in foreclosure. We have expanded our consumer lending activities through our Expresso of Westernbank Division. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers that are usually low income earners. Therefore, delinquencies in the Expresso of Westernbank division tend to be higher when compared to the total consumer loan portfolio in general. Consumer loans are subject to associated consumer defaults. The Company has a significant lending concentration of $1.05 billion in one mortgage originator in Puerto Rico at December 31, 2005. Westernbank has outstanding $88.7 million with another mortgage originator in Puerto Rico for a total loans granted to mortgage originators amounting to $1.14 billion at December 31, 2005. These commercial loans are secured by 14,428 individual mortgage loans on residential and commercial real estate with an average principal balanced of $78,900 each. The mortgage originators always had paid the loans in accordance with their terms and conditions. On March 16, 2006, Westernbank obtained a waiver from the office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit). If Westernbank experiences loan losses that are higher than its allowance for loan losses, our profits and financial condition may be adversely affected.
Our performance is subject to interest rate risk
     Our results of operations depend to a large extent on the success of Westernbank. Among the risks related to Westernbank are those related to interest rate fluctuations, lending operations and our ability to manage growth. Interest-rate fluctuations could adversely affect net interest income if our cost of funds increases faster than our yield on interest-earning assets.
Increases in interest rates may reduce the value of the Company and Westernbank’s loans and securities holdings
     Increases in interest rates may reduce the value of the Company and Westernbank’s fixed-rate financial assets and may have an adverse impact on its earnings and financial condition. The Company and Westernbank owns a substantial portfolio of real estate loans, mortgage-backed securities and other debt securities with fixed interest rates. The market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise.
Competition with other financial institutions could adversely affect our profitability
     Westernbank faces substantial competition in originating loans and in attracting deposits. The competition in originating loans comes principally from other U.S., Puerto Rico and foreign banks, mortgage banking companies, consumer finance companies, insurance companies and other institutional lenders and purchasers of loans. A number of institutions with which Westernbank competes may have significantly greater assets, capital and other resources. In addition, certain of Westernbank’s competitors are not subject to the same extensive federal regulation that governs Westernbank’s business. As a result, certain of Westernbank’s competitors may have advantages in conducting certain businesses and providing certain services. Additionally, much of our growth has focused on the San Juan metropolitan area, which is a competitive market where a number of established financial institutions already exist. Increased competition could require Westernbank to increase its rates offered on deposits or lower the rates charged on loans, which could adversely affect our profitability.

Changes in statutes and regulations, including tax laws and rules, could adversely affect us
     Our company, as a Puerto Rico-chartered financial holding company, and our subsidiaries, are each subject to extensive federal and local governmental supervision and regulation relating to our banking and insurance businesses. In addition, there are laws and other regulations that restrict transactions between us and our subsidiaries. Any change in such laws or regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the local legislature, could adversely affect our profits and financial condition.
We are subject to the general risks associated with the Puerto Rico economy
     Substantially all of the properties and other collateral securing our real estate, commercial and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. If any such developments or risks adversely affect Puerto Rico, our profitability may decrease.
Applicable laws restrict our ability to pay dividends
     Our main sources of liquidity are dividends from Westernbank, interest and dividends on portfolio securities we own and net proceeds from capital borrowings and offerings of our capital stock. Westernbank may not pay dividends if upon payment it would become undercapitalized under the regulations enforced by the FDIC. Westernbank also could be subject to these dividend restrictions if the FDIC determines that it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. We are also subject to restrictions on dividends generally imposed on Puerto Rico corporations and may be restricted in our ability to pay dividends by minimum capital requirements imposed by the Federal Reserve Board. The Federal Reserve Board issued a policy statement that provides that insured banks and financial holding companies should generally pay dividends only out of current operating earnings.
Provisions of our charter and applicable law may prevent a change of control
     Provisions of our certificate of incorporation, as well as United States federal banking law, could make it more difficult for a third party to acquire us even if doing so would provide our stockholders with a “premium” to prevailing market prices or otherwise be beneficial to our stockholders. These provisions in our charter documents include a staggered board of directors; a provision that prohibits stockholders from calling special meetings of stockholders; and advance notice procedures for nomination of directors and for stockholder proposals.
A prolonged economic downturn or recession would likely result in a reduction of Westernbank’s loan origination activity which would adversely affect our financial results
     A period of prolonged general economic downturn or a recession has historically resulted in a reduction in lending activity and an increase in the rate of defaults in commercial loans, consumer loans and residential mortgages. A continued recession may have a significant adverse impact on Westernbank’s net interest income and fee income. We may also experience larger than previously reported losses on Westernbank’s loan portfolio due to a higher level of defaults on Westernbank’s commercial loans, consumer loans and residential mortgage loans.
The loss of a key employee may adversely affect our prospects
     We believe that our management team is one of our most valuable assets and has a very high level of experience, depth and expertise. They are largely responsible for our growth and development to date. The loss of the services of any member of our management team could adversely affect our business prospects. Most of our executive officers do not have an employment agreement with us.

     ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
     ITEM 2. PROPERTIES
     The Company owns the condominium offices space housing its main offices at 19 West McKinley Street, Mayagüez, Puerto Rico. As of December 31, 2005, Westernbank owned approximately 16 branch premises and other facilities, eight (8) lots for future development, and one office building, all of them located in Puerto Rico. In addition, as of such date, Westernbank leased properties for branch operations in approximately 46 locations in Puerto Rico.
     At December 31, 2005, the Company’s future rental commitments under non-cancelable operating leases aggregated $8.7 million, not considering renewal options.
     The principal property owned by Westernbank for banking operations and other services is described below:
•	Westernbank World Plaza — a 23-story office building located at Puerto Rico’s main business district and which serves as Westernbank San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. The book value of this property at December 31, 2005, was $51.4 million.
     The Company’s investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2005, was $94.2 million. The combined net book value of the Company’s main offices as of December 31, 2005 was $858,000.
ITEM 3. LEGAL PROCEEDINGS
     Except as described below, there are no material pending legal proceedings other than ordinary routine legal proceedings incidental to the business of the Company to which the Company or any of its subsidiaries is the subject or of which any of their property is the subject. There are no legal proceedings against any of the Company or its subsidiaries, directors, officers, affiliates or 5% shareholders, which may adversely affect the Company or its subsidiaries.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded in the New York Stock Exchange (“NYSE”).
     The following table sets forth the range of high and low closing sale prices of the Company’s common stock, as quoted in the NYSE system, at the end of each quarter for 2005 and 2004. The prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions:

Quarter Ended	High (1)	Low (1)
December 2005	$9.47	$7.33
September 2005	11.50	9.32
June 2005	10.23	8.09
March 2005	15.29	9.88

December 2004 (2)	$15.41	$11.74
September 2004 (2)	12.46	10.60
June 2004 (2)	12.33	10.29
March 2004 (2)	13.75	11.95

(1)	Prices in table are rounded.

(2)	Adjusted to reflect a three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005.
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
     As of March 31, 2006 the Company had 663 stockholders of record of its common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Company’s common stock on such date, as quoted on NYSE was $7.87 per share.

DIVIDENDS
     On March 7, 2000, the Company’s board of directors adopted the policy of paying dividends on a monthly basis. Initial dividend payment under this policy, were applied retroactively for dividends corresponding to the first three-month period ended March 31, 2000. Thereafter, dividends on common stock and preferred stock are being paid on the 15th day of each month for stockholders of record as of the last day of the previous month.
     The Company’s cash dividends corresponding to 2005 and 2004 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)
YEAR 2005
January 31, 2005	February 15, 2005	$0.01198
February 28, 2005	March 15, 2005	0.01583
March 31, 2005	April 15, 2005	0.01583
April 28, 2005	May 16, 2005	0.01583
May 31, 2005	June 15, 2005	0.01583
June 30, 2005	July 15, 2005	0.01583
July 31, 2005	August 15, 2005	0.01583
August 31, 2005	September 15, 2005	0.01583
September 30, 2005	October 17, 2005	0.01583
October 31, 2005	November 15, 2005	0.01583
November 30, 2005	December 15, 2005	0.01583
December 30, 2005	January 16, 2006	0.01583

Total		$0.18611

YEAR 2004 (2)
January 31, 2004	February 17, 2004	$0.01198
February 29, 2004	March 15, 2004	0.01198
March 31, 2004	April 15, 2004	0.01198
April 30, 2004	May 17, 2004	0.01198
May 31, 2004	June 13, 2004	0.01198
June 30, 2004	July 15, 2004	0.01198
July 31, 2004	August 16, 2004	0.01198
August 31, 2004	September 15, 2004	0.01198
September 30, 2004	October 15, 2004	0.01198
October 29, 2004	November 15, 2004	0.01198
November 30, 2004	December 15, 2004	0.01198
December 31, 2004	January 18, 2005	0.01198

Total		$0.14376

(1)	Prices in table are rounded to five decimal cents

(2)	Adjusted to reflect a three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005.
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
     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2005
     The following table provides information as of December 31, 2005, regarding shares of common stock that may be issued to key employees under the Company’s stock option plans. The 1999 Qualified Stock Option Plan and the 1999 Nonqualified Stock Option Plan are the only equity based compensation plans currently in effect. At December 31, 2005, the Company had outstanding 7,845,285 options under the 1999 Qualified Stock Option Plan. No options have been granted under the 1999 Nonqualified Stock Option Plan.

Number of securities remaining available for
Number of securities to be		future issuance under equity compensation
issued upon exercise of	Weighted-average exercise	plans (excluding securities reflected in column
outstanding options (1) (2)	price of outstanding options (1)	(a)) (1)
(a)	(b)	(c)
6,887,910	$3.79	5,347,254

(1)	Adjusted to reflect a three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005; the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003; and the three-for-two stock split declared in June 2002 and distributed on July 10, 2002.

(2)	Excludes 1,555,131 shares issued upon exercise of stock options through December 31, 2005.
RECENT SALES OF UNREGISTERED SECURITIES
No sales of unregistered securities were made by the Company in 2005.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES
No purchases of the Company’s common stock were made by or on behalf of the Company in 2005.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Form 10-K, and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2005, are derived from the Company’s Consolidated Financial Statements.

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(As Restated)(2)	(As Restated)(2)	(As Restated)(2)	(As Restated)(2)
	(Amounts in thousands, except per share data)
Income Statement Data:

Interest income	$795,329	$591,376	$461,894	$385,734	$343,335
Interest expense	483,747	314,219	245,102	252,673	232,764

Net interest income	311,582	277,157	216,792	133,061	110,571
Provision for loan losses	(31,000)	(36,691)	(27,048)	(15,083)	(12,278)

Net interest income after provision for loan losses	280,582	240,466	189,744	117,978	98,293
Noninterest income	35,820	53,628	25,295	59,244	26,579
Noninterest expenses	(108,230)	(100,125)	(84,821)	(73,917)	(60,310)

Income before income taxes	208,172	193,969	130,218	103,305	64,562
Income taxes	(45,086)	(22,093)	(19,263)	(16,585)	(6,151)

Income before cumulative effect of change in accounting principle	163,086	171,876	110,955	86,720	58,411
Cumulative effect on change in accounting for derivative instruments, net of taxes	—	—	—	—	1,215

Net income	163,086	171,876	110,955	86,720	59,626
Preferred stock dividends	36,985	27,158	21,593	13,774	10,264

Income available to common stockholders	$126,101	$144,718	$89,362	$72,946	$49,362

Share Data:
Basic earnings per common share (1)	$0.77	$0.89	$0.56	$0.48	$0.34
Diluted earnings per common share (1)	$0.74	$0.86	$0.54	$0.48	$0.34
Cash dividend declared per common share (1) (3)	$0.19	$0.14	$0.11	$0.09	$0.07
Period end number of common shares outstanding (1)	164,098	163,919	162,624	159,992	145,721
Weighted average number of common shares outstanding (1)	164,024	163,348	160,734	150,712	145,727
Weighted average number of common shares outstanding on a fully diluted basis (1)	170,619	170,443	165,330	152,491	146,139
Cash dividends declared on common shares	$30,575	$23,502	$18,322	$14,045	$10,375
Dividends payout ratio	24.25%	16.24%	20.50%	19.26%	21.02%
Book value per share data (1)	$4.04	$3.45	$2.70	$2.25	$1.41

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(As Restated)(2)	(As Restated)(2)	(As Restated)(2)	(As Restated)(2)
	(Amounts in thousands, except per share data)
Performance ratios:
Return on assets (4)	1.07%	1.33%	1.12%	1.23%	1.17%
Return on common stockholders’ equity (4)	20.53	28.79	22.37	25.84	26.31
Efficiency ratio	30.67	30.66	32.17	40.66	42.79
Operating expenses to total end-of-period assets	0.67	0.70	0.74	0.90	1.02
Net yield on interest-earning assets	2.08	2.22	2.31	1.88	2.32

Balance Sheet Data:
Total assets	$16,151,864	$14,321,620	$11,527,509	$8,211,345	$5,896,653
Federal funds sold and resell agreements	746,539	1,017,303	649,852	459,147	156,133
Investments securities held to maturity, securities available for sale and trading securities	7,079,191	6,929,260	5,778,790	3,661,944	2,656,066
Loans-net	7,815,623	5,917,352	4,683,118	3,754,357	2,838,404
Total liabilities	14,958,386	13,244,061	10,703,131	7,628,369	5,511,056
Total deposits	8,375,609	6,244,170	5,397,676	4,306,784	3,244,683
Federal funds purchased and repurchase agreements	6,260,029	6,683,527	5,046,045	3,097,341	2,059,646
Stockholders’ equity	1,193,478	1,077,559	824,378	582,976	385,597

Capital Ratios:
Total capital to risk-weighted assets	13.13%	14.90%	13.90%	12.79%	11.44%
Tier I capital to risk-weighted assets	12.30	14.01	13.06	11.94	10.52
Tier I capital to average assets	7.48	7.69	7.18	7.19	7.13
Equity-to-asset ratio (4)	7.45	7.36	7.13	6.87	6.26

Asset Quality Ratios:
Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.42%	0.27%	0.31%	0.28%	0.29%
Total non-performing loans as a percentage of loans at end of period	0.81	0.58	0.66	0.51	0.49
Net loans charged-off to average total loans (5)	0.27	0.34	0.29	0.19	0.23
Allowance for loan losses to total loans at end of period	1.17	1.34	1.30	1.24	1.33
Allowance for loan losses to non-performing loans	144.39	233.64	197.17	242.80	271.83

(1)	Adjusted to reflect a three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005; the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003; and the three-for-two stock split declared in June 2002 and distributed on July 10, 2002.

(2)	See Note 25 to the consolidated financial statements for information about the restatement.

(3)	Cash dividends amounts are rounded.

(4)	The return on assets is computed dividing net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

(5)	Average balances were computed using beginning and period-end balances.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This section analyzes the major elements of the Company’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing elsewhere in this Annual Report.
     The following Management’s Discussion and Analysis gives effect to the restatement of the consolidated financial statements, as discussed in Note 25 to the consolidated financial statements included at Item 8.
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
OVERVIEW
     Total assets at December 31, 2005, 2004 and 2003 were $16.15 billion, $14.32 billion, and $11.53 billion, respectively. This growth was driven by increases in the Company’s loan and investment portfolios. Loans receivable-net grew by $1.89 billion for the year ended December 31, 2005, when compared to the previous year, resulting from the Company’s continued strategy of growing its commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolios. The investment portfolio, excluding short-term money market instruments, increased $149.9 million, from $6.93 billion in 2004, to $7.08 billion in 2005. The investment portfolio was $5.78 billion at December 31, 2003. Total deposits reached $8.38 billion, from $6.24 billion at December 31, 2004, and $5.40 billion at year end 2003.
     Net income was $163.1 million, $171.9 million and $111.0 million and earnings per basic common share were $0.77 ($0.74 on a diluted basis), $0.89 ($0.86 on a diluted basis), and $0.56 ($0.54 on a diluted basis) for the years 2005, 2004 and 2003, respectively. Even though net interest income for the year ended December 31, 2005 increased by $34.4 million and the provision for loan losses was $5.7 million lower than those for the comparable prior year, net income for the year 2005 was also impacted by the flat to inverted yield curve effect, a decrease of $20.5 million in net gain on derivative instruments, an increase of $8.1 million on noninterest expense and a significantly higher provision for income taxes of $23.0 million. In the year 2005, the Company recorded a charge of $6.7 million ($4.1 million, net of taxes), mainly as a result of the change in the fair value during the year of certain interest rate swaps on a portion of the Company’s brokered deposits. The increase in net income for the year ended December 31, 2004, when compared to year 2003, was primarily the result of strong loan and investments securities growth. The Company has maintained strong asset quality control and expense control, resulting in returns on average assets (“ROA”) of 1.07%, 1.33% and 1.12% and returns on average common stockholders’ equity (“ROCE”) of 20.53%, 28.79%, and 22.37% for the years ended 2005, 2004 and 2003, respectively.

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
     The main objective of the Company’s Asset and Liability Management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. As further discussed in Item 7A: “Quantitative and Qualitative Disclosures About Market Risk”, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities. Therefore, management has followed a conservative practice inclined towards the preservation of capital with adequate returns. The Company’s Investment Committee, which includes the entire Board of Directors and senior management, is responsible for the asset-liability management oversight. The Investment Department is responsible for implementing the policies established by the Investment Committee.
     2005 VERSUS 2004. Net interest income for the year ended December 31, 2005, was $311.6 million, an increase of $34.4 million, or 12.42%, from $277.2 million for the prior year. The increase in 2005 was the result of increases in interest income from loans, investment securities, mainly in tax-exempt securities, and money market instruments, which was partially offset by a decrease in interest income on mortgage-backed securities and increases in interest expense on deposits, on federal funds purchased and repurchase agreements and advances from the Federal Home Loan Bank.
     Average interest-earning assets for the year ended December 31, 2005, increased by $2.47 billion or 19.81%, compared to year 2004, primarily driven by a rise in the average loan portfolio of $1.58 billion, particularly due to increases in the portfolio of commercial real estate and commercial, industrial and agricultural loan (“Commercial and C&I Loans) portfolios, including asset-based, in the residential real estate-mortgage loans portfolio (including commercial loans mainly secured by individual mortgages on one-to-four family residential properties), and an increase of $866.2 billion or 16.04% in the average investment portfolio, excluding short-term money market instruments. The average mortgage-backed securities decreased by $182.6 million or 19.52%, while the average money market instruments increased by $205.2 million or 27.51%. The increase in the average investment portfolio was primarily in tax exempt securities, such as U.S. Government and agencies obligations as a result of the securities bought during the latter part of 2004 and the reinvestment of approximately $150.0 million previously invested in short-term money market instruments into short-term tax exempt securities, specifically US Government Agencies discounted notes. Notwithstanding, average yields earned in interest-earning assets increased 58 basis points, from 4.74% in year 2004, to 5.32% for the year ended 2005. The increase in the average yield was mainly due to higher average yields earned on the loan portfolio, mortgage-backed securities and money market instruments, while the remaining investment portfolio yield remained relatively flat increasing by only 2 basis points to 3.95% at December 31, 2005. The increase in the average yield earned on the loan portfolio was due to new higher yielding and the repricing of existing Commercial and C&I loans and residential real estate at floating rates. During the last quarter of 2004 and the year ended December 31, 2005, the Federal Reserve has increased the discount rate by 250 basis points reflected equally on the Prime Rate, an index used by the Bank to re-price most of its floating rate loans.
     The impact of the strong growth in average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities of $2.20 billion or 18.67% for the year 2005, when compared to 2004. Deposits grew on average by $1.45 billion or 24.57%, during the year ended December 31, 2005. Other borrowings on average (federal funds purchased, repurchase agreements and advances from FHLB) also increased by $741.8 million or 12.70% when compared to 2004. In addition, the overall cost of funds increased 80 basis points, from 2.67% for the year ended December 31, 2004, to 3.47% for year 2005. The average interest rate paid on deposits increased 46 basis points, from 2.81% in 2004, to 3.27% for 2005, and the average interest rates paid on federal funds purchased and repurchase agreements increased 118 basis points, from 2.49% in 2004, to 3.67% in 2005. The average interest rate paid on advances from the Federal Home Loan Bank also increased by 17 basis points, from 4.00% in 2004, to 4.17% in 2005. The Company was able to successfully lag its cost of rates paid during the year ended December 31, 2005, despite a rising rate trend. During the last quarter of 2004 and the year 2005, short-term interest rates continued rising with the LIBOR rate, the rate used by the Company to reprice most of its interest-bearing liabilities, increasing 251 basis points. Meanwhile, the Company’s cost of funds paid for the year ended December 31, 2005, increased by 80 basis points or 31.87%, of said increase of the LIBOR rate.
     The Company’s net yield on interest-earning assets decreased 14 basis points in 2005, to 2.08%. The decrease in the net interest margin was due to an increase in the general cost of funding of the Company, which increased at a faster pace than the increase in our yield on interest earning assets. This contraction is primarily due to the flat to inverted yield curve effect.
     2004 VERSUS 2003. Net interest income for the year ended December 31, 2004 was $277.2 million, an increase of $60.4 million, or 27.84%, from $216.8 million for the prior year. The increase in 2004 was the result of increases in interest income from loans, investment securities, mainly in tax-exempt securities and money market instruments, which was partially offset by increases in interest expense on deposits and on federal funds purchased and repurchase agreements.
     Average interest-earning assets for the year ended December 31, 2004 increased by $3.10 billion or 33.06%, compared to the previous year, primarily driven by a rise in the average loan portfolio of $1.12 billion or 26.26%, particularly due to increases in the portfolio of Commercial and C&I loans, and an increase of $1.83 billion or 51.23% in the average investment portfolio, excluding short-term money market instruments, mainly in tax-exempt securities, such as U.S. Government and agencies obligations. Average mortgage-backed securities decreased by $62.8 million or 6.29%, while average money market instruments increased by $211.4 million or 39.55%. Average yields on average interest-earning assets decreased from 4.92% in year 2003, to 4.74% for the year ended 2004. The decrease in the average yield was mainly due to a lower average yield earned on the loans portfolio, primarily due to a higher volume of Commercial and C&I loans with floating rates. The decrease in the average yield earned on the loans portfolio was partially offset by higher reinvestment rates on matured and called securities, and higher yields earned in money market instruments. Reinvestment rates for new securities were higher when compared to the previous periods, except for the last quarter of 2004, as the U.S. Treasury yield curve initially steepened ahead of the reaction by the Federal Reserve which started to increase interest rates in the second week of August 2004. As a result of this lagging factor, yields earned on floating rate loans were not adjusted as fast as on investment securities since the Prime Rate (an index used by Westernbank to re-price most of its loans) was raised at a slower pace following the Federal Reserve action. More recently, during last quarter of 2004, reinvestment rates decreased, primarily due to the flattening of the U.S. Treasury yield curve.
     The impact of the strong growth in average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities of $2.95 billion or 33.50% for the year 2004, when compared to 2003. The overall cost of funds decreased from 2.78% in 2003, to 2.67% in 2004, mainly due to certain liabilities that became due during the current year that were of longer terms and higher costs. These liabilities were part of the strategy in previous periods of increasing the maturities of a portion of Westernbank’s liabilities in anticipation of rising interest rates. As explained in the preceding paragraph, cost of rates for deposits adjusted immediately as the LIBOR rate (an index used by Westernbank to re-price its deposits) increased by market conditions following the change in the U.S. Treasury yield curve. Deposits grew in average by $1.14 billion during the year 2004, while other borrowings in average (federal funds purchased, repurchase agreements, advances from FHLB and other borrowings) increased by $1.81 billion for the same period.

     The Company’s net yield on interest-earning assets decreased 9 basis points in 2004, to 2.22%. The decrease in the net interest margin was mainly attributed to a decrease in our loan portfolio yield. This decrease was partially offset by an increase in the investment securities yield and a decrease in the rate paid in our deposits and borrowings, as previously explained.
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

	YEAR ENDED DECEMBER 31,
	2005			2004			2003
		Average	Average		Average	Average		Average	Average
	Interest	balance (1)	Yield / Rate	Interest	balance (1)	Yield / Rate	Interest	balance (1)	Yield / Rate
	(Dollars in Thousands)
Normal Spread:
Interest-earning assets:
Loans, including loan fees (2)	$479,042	$6,986,626	6.86%	$322,164	$5,401,955	5.96%	$275,848	$4,278,468	6.45%
Investment securities (3)	247,533	6,267,159	3.95	212,213	5,400,997	3.93	134,273	3,571,299	3.76
Mortgage and asset- backed securities (4)	32,321	752,839	4.29	37,489	935,421	4.01	40,140	998,257	4.02
Money market instruments	36,433	950,980	3.83	19,510	745,828	2.62	11,633	534,444	2.18

Total	795,329	14,957,604	5.32	591,376	12,484,201	4.74	461,894	9,382,468	4.92

Interest-bearing liabilities:
Deposits	241,268	7,376,605	3.27	166,237	5,921,733	2.81	137,271	4,777,253	2.87
Federal funds purchased and repurchase agreements	234,791	6,398,451	3.67	141,414	5,676,595	2.49	101,652	3,891,972	2.61
Advances from FHLB	7,688	184,153	4.17	6,568	164,245	4.00	6,037	137,838	4.38
Other borrowings	—	—	—	—	—	—	142	3,698	3.84

Total	483,747	13,959,209	3.47	314,219	11,762,573	2.67	245,102	8,810,761	2.78

Net interest income	$311,582			$277,157			$216,792

Interest rate spread			1.85%			2.07%			2.14%

Net interest-earning assets		$998,395			$721,628			$571,707

Net yield on interest-earning assets (5)			2.08%			2.22%			2.31%

Ratio of interest-earning assets to interest-bearing liabilities		107.15%			106.13%			106.49%

Tax Equivalent Spread:
Interest-earning assets	$795,329	$14,957,604	5.32%	$591,376	$12,484,201	4.74%	$461,894	$9,382,468	4.92%
Tax equivalent adjustment	41,305	—	0.27	53,555	—	0.43	31,522	—	0.34

Interest-earning assets - tax equivalent	836,634	14,957,604	5.59	644,931	12,484,201	5.17	493,416	9,382,468	5.26

Interest-bearing liabilities	483,747	$13,959,209	3.47	314,219	$11,762,573	2.67	245,102	$8,810,761	2.78

Net interest income	$352,887			$330,712			$248,314

Interest rate spread			2.12%			2.50%			2.48%

Net yield on interest- earning assets (5)			2.36%			2.65%			2.65%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loans fees, net amounted to $17.9 million; $10.6 million and $8.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Net interest income divided by average interest-earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and changes in interest rates.

	Year ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$103,874	$53,004	$156,878	$64,831	$(18,515)	$46,316
Investment securities (1)	34,205	1,115	35,320	71,641	6,299	77,940
Mortgage and asset-backed securities (2)	(8,138)	2,970	(5,168)	(2,519)	(132)	(2,651)
Money market instruments	6,294	10,629	16,923	5,216	2,661	7,877

Total increase (decrease) in interest income	136,235	67,718	203,953	139,169	(9,687)	129,482

Interest expense:
Deposits	44,875	30,156	75,031	32,048	(3,082)	28,966
Federal funds purchased and repurchase agreements	19,785	73,592	93,377	44,217	(4,455)	39,762
Advances from FHLB	822	298	1,120	972	(441)	531
Other borrowings	—	—	—	(142)	—	(142)

Total increase (decrease) in interest expense	65,482	104,046	169,528	77,095	(7,978)	69,117

Increase (decrease) in net interest income	$70,753	$(36,328)	$34,425	$62,074	$(1,709)	$60,365

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
     PROVISION FOR LOAN LOSSES
     The 2005 provision for loan losses was $31.0 million, a decrease of $5.7 million or 15.51% from 2004. Net charge-offs during 2005 amounted to $18.7 million, which when subtracted from the provision for loan losses of $31.0 million resulted in a net increase in the allowance for loan losses of $12.3 million. The provision for the year ended 2004 was $36.7 million, an increase of $9.6 million from the year ended December 31, 2003. Net charge-offs during 2004 amounted to $18.2 million, which when subtracted from the provision for loan losses of $36.7 million resulted in a net increase in the allowance for loan losses of $18.5 million.
     Even though the loan portfolio grew between years, the decrease in the provision for loan losses from 2004 to 2005 was attributed to lower net charge offs, principally in the Expresso of Westernbank division loan portfolio and relatively stable delinquencies in our commercial and consumer loan portfolios during the year 2005, when compared to the same period in 2004. The provision for loan losses for Westernbank Business Credit division accounted for $22.4 million or 72.33% of the total provision for loan losses for the year ended December 31, 2005, while for year 2004, it accounted for $6.0 million or 16.33% of the total provision for loan losses. The increase of $16.4 million in the provision for loan losses for Westernbank Business Credit division is mainly attributable to two factors; first, an increase in the division loss ratio as a result of a $5.3 million partial charge-off of one loan that was acquired in the original purchased loan portfolio of this division on June 15, 2001. The remaining outstanding principal balance of this loan at December 31, 2005, is $10.1 million, with a specific valuation allowance of $6.8 million. Second, the increase in the specific reserves of two loans of the division loan portfolio during the fourth quarter of year 2005. Outstanding principal balances on these loans were $10.1 million (as explained above) and $14.1 million at December 31, 2005, with specific reserves of $6.8 million and $4.8 million, respectively. The provision for loan losses for the consumer loan portfolio decreased by $10.0 million, from 2004 to 2005. This decrease was primarily due to the relatively stable delinquency levels at the consumer loans portfolio, the decrease in the outstanding balance of the loan portfolio of the Expresso of Westernbank and the decrease in net charge-offs, principally in the Expresso of Westernbank division loan portfolio. The decrease in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division’s portfolio matures and average yield continues to increase.

     The Expresso loan portfolio includes small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers that are usually low income earners. Therefore, delinquencies in the Expresso of Westernbank division tend to be higher when compared to the total consumer loans portfolio in general.
     At December 31, 2005, the allowance for loan losses was $92.4 million or 1.17% of total loans, and 144.39% of total non-performing loans (reserve coverage), compared to an allowance for loan losses at December 31, 2004, of $80.1 million or 1.34% of total loans, and 233.64% of total non-performing loans. The decrease in the allowance for loan losses to total loans ratio was principally due to the significant increase in the commercial real estate loans portfolio and other commercial loans portfolio. The decrease in the allowance for loan losses to total non-performing loans was mainly due to the increase in Commercial and C&I non-performing loans.
     For the year ended December 31, 2005, net charge-offs to average loans decreased from 0.34% for the year 2004, to 0.27% for the year 2005. In absolute dollar amounts, net charge-offs remained relatively unchanged at $18.7 million, when compared to $18.2 million in 2004. Commercial loans charged-off were $8.2 million for the year ended December 31, 2005, when compared to $5.4 million for the year ended December 31, 2004, an increase of $2.8 million or 51.54%. The increase in Commercial and C&I loans charged-off was primarily due to the partial charge-off of $5.3 million recorded during the fourth quarter of 2005, as explained before. Loans charged-off in the consumer loans portfolio decreased by $2.7 million or 16.17%, from $16.5 million in 2004, to $13.8 million in 2005. The decrease is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loans charged-offs. Loans charged-off by the Expresso of Westernbank division decreased from $12.4 million for year 2004, to $9.8 million for year 2005, a decrease of $2.6 million or 20.97%. Management strategy of stabilizing charge-offs and increasing the yield of the Expresso loan portfolio by continuously reviewing its underwriting policies, increasing the level of collateralized loans, and increasing the overall rates charged has resulted in lower levels in net charge-offs and a higher yield. The average yield of the Expresso of Westernbank loan portfolio was 23.15% at December 31, 2005. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2005, already accounts for 15% of the outstanding balance. The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $3.5 million in 2005 and $4.0 million in 2004.
     The increase in the provision for loan losses from 2003 to 2004 was mainly attributable to the overall growth in the Company’s loan portfolio, particularly its commercial real estate loan portfolio, the loan portfolio of its asset-based lending division, Westernbank Business Credit, and the provision associated with the loan portfolio of the Expresso of Westernbank. The provision for loan losses for the commercial loan portfolio grew by $8.7 million or 78.47%, from 2003 to 2004. This was primarily due to the increase in the loan portfolio of Westernbank Business Credit and the strong growth of the Company’s Commercial and C&I loan portfolio. The provision for loan losses for Westernbank Business Credit accounted for $6.0 million or 30.35% of the total provision for loan losses in the commercial loan portfolio for the year ended December 31, 2004, while for year 2003, it accounted for $2.1 million or 12.43% of the total provision for loan losses in the commercial loan portfolio. The provision for loan losses for the consumer loan portfolio grew by $262,000, from 2003 to 2004. The slight increase was primarily due to the relatively stable delinquency levels at the regular consumer loans portfolio and the decrease in the loan portfolio of the Expresso of Westernbank.
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
     The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of various conditions as the existing general economic and business conditions affecting key lending areas; terms, nature and volume of the portfolio, credit quality trends including trends in non-performing loans expected to result from existing conditions, evaluation of the collectibility of the loan portfolio, collateral values, credit concentrations, trends in historical loss experience, specific impaired loans and delinquency trends, among other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s loan loss allowance as its loan portfolio grows and diversifies. For a more detailed discussion of the factors affecting the provision for loan losses and changes in the underlying factors affecting the components of the Allowance for Loan Losses refer to “Financial Condition — Allowance for Loan Losses” and Item I, “Business — Allowance for Loan losses”.
     NONINTEREST INCOME
     For the year ended December 31, 2005, noninterest income decreased $17.8 million or 33.21%, when compared to the same period in 2004. This decrease was mainly due to a decrease of $20.5 million in the Net Gain on Derivative Instruments line as a result of the change in the fair value during the year, including the net cash settlements of such positions, of certain interest rate swaps. Net gain on sales and valuation of loans, securities, and other assets also decreased by $2.1 million, as a result of realized gain of $525,000 on an investment security during the third quarter of 2004 and higher realized gains on loans securitized or sold in the secondary market in 2004. Such decreases were partially offset by an increase of $4.8 million or 16.72% in service and other charges on loans, deposits and other fees and commissions.
     For the year ended December 31, 2004, noninterest income increased by $28.3 million, when compared to $25.3 million in year 2003. The increase in other income for year 2004 was mainly due to a net loss on sales and valuation of loans, securities and other assets of $22.7 million ($17.0 million net of tax) recorded during the first half of year 2003, related to the corporate bond and loan obligations (“CBO’s” and “CLO’s”) portfolio liquidated on June 6, 2003. See Note 3 — Investment Securities — to the consolidated financial statements and Financial Condition — Investments section. Service and other charges on loans, deposits and other fees and commissions, grew $780,000, to $28.6 million for the year ended December 31, 2004, from $27.8 million for the year ended December 31, 2003. This increase was driven by higher activity associated with service charges on loans and deposit accounts and other fees, including fees associated to the trust division, insurance commissions earned by Westernbank Insurance Corp., and fees generated by the asset-based lending operation as well as increases in other areas resulting from the Company’s overall growing volume of business.
     NONINTEREST EXPENSES
     Total noninterest expenses increased $8.1 million or 8.09% and $15.3 million or 18.04% in 2005 and 2004, respectively.
     Salaries and employees’ benefits, which is the largest component of total noninterest expenses, increased $8.3 million or 21.76% and $4.5 million or 13.23% in 2005 and 2004, respectively. Such increases are attributed to the increases in personnel, normal salary increases and related employees’ benefits, principally attributed to our continued expansion in the San Juan Metropolitan area and our entrance to the east coast of Puerto Rico. On October 22, 2004, we opened our flagship mega branch in Old San Juan, on March 16, 2005, we opened our new state of the art mega branch in Humacao and by the latter part of 2005 we opened our Condado Mega Branch. At December 31, 2005, the Company had 1,311 full-time employees, including its executive officers, an increase of 136 employees or 11.57% since December 31, 2004.
     For the year ended December 31, 2005, advertising expense decreased by $1.3 million or 12.83%, when compared to year 2004, as the Company concluded its radio, newspaper and television campaign promoting Westernbank’s institutional image and positioning the Company for its strategy in the San Juan metropolitan area that was in effect during most of the year 2004. Advertising expense for year 2004 increased $3.8 million or 56.88%, when compared to year 2003. The increase in year 2004 was principally due to various radio, newspaper and television campaigns promoting Westernbank’s institutional image and positioning the Company for its strategy in the San Juan metropolitan area, as well as 2004 promotional campaigns for several Westernbank’s products.
     Noninterest expenses, as a group, excluding salaries and employees’ benefits and advertising, increased $1.1 million or 2.18%, during the year ended December 31, 2005, from $51.3 million in 2004, to $52.4 million in 2005, compared to an increase of $7.0 million or 15.85%, from $44.3 million in 2003. These increases resulted primarily from costs associated with the additional investment in technology and general infrastructure to sustain and coordinate the Company’s growth and expansion in all of its business areas.
     The Company continued its strict cost control measures, maintaining operating expenses at adequate levels, as evidenced by its efficiency ratios of 30.67%, 30.66% and 32.17% for the years 2005, 2004 and 2003, respectively.

     PROVISION FOR INCOME TAXES
     Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%, except for years 2005 and 2006, in which a transitory additional surtax of 2.5% over net taxable income was imposed by the Governor of Puerto Rico under Law No. 41, signed on August 1, 2005, effectively increasing the maximum statutory regular tax rate to 41.5%. This transitory additional tax is in effect for taxable years 2005 and 2006 and had a retroactive effect to January 1, 2005. The provision for income taxes for the year ended December 31, 2005, amounted to $45.1 million, compared to $22.1 million in 2004 and $19.3 million in 2003. The current provision for Puerto Rico income taxes for the year ended December 31, 2005, amounted to $52.5 million, compared to $28.2 million in 2004 and $29.3 million in 2003. The increase in the current provision for income taxes for 2005, when compared to 2004, is attributed to two factors. First, the transitory additional surtax of 2.5% over net taxable income, explained above, resulted in an additional current income tax provision of $3.2 million during the year ended December 31, 2005. Second, the significant increase in the Company’s taxable income derived from increases in the loans portfolio; changing the proportion between exempt and taxable income, and therefore increasing the Company’s effective tax rate. For the year 2004, although the income before the provision for income taxes significantly increased when compared to year 2003, the current provision remained almost flat because of the increase in the Company’s exempt interest income derived from a significant investment in tax exempt securities, primarily in U.S. Government and Agencies Obligations, of which the interest is exempt under Puerto Rico income tax laws. Also, activities relating to the Westernbank International division are exempt from income tax purposes. As a result, the Company’s effective tax rate is substantially below the statutory rate, being 21.7%, 11.4% and 14.8% for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in the effective tax rate in year 2005 when compared to years 2004 and 2003, was attributable to the transitory additional surtax of 2.5% imposed on August 1, 2005, as explained before, and the significant increase in the Company’s taxable income derived from the loan portfolio; changing the proportion between exempt and taxable income, as explained before. The decrease in the effective tax rate for the year 2004 when compared to year 2003, was attributable to the significant increase in the Company’s exempt interest income for year 2004.
     Deferred income taxes reflect the impact of credit, operating and capital losses carryforwards, and “temporary differences” between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The deferred income tax credit increased in 2005 and decreased in 2004. Changes in years 2005 and 2004, are attributable to temporary differences in the recognition of certain items for tax and books, principally changes in the allowance for loan losses and in the unrealized loss on derivative instruments (See Note 11 — Income Taxes — to the consolidated financial statements).
     NET INCOME
     The Company’s net income decreased $8.8 million or 5.11% from 2004 to 2005, and increased $60.9 million or 54.91% from 2003 to 2004. The decrease in net income for the year ended December 31, 2005, when compared to year 2004, was impacted by an increase of $34.4 million in net interest income as a result of higher yields on the average loan portfolio and in the average money market instruments portfolio, a provision for loan losses $5.7 million lower than for the comparable prior year, a decrease of $20.5 million in the net gain on derivative instruments, an increase of $8.1 million in noninterest expense and a significant increase in the provision for income taxes of $23.0 million. In the year 2005, the Company recorded a charge of $6.7 million ($4.1 million, net of taxes), mainly as a result of the change in the fair value during the year of certain interest rate swaps on a portion of the Company’s brokered deposits. The increase for year 2004 resulted from an increase in net interest income and noninterest income, which was partially offset by increases in total noninterest expenses, and in the provisions for loan losses and income taxes. Net income for the year 2003 was affected by the net loss of $22.7 million ($17.0 million net of tax) recorded in the first six months of 2003, relating to the Company’s investment in CBO’s and CLO’s.
     FINANCIAL CONDITION
     LOANS
     Loans receivable-net were $7.82 billion or 48.39% of total assets at December 31, 2005, an increase of $1.90 billion, or 32.08%, from December 31, 2004. Loans, net were $5.92 billion or 41.32% of total assets at December 31, 2004, increasing $1.23 billion or 26.36%, from $4.68 billion or 40.63% of total assets at December 31, 2003.

     The Company continues to focus on growing its commercial loans portfolio through commercial real estate, construction and land acquisition, asset-based and other commercial loans. As a result, the commercial real estate collateralized loans portfolio increased $1.11 billion or 35.05%, from December 31, 2004, to $4.26 billion at December 31, 2005. Commercial real estate collateralized loan portfolio were $3.15 billion at December 31, 2004, an increase of $893.2 million or 39.50%, from $2.26 billion at December 31, 2003. Commercial, industrial and agricultural loans portfolio were $1.01 billion as of December 31, 2005, an increase of $244.5 million or 31.81%, from $768.6 million at December 31, 2004. Commercial, industrial and agricultural loans portfolio increased by $243.9 million or 46.47%, from $524.7 million at December 31, 2003, to $768.6 million at December 31, 2004. The residential real estate-mortgage loans portfolio, which includes commercial loans mainly secured by individual mortgages on one-to-four family residential properties, increased from $879.1 million as of December 31, 2004, to $1.30 billion as of December 31, 2005. The residential real estate-mortgage loans portfolio was $894.0 million as of December 31, 2003. Consumer and other loans portfolio, including credit cards and loans on deposits decreased from $866.9 million as of December 31, 2004, to $830.4 million as of December 31, 2005. Consumer and other loans portfolio was $861.9 million at December 31, 2003.
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
     During the past five years, loans have grown at an average annualized rate of 28.80%. As of December 31, 2005, Commercial and C&I loans were 67.47% (80.79% collateralized by real estate) and consumer loans were 10.62% (70.56% collateralized by real estate) of the $7.82 billion loan portfolio-net, compared to commercial loans of 66.30% (80.40% collateralized by real estate) and consumer loans of 14.65% (67.50% collateralized by real estate) of the $5.92 billion loan portfolio-net as of December 31, 2004. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 84% of its loans collateralized by real estate as of December 31, 2005. As of December 31, 2005, Westernbank Business Credit and Expresso of Westernbank divisions’ loan portfolios amounted to $1.26 billion and $135.0 million, respectively. For the years ended December 31, 2005 and 2004, the average yields of Westernbank Business Credit and the Expresso of Westernbank loan portfolios were 8.24% and 6.21%, and 23.15% and 20.34%, respectively.
     The following table sets forth the composition of the Company’s loans portfolio at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Commercial real estate — mortgage (1)	$4,260,258	54.5%	$3,154,679	53.3%	$2,261,465	48.3%	$1,647,602	38.9%	$1,115,700	39.3
Residential real estate — mortgage (2)	1,298,535	16.6	879,056	14.9	894,007	19.1	844,803	22.5	847,462	29.9
Construction — mortgage	505,760	6.5	328,145	5.5	202,600	4.3	181,266	4.8	117,957	4.2
Commercial, industrial and agricultural (1)	1,013,092	13.0	768,604	13.0	524,747	11.2	384,200	15.2	378,696	13.3
Consumer and others (3) (4)	830,384	10.6	866,934	14.6	861,907	18.4	743,600	19.8	416,953	14.7

Total loans	7,908,029	101.2	5,997,418	101.3	4,744,726	101.3	3,801,471	101.2	2,876,768	101.4

Allowance for loan losses	(92,406)	(1.2)	(80,066)	(1.3)	(61,608)	(1.3)	(47,114)	(1.2)	(38,364)	(1.4)

Loan — net	$7,815,623	100.0%	$5,917,352	100.0%	$4,683,118	100.0%	$3,754,357	100.00%	$2,838,404	100.00

(1)	Includes $1.3 billion, $831.1 million, $641.1 million, $427.7 million and $255.8 million of Westernbank Business Credit division outstanding loans at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes fixed and floating interest rate loans to two mortgage originators in Puerto Rico mainly secured by mortgages on one-to-four family residential properties as follows: $1.14 billion, $745.0 million, $750.6 million, $701.6 million, and $685.3 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(3)	Includes $135.0 million, $144.0 million, $155.6 million and $117.4 million of Expresso of Westernbank division outstanding loans at December 31, 2005, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

(4)	Includes $585.9 million, $585.2 million, $521.6 million, $447.9 million and $167.9 million collateralized by real estate at December 31, 2005, 2004, 2003, 2002, 2001, respectively.
     Residential real estate — mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2005, residential mortgage loans included $1.14 billion in commercial loans mainly secured by individual mortgages on one-to-four family residential properties to two mortgage originators in Puerto Rico and $10.8 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.

     The Company has a significant lending concentration of $1.05 billion in one mortgage originator in Puerto Rico at December 31, 2005. Westernbank has outstanding $88.7 million with another mortgage originator in Puerto Rico for a total loans granted to mortgage originators amounting to $1.14 billion at December 31, 2005. These commercial loans are secured by 14,428 individual mortgage loans on residential and commercial real estate with an average principal balance of $78,900 each. The mortgage originators had always paid the loans in accordance with their terms and conditions. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit).
     Westernbank originated $1.74 billion of commercial real estate — mortgage loans, including asset-based and construction loans, during the year ended December 31, 2005. At December 31, 2005, commercial real estate — mortgage loans totaled $4.26 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans, mainly in Canada and in the United Kingdom, amounted to $64.1 million at December 31, 2005. At December 31, 2005, the Company maintained its status as a secured lender, with approximately 84% of its loans collateralized by real estate.
     The portfolio of Consumer and other loans at December 31, 2005, consisted of consumer loans of $830.4 million, of which $585.9 million are secured by real estate, $213.8 million are unsecured consumer loans (consisting of $114.3 million of Expresso of Westernbank division’s unsecured loans portfolio, credit card loans of $49.4 million and other consumer loans of $50.1 million) and loans secured by deposits in Westernbank totaling $30.7 million.
     During 2005, Westernbank securitized $3.7 million and $1.0 million of residential mortgage loans into Government National Mortgage Association and Fannie Mae participation certificates, respectively, and sold loans amounting to $15.7 million to Fannie Mae. Westernbank continues to service outstanding loans which are securitized and those individually sold to Fannie Mae.
     The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at December 31, 2005. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		Maturities
			After one year to five years		After five years
			(In thousands)
	Balance outstanding at	One year or	Fixed	Variable	Fixed	Variable
	December 31, 2005	less	interest	interest	interest	interest
Commercial real estate — mortgage	$4,260,258	$1,014,204	$526,953	$870,825	$75,903	$1,772,373
Residential real estate — mortgage	1,298,535	4,640	17,125	31	199,828	1,076,911	(1)
Construction — mortgage	505,760	273,367	—	232,393	—	—
Commercial, industrial and agricultural	1,013,092	312,002	39,575	551,083	5,771	104,661
Consumer and others	830,384	124,489	178,696	11,095	82,877	433,227

Total	$7,908,029	$1,728,702	$762,349	$1,665,427	$364,379	$3,387,172

(1)	Includes $1.08 billion of floating interest rate (three month LIBOR plus a spread) loans to two mortgage originators in Puerto Rico mainly secured by mortgage loans for one-to-four family residential properties.

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
     Westernbank’s Senior Credit Committee approval is required for all loans in excess of $20.0 million ($15.0 million in the case of Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans from $1.0 million to $20.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed of a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $20.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee are also reviewed and ratified by the Board of Directors of the Company. All loans in excess of $50.0 million require the approval of the Board of Directors of the Company.
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
     Westernbank’s practice is that its limited production and origination of residential real estate loans are mostly conforming loans, eligible for sale in the secondary market. The loan-to-value ratio at the time of origination on residential mortgages is generally 75%, except that Westernbank may lend up to 90% of the lower of the purchase price or appraised value of residential properties if private mortgage insurance is obtained by the borrower for amounts in excess of 80%.
     Westernbank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty-five years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgage loans are originated with the intent to sell. Westernbank also granted loans mainly secured by first mortgages on one-to-four residential properties to mortgage originators in Puerto Rico. During the first half of the year ended December 31, 2005, Westernbank granted $600.5 million of such loans.
     Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of December 31, 2005, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.85% (less than 1%), compared to 0.55% (less than 1%) at December 31, 2004. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “NON-PERFORMING LOANS AND FORECLOSED REAL ESTATE HELD FOR SALE”.
     Westernbank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by Westernbank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, Westernbank makes fixed-rate residential second mortgage consumer loans. In July 2002, Westernbank launched a new banking division focused on offering consumer loans that now has 20 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $150,000.
     Westernbank offers the service of VISA™ and Master Card™ credit cards. At December 31, 2005, there were approximately 22,399 outstanding accounts, with an aggregate outstanding balance of $49.4 million and unused credit card lines available of $86.4 million.
     In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2005, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.13%, compared to 1.03% at December 31, 2004. The increase in the delinquency ratio from 2004 to 2005 was mainly due to delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.

     Westernbank has 84% of its loan portfolio as of December 31, 2005, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.72% at December 31, 2005, and 0.57% at December 31, 2004.
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
     The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, but in no event is it recognized after a borrower is 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful. Consumer loans that have principal and interest payments that have become past due one hundred and twenty days and credit cards and other consumer revolving lines of credit that have principal and interest payments that have become past due one hundred and eighty days are charged-off to the allowance for loan losses.
     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Commercial real estate — mortgage and commercial, industrial and agricultural loans	$55,585	$25,417	$24,142	$13,567	$7,947
Residential real estate mortgage and construction loans	2,125	1,730	2,259	2,026	2,735
Consumer loans	6,288	7,122	4,845	3,812	3,431

Total non-performing loans	63,998	34,269	31,246	19,405	14,113
Foreclosed real estate held for sale	4,137	3,811	4,082	3,679	3,013

Total non-performing loans and foreclosed real estate held for sale	$68,135	$38,080	$35,328	$23,084	$17,126

Interest that would have been recorded if the loans had not been classified as non-performing	$4,916	$3,557	$2,500	$1,102	$1,123

Interest recorded on non-performing loans	$743	$243	$583	$775	$1,716

Total non-performing loans as a percentage of total loans at end of period	0.81%	0.58%	0.66%	0.51%	0.49%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.42%	0.27%	0.31%	0.28%	0.29%

     The increase in non-performing loans from year end 2004, to year end 2005 mainly comes from the Company’s Commercial real estate-mortgage, Commercial, Industrial and Agricultural loans (“C&I”) and Other Loans portfolio. Non-performing loans on the Commercial and C&I loan portfolio increased by $30.2 million, when compared to December 31, 2004. The increase is primarily attributed to one loan of Westernbank Business Credit division originally acquired in the purchased loan portfolio, with an outstanding principal balance of $10.1 million. There is also one borrower with five commercial loans with an aggregate principal balance of $8.4 million, and five other commercial loans with outstanding principal balances between $1.0 million to $3.0 million, with an aggregate outstanding principal balance of $8.2 million. These loans are collateralized with real estate and did not require any valuation allowance. At December 31, 2005, the allowance for possible loan losses was 144.39% of total non-performing loans (reserve coverage).
     The increase in non-performing loans from year end 2003 to year end 2004, was mostly attributed to one commercial loan with a principal balance of $1.5 million, collateralized by real estate. At December 31, 2004, this loan did not require a valuation allowance. At December 31, 2004, the allowance for possible loan losses was 233.64% of total non-performing loans (reserve coverage).
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
     The Unallocated Allowance. An unallocated allowance is established recognizing the estimation risk associated with the formula and specific allowances. It is based upon management’s evaluation of various conditions, the effects of which are not directly measured in determining the formula and specific allowances. These conditions include then-existing general economic and business conditions affecting our key lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, regulatory examination results, and findings of our internal credit examiners. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because these are not identified with specific problem credits or portfolio segments.

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
     At December 31, 2005, the allowance for loan losses was $92.4 million, consisting of $76.6 million formula allowance (general allowance) and $15.8 million of specific allowance. As of December 31, 2005, the allowance for loan losses equals 1.17% of total loans, compared with an allowance for loan losses at December 31, 2004, of $80.1 million, or 1.34% of total loans.
     As of December 31, 2005, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance, beginning of year	$80,066	$61,608	$47,114	$38,364	$28,928

Loans charged-off:
Commercial real estate — mortgage and commercial industrial and agricultural loans (1)	(8,233)	(5,433)	(2,479)	(3,389)	(2,970)
Residential real estate-mortgage and construction loans	(121)	(297)	(184)	—	(228)
Consumer loans (2)	(13,809)	(16,473)	(12,203)	(4,576)	(3,840)

Total loans charged-off	(22,163)	(22,203)	(14,866)	(7,965)	(7,038)

Recoveries of loans previously charged-off:
Commercial real estate — mortgage and commercial industrial and agricultural loans	1,008	1,844	1,141	584	133
Residential real estate-mortgage and construction loans	212	206	372	190	175
Consumer loans (3)	2,283	1,920	799	858	996

Total recoveries of loans previously charged-off	3,503	3,970	2,312	1,632	1,304

Net loans charged-off	(18,660)	(18,233)	(12,554)	(6,333)	(5,734)
Provision for loan losses	31,000	36,691	27,048	15,083	12,278
Allowance acquired on loans purchased	—	—	—	—	2,892

Balance, end of period	$92,406	$80,066	$61,608	$47,114	$38,364

Ratios:
Allowance for loan losses to total loans at end of period	1.17%	1.34%	1.30%	1.24%	1.33%
Provision for loan losses to net loans charged-off	166.13%	201.23%	215.45%	238.17%	214.13%
Recoveries of loans to loans charged-off in previous period	15.78%	26.71%	29.03%	23.19%	24.31%
Net loans charged-off to average total loans (4)	0.27%	0.34%	0.29%	0.19%	0.23%
Allowance for loans losses to non-performing loans	144.39%	233.64%	197.17%	242.80%	271.83%

(1)	Includes a $5.3 million partial charged-off in 2005 and a $505,000 charged-off in 2002 of Westernbank Business Credit division, consisting of two loans originally acquired in the purchased loan portfolio from Congress Credit, a subsidiary of First Union National Bank N.A., on June 15, 2001.

(2)	Includes $9.8 million, $12.4 million, $7.9 million and $62,000 of Expresso of Westernbank charge-offs, for the years ended December 31, 2005, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

(3)	Includes $1.1 million, $1.0 million and $17,000 of Expresso of Westernbank recoveries, for the years ended December 31, 2005, 2004 and 2003, respectively.

(4)	Average loans were computed using beginning and period-end balances.
     The Expresso loan portfolio include small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers that are usually low income earners. Therefore, delinquencies in the Expresso of Westernbank division tend to be higher when compared to the total consumer loan portfolio in general.
     The Expresso of Westernbank division has established policies, procedures and controls to asses, monitor and adequately manage the specific credit risk posed by this loan portfolio under the FDIC guidelines for sub-prime lending programs, even though this program does not exceed the 25% of capital applicable for such requirements. The division’s loan analyses and applications are processed in the system software that has embedded controls to help enforce the lending policies and limits as approved by the division’s senior management. Lending parameters and authority levels are programmed in a loan process application, restricting individuals to their level of authority. Also, the system uses tools to assist the loan officer in identifying critical information in the customer’s credit report based on a credit scoring process. The system returns a suggested decision and loan amount, based on the customer’s net disposable income, FICO Score, and credit profile tests. In addition to this package, the division branches obtain a credit report from a second credit bureau to ensure that the lending officer possesses all information needed to make the informed decision and to reduce the division’s credit risk exposure. Overall credit scores for the portfolio are analyzed periodically.

     The increase in loans charged-off by the Expresso of Westernbank division from 2003 to 2004 were attributable to higher delinquencies experienced. In accordance with the Company’s policy, all unsecured closed-end loans that are 120 days past due are charged off. All accounts written-off are submitted to the Company’s Collections Department recovery unit for continued collection efforts.
     Loans charged off by the Expresso of Westernbank division stabilized at lower levels during the last quarter of 2004 and in 2005. Management’s strategy of stabilizing loan losses and increasing the yield of the Expresso loan portfolio by continuously revising its underwriting policies, increasing the level of collateralized loans, and increasing the overall rate charged has resulted in lower levels in net charge offs and a higher yield. The average yield of the Expresso loan portfolio reached 23.15% at December 31, 2005. Also, the Expresso loan portfolio collateralized by real estate accounts for 15% of the outstanding balance at December 31, 2005.
     The 2005 increase in Commercial and C&I loans charged-off was primarily due to a partial charge-off of $5.3 million of one loan of Westernbank Business Credit division which was acquired in the original purchased loan portfolio on June 15, 2001. The remaining outstanding principal balance of this loan at December 31, 2005, was $10.1 million and the same is covered by a specific valuation allowance of $6.8 million.

     The following table presents the allocation of the allowance for credit losses, the loan portfolio composition percentage and the allowance coverage ratio in each loan category to total loans, as set forth in the “Loans” table on page 51, at the end of each year.

	AT DECEMBER 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for credit losses:

Commercial real estate — mortgage and commercial, industrial and agricultural loans (1)	$72,723	$58,208	$41,400	$31,671	$24,397
Residential real estate mortgage and construction loans	3,275	407	415	443	494
Consumer loans (2)	14,430	19,425	17,472	12,004	8,203
Unallocated	1,978	2,026	2,321	2,996	5,270

Total allowance for loan losses	$92,406	$80,066	$61,608	$47,114	$38,364

Loan portfolio composition percentages:

Commercial real estate — mortgage and commercial, industrial and agricultural loans	66.68%	65.42%	58.72%	53.45%	51.95%
Residential real estate mortgage and construction loans	22.82%	20.13%	23.11%	26.99%	33.56%
Consumer loans	10.50%	14.45%	18.17%	19.56%	14.49%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance coverage ratio at end of year:

Applicable to:

Commercial real estate — mortgage and commercial, industrial and agricultural loans	1.38%	1.48%	1.49%	1.56%	1.63%
Residential real estate mortgage and construction loans	0.18%	0.03%	0.04%	0.04%	0.05%
Consumer loans	1.74%	2.24%	2.03%	1.61%	1.97%
Unallocated (as a percentage of total loans)	0.03%	0.03%	0.05%	0.08%	0.18%

Total loans	1.17%	1.34%	1.30%	1.24%	1.33%

(1)	Includes an allowance of $30.0 million, $12.9 million, $6.6 million, $4.5 million and $3.1 million for Westernbank Business Credit loans at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Westernbank Business Credit began operations in 2001.

(2)	Includes an allowance of $8.4 million, $13.8 million, $10.0 million and $1.5 million for Expresso of Westernbank loans portfolio at December 31, 2005, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.
     The increase in the allowance for credit losses is mainly attributable to the overall growth in the Company’s loan portfolio, particularly those of its Commercial and C&I loans. In 2005, the Company increased its specific allowances of two loans of Westernbank Business Credit, the Company’s asset-based lending division, which increased the loan loss factor of this portfolio and its corresponding general allowance.

     In 2005, the allowance for credit losses on consumer loans decreased as a result of lower net charge offs, principally in the Expresso of Westernbank division’s loans. The decrease in the allowance for credit losses in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division portfolio matures and its average yield continues to increase. For periods before 2005, the increases in the allowance for credit losses on consumer loans is mainly due to higher net charge-offs, principally in the Expresso of Westernbank loan portfolio.
     The Company has outstanding commercial loans to two mortgage originators in Puerto Rico. These commercial loans are collateralized by mortgages on real estate property, mainly one-to-four family residences, and are also guaranteed by the parent companies of the mortgage originators. In the first quarter of 2005, as a result of the announcements by the borrowers and guarantors of these loans to restate their previously issued financial statements and other negative news, even though these commercial loans are performing in accordance with their contractual terms, the Company decided to assign a general allowance to these loans. At December 31, 2005, these loans have an outstanding balance of $1.14 billion (of which $600.0 million were disbursed in the first half of 2005) and a general allowance of $2.8 million.
     Loans are classified as impaired or not impaired in accordance with SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that Westernbank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.
     Westernbank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding $500,000 in 2005, 2004 and 2003, and $250,000 in 2000 to 2002) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment; loans that are recorded at fair value or at the lower of cost or market are not evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.
     Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.
     The following table sets forth information regarding the investment in impaired loans:

	2005	2004	2003	2002	2001
	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$32,542	$29,975	$28,217	$26,074	$21,996
Do not require a valuation allowance	49,069	24,200	22,088	24,515	20,482

Total	$81,611	$54,175	$50,305	$50,589	$42,478

Valuation allowance for impaired loans	$14,185	$8,412	$4,646	$4,752	$4,181

Average investment in impaired loans	$61,113	$46,509	$46,676	$46,147	$20,293

Interest collected and recognized as income on impaired loans	$4,044	$2,460	$2,452	$4,041	$1,716

     At December 31, 2005, Westernbank’s investment in impaired loans increased by $27.4 million or 50.64%, from $54.2 million at December 31, 2004. The investment in impaired loans that does not require a valuation allowance increased from $24.2 million at December 31, 2004, to $49.1 million at December 31, 2005, an increase of $24.9 million. The increase was mainly attributed to one borrower with five commercial loans with an aggregate principal balance of $8.4 million, and four other commercial loans with outstanding principal balances between $1.0 million to $3.0 million, with an aggregate outstanding principal balance of $8.2 million. Also, at December 31, 2005, there are four additional commercial loans with outstanding principal balances between $500,000 to $1.0 million, with an aggregate outstanding principal balance of $2.6 million. All of these loans are collateralized with real estate.
     At December 31, 2004, Westernbank’s investment in impaired loans increased by $3.9 million or 7.14%, from $50.3 million as of December 31, 2003. The increase was mainly attributed to a newly classified loan with an aggregate outstanding principal balance of $10.9 million for which an allowance of $500,000 was established at December 31, 2004.
INVESTMENTS
     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Investment Committee (composed of members of the Board of Directors, the Chief Executive Officer of the Company, the President and Chief Executive Officer of Westernbank, the President and Chief Investment Officer of the Company and the Chief Financial Officer).
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
     Federal funds sold and resell agreements amounted to $121.5 million and $625.0 million, respectively, at December 31, 2005. Federal funds sold mature the next business day, while resell agreements mature as follows: $75.0 million the next business day, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At December 31, 2005, the fair value of the underlying collateral amounted to $640.1 million.
     The following table presents the carrying value of investments at December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,314,316	$6,004,849
Puerto Rico Government and agencies obligations	31,824	34,822
Corporate notes	26,429	51,418
Mortgage-backed securities	701,456	830,290

Total	7,074,025	6,921,379

Available for sale:
Collateralized mortgage obligations (CMO’s)	185	7,881
Equity securities — common stock	4,981	—

Total	5,166	7,881

Total investments	$7,079,191	$6,929,260

     Mortgage-backed securities at December 31, 2005 and 2004, consists of:

	2005	2004
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by the Federal National
Mortgage Association (FNMA)	$185	$6,116
CMO’s issued or guaranteed by the Federal Home
Loan Mortgage Corporation (FHLMC)	—	1,765

Total available for sale	185	7,881

Held to maturity:
Government National Mortgage Association (GNMA) certificates	8,082	9,881
FHLMC certificates	4,180	5,663
FNMA certificates	2,828	3,642
CMO’s certificates issued or guaranteed by FHLMC	607,659	706,632
CMO’s certificates issued or guaranteed by FNMA	78,707	104,441
CMO’s other	—	31

Total held to maturity	701,456	830,290

Total mortgage-backed securities	$701,641	$838,171

     At December 31, 2005, no investment of a single issuer (in aggregate balance) exceeded 10% of the consolidated stockholders’ equity.
     The carrying amount of investment securities at December 31, 2005, by contractual maturity (excluding mortgage-backed securities), are shown below:

	Carrying	Weighted
	amount	average yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$279,827	3.41%
Due after one year through five years	5,823,489	3.97
Due after five years through ten years	211,000	4.14

	6,314,316	3.95

Puerto Rico Government and agencies obligations:
Due within one year	3,000	5.00
Due after one year through five years	17,903	4.51
Due after five years through ten years	10,921	4.63

	31,824	4.60

Other:
Due within one year	5,000	6.13
Due after ten years	21,429	8.33

	26,429	7.91

Total	6,372,569	3.97

Mortgage-backed securities	701,641	4.25
Equity securities	4,981	2.26

Total	$7,079,191	3.99%

     The Company’s investment portfolio at December 31, 2005, had an average contractual maturity of 44 months, when compared to an average maturity of 53 months at December 31, 2004. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2005, had a remaining average contractual maturity of 6 months. However, no assurance can be given that such levels will be maintained in future periods.
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
     In applying the foregoing analysis, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporarily impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and April 15, 2003. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. Management concluded, based on these facts and the secondary market prices, that a $15.7 million other-than-temporary impairment write-down adjustment was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO’s that were downgraded, as available for sale as of March 31, 2003.
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
     The Company’s investment portfolio as of December 31, 2005, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of December 31, 2005. In addition, the Company does not have investments in residual tranches or any other securities involving high risk characteristics.
     At December 31, 2005 and 2004, the unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflects a stable outlook. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2005 and 2004. The unrealized gross losses of the investment securities available for sale and held to maturity amounted to $224.9 million and $94.6 million at December 31, 2005 and 2004, respectively, an increase of $130.3 million. This increase was consistent with a rising trend in treasury yields. As of December 31, 2005, the 2 and 5 years Treasury Notes were yielding 4.33% and 4.30%, respectively, while at December 31, 2004, these were yielding 3.09% and 3.61%. These increases of 124 and

69 basis points, respectively, resulted in a significant change in the valuation of our portfolio with similar maturities. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at December 31, 2005 and 2004.
DEPOSITS
     Westernbank offers a diversified choice of deposit accounts. Savings deposits decreased from $829.4 million as of December 31, 2004, to $774.7 million as of December 31, 2005, a decrease of $54.7 million or 6.59%. Other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRAs), increased from $5.41 billion as of December 31, 2004, to $7.60 billion as of December 31, 2005, an increase of $2.19 billion or 40.37%. Other deposits include brokered deposits amounting to $5.98 billion and $4.16 billion as of December 31, 2005 and 2004, respectively. These accounts have historically been a stable source of funds.
     In connection with its asset/liability management, the Company uses brokered deposits since these provide the flexibility of selecting short, medium and long term maturities to better match its asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered under many circumstances to be an unstable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as the Company, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those funds more attractive to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposits instability.
     At December 31, 2005, Westernbank had total deposits of $8.38 billion, of which $774.7 million or 9.25% consisted of savings deposits, $319.2 million or 3.81% consisted of interest bearing demand deposits, $277.1 million or 3.31% consisted of noninterest bearing deposits, and $7.00 billion or 83.63% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
     At December 31, 2005, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$155,300
over 3 months through 6 months	79,265
over 6 months through 12 months	70,845
over 12 months	98,594

Total	$404,004

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$6,004,119	3.64%	$4,630,244	3.12%	$3,784,026	3.18%
Savings deposits	802,994	2.09%	784,589	2.14%	605,854	2.15%
Interest bearing demand deposits	200,804	2.88%	200,190	2.63%	160,015	2.55%
Noninterest bearing demand deposits	368,688	—	306,710	—	227,358	—

	$7,376,605	3.27%	$5,921,733	2.81%	$4,777,253	2.87%

BORROWINGS
     The following table sets forth the borrowings of the Company at the dates indicated:

	December 31,
	2005	2004	2003
	(In thousands)
Federal funds purchased and repurchase agreements (1)	$6,260,029	$6,683,527	$5,046,045
Advances from Federal Home Loan Bank (FHLB)	172,000	211,000	146,000
Mortgage note payable	36,432	36,858	37,234

	$6,468,461	$6,931,385	$5,229,279

(1)	Federal funds purchased amounted to $75.0 million at December 31, 2004, at a weighted average interest rate of 2.37%, and mature the next business day. No such borrowings were outstanding at December 31, 2005 and 2003.
     Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.26 billion in repurchase agreements outstanding at December 31, 2005, at a weighted average rate of 4.38%. Repurchase agreements outstanding as of December 31, 2005, mature as follows: $1.55 billion within 30 days; $651.6 million in 2007; $1.81 billion in 2008; $93.0 million in 2009; $884.0 million in 2010; and $1.27 billion thereafter.
     Westernbank also obtains advances from FHLB of New York. As of December 31, 2005, Westernbank had $172.0 million in outstanding FHLB advances at a weighted average rate of 4.77%. Advances from FHLB mature as follows: $50.0 million within 30 days; $20.0 million within 31 days to one year; $60.0 million in 2007; and $42.0 million in 2010.
     At December 31, 2005, with respect to repurchase agreements amounting to $2.57 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $572.0 million at December 31, 2005, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
     At December 31, 2005, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.4 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

     A summary of short-term borrowings, including federal funds purchased, repurchase agreements and advances from Federal Home Loan Bank, and interest rates at and for the years ended December 31, are indicated below:

	2005	2004	2003
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$—	$75,029	$—
Weighted-average interest rate at year end	—	2.37%	—
Monthly average outstanding balance	$8,851	$23,753	$8,500
Weighted-average interest rate for the year	2.43%	1.95%	1.34%
Maximum month-end balance	$40,039	$95,005	$75,000

Repurchase agreements:
Balance at end of year	$1,545,725	$4,138,257	$1,648,891
Weighted-average interest rate at year end	4.34%	2.30%	1.21%
Monthly average outstanding balance	$2,377,629	$2,377,042	$1,093,921
Weighted-average interest rate for the year	3.03%	1.67%	1.24%
Maximum month-end balance	$3,514,422	$4,206,540	$1,717,184

Advances from FHLB:
Balance at end of year	$50,000	$25,000	$40,000
Weighted-average interest rate at year end	4.45%	2.41%	1.20%
Monthly average outstanding balance	$21,923	$21,250	$31,917
Weighted-average interest rate for the year	3.49%	1.65%	1.33%
Maximum month-end balance	$50,000	$50,000	$64,000

Total short-term borrowings:
Balance at end of year	$1,595,725	$4,238,286	$1,688,891
Weighted-average interest rate at year end	4.34%	2.30%	1.21%
Monthly average outstanding balance	$2,408,403	$2,422,045	$1,134,338
Weighted-average interest rate for the year	3.03%	1.67%	1.24%
Maximum month-end balance	$3,579,461	$4,238,286	$1,832,184
STOCKHOLDERS’ EQUITY
     Stockholders’ equity increased to $1.19 billion as of December 31, 2005, compared to $1.08 billion in 2004, and $824.4 million in 2003. The 2005 increase resulted principally from the combination of the net income of $163.1 million generated during the year ended December 31, 2005, and the issuance of 401,300 shares of the Company’s Series H Preferred Stock, with a liquidation preference of $50 per share, completed on January 3, 2005, providing a net capital infusion of $19.4 million. This was partially offset by dividends paid during 2005 of $67.6 million on our common and preferred shares. The 2004 increase mainly resulted from the issuance of 2,675,500 shares of the Company’s Series H Preferred Stock, completed on December 21, 2004, providing a net capital infusion of $129.4 million, plus the net income of $171.9 million generated for the year, partially offset by total dividends declared during the year of $50.7 million on our common stock and preferred shares.
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
     During 2005 and 2004, the Company issued 56,113 and 328,568 shares (as adjusted) of common stock, respectively, upon exercise of stock options by several of the Company’s executive officers.
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
     The number of common shares outstanding increased from 163,918,835 at the end of 2004, to 164,098,237 at December 31, 2005, principally as a result of the conversion of 35,292 shares of the Company’s convertible preferred stock series A, into 123,289 shares of the Company’s common stock, and the issuance of 56,113 common shares from the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
     Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At December 31, 2005, the Company had approximately $607.1 million in securities and other short-term securities maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities available for sale and securitized loans.
     Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances from the FHLB of New York and other short and long-term borrowing, such as federal funds purchased and repurchase agreements. Other borrowings funding source limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the Broker Deposits Market as a source of cost effective deposit funding in addition to local market deposit inflows. Westernbank’s ability to acquire brokered deposits can be restricted if in the future it becomes less than well-capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the FHLB as a funding source, issuing notes payable, such as advances, and other borrowings, such as repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires Westernbank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively.
     The Company’s liquidity targets are reviewed monthly by the Investment Committee and are based on the Company’s commitment to make loans and investments and its ability to generate funds. The Committee’s targets are also affected by yields on available investments and upon the Committee’s judgment as to the attractiveness of such yields and its expectations as to future yields.
     The Company’s investment portfolio at December 31, 2005, had an average contractual maturity of 44 months. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2005, had a remaining average contractual maturity of 6 months. However, no assurance can be given that such levels will be maintained in future periods.

     As of December 31, 2005, Westernbank had line of credit agreements with seven commercial banks permitting Westernbank to borrow a maximum aggregate amount of $315.0 million, mainly through federal funds purchased. There were $75.0 million outstanding as of December 31, 2004. There were no borrowings outstanding as of December 31, 2005, under such lines of credit. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.
     CONTRACTUAL OBLIGATIONS AND COMMITMENTS — Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at December 31, 2005 are presented below:

		Due after one	Due after three
	Due within one	year through	years through five	Due after five
	year	three years	years	years	Total
	(In thousands)
Short-term borrowings	$1,595,725	$—	$—	$—	$1,595,725
Long-term borrowings	20,454	2,527,124	1,020,207	1,304,951	4,872,736
Operating lease obligations	2,195	2,945	1,300	2,263	8,703

Total contractual obligations	$1,618,374	$2,530,069	$1,021,507	$1,307,214	$6,477,164

     Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At December 31, 2005, the Company had $4.66 billion in time deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.
     The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2005, is presented below:

	PAYMENTS DUE BY PERIOD
		Less than one
	Total	year	2-5 years
	(In thousands)
Unused lines of credit	$334,870	$198,661	$136,209
Commercial letters of credit	23,822	23,822	—
Commitments to extend credit	630,995	120,061	510,934

Total	$989,687	$342,544	$647,143

     Due to the nature of the Company’s unfunded commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent the amounts the Company anticipates funding in the periods presented above.
CRITICAL ACCOUNTING POLICIES
     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

•	Allowance for loan losses — The allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See “Financial Condition — Allowance for Loan Losses” and “Note 1 — Summary of Significant Accounting Policies” to the consolidated financial statements for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

•	Other-than-temporary impairments — The Company reviews its investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and the extent the fair value of the security has been below its cost basis, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to maturity. See “Financial Condition — Investments” and “Note 1 — Summary of Significant Accounting Policies” to the consolidated financial statements for a detailed description of the Company’s estimation process and methodology related to other-than-temporary impairments.

•	Financial instruments — Certain financial instruments including derivatives and investment securities available-for-sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or noninterest income as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments. Fair value of certain derivative contracts are derived from an independent valuation model and periodically compared to quoted market prices. See “Note 1 — Summary of Significant Accounting Policies” to the consolidated financial statements for a detailed description of the Company’s estimation process and methodology related to the financial instruments.

•	Certain liabilities and contingencies — In the ordinary course of business, the Company’s management is required to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and therefore the reported amounts of revenues and expenses during the reporting period. Such estimates are subjective in nature and involve uncertainties and matters of significant judgment regarding past and expected gains or losses, current economic conditions, and risk characteristics, among other factors. The following is a description of the most significant methods and assumptions used by the Company in estimating the amounts reported in connection with certain liabilities and contingencies as disclosed in the financial statements:
Income taxes — The Company is required to compute income taxes in connection with its preparation of the consolidated financial statements. This computation involves estimates and assumptions made by the Company’s management based on its interpretation of current and enacted tax laws and regulations that affect the reported amounts of current and deferred income tax provisions. The carrying value of the Company’s net deferred tax asset assumes that the Company will be able to generate sufficient taxable income in the future to realize the tax benefit. If expectations about future taxable income are not materialized, the Company may be required to record a valuation allowance to reduce the recorded amount of its deferred tax asset resulting in an increase of income tax expense in the consolidated statements of income.
Contingencies — The Company is a defendant in legal actions arising in the normal course of business. Evaluation of these contingencies requires management of the Company, after consultation with its legal counsel, to assume certain positions based on its interpretation of current laws and regulations. Such interpretations are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, actual results could differ from management position and estimates.
See “Note 1 — Summary of Significant Accounting Policies” to the consolidated financial statements for a detailed description of the Company’s estimation process and methodology related to certain liabilities and contingencies.

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 became effective on January 1, 2003, and its adoption did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 were applicable for guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if these occur, receive a majority of the entity’s expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R must be applied to interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46R did not have any effect on the Company’s consolidated financial position or results of operations.
     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6 (b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity, or in some cases, presented between the liabilities section and the equity section of the statement of financial condition. SFAS No. 150 applies to three categories of freestanding financial instruments (mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares). This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments have been subsequently deferred indefinitely by the FASB. The Company does not have mandatorily redeemable financial instruments outstanding. The adoption of SFAS No. 150 did not have a significant effect on the Company’s consolidated financial position or results of operations.

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-3 requires acquired loans to be recorded at their fair value defined as the present value of future cash flows. SOP 03-3 prohibits the carryover of an allowance for loan losses on certain acquired loans as credit losses are considered in the future cash flows assessment. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. In September 2004, the FASB issued Staff Position (“FSP”) No. EITF 03-01-1, Effective Date of Paragraphs 10-20 of EITF 03-01. This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In March 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments, (“SAB 105”) to inform registrants of the Staff’s view that the fair value of recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 are applicable to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The adoption of SAB 105 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. This Statement is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. SFAS No. 123 (R) applies to all awards granted after this effective date and to awards modified, repurchased, or cancelled after that date. The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s consolidated financial position or results of operations since the Company only has employee stock options and it adopted on January 1, 2003, the fair value method under the modified prospective application allowed by the provisions of SFAS No. 148.
     In March 2005, the FASB issued FASB interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
     In June 2005, the FASB issued final FSP No. FAS 150-5. The FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity (or temporary equity under SEC Accounting Series Release No. 268, Redeemable Preferred Stocks). The FSP indicates that these instruments are liabilities (even if the obligation is conditional) because these embody obligations to repurchase the issuer’s shares and may require a transfer of assets. Options or similar instruments originally issued as employee compensation, which are no longer dependent on employment, are not within the scope of the final FSP. This FSP is effective for the first reporting period beginning after June 30, 2005. The adoption of FSP No. FAS 150-5 did not have a material effect on the Company’s consolidated financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 140 and SFAS No. 133. SFAS No. 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement is effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     OFF-BALANCE SHEET ARRANGEMENTS
     As of December 31, 2005, the Company had no significant off-balance sheet arrangements with the exception of operating leases as discussed in Note 13 to the consolidated financial statements, included in Part II, Item 8.
     CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     For information required in connection with the Company’s contractual obligations and commitments refer to section “LIQUIDITY AND CAPITAL RESOURCES” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition, included in Part II, Item 7.
     MARKET RISK
     The Company’s financial performance is impacted by among other factors, interest rate risk and credit risk. Management considers interest rate risk the Company’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Company’s net interest income is largely dependent upon the effective management of interest rate risk. The Company does not utilize derivatives to mitigate its credit risk, relying instead on an extensive counterparty review process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition —Allowance for Loan Losses”.
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
December 31, 2005:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
+200 Basis Points	$260,777	$(24,367)	(8.55)%
Base Scenario	285,144	—	—
-200 Basis Points	275,494	(9,650)	(3.38)%
December 31, 2004:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
+200 Basis Points	$268,838	$(49,112)	(15.45)%
Base Scenario	317,950	—	—
-100 Basis Points	307,734	(10,216)	(3.21)%

(1)	The NII figures exclude the effect of the amortization of loan fees. Given the fed fund rate of 4.25% and 2.25% at December 31, 2005 and 2004, respectively, a linear 200 and 100 points decrease for 2005 and 2004, respectively, was modeled in the estimated change in interest rate.
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
     The Island economy operates as a region within the U.S., and therefore its financial performance is closely linked to the U.S. performance. The external sector is a key element of the economy of Puerto Rico, as it has a very open economy, with large flows of trade, investment and income. The Island uses U.S. currency and forms part of the U.S. financial system. As a Commonwealth of the U.S., the Island falls within the U.S. for purposes of customs and migration, and therefore there is a full exchange of funds, people and goods between Puerto Rico and the U.S. Puerto Rico banks are subject to the same Federal laws, regulations and supervision as those of the financial institutions operating in the rest of U.S. The Federal Deposit Insurance Corporation insures the deposits of Puerto Rico chartered commercial banks, including Westernbank, the banking subsidiary of W Holding Company, Inc.
     In 2005, the Puerto Rico economic activity continued in line with overall economic conditions in the U.S, showing some growth although at a slower rate than expected. Economic indicators for year 2005 showed some mixed signals, unemployment rate increased from 10% in 2004, to approximately 12% in 2005, as the labor force’s population grew faster than job opportunities. Considerable declines were recorded in public-sector employment and in the manufacturing sector. Tourism performed poorly, and the construction sector remained stagnant, since public-sector construction continued to confront difficulties due to an inability to generate the number of projects and the monetary value necessary to move the sector forward as a whole. The Puerto Rico Gross Domestic Product grew by approximately 3.6% in fiscal year 2005. The increase in the consumer price index in fiscal year 2005 was considered to be moderate at approximately 2.5%. Historically, Puerto Rico unemployment rate has been higher than the average U.S. unemployment rate, being 12% at December 31, 2005, since although the number of jobs was increasing; the workforce was growing at a faster tempo. The rate of participation in the workforce has been estimated in approximately 48%. Manufacturing and construction continues to be the backbone of the Island economy. Jobs in the manufacturing sector continue to decline, although many multinational corporations have substantial operations in the Island. The Island’s pharmaceutical industry remains strong, being the primary driver for employment, along with the construction industry; both of them labor intensive industries. During the past few years there has been a slowdown in both industries, primarily due to the reduction of tax incentives in the manufacturing sector and the inability of the public-sector to generate the number of projects and the monetary value necessary to move the sector forward as a whole. Nevertheless, the Island economy has been able to be somewhat less dependent of these industries due to its diversification into other business areas such as tourism, retail, banking and transportation.
     The banking sector has been the main driver of such diversification, being the financial support for all the industrial and commercial activity on the Island. At December 31, 2005, there were approximately twelve (12) banks operating in Puerto Rico, with total assets, loans and deposits of approximately $103.02 billion, $55.24 billion and $54.96 billion, respectively. U.S. banks, foreign banks and the major Puerto Rican banks all offer commercial banking services designed to support the emerging requirements of their local clients as well as of their international clients. The economic strength and liquidity of local financial institutions, considered the pillar of the Island’s economy, have allowed the Puerto Rico banking sector to extend credit, without which the Island’s economy could not be sustained. The growing combination of loans, deposits and assets has been the key to the economic progress for the past years. Loans, in particular, have played a key role in keeping the Island economy afloat, through either personal, mortgage or commercial loans.
     The financial services and banking business are highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to continue to compete in its market area as well as to a significant extent upon general economic conditions in its market place. The Company competes with other commercial and non-commercial banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. Significant deterioration in the local economy or external economic conditions, such as inflation, recession, unemployment, real estate values and other factors beyond the Company’s control, could also substantially impact the Company’s performance. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
W Holding Company, Inc.
Mayagüez, Puerto Rico
We have audited the accompanying consolidated statements of financial condition of W Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of W Holding Company, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 25, the accompanying 2004 and 2003 financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
San Juan, Puerto Rico
April 13, 2006
Stamp No. 2121712
affixed to original.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
DECEMBER 31, 2005 AND 2004

		(As Restated — See Note 25)
	2005	2004
ASSETS

Cash and due from banks	$97,612	$77,752
Money market instruments:
Federal funds sold and resell agreements	746,539	1,017,303
Interest-bearing deposits in banks	57,116	49,476
Investment securities available for sale, at fair value with an amortized cost of $5,156 in 2005 and $8,093 in 2004	5,166	7,881
Investment securities held to maturity, at amortized cost with a fair value of $6,851,089 in 2005 and $6,836,897 in 2004	7,074,025	6,921,379
Federal Home Loan Bank stock, at cost	42,798	52,195
Residential mortgage loans held for sale, at lower of cost or fair value	1,539	1,633
Loans, net of allowance for loan losses of $92,406 in 2005 and $80,066 in 2004	7,815,623	5,917,352
Accrued interest receivable	105,882	88,285
Foreclosed real estate held for sale, net of allowance of $227 in 2005 and $306 in 2004	4,137	3,811
Premises and equipment, net	117,623	110,051
Deferred income taxes, net	41,111	33,661
Other assets	42,693	40,841

TOTAL	$16,151,864	$14,321,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$277,099	$249,368
Interest-bearing and related accrued interest payable	8,098,510	5,994,802

Total deposits	8,375,609	6,244,170
Federal funds purchased and repurchase agreements	6,260,029	6,683,527
Advances from Federal Home Loan Bank	172,000	211,000
Mortgage note payable	36,432	36,858
Advances from borrowers for taxes and insurance	7,867	6,513
Accrued expenses and other liabilities	106,449	61,993

Total liabilities	14,958,386	13,244,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference — $530,926 in 2005 and $511,744 in 2004); authorized 50,000,000 shares in 2005 and 20,000,000 shares in 2004; issued and outstanding 18,160,259 shares in 2005 and 17,794,251 shares in 2004	18,160	17,794
Common stock — $1.00 par value per share; authorized 500,000,000 shares in 2005 and 300,000,000 shares in 2004; issued and outstanding 164,098,237 shares in 2005 and 163,918,835 shares in 2004	164,098	163,919
Paid-in capital	706,122	686,493
Retained earnings:
Reserve fund	76,443	60,260
Undivided profits	228,648	149,305
Accumulated other comprehensive income (loss), net of income tax	7	(212)

Total stockholders’ equity	1,193,478	1,077,559

TOTAL	$16,151,864	$14,321,620

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		(As Restated — See Note 25)	(As Restated — See Note 25)
	2005	2004	2003
INTEREST INCOME:
Loans, including loan fees	$479,042	$322,164	$275,848
Investment securities	247,533	212,213	134,273
Mortgage and asset-backed securities	32,315	37,446	40,092
Money market instruments	36,433	19,510	11,633
Trading securities	6	43	48

Total interest income	795,329	591,376	461,894

INTEREST EXPENSE:
Deposits	241,268	166,237	137,271
Federal funds purchased and repurchase agreements	234,791	141,414	101,652
Advances from Federal Home Loan Bank	7,688	6,568	6,037
Other borrowings	—	—	142

Total interest expense	483,747	314,219	245,102

NET INTEREST INCOME	311,582	277,157	216,792
PROVISION FOR LOAN LOSSES	31,000	36,691	27,048

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	280,582	240,466	189,744

NONINTEREST INCOME:
Service and other charges on loans	11,577	10,106	10,795
Service charges on deposit accounts	8,636	7,969	7,053
Other fees and commissions	13,182	10,536	9,983
Net gain on derivative instruments	1,878	22,388	18,413
Net gain (loss) on sales and valuation of loans, securities, and other assets	547	2,629	(20,949)

Total noninterest income	35,820	53,628	25,295

TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	316,402	294,094	215,039

NONINTEREST EXPENSES:
Salaries and employees’ benefits	46,653	38,317	33,840
Equipment	9,554	9,445	9,044
Deposits insurance premium and supervisory examination	3,370	2,907	2,392
Occupancy	7,640	6,694	6,603
Advertising	9,160	10,508	6,698
Printing, postage, stationery and supplies	3,128	3,206	3,253
Telephone	1,853	2,315	2,279
Net loss (gain) from operations of foreclosed real estate held for sale	(402)	418	205
Municipal taxes	4,708	3,953	3,600
Other	22,566	22,362	16,907

Total noninterest expenses	108,230	100,125	84,821

INCOME BEFORE PROVISION FOR INCOME TAXES	208,172	193,969	130,218
PROVISION FOR INCOME TAXES	45,086	22,093	19,263

NET INCOME	163,086	171,876	110,955
LESS DIVIDENDS TO PREFERRED STOCKHOLDERS	36,985	27,158	21,593

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$126,101	$144,718	$89,362

BASIC EARNINGS PER COMMON SHARE	$0.77	$0.89	$0.56

DILUTED EARNINGS PER COMMON SHARE	$0.74	$0.86	$0.54

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		(As Restated —	(As Restated —
		See Note 25)	See Note 25)
	2005	2004	2003
CHANGES IN STOCKHOLDERS’ EQUITY:
Preferred stock:
Balance at beginning of year	$17,794	$15,396	$8,943
Issuance of preferred stock	401	2,675	6,872
Conversion of preferred stock	(35)	(277)	(419)

Balance at end of year	18,160	17,794	15,396

Common stock:
Balance at beginning of year	163,919	106,290	68,346
Stock split	—	54,640	34,737
Stock dividend	—	2,142	2,083
Purchase and retirement of common stock	—	—	(2)
Issuance of common stock upon conversion of preferred stock	123	632	626
Issuance of common stock upon exercise of stock options	56	215	500

Balance at end of year	164,098	163,919	106,290

Paid-in capital:
Balance at beginning of year	686,493	514,800	319,106
Issuance of preferred stock	19,049	126,715	158,991
Stock dividend	—	43,684	33,076
Stock options exercised	104	754	2,834
Stock-based compensation expense	564	895	1,031
Issuance of common stock upon conversion of preferred stock	(88)	(355)	(207)
Purchase and retirement of common stock	—	—	(31)

Balance at end of year	706,122	686,493	514,800

Reserve fund:
Balance at beginning of year — as previously reported			32,011
Prior period adjustment (see Note 25)			(177)

Balance at beginning of year — as restated	60,260	42,962	31,834
Transfer from undivided profits	16,183	17,298	11,128

Balance at end of year	76,443	60,260	42,962

Undivided profits:
Balance at beginning of year — as previously reported			157,442
Prior period adjustment (see Note 25)			(1,595)

Balance at beginning of year — as restated	149,305	145,863	155,847
Net income	163,086	171,876	110,955
Cash dividends on common stock	(30,575)	(23,502)	(18,322)
Cash dividends on preferred stock	(36,985)	(27,158)	(21,593)
Transfer to reserve fund	(16,183)	(17,298)	(11,128)
Stock split	—	(54,643)	(34,737)
Stock dividend	—	(45,833)	(35,159)

Balance at end of year	228,648	149,305	145,863

Accumulated other comprehensive income (loss), net of income tax:
Balance at beginning of year	(212)	(933)	(1,100)
Other comprehensive income	219	721	167

Balance at end of year	7	(212)	(933)

TOTAL STOCKHOLDERS’ EQUITY	$1,193,478	$1,077,559	$824,378

COMPREHENSIVE INCOME:
Net income	$163,086	$171,876	$110,955

Other comprehensive income:
Unrealized net gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period	222	828	(7,512)
Reclassification adjustment for losses (gains) included in net income	—	(128)	7,671

	222	700	159
Income tax effect	(3)	21	8

Other comprehensive income	219	721	167

TOTAL COMPREHENSIVE INCOME	$163,305	$172,597	$111,122

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		(As Restated — See Note 25)	(As Restated — See Note 25)
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$163,086	$171,876	$110,955
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	31,000	36,691	27,048
Losses (gains) on foreclosed real estate held for sale	(59)	553	37
Deferred income tax	(7,452)	(6,089)	(10,083)
Depreciation and amortization on:
Premises and equipment	7,093	7,034	7,293
Foreclosed real estate held for sale	—	—	308
Mortgage servicing rights	488	424	648
Stock-based compensation expense	564	895	1,031
Amortization of premium (discount), net on:
Investment securities available for sale	68	393	14
Investment securities held to maturity	(4,900)	(1,551)	(1,953)
Mortgage-backed securities held to maturity	846	1,136	4,292
Loans	1,181	1,320	1,481
Amortization of discount on deposits	4,337	3,796	2,750
Amortization of net deferred loan origination fees	(16,303)	(9,994)	(8,581)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	—	(128)	7,671
Impairment of investment securities held to maturity	—	—	15,701
Called investment securities held to maturity	—	(525)	—
Mortgage loans held for sale	(334)	(1,649)	(2)
Derivative instruments	4,008	(3,341)	(1,199)
Foreclosed real estate held for sale	(476)	(305)	(797)
Capitalization of servicing rights	(257)	(904)	(1,544)
Originations of mortgage loans held for sale	(19,955)	(30,499)	(17,515)
Sales of mortgage loans held for sale	15,742	23,428	—
Decrease (increase) in:
Trading securities	4,700	8,383	22,403
Accrued interest receivable	(17,597)	(12,718)	(28,914)
Other assets	521	2,138	1,877
Increase (decrease) in:
Accrued interest on deposits and borrowings	54,497	12,257	4,265
Other liabilities	26,385	(14,762)	4,361

Net cash provided by operating activities	247,183	187,859	141,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(7,640)	(11,709)	(20,308)
Net decrease (increase) in federal funds sold and resell agreements	270,764	(17,452)	9,295
Resell agreements with original maturities over three months:
Purchases	—	(550,000)	(350,000)
Collections	—	200,000	150,000
Investment securities available for sale:
Maturities, prepayments and calls	7,834	42,505	182,410
Sales	—	130,066	50,803
Purchases	(4,965)	(124,938)	(83,261)
Investment securities held to maturity:
Maturities, prepayments and calls	17,111,348	14,602,463	21,450,415
Purchases	(17,387,928)	(15,967,622)	(23,340,101)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	177,885	225,783	821,058
Purchases	(49,897)	(55,081)	(1,223,736)
Loans:
Loan originations and principal collections, net	(1,915,587)	(1,266,027)	(1,000,501)
Sales	—	—	50,959
Purchases of derivative options	(2,905)	(4,872)	(3,384)
Cash paid on terminated swaps	(252)	—	—
Proceeds from sales of foreclosed real estate held for sale	1,869	1,494	882
Additions to premises and equipment	(13,971)	(13,553)	(14,450)
Redemptions of Federal Home Loan Bank stock	16,907	8,490	3,572
Purchases of Federal Home Loan Bank stock	(7,510)	(20,935)	—

Net cash used in investing activities	(1,804,048)	(2,821,388)	(3,316,347)

Forward	$(1,556,865)	$(2,633,529)	$(3,174,800)

(continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

		(As Restated — See Note 25)	(As Restated — See Note 25)
	2005	2004	2003

Forward	$(1,556,865)	$(2,633,529)	$(3,174,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,085,606	833,791	1,086,251
Net increase (decrease) in federal funds purchased and repurchase agreements	(1,150,707)	1,365,526	(326,280)
Repurchase agreements with original maturities over three months:
Proceeds	5,188,072	6,531,812	2,740,548
Payments	(4,460,863)	(6,259,856)	(465,564)
Advances from Federal Home Loan Bank:
Proceeds	—	293,000	189,000
Payments	(39,000)	(228,000)	(163,000)
Payments of mortgage note payable	(426)	(376)	(588)
Line of credit:
Proceeds	—	—	50,000
Payments	—	—	(50,000)
Net increase in advances from borrowers for taxes and insurance	1,354	2,206	1,109
Repurchase of common stock for retirement	—	—	(33)
Dividends paid	(66,724)	(50,097)	(39,109)
Issuance of preferred stock	19,253	129,495	165,863
Proceeds from stock options exercised	160	969	3,334

Net cash provided by financing activities	1,576,725	2,618,470	3,191,531

NET CHANGE IN CASH AND DUE FROM BANKS	19,860	(15,059)	16,731

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	77,752	92,811	76,080

CASH AND DUE FROM BANKS, END OF YEAR	$97,612	$77,752	$92,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$412,671	$286,918	$223,649
Income taxes	32,379	45,742	18,943
Noncash activities:
Accrued dividends payable	4,136	3,300	2,737
Net change in other comprehensive income	219	721	167
Mortgage loans securitized and transferred to:
Trading securities	4,700	8,489	22,403
Mortgage-backed securities held to maturity	—	2,305	—
Transfer from held to maturity to available for sale	—	—	51,671
Transfer from loans to foreclosed real estate held for sale	4,172	3,015	3,288
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	2,734	1,545	2,455
Unpaid additions to premises and equipment	1,328	191	16
Transfer from undivided profits to reserve fund	16,183	17,298	11,128
Effect of derivative transactions:
Increase (decrease) in other assets	(1,412)	(11)	5,102
Increase in deposits	(4,490)	(6,368)	(4,947)
Decrease (increase) in other liabilities	(3,613)	7,768	(2,709)
Conversion of preferred stock into common stock:
Common stock	123	632	626
Paid in capital	(88)	(355)	(207)
Preferred stock	(35)	(277)	(419)

See notes to consolidated financial statements.	(concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.

Westernbank operates through 55 full service branch offices located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 7 in the Northeastern region, 13 in the San Juan metropolitan area, and 2 in the Eastern region, and a website on the Internet. Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates through four other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; and Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000, through 20 full-service branches.

Westernbank World Plaza, Inc. (“WWPI”), a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank World Plaza serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, were not significant.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and banking industry practices. Following is a summary of the Company’s most significant accounting policies:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Westernbank Puerto Rico and Westernbank Insurance Corp. All significant intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Group Concentrations of Credit Risk - Most of the Company’s business activities are with customers located within Puerto Rico. Notes 2 and 3 discuss the types of securities that the Company invests in; Note 4 discusses the types of lending that the Company engages in; and Note 19 discusses the types of derivative instruments that the Company enters into. The Company does not have any significant concentration in any one industry or customer, except as discussed in Note 4.

Cash and Cash Equivalents - For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are those amounts included in the statements of financial condition as “cash and due from banks”.

Interest-Bearing Deposits in Banks, Federal Funds Sold and Federal Funds Purchased - Interest-bearing deposits in banks, federal funds sold and federal funds purchased are carried at cost and mature the next business date.

Securities - Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income (loss) and noninterest income, respectively. The fair value of a security is determined based on quotations received from securities dealers. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income.

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

Residential Mortgage Loans Held for Sale – Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Fair value is based on the contract price at which the mortgage loans will be sold. The Company generally has commitments to sell residential mortgage loans held for sale in the secondary market. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. Commitments to sell residential loans held for sale in the secondary market were not significant at December 31, 2005 and 2004.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance computed using the effective interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method or a method which approximates the interest method. Discounts and premiums on purchased loans are amortized to income over the expected lives of the loans using methods that approximate the interest method.

The accrual of interest on loans is discontinued when there is a clear indication the borrower’s cash flow may not be sufficient to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful. Consumer loans that have principal and interest payments that have become past due one hundred and twenty days and credit cards and other consumer revolving lines of credit that have principal and interest payments that have become past due one hundred and eighty days are charged-off to the allowance for loan losses.

Allowance for Loan Losses – The Company maintains an allowance to absorb probable loan losses inherent in the portfolio. The allowance for loan losses is maintained at a level the Company considers to be adequate to absorb probable loan losses, based on evaluations of the collectibility and historical loss experience of loans. Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Provisions for loan losses are based on the Company’s review of the historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term.

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

Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or fair value of the underlying collateral. Commercial business, commercial real estate and construction loans, exceeding $500,000, are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. Impaired loans for which the discounted cash flows or collateral value exceeds its carrying value do not require an allowance. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.

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

Historical loss rates may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current condition on loss recognition. Factors that management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), asset quality trends, changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company’s internal credit examiners.

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

Foreclosed Real Estate Held for Sale - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are carried at the lower of cost or fair value less cost to sell. All properties are periodically evaluated by management. Reductions in fair value and revenue and expenses from the operations of such properties are included in noninterest expenses as net gain (loss) from operations of foreclosed real estate held for sale.

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
Impairment of Long-Lived Assets – The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review during 2005, 2004 and 2003.
Transfers of Financial Assets – Transfers of financial assets are accounted for as a sale, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the transferor, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.
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
Stock Option Plans – Commencing January 1, 2003, the Company adopted the fair value method of accounting for stock-based employee compensation of SFAS No. 123 using the modified prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. In this regard, compensation cost is the same that would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Prior to January 1, 2003, the Company accounted for those plans following the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Compensation expense under this method was generally recognized for any excess of the quoted market price of the Company’s stock at the measurement date over the amount an employee must pay to acquire the stock.
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

The Company accounts for its derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Standard requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income (loss) or current earnings or both, as appropriate. The Company designates derivative instruments as either a fair value hedge, cash flow hedge or as a derivative instrument not designated as a hedge. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current period net income. Similarly, the changes in fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are also reported in current period net income, in noninterest income.

The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.

The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the statement of financial condition or to specific firm commitments or forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Company discontinues hedge accounting prospectively when it is determined that the derivative is or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, the future gains and losses arising from any change in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions would have affected earnings.

The fair values of the indexed option contracts and the interest rate swaps used to manage the exposure to the stock market were obtained from dealer quotes. In the case of other interest rate swaps, the fair values were based upon an independent valuation model and periodically compared to dealer quotes. The fair values produced by this proprietary valuation model is in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.

•	Off-Balance Sheet Credit Related Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet credit related financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company periodically evaluates the credit risks inherent in these commitments and commercial letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the years ended December 31, 2005, 2004 and 2003, the Company did not record any loss allowances in connection with risks involved in off-balance sheet credit related financial instruments. At December 31, 2005 and 2004, there were no additional off-balance sheet credit related financial instruments other than those mentioned above.
Earnings per Share – In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing adjusted income available to common stockholders by the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent assumed conversion of outstanding convertible preferred stock, which are determined using the if-converted method, and outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (1,696,097 shares in 2005, 1,819,400 shares in 2004, and 1,821,673 shares in 2003, as adjusted) was dilutive in 2005 and 2004 and antidilutive in 2003. The effect of stock options was dilutive in 2005, 2004 and 2003.
Basic and diluted earnings per common share were computed as follows:

	2005	2004		2003
	(Amounts in thousands, except per share data)
Basic and diluted earnings per common share:
Net income	$163,086	$171,876		$110,955
Less preferred stock dividends	(36,985)	(27,158)		(21,593)

Income available to common stockholders — basic	126,101	144,718		89,362
Plus convertible preferred stock dividends	887	1,189		—

Income available to common stockholders — diluted	$126,988	$145,907		$89,362

Weighted average number of common shares outstanding for the year	164,024	163,348	(1)	160,734	(1)

Dilutive potential common shares — stock options	4,899	5,276	(1)	4,596	(1)
Assumed conversion of preferred stock	1,696	1,819	(1)	—

Total	170,619	170,443		165,330

Basic earnings per common share	$0.77	$0.89	(1)	$0.56	(1)

Diluted earnings per common share	$0.74	$0.86	(1)	$0.54	(1)

(1)	Adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005.

Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of stockholders’ equity in the statement of financial condition, such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income (loss), net of income tax, as of December 31, 2005 and 2004 consisted of the unrealized gain (loss) on investment securities available for sale.
Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 became effective on January 1, 2003 and its adoption did not have a significant effect on the Company’s consolidated financial position or results of operations.
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on the Company’s consolidated financial position or results of operations.
In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 were applicable for guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions did not have a significant effect on the Company’s consolidated financial position or results of operations.
In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if these occur, receive a majority of the entity’s expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R). FIN 46R must be applied to interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46R did not have any effect on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6 (b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. This Statement was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company’s consolidated financial position or results of operations.
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity, or in some cases, presented between the liabilities section and the equity section of the statement of financial condition. SFAS No. 150 applies to three categories of freestanding financial instruments (mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares). This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments have been subsequently deferred indefinitely by the FASB. The Company does not have mandatorily redeemable financial instruments outstanding. The adoption of SFAS No. 150 did not have a significant effect on the Company’s consolidated financial position or results of operations.
In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans and Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e. impaired loans). SOP 03-3 requires acquired loans to be recorded at their fair value defined as the present value of future cash flows. SOP 03-3 prohibits the carryover of an allowance for loan losses on certain acquired loans as credit losses are considered in the future cash flows assessment. SOP 03-3 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not have a significant effect on the Company’s consolidated financial position or results of operations.
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. In September 2004, the FASB issued Staff Position (“FSP”) No. EITF 03-01-1, Effective Date of Paragraphs 10-20 of EITF 03-01. This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds

Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a significant effect on the Company’s consolidated financial position or results of operations.
In March 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments, (“SAB 105”) to inform registrants of the Staff’s view that the fair value of recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 are applicable to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The adoption of SAB 105 did not have a material impact on the Company’s consolidated financial position or results of operations.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. This Statement is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. SFAS No. 123 (R) applies to all awards granted after this effective date and to awards modified, repurchased, or cancelled after that date. The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s consolidated financial position or results of operations since the Company only has employee stock options and it adopted on January 1, 2003, the fair value method under the modified prospective application allowed by the provisions of SFAS No. 148.
In March 2005, the FASB issued FASB interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
In June 2005, the FASB issued final FSP No. FAS 150-5. The FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity (or temporary equity under SEC Accounting Series Release No. 268, Redeemable Preferred Stocks). The FSP indicates that these instruments are liabilities (even if the obligation is conditional) because they embody obligations to repurchase the issuer’s shares and may require a transfer of assets. Options or similar instruments originally issued as employee compensation, which are no longer dependent on employment, are not within the scope of the final FSP. This FSP is effective for the first reporting period beginning after June 30, 2005. The adoption of FSP No. FAS 150-5 did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 140 and SFAS No. 133. SFAS No. 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement is effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

2.	FEDERAL FUNDS SOLD AND RESELL AGREEMENTS:

The Company sells federal funds and enters into purchases of securities under agreements to resell the same securities (“resell agreements”). These agreements are classified as secured loans and are reflected as assets in the consolidated statements of financial condition.

At December 31, 2005 and 2004, federal funds sold and resell agreements (classified by counterparty) were as follows:

	2005	2004
	(In thousands)
Federal funds sold:

Citibank N.A. — Puerto Rico	$121,500	$291,900
Government Development Bank for Puerto Rico	—	25,000
Firstbank Puerto Rico	—	25,000

Subtotal	121,500	341,900

Resell agreements:

Credit Suisse First Boston	500,000	500,000
UBS Financial Services Incorporated of Puerto Rico	30,000	70,396
Popular Securities, Inc.	45,039	55,007
Citibank N.A. — Puerto Rico	50,000	50,000

Subtotal	625,039	675,403

Total	$746,539	$1,017,303

A comparative summary of resell agreements as of December 31, is as follows:

	2005		2004
		Fair		Fair
		Value of		Value of
	Receivable	Underlying	Receivable	Underlying
Underlying Collateral	Balance	Collateral	Balance	Collateral
	(In thousands)
Investment securities:
U.S. Government and agencies obligations	$5,000	$5,277	$—	$—
Puerto Rico Government and agencies obligations	30,000	31,118	70,396	76,249
U.S. municipal bonds	40,039	41,685	20,522	21,476
Mortgage and asset-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	55,000	54,622	200,000	198,694
Federal National Mortgage Association (FNMA) certificates	495,000	507,423	350,000	360,525
Other mortgage and asset-backed securities	—	—	34,485	35,193

Total — excluding accrued interest receivable	$625,039	$640,125	$675,403	$692,137

Accrued interest receivable on resell agreements	$2,922		$2,943

Information about the fair value of collateral received that the Company is permitted by contract or custom to sell or repledge at December 31, 2005 and 2004 is as follows:

	2005		2004
		Collateral Sold		Collateral Sold
	Collateral	under Repurchase	Collateral	under Repurchase
	Received	Agreements	Received	Agreements
	(In thousands)
Mortgage-backed securities:
FNMA certificates	$507,423	$507,423	$326,605	$326,605
FHLMC certificates	54,622	54,622	198,694	198,694

Total	$562,045	$562,045	$525,299	$525,299

The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest. At December 31, 2005, resell agreements amounting to $75.0 million mature the next business day, $200.0 million mature in 2009 and $350.0 million mature in 2010. At December 31, 2005, there are $550.0 million in resell agreements where the counterparty has the option to terminate the agreement quarterly, at each interest payment date. Securities purchased under resell agreements may be held in safekeeping, in the name of the Company, by Citibank N.A., the Company’s custodian, or held by the counterparty. At December 31, 2005, all collateral was held by the counterparties.

3.	INVESTMENT SECURITIES:

The amortized cost, gross unrealized gains and losses and fair value of investment securities at December 31, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by FNMA	$191	$—	$6	$185
Equity securities — common stock	4,965	26	10	4,981

Total	$5,156	$26	$16	$5,166

Held to maturity:
U.S. Government and agencies obligations	$6,314,316	$55	$162,804	$6,151,567
Puerto Rico Government and agencies obligations	31,824	132	541	31,415
Corporate notes	26,429	1,276	—	27,705

Subtotal	6,372,569	1,463	163,345	6,210,687

Mortgage-backed securities:
GNMA certificates	8,082	187	4	8,265
FHLMC certificates	4,180	128	—	4,308
FNMA certificates	2,828	113	—	2,941
CMO’s issued or guaranteed by FHLMC	607,659	38	58,080	549,617
CMO’s issued or guaranteed by FNMA	78,707	—	3,436	75,271

Subtotal	701,456	466	61,520	640,402

Total	$7,074,025	$1,929	$224,865	$6,851,089

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$6,298	$—	$182	$6,116
CMO’s issued or guaranteed by FHLMC	1,795	—	30	1,765

Total	$8,093	$—	$212	$7,881

Held to maturity:
U.S. Government and agencies obligations	$6,004,849	$6,181	$32,457	$5,978,573
Puerto Rico Government and agencies obligations	34,822	303	540	34,585
Corporate notes	51,418	2,280	—	53,698

Subtotal	6,091,089	8,764	32,997	6,066,856

Mortgage-backed securities:
GNMA certificates	9,881	484	—	10,365
FHLMC certificates	5,663	334	—	5,997
FNMA certificates	3,642	245	—	3,887
CMO’s issued or guaranteed by FHLMC	706,632	14	58,171	648,475
CMO’s issued or guaranteed by FNMA	104,441	20	3,175	101,286
CMO’s other	31	—	—	31

Subtotal	830,290	1,097	61,346	770,041

Total	$6,921,379	$9,861	$94,343	$6,836,897

The amortized cost and fair value of investment securities held to maturity at December 31, 2005, by contractual maturity (excluding mortgage-backed securities), are shown below.

	Held to Maturity
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within one year	$287,827	$287,956
Due after one year through five years	5,841,392	5,685,564
Due after five years through ten years	221,921	214,510
Due after ten years	21,429	22,657

Subtotal	6,372,569	6,210,687
Mortgage-backed securities	701,456	640,402

Total	$7,074,025	$6,851,089

The following table provides the gross unrealized losses, fair value and number of investment positions, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
December 31, 2005	Value	Losses	Value	Losses	Value	Losses	Positions
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$—	$—	$185	$6	$185	$6	1
Equity securities - common stock	1,320	10	—	—	1,320	10	4

Total	$1,320	$10	$185	$6	$1,505	$16	5

Held to maturity:
U.S. Government and agencies obligations	$1,242,859	$20,626	$4,628,856	$142,178	$5,871,715	$162,804	84
Puerto Rico Government and agencies obligations	5,154	36	16,130	505	21,284	541	9

Subtotal	1,248,013	20,662	4,644,986	142,683	5,892,999	163,345	93

Mortgage-backed securities:
GNMA certificates	1,216	4	—	—	1,216	4	10
CMO’s issued or guaranteed by FHLMC	29,262	692	505,921	57,388	535,183	58,080	11
CMO’s issued or guaranteed by FNMA	19,476	469	55,776	2,967	75,252	3,436	6

Subtotal	49,954	1,165	561,697	60,355	611,651	61,520	27

Total	$1,297,967	$21,827	$5,206,683	$203,038	$6,504,650	$224,865	120

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
December 31, 2004	Value	Losses	Value	Losses	Value	Losses	Positions
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$6,116	$182	$—	$—	$6,116	$182	1
CMO’s issued or guaranteed by FHLMC	1,765	30	—	—	1,765	30	1

Total	$7,881	$212	$—	$—	$7,881	$212	2

Held to maturity:
U.S. Government and agencies obligations	$2,069,646	$6,359	$1,503,901	$26,098	$3,573,547	$32,457	40
Puerto Rico Government and agencies obligations	17,493	540	—	—	17,493	540	6

Subtotal	2,087,139	6,899	1,503,901	26,098	3,591,040	32,997	46

Mortgage-backed securities:
CMO’s issued or guaranteed by FHLMC	41,553	810	592,513	57,361	634,066	58,171	12
CMO’s issued or guaranteed by FNMA	39,430	888	56,148	2,287	95,578	3,175	5

Subtotal	80,983	1,698	648,661	59,648	729,644	61,346	17

Total	$2,168,122	$8,597	$2,152,562	$85,746	$4,320,684	$94,343	63

The Company’s investment portfolio as of December 31, 2005 and 2004, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of December 31, 2005 and 2004. In addition, the Company does not have investments in residual tranches or any other securities involving high risk characteristics.
At December 31, 2005 and 2004, the unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2005 and 2004. The unrealized gross losses of the investment securities available for sale and held to maturity amounted to $224.9 million and $94.6 million at December 31, 2005 and 2004, respectively, an increase of $130.3 million. This increase was consistent with a rising trend in treasury yields. As of December 31, 2005, the 2 and 5 year Treasury Notes were yielding 4.33% and 4.30%, respectively, while at December 31, 2004 they were yielding 3.09% and 3.61%. These increases of 124 and 69 basis points, respectively, resulted in a significant change in the valuation of the Company’s portfolio with similar maturities. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at December 31, 2005 and 2004.

Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the years ended December 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003
	(In thousands)
Proceeds from sales	$—	$130,066	$50,803
Gross realized gains	—	128	1,313
Gross realized losses	—	—	8,984
Unencumbered investment securities held to maturity at December 31, 2005, amounted to $798,057,000 after taking into account the investment securities pledged to deposits (Note 7), those sold under agreements to repurchase (Note 8), those pledged to the advances from Federal Home Loan Bank (Note 10), those pledged to the Federal Reserve Bank of $6,000,000 and those pledged to the Puerto Rico Treasury Department (for Westernbank’s International Division) of $500,000. Pledged investment securities amounting to $6,198,888,000 and $6,380,665,000 at December 31, 2005 and 2004, respectively, can be repledged.
Nontaxable interest income for the years ended December 31, 2005, 2004 and 2003, amounted to $317,870,000, $267,392,000, and $188,669,000, respectively. Nontaxable interest income relates principally to interest earned on government and agencies obligations of the United States and Puerto Rico, certain mortgage-backed securities, and loans and investments of Westernbank’s International division.
In performing the impairment analysis described in Note 1 to the consolidated financial statements, management concluded that at March 31, 2003, its investments in corporate bond and loan obligations (“CBO’s and CLO’s”) were other-than-temporarily impaired. First, two tranches of a CBO with an amortized cost of $13.0 million were downgraded by two different rating agencies on April 3 and April 15, 2003. Second, the available secondary market prices for those two securities and the remaining portfolio of CBO’s and CLO’s with a carrying value of $56.0 million continued to deteriorate. Management concluded, based on these facts and the secondary market prices, that a $15.7 million other-than-temporary impairment write-down adjustment was warranted. The same was recorded effective for the quarterly period ended March 31, 2003. As of March 31, 2003, there were no defaults within the securities portfolio underlying the CBO’s and CLO’s. In connection with the write-down, and in accordance with applicable accounting pronouncements, management also reassessed its intent to hold to maturity and reclassified the securities related to the CBO’s that were downgraded as available for sale as of March 31, 2003.
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

4.	LOANS:
The loan portfolio at December 31, consisted of the following:

	2005	2004
	(In thousands)
REAL ESTATE LOANS SECURED BY MORTGAGES ON:
Commercial real estate	$4,270,856	$3,167,439
Residential real estate, mainly one-to-four-family residences	1,299,558	880,086
Construction and land acquisition	516,552	331,221

Total	6,086,966	4,378,746

Plus (less):
Undisbursed portion of loans in process	(4,043)	(3,076)
Premium on loans purchased	503	690
Deferred loan fees — net	(18,872)	(14,480)

Total	(22,412)	(16,866)

Real estate loans — net	6,064,554	4,361,880

OTHER LOANS:
Commercial, industrial and agricultural	1,022,030	768,845
Consumer and others:
Loans on deposits	30,738	29,587
Credit cards	49,352	53,268
Installment	749,905	789,095
Plus (less):
Premium on loans purchased	393	1,337
Deferred loan fees — net	(8,943)	(6,594)

Other loans — net	1,843,475	1,635,538

TOTAL LOANS	7,908,029	5,997,418

ALLOWANCE FOR LOAN LOSSES	(92,406)	(80,066)

LOANS — NET	$7,815,623	$5,917,352

The Company originated commercial real estate loans, including construction loans, during 2005 amounting to $1,742,126,000. The outstanding balances of these loans totaled $4,270,856,000 at December 31, 2005. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities.

The Company has a significant lending concentration of $1.05 billion in one mortgage originator in Puerto Rico at December 31, 2005. Westernbank has outstanding $88.7 million with another mortgage originator in Puerto Rico for a total loans granted to mortgage originators amounting to $1.14 billion at December 31, 2005. These commercial loans are secured by 14,428 individual mortgage loans on residential and commercial real estate with an average principal balance of $78,900 each. The mortgage originators had always paid the loans in accordance with their terms and conditions. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit) (see Note 13).

At December 31, 2005 and 2004, residential real estate included $1.14 billion and $745.0 million, respectively, of fixed and floating interest rate loans to two mortgage originators in Puerto Rico, mainly secured by mortgages on one-to-four family residential properties.

Foreign loans, mainly in Canada and in the United Kingdom, amounted to $64,113,000 and $2,237,000 at December 31, 2005 and 2004, respectively.

At December 31, 2005, residential and commercial loans amounting to $576,714,000 were pledged to secure advances from the Federal Home Loan Bank (see Note 10).

The Company originates residential mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, residential mortgage loans are designated as held for either sale or investment purposes. Residential mortgage loans held for sale are carried at the lower of cost or fair value. At December 31, 2005 and 2004, residential mortgage loans with a cost of $1,584,000 and $1,642,000, respectively, were designated as held for sale.

The following table reflects the outstanding principal balance of non-accrual loans and the corresponding effect on earnings:

	2005	2004	2003
	(In thousands)
Outstanding principal balance at end of year	$63,998	$34,269	$31,246

Interest that would have been recorded if the loans had been performing and not been classified as non-accrual	$4,916	$3,557	$2,500

Residential mortgage loans serviced for others are not included in the consolidated statements of financial condition. At December 31, 2005 and 2004, the unpaid principal balance of these loans amounted to $271,870,000 and $296,626,000, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with the loans serviced for others, the Company held borrowers’ escrow balances of $894,000 and $1,013,000 at December 31, 2005 and 2004, respectively.

Mortgage servicing rights, included as other assets, amounted to $3,070,000 and $3,302,000 at December 31, 2005 and 2004, respectively. In 2005, 2004 and 2003, the Company capitalized mortgage servicing rights amounting to $257,000, $904,000, and $1,544,000, respectively. Amortization of mortgage servicing rights was $488,000, $424,000, and $648,000 in 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, the carrying value of mortgage servicing rights approximates fair value.

In the normal course of business, the Company engages in business transactions with its directors, executive officers, principal shareholders and organizations associated with them. Loans to related parties, mainly mortgage loans for purchase of the principal residence, are substantially on the same terms as loans to non-related parties. The aggregate amount of loans outstanding to related parties at December 31, 2005 and 2004 totaled $831,000 and $797,000, respectively.

Changes in the allowance for loan losses are summarized below:

	2005	2004	2003
	(In thousands)
Balance — at January 1	$80,066	$61,608	$47,114
Provision charged to income	31,000	36,691	27,048
Recoveries of loans previously written off	3,503	3,970	2,312
Write-off of uncollectible accounts	(22,163)	(22,203)	(14,866)

Balance — at December 31	$92,406	$80,066	$61,608

The total investment in impaired commercial and construction loans at December 31, 2005 and 2004 was $81,611,000 and $54,175,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at December 31, 2005 and 2004. Impaired commercial and construction loans amounting to $32,542,000 and $29,975,000 at December 31, 2005 and 2004, respectively, were covered by a valuation allowance of $14,185,000 and $8,412,000, respectively. Impaired commercial and construction loans amounting to $49,069,000 and $24,200,000 at December 31, 2005 and 2004, respectively, did not require a valuation allowance. The average investment in impaired commercial and construction loans during the years ended December 31, 2005, 2004 and 2003, amounted to $61,113,000, $46,509,000 and $46,676,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income during the years ended December 31, 2005, 2004 and 2003, amounted to $4,044,000, $2,460,000 and $2,452,000, respectively.
5.	FORECLOSED REAL ESTATE HELD FOR SALE:
Foreclosed real estate held for sale at December 31, consisted of the following:

	2005	2004
	(In thousands)
Balance, foreclosed real estate held for sale:
Residential (1 - 4 units)	$895	$1,739
Commercial	3,469	2,378

Total	4,364	4,117
Less valuation allowance	227	306

Foreclosed real estate held for sale — net	$4,137	$3,811

Changes in the allowance for foreclosed real estate held for sale are summarized below:

	2005	2004	2003
	(In thousands)
Balance — at January 1	$306	$28	$51
Provision (credit)	(59)	553	37
Write-offs	(20)	(275)	(60)

Balance — at December 31	$227	$306	$28

6.	PREMISES AND EQUIPMENT:
Premises and equipment at December 31, consisted of the following:

	2005	2004
	(In thousands)
Land and improvements	$30,388	$30,019
Buildings and improvements	63,520	54,958
Furniture and equipment	25,167	20,633
Leasehold improvements	14,524	11,744
Construction in progress	5,470	10,079

Total	139,069	127,433
Less accumulated depreciation and amortization	21,446	17,382

Total	$117,623	$110,051

Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003, amounted to $7,093,000, $7,034,000 and $7,293,000, respectively.
7.	DEPOSITS AND INTEREST EXPENSE:
Deposits at December 31, consisted of the following:

	2005	2004
	(In thousands)
Noninterest bearing accounts	$277,099	$249,368
Passbook accounts	774,727	829,424
NOW accounts	288,703	269,716
Super NOW accounts	30,487	33,864
Money market accounts	126	100
Certificates of deposit	6,933,275	4,831,851

Total	8,304,417	6,214,323
Accrued interest payable	71,192	29,847

Total	$8,375,609	$6,244,170

The weighted average interest rate of all deposits at December 31, 2005 and 2004, was approximately 3.60% and 2.75%, respectively. At December 31, 2005, the aggregate amount of deposits in denominations of $100,000 or more was $996,301,000 ($875,272,000 at December 31, 2004). Certificates of deposit include brokered deposits of $5,982,140,000 and $4,159,016,000 at December 31, 2005 and 2004, respectively. Deposits of directors, executive officers, principal shareholders and organizations associated with them amounted to $16,304,000 and $13,112,000 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

Year Ending	Amount
December 31,	(In thousands)
2006	$4,655,246
2007	874,346
2008	382,877
2009	429,384
2010	73,863
Thereafter	517,559

Total	$6,933,275

At December 31, 2005, the Company had pledged investment securities held to maturity with a carrying value of $51,136,000 and mortgage-backed securities held to maturity with a carrying value of $8,277,000 to secure public funds, and mortgage-backed securities held to maturity with a carrying value of $352,000 as bond requirement for individual retirement accounts.

A summary of interest expense on deposits for the years ended December 31, follows:

	2005	2004	2003
	(In thousands)
Passbook	$16,793	$16,787	$13,014
NOW, Super NOW and Money Market accounts	5,788	5,267	4,085
Certificates of deposit	218,687	144,183	120,172

Total	$241,268	$166,237	$137,271

8.	FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS:

Federal funds purchased and repurchase agreements, and the related weighted average interest rates at December 31, 2005 and 2004, consisted of the following:

	2005		2004
		Weighted		Weighted
		Interest		Interest
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Federal funds purchased	$—	—%	$75,029	2.37%

Repurchase agreements:
Fixed rate	4,986,893		6,096,562
Variable rate	1,273,136		511,936

Total repurchase agreements	6,260,029	4.38%	6,608,498	2.86%

Total	$6,260,029		$6,683,527

The Company enters into sales of securities under agreements to repurchase the same securities (“repurchase agreements”). Repurchase agreements are classified as secured borrowings and are reflected as a liability in the consolidated statements of financial condition. At December 31, 2005 and 2004, fixed-coupon repurchase agreements include $482,848,000 of long-term agreements with fixed rate step-up schedule. During the period of such agreements, the securities were delivered to the counterparties. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities at the maturities of the agreements. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Repurchase agreements at December 31, 2005, mature as follows: within 30 days — $1,545,725,000; in 2007 — $651,586,000; in 2008 — $1,814,520,000; in 2009 — $93,000,000; in 2010 — $884,000,000; and thereafter — $1,271,198,000. At December 31, 2005, with respect to repurchase agreements amounting to $2,568,748,000, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. For FHLB repurchase agreements, see Note 10.

At December 31, 2005 and 2004, repurchase agreements (classified by counterparty) were as follows:

	2005		2004
		Fair Value		Fair Value
	Borrowing	of Underlying	Borrowing	of Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
UBS Financial Services Incorporated of Puerto Rico	$844,526	$887,330	$1,442,685	$1,484,428
Federal Home Loan Bank of New York	534,000	548,658	832,893	851,527
Lehman Brothers Inc. and affiliates	504,248	584,833	504,448	604,556
Merrill Lynch Government Securities Inc. and affiliates	771,586	807,139	869,340	878,663
Bear, Stearns and Company, Inc.	—	—	278,391	301,852
Credit Suisse First Boston LLC	1,153,250	1,212,002	640,154	625,851
Salomon Smith Barney Inc. and affiliates	1,049,916	1,074,841	599,025	617,572
Morgan Stanley Dean Witter	552,000	560,190	1,012,000	1,024,200
Wachovia Securities, LLC	212,423	215,943	161,244	165,019
Doral Securities, Inc.	—	—	49,245	50,062
Barclays Capital, Inc.	95,580	97,515	49,450	49,641
J.P. Morgan Securities, Inc.	542,500	565,853	169,623	172,122

Total	$6,260,029	$6,554,304	$6,608,498	$6,825,493

     Borrowings under repurchase agreements at December 31, were collateralized as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
Securities Underlying	Value of	Value of	Value of	Value of
Repurchase	Underlying	Underlying	Underlying	Underlying
Agreements	Collateral	Collateral	Collateral	Collateral
	(In thousands)
U.S. Government and agencies obligations — held to maturity	$5,601,534	$5,461,880	$5,596,079	$5,573,172
Mortgage-backed securities — held to maturity	597,169	530,194	778,287	720,906
Mortgage-backed securities purchased under agreements to resell	559,890	562,045	529,305	525,299
Mortgage-backed securities — available for sale	185	185	6,116	6,116

Total	6,758,778	$6,554,304	6,909,787	$6,825,493

Accrued interest receivable of underlying securities	57,031		54,029

Total	$6,815,809		$6,963,816

A summary of short-term borrowings, including federal funds purchased, repurchase agreements and advances from Federal Home Loan Bank (see Note 10), and interest rates at and for the year ended December 31, are indicated below:

	2005	2004
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$—	$75,029
Weighted-average interest rate at year end	—	2.37%
Monthly average outstanding balance	$8,851	$23,753
Weighted-average interest rate for the year	2.43%	1.95%
Maximum month-end balance	$40,039	$95,005

Repurchase agreements:
Balance at end of year	$1,545,725	$4,138,257
Weighted-average interest rate at year end	4.34%	2.30%
Monthly average outstanding balance	$2,377,629	$2,377,042
Weighted-average interest rate for the year	3.03%	1.67%
Maximum month-end balance	$3,514,422	$4,206,540

Advances from FHLB:
Balance at end of year	$50,000	$25,000
Weighted-average interest rate at year end	4.45%	2.41%
Monthly average outstanding balance	$21,923	$21,250
Weighted-average interest rate for the year	3.49%	1.65%
Maximum month-end balance	$50,000	$50,000

Total short-term borrowings:
Balance at end of year	$1,595,725	$4,238,286
Weighted-average interest rate at year end	4.34%	2.30%
Monthly average outstanding balance	$2,408,403	$2,422,045
Weighted-average interest rate for the year	3.03%	1.67%
Maximum month-end balance	$3,579,461	$4,238,286
9.	LINES OF CREDIT:

As of December 31, 2005 and 2004, Westernbank had line of credit agreements with seven and six commercial banks, respectively, permitting Westernbank to borrow a maximum aggregate amount of $315,000,000 and $245,000,000, mainly through federal funds purchased. There were no borrowings outstanding as of December 31, 2005, under such lines of credit. There were $75.0 million outstanding as of December 31, 2004, through federal funds purchased. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Federal Fund rate. The credit agreements are renewable annually.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK AND MORTGAGE NOTE PAYABLE:

Advances from Federal Home Loan Bank (“FHLB”) and mortgage note payable, and the related weighted interest rates at December 31, consisted of the following:

	2005		2004
		Weighted		Weighted
		Interest		Interest
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
ADVANCES FROM FHLB:
Fixed rate convertible advances (2.41% to 6.66%)	$92,000		$131,000

Variable rate convertible advances (94% to 96% of the three-month LIBOR rate)	80,000		80,000

Total advances from FHLB	$172,000	4.77%	$211,000	3.78%

MORTGAGE NOTE	$36,432	8.05%	$36,858	8.05%

Advances and repurchase agreements (Note 8) are received from the FHLB under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. At December 31, 2005, convertible advances were secured by residential and commercial mortgage loans and investment securities held to maturity amounting to $576,714,000 and $11,000,000, respectively. At the advances’ and repurchase agreements’ first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advances and reverse repurchase agreements, including any accrued interest, on such optional conversion date.

At December 31, 2005 and 2004, Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank Puerto Rico, had outstanding $36.4 million and $36.9 million, respectively, of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza, Inc. has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

Advances from FHLB and the mortgage note payable by contractual maturities at December 31, 2005, were as follows:

Year Ending	Advances	Mortgage
December 31,	from FHLB	Note Payable
	(In thousands)
2006	$70,000	$454
2007	60,000	492
2008	—	526
2009	—	579
2010	42,000	628
Thereafter	—	33,753

Total	$172,000	$36,432

11.	INCOME TAXES:

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

The Code provides a dividend received deduction of 100%, on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, Westernbank International division operates as an International Banking Entity (“IBE”) under the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. As a result, the Company’s effective tax rate is substantially below the statutory rate.

Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the years ended December 31, 2005 and 2004, the provisions of the Act did not have any effect on the Company’s financial position or results of operations.

On August 1, 2005, the Governor of Puerto Rico signed Law No. 41 which imposes a transitory additional tax of 2.5% over net taxable income. This transitory additional tax will be in effect for taxable years 2005 and 2006 and had a retroactive effect to January 1, 2005. Accordingly, the Company recorded an additional current income tax provision of $3.2 million during the year ended December 31, 2005.

Accrued income tax payable amounted to $22,530,000 and $2,444,000 at December 31, 2005 and 2004, respectively, and is included as part of “Accrued expenses and other liabilities” in the accompanying statements of financial condition. The provision for income taxes for the years ended December 31, consisted of the following:

	2005	2004	2003
	(In thousands)
Current	$52,538	$28,182	$29,346
Deferred credit	(7,452)	(6,089)	(10,083)

Total	$45,086	$22,093	$19,263

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the years ended December 31, was as follows:

	2005		2004		2003
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
	(Dollars in thousands)
Computed at Puerto Rico statutory rate	$86,391	41.5%	$75,648	39.0%	$50,785	39.0%

Effect on provision of:
Exempt interest income, net	(39,515)	(19.0)	(50,940)	(26.1)	(34,078)	(26.1)
Nondeductible expenses, net	53	—	159	—	169	—
Other	(1,843)	(0.8)	(2,774)	(1.5)	2,387	1.9

Provision for income tax as reported	$45,086	21.7%	$22,093	11.4%	$19,263	14.8%

Deferred income tax assets (liabilities) as of December 31, consisted of the following:

	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$34,910	$30,098
Capital losses on sale of investment securities, expire in 2008	3,767	4,912
Net operating loss carryforwards, expire through 2009	583	620
Unrealized loss in valuation of derivative instruments	5,461	3,049
Other	207	172

Total deferred tax assets	44,928	38,851
Less valuation allowance	3,521	5,032

Subtotal	41,407	33,819

Less other deferred tax liabilities	296	158

Deferred income taxes, net	$41,111	$33,661

Changes in the valuation allowance for deferred income tax assets were as follows:

	2005	2004	2003
	(In thousands)
Balance — at January 1	$5,032	$1,718	$6
Increase (decrease) in valuation allowance	(1,511)	3,314	1,712

Balance — at December 31	$3,521	$5,032	$1,718

Realization of deferred tax assets is dependent on generating sufficient future taxable income or capital gains. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income or capital gains are not met.
12.	NET GAIN (LOSS) ON SALES AND VALUATION OF LOANS, SECURITIES AND OTHER ASSETS:
Net gain (loss) on sales and valuation of loans, securities and other assets for the years ended December 31, consisted of the following:

	2005	2004	2003
	(In thousands)
Trading account securities, mainly related to loans securitized	$154	$314	$1,657
Investment securities available for sale (see Note 3)	—	128	(7,671)
Impairment of investment securities held to maturity (see Note 3)	—	—	(15,701)
Mortgage loans held for sale	334	1,649	2
Other	59	538	764

Total	$547	$2,629	$(20,949)

13.	COMMITMENTS AND CONTINGENCIES:

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

The Company, as a Puerto Rico chartered financial holding company and its subsidiaries are each subject to extensive federal and local government supervision and regulation relating to its financial holding company status and the banking and insurance businesses. There are laws and regulations that restrict transactions between the Company and its subsidiaries. In addition, the Company benefits from favorable tax treatment of activities relating to the Westernbank’s International Division. Any change in such regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the applicable local legislature, could have a substantial impact on the companies’ operations.

The Company received from the Securities and Exchange Commission (the “SEC”) notice of a formal order of private investigation into matters that were the subject of a previously announced informal inquiry by the SEC. As previously disclosed, the inquiry appears to be primarily related to the other-than-temporary impairment charges announced by the Company in April 2003, in connection with its investments in corporate bond and loan obligations. The Company is cooperating fully with the SEC and will continue to do so. The Company does not expect to comment further regarding this matter, as the formal order is a confidential document directing a non-public investigation.

On March 16, 2006, Westernbank Puerto Rico obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (the “Commissioner”) with respect to the statutory limit for individual borrowers (loan to one borrower limit) in a commercial loan with a mortgage originator in Puerto Rico (see Note 4). This waiver is subject to Westernbank compliance with certain conditions. The Company does not anticipate any problem in complying with the conditions of the waiver.

At December 31, 2005, the Company is obligated under non-cancelable operating leases for banking premises. Certain leases contain escalation clauses providing for increased rental. Rent expense, including the proportionate share of maintenance expenses of common areas, administrative expenses, property taxes, utilities and insurance expenses, amounted to $2,928,000, $2,629,000, and $2,576,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The projected minimum rental payments under the leases with initial or remaining terms of more than one year, without considering renewal options, and expiring through 2025 are as follows:

Year Ending	Minimum
December 31,	Rent
(In thousands)
2006	$2,195
2007	1,757
2008	1,188
2009	743
2010	557
Thereafter	2,263

Total	$8,703

14.	RETIREMENT BENEFIT PLANS:

The Company has a non-contributory deferred profit-sharing plan, covering substantially all of its employees, which provides for retirement and disability benefits. The Company’s contribution to the profit-sharing plan is discretionary. The Company’s contributions for the years ended December 31, 2005, 2004 and 2003 were $250,000 for each year.

The Company has a defined contribution plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company who have one year of service and are twenty-one years or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to the maximum deferral amount specified by local law. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company’s contributions plus actual earnings thereon are 100 percent vested after three years of credited service. In case of death or disability, a participant or his/her beneficiary will be 100 percent vested regardless of the number of years of credited service. The Company’s contributions for the years ended December 31, 2005, 2004 and 2003, amounted to $434,000, $376,000 and $329,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Westernbank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and Westernbank meet all capital adequacy requirements to which they are subject.

As of March 31, 2005 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At December 31, 2005, there are no conditions or events since the latest examination date that management believes have changed Westernbank’s category.

The Companies’ actual capital amounts and ratios as of December 31, 2005 and 2004, are also presented in the table below:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:

Total Capital to Risk Weighted Assets:
Consolidated	$1,282,749	13.13%	$781,403	8%	N/A	N/A
Westernbank	1,208,017	12.39	779,851	8	$974,813	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$1,190,344	12.30%	$387,005	4%	N/A	N/A
Westernbank	1,115,611	11.55	386,229	4	$579,344	6%

Tier I Capital to Average Assets:
Consolidated	$1,190,344	7.48%	$477,507	3%	N/A	N/A
Westernbank	1,115,611	7.04	475,268	3	$792,113	5%

As of December 31, 2004:

Total Capital to Risk Weighted Assets:
Consolidated	$1,154,323	14.90%	$619,781	8%	N/A	N/A
Westernbank	1,016,176	13.16	617,541	8	$771,926	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$1,074,257	14.01%	$306,688	4%	N/A	N/A
Westernbank	936,109	12.25	305,568	4	$458,351	6%

Tier I Capital to Average Assets:
Consolidated	$1,074,257	7.69%	$418,872	3%	N/A	N/A
Westernbank	936,109	6.73	417,224	3	$695,374	5%

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

During 2005, the amount of dividends Westernbank can pay to the Company without prior approval of regulatory agencies is limited to its 2005 eligible net profits, as defined, and its adjusted retained 2004 and 2003 net income. In addition, dividends paid by Westernbank to the Company would be prohibited if the effect thereof would cause Westernbank’s capital to be reduced below applicable minimum capital requirements.

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

During 2005, 2004 and 2003, the Company issued 56,113; 328,568 (as adjusted); and 1,170,450 (as adjusted) shares of common stock, respectively, upon exercise of stock options by several of the Company’s executive officers (Note 17 – Stock Compensation Plans).

During 2003, the Company acquired and retired 2,912 (as adjusted) shares of common stock at a cost of $33,000.

The Company has issued the following non-cumulative, monthly income preferred stock:

			Issuance
			Price and
			Liquidation		Proceeds From
Issuance		Dividend	Preference	Shares	Issuance, Net of	Issuance
Year	Type of Preferred Stock	Rate	Per Share	Issued	Issuance Costs	Costs

1998	Convertible, 1998 Series A	7.125%	$25	1,219,000	$29,143,000	$1,332,000
1999	Non-convertible, 1999 Series B	7.250	25	2,001,000	48,273,000	1,752,000
2001	Non-convertible, 2001 Series C	7.600	25	2,208,000	53,103,000	2,097,000
2001	Non-convertible, 2001 Series D	7.400	25	1,791,999	43,238,000	1,562,000
2002	Non-convertible, 2002 Series E	6.875	25	1,725,000	41,463,000	1,662,000
2003	Non-convertible, 2003 Series F	6.700	25	4,232,000	102,192,000	3,608,000
2003	Non-convertible, 2003 Series G	6.900	25	2,640,000	63,671,000	2,329,000
2004	Non-convertible, 2004 Series H	6.700	50	2,675,500	129,311,000	4,464,000
2005	Non-convertible, 2004 Series H	6.700	50	401,300	19,450,000	615,000

	Total			18,893,799	$529,844,000	$19,421,000

The preferred stock ranks senior to the Company’s common stock as to dividends and liquidation rights. Each share of the 1998 Series A preferred stock is convertible, at the holder’s option, at any time on or after the 90th day following the issue date, into .995 shares of the Company’s common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $7.12 (as adjusted for stock splits and stock dividends declared) per share of common stock.

During 2005, 2004 and 2003, 35,292; 276,994; and 419,254 shares, respectively, of the convertible preferred stock Series A were converted into 123,289; 967,760 (as adjusted) and 1,464,741 (as adjusted) shares of common stock, respectively. At December 31, 2005 and 2004, the Company had outstanding 485,460 and 520,752 shares, respectively, of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A.

The Company may redeem, in whole or in part, at any time at the following redemption prices, if redeemed during the twelve month period beginning July 1 for the 1998 Series A, May 28 for the 1999 Series B, March 30 for the 2001 Series C, August 1 for the 2001 Series D, October 31 for the 2002 Series E, May 30 for the 2003 Series F, August 29 for the 2003 Series G and December 21 for the 2004 Series H of the years indicated below, plus accrued and unpaid dividends, if any, to the date of redemption, subject to regulatory approval:

	Redemption Price per Share
December 31,	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H

2006	$25.00	$25.00	$25.50	$25.50	$—	$—	$—	$—
2007	25.00	25.00	25.25	25.25	25.50	—	—	—
2008	25.00	25.00	25.00	25.00	25.25	25.50	25.50	—
2009	25.00	25.00	25.00	25.00	25.00	25.25	25.25	51.00
2010	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.50
2011 and thereafter	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.00

17.	STOCK COMPENSATION PLANS:

The Company has two shareholders’ approved stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 14,747,670 shares (as adjusted) of common stock can be granted. Also, options for up to 14,747,670 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The options become fully exercisable after five years following the grant date and the maximum contractual term of the options is ten years. The Company’s policy is to issue new shares when share options are exercised. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization.

No options have been granted under the 1999 Nonqualified Option Plan. The activity in outstanding options under the 1999 Qualified Option Plan for the years ended December 31, 2005, 2004 and 2003, is set forth below. The activity for the years ended December 31, 2004 and 2003 was adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005, and the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Beginning of year	7,111,398	$3.02	7,439,966	$3.02	8,610,416	$2.99

Options granted	790,000	10.65	—	—	—	—
Options exercised	(56,113)	2.85	(328,568)	2.95	(1,170,450)	2.85
Options forfeited	—	—	—	—	—	—

End of year	7,845,285	$3.79	7,111,398	$3.02	7,439,966	$3.02

The Company has five exercise prices for options granted, all of them granted at different dates under the 1999 Qualified Option Plan. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2005:

			Weighted
			Average
	Number of	Number of	Remaining
	Options	Options	Contract
Exercise Prices	Outstanding	Exercisable	Life (Years)
$ 2.85(1)	6,575,400	6,575,400	4.12
$ 3.35(1)	193,124	140,454	5.38
$ 6.77(1)	286,761	172,056	6.55
$ 9.00	30,000	—	9.95
$10.71	760,000	—	9.55

Total	7,845,285	6,887,910	4.79

Aggregate Intrinsic Value	$ 36,737,000	$36,312,000

(1)	Adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005, the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003, and the three-for-two stock split declared in June 2002 and distributed on July 10, 2002.
The Company granted 790,000 stock options in 2005. No stock options were granted during 2004 and 2003. The fair value of the stock options granted in year 2005 was $4.09 per stock option. The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (1) the dividend yield was 1.81%; (2) the expected life was 7 years based on historical experience; (3) the expected volatility was 39% and was obtained from published external information; and, (4) the risk-free interest rate was 4.09%. The weighted average of the exercise price of the stock options and the market price of the stock at the grant date was $10.65 and $10.55, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2005, 2004 and 2003, was $462,000, $3,262,000 and $7,402,000, respectively. The total fair value of options vested for each of the years ended December 31, 2005, 2004 and 2003 was $1,062,000.

Stock-based employee compensation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $564,000, $895,000 and $1,031,000, respectively. This compensation expense is non deductible for income tax purposes. At December 31, 2005, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1999 Qualified Option Plan. The cost is expected to be recognized as follows:

Year Ending	Amount
December 31,	(In thousands)
2006	$807
2007	725
2008	646
2009	646
2010	360

Total	$3,184

18.	OFF-BALANCE SHEET ACTIVITIES:

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

Commitments to Extend Credit and Commercial Letters of Credit

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commitments under credit card arrangements and commercial letters of credit is represented by the contractual notional amount of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

The contract amount of financial instruments, whose amounts represent credit risk at December 31, was as follows:

	2005	2004
	(In thousands)
Commitments to extend credit:
Fixed rates	$10,802	$7,576
Variable rates	620,193	1,104,510
Unused lines of credit:
Commercial	197,792	177,893
Credit cards and other	137,078	138,736
Commercial letters of credit	23,822	27,784

Total	$989,687	$1,456,499

19.	ON-BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

The Company utilizes interest rate swaps (“CD Swaps”) to convert a portion of its fixed-rate brokered certificates of deposit (“CDs”) (liabilities) or firm commitments to originate brokered CDs to a variable rate. The purpose of entering into these CD swaps is to hedge the risk of changes in the fair value of certain brokered CDs or firm commitments to originate brokered CDs attributable to changes in the LIBOR rate (interest rate risk). The Company believes using CD swaps to convert the interest rates on brokered CDs from fixed to variable is prudent from a risk management and business standpoint. The hedged brokered CDs are typically structured with terms of 3 to 20 years with a call option on the Company’s part, but no surrender option for the CD holder, other than for death or disability. The extended term of the brokered CDs minimize liquidity risk while the option to call the CDs after 1 year provides the Company with funding flexibility. This variable rate funding matches well with the Company strategy of having a large floating rate commercial loan portfolio. The Company considers these CD swaps to be valuable economic and highly effective transactions that benefit the Company.

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

Information pertaining to the notional amounts of the Company’s derivative instruments not designated as hedge as of December 31, was as follows:

	Notional Amount
	2005	2004
	(In thousands)
CD swaps	$602,187	$778,105
Interest rate swaps (unmatched portion)	14,013	8,895
Interest rate swaps used to manage exposure to the stock market	36,329	36,329
Embedded options on stock indexed deposits	128,075	112,407
Purchased options used to manage exposure to the stock market on stock indexed deposits	94,681	78,212

Total	$875,285	$1,013,948

At December 31, 2005, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $20.0 million and was recorded as part of “Other assets” of $10.0 million, as part of “Deposits” of $17.7 million and as part of “Accrued expenses and other liabilities” of $12.3 million, in the accompanying 2005 consolidated statement of financial condition.

At December 31, 2004, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $15.6 million and was recorded as part of “Other assets” of $7.9 million, as part of “Deposits” of $14.6 million and as part of “Accrued expenses and other liabilities” of $8.9 million, in the accompanying 2004 consolidated statement of financial condition.

A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at December 31, follows:

	2005	2004
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$616,200	$787,000
Weighted average receive rate at year end	4.73%	4.09%
Weighted average pay rate at year end	4.32%	2.35%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .40% to plus .25%	100%	100%
The changes in notional amount of swaps outstanding during the years ended December 31, follows:

	2005	2004
	(In thousands)
Beginning balance	$823,329	$676,329
New swaps	30,000	415,500
Called and matured swaps	(200,800)	(268,500)

End balance	$652,529	$823,329

At December 31, 2005, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options
	(In thousands)
2006	$61,329	$36,725	$1,623
2007	7,500	26,348	27,150
2008	—	21,081	21,571
2009	30,500	27,493	27,868
2010	25,000	16,428	16,469
Thereafter	528,200	—	—

Total	$652,529	$128,075	$94,681

Swap agreements amounting to $568,200,000 at December 31, 2005, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on brokered CDs). During the years ended December 31, 2005 and 2004, various counterparties of swap agreements exercised their option to cancel their swaps and the Company exercised its option to call the hedged certificates of deposit. No gains or losses resulted from the above cancellations.

At December 31, 2005, the carrying value of the specific collateral held by the counterparties consisted of money market instruments of $14,357,000.

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

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these consolidated financial statements:
•	Short-term Financial Assets and Liabilities – For financial instruments with a short-term or no stated maturity, at prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, money market instruments, certain deposits (passbook accounts, money market and checking accounts), federal funds purchased and accrued interest.

•	Investment Securities Available for Sale, Held to Maturity and Trading Securities - The fair values of investment securities available for sale, held to maturity and trading securities are estimated based on quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

•	Federal Home Loan Bank (FHLB) Stock - FHLB stock is valued at its redemption value.

•	Mortgage Loans Held for Sale - Fair value is based on the contract price at which the mortgage loans are expected to be sold.

•	Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, commercial, consumer, credit cards and other loans. Each loan category is further segmented into fixed and adjustable interest rate terms and by performing, nonperforming and loans with payments in arrears.

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

•	Mortgage Servicing Rights - The carrying amount of mortgage servicing rights, which is evaluated periodically for impairment, approximates the fair value (fair value is estimated considering prices for similar assets).

•	Deposits - The fair value of fixed rate certificates of deposit is based on the discounted value of contractual cash flows using current rates for certificates of deposit with similar terms and remaining maturities. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

•	Resell Agreements, Repurchase Agreements, Advances from FHLB and Mortgage Note Payable - The fair value of resell agreements, repurchase agreements, advances from FHLB and mortgage note payable is based on the discounted value using rates currently available to the Company for instruments with similar terms and remaining maturities.

•	Derivative Assets and Derivative Liabilities – The fair values of the indexed option contracts and the interest rate swaps used to manage the exposure to the stock market were obtained from dealer quotes. In the case of other interest rate swaps, the fair values were based upon an independent valuation model.

•	Commitments to Extend Credit and Commercial Letters of Credit - The fair value of commitments to extend credit and commercial letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

The estimated fair values of the Company’s financial instruments at December 31, were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and due from banks	$97,612	$97,612	$77,752	$77,752
Federal funds sold and resell agreements	746,539	730,393	1,017,303	1,017,303
Interest-bearing deposits in banks	57,116	57,116	49,476	49,476
Investment securities available for sale	5,166	5,166	7,881	7,881
Investment securities held to maturity	7,074,025	6,851,089	6,921,379	6,836,897
Federal Home Loan Bank stock	42,798	42,798	52,195	52,195
Residential mortgage loans held for sale	1,539	1,539	1,633	1,633
Loans (excluding allowance for loan losses)	7,908,029	7,904,561	5,997,418	5,956,955
Accrued interest receivable	105,882	105,882	88,285	88,285
Mortgage servicing rights	3,070	3,070	3,302	3,302
Derivative purchased options	9,967	9,967	7,792	7,792

Financial Liabilities:
Deposits:
Non-interest bearing	277,099	277,099	249,368	249,368
Interest bearing	8,009,617	7,982,554	5,950,413	5,925,701
Embedded options on deposits	17,701	17,701	14,542	14,542
Federal funds purchased and repurchase agreements	6,260,029	6,292,900	6,683,527	6,771,099
Advances from FHLB	172,000	173,832	211,000	212,608
Mortgage note payable	36,432	38,910	36,858	39,170
Accrued interest payable	106,613	106,613	51,961	51,961
Interest rate swaps in a net payable position	12,256	12,256	8,896	8,896
Other	7,867	7,867	6,513	6,513

Off-Balance Sheet Credit Related Financial Instruments:

Liabilities:
Commitments to extend credit	—	6,814	—	5,345
Unused lines of credit:
Commercial	317	317	507	507
Credit cards and other	201	201	218	218
Commercial letters of credit	238	238	278	278
21.	RESERVE FUND:

The Banking Law of Puerto Rico requires that a reserve fund be established by Westernbank and that annual transfers of at least 10% of its net income be made, until such reserve fund equals its total paid-in capital on common and preferred shares. Such transfers restrict its retained earnings, which would otherwise be available for dividends.

22.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the unaudited quarterly results of operations (in thousands, except for per share data):

	As Previously		As Previously		As Previously
	Reported	As Restated(1)	Reported	As Restated(1)	Reported	As Restated(1)
2005	March 31		June 30		Sept. 30		Dec. 31
Total interest income	$178,310	$178,310	$194,400	$194,400	$205,347	$205,347	$217,272
Total interest expense	96,863	99,929	112,608	115,313	124,674	126,579	141,926

Net interest income	81,447	78,381	81,792	79,087	80,673	78,768	75,346
Provision for loan losses	6,000	6,000	5,000	5,000	6,000	6,000	14,000

Net interest income after provision for loan losses	75,447	72,381	76,792	74,087	74,673	72,768	61,346
Total noninterest income	7,235	5,711	8,192	21,163	8,307	2,138	6,808
Total noninterest expenses	(24,271)	(24,271)	(27,525)	(27,525)	(27,584)	(27,584)	(28,850)

Income before income taxes	58,411	53,821	57,459	67,725	55,396	47,322	39,304
Provision for income taxes	9,810	8,020	11,695	15,699	15,380	12,232	9,135

Net income	$48,601	$45,801	$45,764	$52,026	$40,016	$35,090	$30,169

Earnings per common share:
Basic	$0.24	$0.22	$0.22	$0.26	$0.19	$0.16	$0.13

Diluted	$0.23	$0.21	$0.22	$0.25	$0.18	$0.15	$0.12

	As Previously		As Previously		As Previously		As Previously
	Reported	As Restated(1)	Reported	As Restated(1)	Reported	As Restated(1)	Reported	As Restated(1)
2004	March 31		June 30		Sept. 30		Dec. 31
Total interest income	$134,407	$134,407	$141,016	$141,016	$151,545	$151,545	$164,408	$164,408
Total interest expense	63,201	69,674	66,452	72,531	74,499	79,610	87,690	92,404

Net interest income	71,206	64,733	74,564	68,485	77,046	71,935	76,718	72,004
Provision for loan losses	8,941	8,941	10,821	10,821	10,379	10,379	6,550	6,550

Net interest income after provision for loan losses	62,265	55,792	63,743	57,664	66,667	61,556	70,168	65,454
Total noninterest income	6,908	18,365	7,005	495	8,373	23,187	8,947	11,581
Total noninterest expenses	(23,647)	(23,647)	(25,241)	(25,241)	(25,308)	(25,308)	(25,929)	(25,929)

Income before income taxes	45,526	50,510	45,507	32,918	49,732	59,435	53,186	51,106
Provision (credit) for income taxes	5,032	6,976	4,484	(426)	5,489	9,273	7,081	6,270

Net income	$40,494	$43,534	$41,023	$33,344	$44,243	$50,162	$46,105	$44,836

Earnings per common share:
Basic	$0.21	$0.23	$0.21	$0.16	$0.23	$0.27	$0.24	$0.23

Diluted	$0.20	$0.22	$0.20	$0.16	$0.22	$0.26	$0.23	$0.22

(1)	See Note 25.
The increase in the provision for loan losses for the fourth quarter of 2005 was attributed to higher net charge offs during the quarter. The decrease in the provision for loan losses for the fourth quarter of 2004 was attributed to lower net charge offs during the quarter.

The changes in total noninterest income for the quarterly periods of 2005 and 2004 were mainly attributed to the change in the fair value during the period of certain interest rate swaps on a portion of the Company’s brokered deposits as a result of correcting the application of fair value hedge accounting as explained in Note 25.

The provision for income taxes in proportion to income before income taxes (the effective income tax rate) for the 2005 quarters is higher than that for the 2004 quarters as a result of a significant increase in the Company’s taxable interest income derived from the commercial loan portfolio and of a transitory additional tax of 2.5% over net taxable income imposed on August 1, 2005 for taxable years 2005 and 2006 with a retroactive effect to January 1, 2005 (see Note 11).

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

Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2005, 2004 and 2003, and for the years then ended, substantially all of Westernbank International’s business activities consisted of investments in securities and money market instruments of and loans to entities principally located in the United States of America. Investment securities amounted to $1.99 billion, $2.17 billion and $2.39 billion at December 31, 2005, 2004 and 2003, respectively. These securities principally consisted of investment in U.S. Government agencies, FHLMC and FNMA. There are no investments in residual tranches or any other securities involving high risk characteristics. At December 31, 2005, 2004 and 2003, management concluded that there was no other-than-temporary impairment on its investment securities portfolio (see Note 3). Money market instruments amounted to $583.3 million, $619.5 million and $278.5 million at December 31, 2005, 2004 and 2003, respectively. Money market instruments include interest-bearing deposits with banks, which mature the next business day, and resell agreements.

For the resell agreements, the Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest (see Note 2). Loans outstanding at December 31, 2005, 2004 and 2003 amounted to $265,691,000, $122,723,000 and $73,581,000, respectively, and include foreign loans mainly in Canada and in the United Kingdom, amounting to $64,113,000, $2,237,000 and $2,485,000 at December 31, 2005, 2004 and 2003, respectively.

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

	As of and for the year ended
	December 31, 2005
			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$78,268	$—	$78,268	$—	$—	$78,268
Commercial loans	238,482	13,414	251,896	—	—	251,896
Asset-based loans	—	—	—	80,245	—	80,245
Mortgage loans	68,633	—	68,633	—	—	68,633
Treasury and investment activities	204,917	108,624	313,541	5,250	(2,504)	316,287

Total interest income	590,300	122,038	712,338	85,495	(2,504)	795,329
Interest expense	362,472	89,089	451,561	34,690	(2,504)	483,747

Net interest income	227,828	32,949	260,777	50,805	—	311,582

Provision for loan losses	(8,608)	(1,615)	(10,223)	(20,777)	—	(31,000)

Noninterest income, net:
Service and other charges on loans	8,314	274	8,588	—	—	8,588
Service charges on deposit accounts	8,636	—	8,636	—	—	8,636
Other fees and commissions	8,876	105	8,981	226	(226)	8,981
Trust account fees	—	—	—	1,537	(50)	1,487
Insurance commission fees	—	—	—	1,991	(12)	1,979
Asset-based lending related fees	—	—	—	3,724	—	3,724
Net gain on derivative instruments	1,878	—	1,878	—	—	1,878
Net gain on sales and valuation of loans, securities and other assets	547	—	547	—	—	547

Total noninterest income, net	28,251	379	28,630	7,478	(288)	35,820

Equity in income of subsidiaries	293	—	293	162,793	(163,086)	—

Total net interest income and noninterest income	$247,764	$31,713	$279,477	$200,299	$(163,374)	$316,402

Total assets	$13,797,874	$2,870,864	$16,668,738	$1,770,472	$(2,287,346)	$16,151,864

	As of and for the year ended
	December 31, 2004
			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$76,091	$—	$76,091	$—	$—	$76,091
Commercial loans	151,610	5,508	157,118	—	—	157,118
Asset-based loans	—	—	—	42,158	—	42,158
Mortgage loans	46,796	—	46,796	—	—	46,796
Treasury and investment activities	167,093	101,799	268,892	2,391	(2,070)	269,213

Total interest income	441,590	107,307	548,897	44,549	(2,070)	591,376
Interest expense	249,120	51,202	300,322	15,967	(2,070)	314,219

Net interest income	192,470	56,105	248,575	28,582	—	277,157

Provision for loan losses	(30,697)	—	(30,697)	(5,994)	—	(36,691)

Noninterest income, net:
Service and other charges on loans	7,115	112	7,227	—	—	7,227
Service charges on deposit accounts	7,969	—	7,969	—	—	7,969
Other fees and commissions	7,385	10	7,395	226	(226)	7,395
Trust account fees	—	—	—	1,170	—	1,170
Insurance commission fees	—	—	—	1,923	(9)	1,914
Asset-based lending related fees	—	—	—	2,936	—	2,936
Net gain on derivative instruments	22,388	—	22,388	—	—	22,388
Net gain on sales and valuation of loans, securities and other assets	2,629	—	2,629	—	—	2,629

Total noninterest income, net	47,486	122	47,608	6,255	(235)	53,628

Equity in income (loss) of subsidiaries	(698)	—	(698)	174,002	(173,304)	—

Total net interest income and noninterest income	$208,561	$56,227	$264,788	$202,845	$(173,539)	$294,094

Total assets	$11,799,360	$2,938,374	$14,737,734	$1,557,674	$(1,973,788)	$14,321,620

	As of and for the year ended
	December 31, 2003
			Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
		(In thousands)
Interest income:
Consumer loans	$74,562	$—	$74,562	$—	$—	$74,562
Commercial loans	117,132	4,250	121,382	—	—	121,382
Asset-based loans	—	—	—	33,652	—	33,652
Mortgage loans	46,253	—	46,253	—	—	46,253
Treasury and investment activities	95,269	90,090	185,359	2,378	(1,692)	186,045

Total interest income	333,216	94,340	427,556	36,030	(1,692)	461,894
Interest expense	192,819	43,703	236,522	10,272	(1,692)	245,102

Net interest income	140,397	50,637	191,034	25,758	—	216,792

Provision for loan losses	(24,961)	—	(24,961)	(2,087)	—	(27,048)

Noninterest income (loss), net:
Service and other charges on loans	7,474	470	7,944	—	—	7,944
Service charges on deposit accounts	7,053	—	7,053	—	—	7,053
Other fees and commissions	6,952	11	6,963	221	(221)	6,963
Trust account fees	—	—	—	933	—	933
Insurance commission fees	—	—	—	2,087	—	2,087
Asset-based lending related fees	—	—	—	2,851	—	2,851
Net gain on derivative instruments	18,413	—	18,413	—	—	18,413
Net loss on sales and valuation of loans, securities and other assets	(20,372)	(577)	(20,949)	—	—	(20,949)

Total noninterest income (loss), net	19,520	(96)	19,424	6,092	(221)	25,295

Equity in income of subsidiaries	594	—	594	114,755	(115,349)	—

Total net interest income and noninterest income	$135,550	$50,541	$186,091	$144,518	$(115,570)	$215,039

Total assets	$9,260,187	$2,769,292	$12,029,479	$1,787,212	$(2,289,182)	$11,527,509

24.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY:

Condensed financial information pertaining only to W Holding Company, Inc. is as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION INFORMATION (PARENT COMPANY ONLY)

	December 31,
	2005	2004
	(In thousands)
ASSETS
Cash	$1,831	$2,356
Money market instruments	11,000	129,000
Dividends and other accounts receivable from bank subsidiary	3,148	3,012
Investment securities available for sale	4,981	—
Investment securities held to maturity	55,470	5,570
Investment in bank subsidiary	1,118,675	939,200
Investment in nonbank subsidiary	2,328	2,214
Accrued interest receivable	264	77
Deferred income taxes, net	465	—
Other assets	62	6

TOTAL ASSETS	$1,198,224	$1,081,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable	$4,136	$3,300
Other liabilities	610	576

Total liabilities	4,746	3,876
Stockholders’ equity	1,193,478	1,077,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,198,224	$1,081,435

CONDENSED STATEMENTS OF INCOME INFORMATION
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Dividends from subsidiaries:
Bank subsidiary	$77,560	$50,660	$26,925
Nonbank subsidiary	850	900	1,500

Subtotal	78,410	51,560	28,425
Interest income on investment securities	2,746	302	686

Total income	81,156	51,862	29,111
Operating expenses	2,975	2,405	2,110

Income before income taxes and increase in undistributed earnings of subsidiaries	78,181	49,457	27,001
Provision (credit) for income taxes	(521)	34	18

Income before increase (decrease) in undistributed earnings of subsidiaries	78,702	49,423	26,983
Increase (decrease) in undistributed earnings from :
Bank subsidiary	84,270	122,328	84,358
Nonbank subsidiary	114	125	(386)

Net income	$163,086	$171,876	$110,955

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION (PARENT COMPANY ONLY)

	Year Ended December, 31
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$163,086	$171,876	$110,955
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(84,384)	(122,453)	(83,972)
Deferred income tax credit	(469)	—	—
Effect of stock options granted to employees	564	895	1,031
Amortization of premium (discount) on investment securities held to maturity	(3)	(1)	138
Increase in dividends and other accounts receivable from bank subsidiary	(874)	(491)	(983)
Increase in accrued interest receivable	(187)	(7)	—
Decrease (increase) in other assets	(56)	37	(43)
Increase (decrease) in other liabilities	228	330	(41)

Net cash provided by operating activities	77,905	50,186	27,085

Cash flows from investing activities:
Net decrease (increase) in money market instruments	118,000	(129,000)	1,000
Purchases of investment securities available for sale	(4,965)	—	—
Capital contributions to subsidiaries	(95,000)	—	(166,113)
Investment securities held to maturity:
Purchases	(49,897)	—	(10,867)
Proceeds from redemptions and repayment	—	—	19,368

Net cash used in investing activities	(31,862)	(129,000)	(156,612)

Cash flows from financing activities:
Advances from bank subsidiary	743	—	1,000
Repayment of advances from bank subsidiary	—	(1,000)	—
Issuance of preferred stock	19,253	129,495	165,863
Repurchase of common stock for retirement	—	—	(33)
Proceeds from stock options exercised	160	969	3,334
Dividends paid	(66,724)	(50,097)	(39,109)

Net cash provided by (used in) financing activities	(46,568)	79,367	131,055

Net change in cash	(525)	553	1,528
Cash at beginning of year	2,356	1,803	275

Cash at end of year	$1,831	$2,356	$1,803

25.	RESTATEMENT:

Subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company’s management determined that the accounting treatment related to certain interest rate swap agreements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the accounting treatment of certain mortgage-related transactions previously treated as purchases under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities did not conform to generally accepted accounting principles, as discussed below . As a result, the accompanying 2004 and 2003 consolidated financial statements have been restated from the amounts previously reported to correct the accounting for these transactions.

Historically, the Company has entered into interest rate swap agreements (“CD swaps”) to hedge the changes in fair value of certain of its brokered certificates of deposit (“brokered CDs”) resulting from changes in interest rates. From the inception of the hedging relationship, the Company applied a method of fair value hedge accounting under SFAS No. 133 to account for the CD swaps that allowed the Company to assume no ineffectiveness in these transactions (the so-called “short-cut” method). The Company has now determined that the CD swaps did not qualify for this method because the related CD broker placement fee caused the swaps not to have a fair value of zero at inception, which is required under SFAS No. 133 to qualify for use of the short-cut method.

Retrospectively eliminating the application of fair value hedge accounting results in the reversal of the fair value adjustments that were made to the brokered CDs. Therefore, while the interest rate swap continues to be recorded on the consolidated statement of financial condition at its fair value, the brokered CD is now carried at par. In addition, the CD broker placement fee, which was incorporated into the swap, is now separately recorded as a deferred cost on the brokered CDs, included in other assets, and amortized through the maturity date of the related CDs as a yield adjustment.

In addition, the Company has determined that certain transactions involving real estate mortgage loans (“mortgage-related transactions”), secured principally by mortgage loans on one-to-four family residential properties, did not constitute purchases under SFAS No. 140 and should have been presented as originations of commercial loans secured by real property.

As a result: (1) such mortgage-related transactions are now presented as commercial loans secured by real estate mortgages instead of loan purchases; (2) the associated balance guarantee swap derivative was reversed resulting in a decrease in loans receivable-net and other liabilities; (3) the cash flows associated with these transactions are presented as loan originations instead of loan purchases in the statement of cash flows; and (4) for regulatory capital requirement purposes the risk weighting factor on the outstanding balance of such loans increased from 50% to 100%. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit).
A summary of the significant effects of the restatement is as follows:

As of December 31, 2004:
(In thousands)

	As Previously
	Reported	As Restated
ASSETS:
Loans, net	$5,941,233	$5,917,352
Deferred income taxes, net	31,027	33,661
Other assets	34,636	40,841
Total assets	14,336,662	14,321,620
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Interest-bearing and related accrued interest payable	5,981,843	5,994,802
Total deposits	6,231,211	6,244,170
Accrued expenses and other liabilities	85,874	61,993
Total liabilities	13,254,983	13,244,061
Retained earnings:
Reserve fund	60,672	60,260
Undivided profits	153,013	149,305
Total stockholders’ equity	1,081,679	1,077,559

For the year ended December 31,: (Dollars in thousands except per share data)

	2004		2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
INTEREST EXPENSE:
Deposits	$143,860	$166,237	$114,755	$137,271
Total interest expense	291,842	314,219	222,586	245,102
NET INTEREST INCOME	299,534	277,157	239,308	216,792
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	262,843	240,466	212,260	189,744
NONINTEREST INCOME:
Net gain (loss) on derivative instruments	(7)	22,388	(236)	18,413
Total noninterest income	31,233	53,628	6,646	25,295
INCOME BEFORE PROVISION FOR INCOME TAXES	193,951	193,969	134,085	130,218
PROVISION FOR INCOME TAXES	22,086	22,093	20,771	19,263
NET INCOME	171,865	171,876	113,314	110,955
TOTAL COMPREHENSIVE INCOME	172,586	172,597	113,481	111,122
BASIC EARNINGS PER COMMON SHARE	0.89	0.89	0.57	0.56
DILUTED EARNINGS PER COMMON SHARE	0.86	0.86	0.55	0.54
The restatement also resulted in a reduction of retained earnings as of January 1, 2003 of $1,772,000.

26.	SUBSEQUENT EVENTS:

On January 31, 2006, the Board of Directors granted 30,000 stock options to two officers pursuant to the shareholders approved 1999 Qualified Option Plan (see Note 17) at an exercise price of $10.00. The market price of the stock was $8.61 at January 31, 2006.

On February 2, 2006, one of the Company’s executive officers exercised 125,000 options under the Company’s 1999 Qualified Option Plan (see Note 17) at an exercise price of $2.85.

On March 16, 2006 Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit) (see Note 4).
******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Our Chief Executive Officer and Chief Financial Officer reviewed with management whether our need to restate our previously reported financial information for each of the four years in the period ended December 31, 2004 to correct the accounting treatment related to certain interest rate swap agreements under SFAS No. 133, and the accounting treatment of certain mortgage-related transactions previously treated as purchases under SFAS No. 140, as discussed elsewhere herein, affected their conclusions that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
     In connection with this review, our Chief Executive Officer and Chief Financial Officer considered the circumstances that resulted in the restatement of the financial statements. Specifically, the controls over the application of the shortcut method and the controls over the accounting for mortgage loan transfers to determine if transfers should be accounted for as purchases or commercial financing. Additionally, management considered the following changes that were made during the fourth quarter to remediate the situations that resulted in the restatement.
     Management engaged external consultants with expertise in hedge accounting requirements to assist us in complying with the requirements of SFAS No. 133, including the documentation and effectiveness testing requirements, relating to our current and future interest rate hedge transactions, and in complying with the legal isolation criterion of SFAS No 140 relating to our mortgage related transactions. In conjunction with the technical expertise provided by these external consultants, we redesigned our procedures such that each of the requirements for fair value hedge accounting treatment set forth in SFAS No. 133 including, but not limited to, the documentation and effectiveness testing requirements, are evaluated appropriately with respect to the CD Swaps entered into to hedge the interest rate risk inherent in certain of our brokered CDs. In addition, the Company established the requirement that a legal opinion be obtained before entering into complex transactions that require an evaluation of the legal isolation criterion under the provisions of SFAS No. 140.
     Management believes that these fourth quarter changes had a material effect on internal control over financial reporting and remediated the control matters that resulted in said restatement.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2005. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.
     Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     That conclusion was discussed with, and approved by, the Audit Committee of our Board of Directors.
/s/ Frank C. Stipes
Chairman of the Board, Chief Executive Officer and President
/s/ Ricardo Hernández
Chief Financial Officer
April 13, 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
W Holding Company, Inc.
Mayagüez, Puerto Rico
We have audited management’s assessment, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control Over Financial Reporting, that W Holding Company, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated April 13, 2006 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph related to the restatement described in Note 25.
/s/ Deloitte & Touche LLP
San Juan, Puerto Rico
April 13, 2006
Stamp No. 2121714
affixed to original
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information responsive to this Item 10 is incorporated herein by reference to the Company’s proxy statement for its 2006 annual meeting of shareholders.
     The Company has adopted a charter for each of the standing committees and corporate governance guidelines that address make-up and functioning of the Board. The Board has also adopted a code of ethics for the CEO and Senior Financial Officers and code of business conduct and ethics that applies to all of our employees, officers and directors. You can find links to these materials on our website at www.wholding.com. (Information from such site is not incorporated by reference into this report.) You may also obtain free copies of these materials by writing to W Holding Company, Inc., 19 West McKinley Street, Mayagüez, Puerto Rico, 00680, at our principal executive offices.
     On June 21, 2005, the Company filed its Section 303A Annual Written Affirmation form with the New York Stock Exchange.
ITEM 11. EXECUTIVE COMPENSATION
     Information responsive to this Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2006 annual meeting of shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information responsive to this Item 12 is incorporated herein by reference to the Company’s proxy statement for its 2006 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information responsive to this Item 13 is incorporated herein by reference to the Company’s proxy statement for its 2006 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information responsive to this Item 14 is incorporated herein by reference to the Company’s proxy statement for its 2006 annual meeting of shareholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report
(1)	Index to financial statements.
The following financial statements are incorporated by reference from Item 8 hereof:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2005

•	Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2005

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules.

The schedules for the Company and its subsidiaries are omitted because of the absence of conditions under which these are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

NO.	EXHIBIT
3.1	Articles of Incorporation

3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, filed on November 29, 2001.

4.1
Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-76975).

4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on March 30, 2001).

4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on August 1, 2001).

NO.	EXHIBIT
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

10.4
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vázquez (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.5
Employment agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.6
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andrés Morgado (incorporated by reference herein to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.7
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal (incorporated by reference herein to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.8
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Hernández (incorporated by reference herein to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.9
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Domínguez (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.10
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.11
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. José M. Biaggi (incorporated by reference herein to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed on July 15, 2005).

NO.	EXHIBIT
10.12	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Cortina.

10.13	Description of Arrangement for Director Fees

10.14	Executive Officers Compensation Schedule

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
(b) See (a) (3) above for all exhibits filed herewith and the Exhibit Index.
(c) Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
W Holding Company, Inc.

By: /s/ FRANK C. STIPES	Date: April 24, 2006

Frank C. Stipes, Chairman of the
Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANK C. STIPES	Date: April 24, 2006

Frank C. Stipes,
Chairman of the Board,
Chief Executive Officer

/s/ CÉSAR A. RUIZ	Date: April 24, 2006

César A. Ruiz, Director

/s/ PEDRO R. DOMÍNGUEZ	Date: April 24, 2006

Pedro R. Domínguez,
Director

/s/ CORNELIUS TAMBOER	Date: April 24, 2006

Cornelius Tamboer,
Director

/s/ HÉCTOR L. DEL RÍO	Date: April 24, 2006

Héctor L. del Río,
Director

/s/ JUAN C. FRONTERA	Date: April 24, 2006

Juan C. Frontera,
Director

/s/ FREDDY MALDONADO	Date: April 24, 2006

Freddy Maldonado
Director, President and Chief Investment
Officer

/s/ RICARDO HERNÁNDEZ	Date: April 24, 2006

Ricardo Hernández
Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation.

3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, filed on November 29, 2001.

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

10.4
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vázquez (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.5
Employment agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.6
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andrés Morgado (incorporated by reference herein to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.7
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal (incorporated by reference herein to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.8
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Hernández (incorporated by reference herein to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.9
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Domínguez (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.10
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.11
Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. José M. Biaggi (incorporated by reference herein to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed on July 15, 2005).

10.12	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Cortina.

10.13	Description of Arrangement for Director Fees

10.14	Executive Officers Compensation Schedule

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.