Form 10-Q
period 2006-03-31
W HOLDING CO INC
filed 2006-05-10
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
Commission File Number 000-27377
W HOLDING COMPANY, INC.
(Exact name of Registrant as Specified in its Charter)

Commonwealth of Puerto Rico	66-0573197
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 30, 2006, there were 164,235,639 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONTENTS

		Page
PART I FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition as of March 31, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005 (Restated)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2006 and 2005 (Restated)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Restated)	4-5

	Notes to Condensed Consolidated Financial Statements	6-30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-66

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66-70

Item 4.	Controls and Procedures	70

PART II OTHER INFORMATION:

Item 1.	Legal Proceedings	71

Item 6.	Exhibits	71

SIGNATURES		72
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

Part I. Financial Information
Item 1. Financial Statements
W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$81,508	$97,612
Money market instruments:
Federal funds sold and resell agreements	776,415	746,539
Interest-bearing deposits in banks	70,042	57,116
Trading securities, at fair value	1,613	—
Investment securities available for sale, at fair value with an amortized cost of $3,241 in 2006 and $5,156 in 2005	3,231	5,166
Investment securities held to maturity, at amortized cost with a fair value of $7,110,196 in 2006 and $6,851,089 in 2005	7,401,352	7,074,025
Federal Home Loan Bank stock, at cost	42,968	42,798
Residential mortgage loans held for sale, at lower of cost or fair value	1,687	1,539
Loans, net of allowance for loan losses of $96,282 in 2006 and $92,406 in 2005	8,023,162	7,815,623
Accrued interest receivable	102,007	105,882
Foreclosed real estate held for sale, net of allowance of $187 in 2006 and $227 in 2005	4,003	4,137
Premises and equipment, net	118,961	117,623
Deferred income taxes, net	42,395	41,111
Other assets	44,807	42,693

TOTAL	$16,714,151	$16,151,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$288,500	$277,099
Interest-bearing and related accrued interest payable	8,639,353	8,098,510

Total deposits	8,927,853	8,375,609
Repurchase agreements	6,245,713	6,260,029
Advances from Federal Home Loan Bank	162,000	172,000
Mortgage note payable	36,310	36,432
Advances from borrowers for taxes and insurance	6,314	7,867
Accrued expenses and other liabilities	123,571	106,449

Total liabilities	15,501,761	14,958,386

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference — $530,838 in 2006 and $530,926 in 2005); authorized 50,000,000 shares; issued and outstanding 18,156,709 shares in 2006 and 18,160,259 shares in 2005	18,157	18,160
Common stock — $1.00 par value per share; authorized 500,000,000 shares; issued and outstanding 164,235,639 shares in 2006 and 164,098,237 shares in 2005	164,236	164,098
Paid-in capital	706,555	706,122
Retained earnings:
Reserve fund	79,946	76,443
Undivided profits	243,506	228,648
Accumulated other comprehensive (loss) income, net of income tax	(10)	7

Total stockholders’ equity	1,212,390	1,193,478

TOTAL	$16,714,151	$16,151,864

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31,
		(As Restated -
		See Note 13)
	2006	2005
INTEREST INCOME:
Loans, including loan fees	$149,819	$99,664
Investment securities	64,896	60,677
Mortgage-backed securities	7,278	8,773
Money market instruments	8,936	9,196

Total interest income	230,929	178,310

INTEREST EXPENSE:
Deposits	79,478	47,270
Federal funds purchased and repurchase agreements	70,830	50,679
Advances from Federal Home Loan Bank	2,061	1,980

Total interest expense	152,369	99,929

NET INTEREST INCOME	78,560	78,381
PROVISION FOR LOAN LOSSES	7,000	6,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	71,560	72,381

NONINTEREST INCOME:
Service and other charges on loans	2,954	2,326
Service charges on deposit accounts	2,258	1,975
Other fees and commissions	3,452	2,831
Net gain (loss) on derivative instruments	353	(1,564)
Net gain on sales and valuation of loans held for sale, securities and other assets	167	143

Total noninterest income	9,184	5,711

TOTAL NET INTEREST INCOME AND NONINTERST INCOME	80,744	78,092

NONINTEREST EXPENSES:
Salaries and employees’ benefits	13,659	10,682
Equipment	2,648	2,233
Deposits insurance premium and supervisory examination	893	798
Occupancy	1,974	1,747
Advertising	2,798	1,724
Printing, postage, stationery and supplies	981	784
Telephone	523	476
Net gain from operations of foreclosed real estate held for sale	(212)	(80)
Municipal taxes	1,276	1,078
Other	4,871	4,829

Total noninterest expenses	29,411	24,271

INCOME BEFORE PROVISION FOR INCOME TAXES	51,333	53,821

PROVISION FOR INCOME TAXES:
Current	17,223	11,180
Deferred credit	(1,280)	(3,160)

Total provision for income taxes	15,943	8,020

NET INCOME	35,390	45,801
LESS DIVIDENDS TO PREFERRED STOCKHOLDERS	9,229	9,319

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$26,161	$36,482

BASIC EARNINGS PER COMMON SHARE	$0.16	$0.22

DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.21

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
		(As Restated - See
		Note 13)
	2006	2005
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$18,160	$17,794
Issuance of preferred stock	—	401
Conversion of preferred stock	(3)	(16)

Balance at end of period	18,157	18,179

Common stock:
Balance at beginning of period	164,098	163,919
Issuance of common stock upon conversion of preferred stock	13	59
Issuance of common stock upon exercise of stock options	125	35

Balance at end of period	164,236	164,013

Paid-in capital:
Balance at beginning of period	706,122	686,493
Stock options exercised	232	65
Stock options granted to employees	211	116
Issuance of common stock upon conversion of preferred stock	(10)	(43)
Issuance of preferred stock	—	19,069

Balance at end of period	706,555	705,700

Reserve fund:
Balance at beginning of period	76,443	60,260
Transfer from undivided profits	3,503	4,472

Balance at end of period	79,946	64,732

Undivided profits:
Balance at beginning of period	228,648	149,305
Net income	35,390	45,801
Cash dividends on common stock	(7,800)	(7,166)
Cash dividends on preferred stock	(9,229)	(9,319)
Transfer to reserve fund	(3,503)	(4,472)

Balance at end of period	243,506	174,149

Accumulated other comprehensive loss, net of income tax:
Balance at beginning of period	7	(212)
Other comprehensive (loss) income	(17)	7

Balance at end of period	(10)	(205)

Total Stockholders’ Equity	$1,212,390	$1,126,568

Comprehensive Income:
Net income	$35,390	$45,801

Other comprehensive (loss) income:
Unrealized net gains on securities available for sale:
Unrealized gains arising during the period	42	7
Reclassification adjustments for gains included in net income	(62)	—

	(20)	7
Income tax effect	3	—

Other comprehensive (loss) income	(17)	7

Total Comprehensive Income	$35,373	$45,808

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
		(As Restated -
		See Note 13)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,390	$45,801
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	7,000	6,000
Gains on foreclosed real estate held for sale	(40)	(12)
Deferred income tax	(1,280)	(3,160)
Depreciation and amortization on:
Premises and equipment	2,020	1,685
Mortgage servicing rights	85	119
Stock-based compensation expense	211	116
Amortization of premium (discount), net on:
Investment securities available for sale	2	25
Investment securities held to maturity	(4,045)	(452)
Mortgage-backed securities held to maturity	64	66
Loans	280	302
Amortization of discount on deposits	1,133	989
Amortization of net deferred loan origination fees	(3,609)	(4,772)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(62)	—
Mortgage loans held for sale	(48)	(71)
Derivative instruments	(868)	3,871
Foreclosed real estate held for sale	(165)	(97)
Capitalization of servicing rights	(77)	(66)
Originations of mortgage loans held for sale	(4,637)	(4,576)
Proceeds from sales of mortgage loans held for sale	1,827	4,778
Decrease (increase) in:
Trading securities	1,132	532
Accrued interest receivable	3,875	(1,783)
Other assets	(2,082)	(860)
Increase in:
Accrued interest on deposits and borrowings	6,090	8,090
Other liabilities	16,373	10,069

Net cash provided by operating activities	58,569	66,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(12,926)	(11,435)
Net decrease (increase) in federal funds sold and resell agreements	(29,876)	62,992
Investment securities available for sale:
Maturities, prepayments and calls	189	2,802
Proceeds from sales	1,786	—
Investment securities held to maturity:
Maturities, prepayments and calls	13,355,000	1,012,210
Purchases	(13,687,457)	(1,018,897)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	10,300	30,306
Purchases	—	(49,897)
Loan originations, net of principal collections	(212,843)	(696,231)
Purchases of derivative options	(109)	(254)
Proceeds from sales of foreclosed real estate held for sale	782	296
Additions to premises and equipment	(3,750)	(1,844)
Purchases of Federal Home Loan Bank stock	(685)	—

Redemptions of Federal Home Loan Bank stock	515	5,722

Net cash used in investing activities	(579,074)	(664,230)

Forward	$(520,505)	$(597,636)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
		(As Restated -
		See Note 13)
	2006	2005

Forward	$(520,505)	$(597,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	547,062	829,770
Net increase (decrease) in federal funds purchased and repurchase agreements	651,184	(535,062)
Repurchase agreements with original maturities over three months:
Proceeds	—	1,960,812
Payments	(665,500)	(1,633,105)
Net decrease in advances from Federal Home Loan Bank	(10,000)	—
Advances from Federal Home Loan Bank with original maturities over three months:
Proceeds	—	60,000
Payments	—	(64,000)
Payments of mortgage note payable	(122)	(114)
Net decrease in advances from borrowers for taxes and insurance	(1,553)	(1,288)
Dividends paid	(17,027)	(15,649)
Issuance of preferred stock	—	19,276
Proceeds from stock options exercised	357	100

Net cash provided by financing activities	504,401	620,740

NET CHANGE IN CASH AND DUE FROM BANKS	(16,104)	23,104

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	97,612	77,752

CASH AND DUE FROM BANKS, END OF PERIOD	$81,508	$100,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$141,224	$86,712
Income taxes	—	—
Noncash activities:
Accrued dividends payable	4,138	4,137
Net change in other comprehensive (loss) income	(17)	7
Mortgage loans securitized and transferred to:
Trading securities	2,745	539
Mortgage-backed securities held to maturity	1,189	—
Transfers from loans to foreclosed real estate held for sale	1,073	325
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	629	100
Unpaid additions to premises and equipment	936	84
Transfer from undivided profits to reserve fund	3,503	4,752
Effect of derivative transactions:
Decrease in other assets	(247)	(5,754)
Decrease in deposits	4,624	1,120
Increase in other liabilities	(4,730)	(7,481)
Conversion of preferred stock into common stock:
Common stock	13	59
Paid in capital	(10)	(43)
Preferred stock	(3)	(16)
(Concluded)
See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at March 31, 2006 and December 31, 2005, and for the three month periods ended March 31, 2006 and 2005, were not significant.
In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
Westernbank operates through 55 full service branch offices located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 7 in the Northeastern region, 13 in the San Juan metropolitan area, and 2 in the Eastern region, and a website on the Internet. Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates through five other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000, through 20 full-service branches and Westernbank International Trade Services, a division created in 2006, which specializes in international trade products and services.
Westernbank World Plaza, Inc. (“WWPI”), a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank World Plaza serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and headquarters for the Westernbank Business Credit, Expresso of Westernbank and Westernbank International Trade Services divisions. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at March 31, 2006 and December 31, 2005, and for the three month periods ended March 31, 2006 and 2005, were not significant.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of March 31, 2006 and December 31, 2005, and the results of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the three months ended March 31, 2006 and 2005. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2005, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations and cash flows for the three months ended March 31, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements:
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. EITF 03-01-1, Effective Date of Paragraphs 10-20 of EITF 03-01. This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The adoption of this FSP on January 1, 2006 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. This Statement is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. SFAS No. 123 (R) applies to all awards granted after this effective date and to awards modified, repurchased, or cancelled after that date. The adoption of SFAS No. 123(R) on January 1, 2006 did not have a material effect on the Company’s consolidated financial position or results of operations since the Company only has employee stock options and it adopted, on January 1, 2003, the fair value method under the modified prospective application allowed by the provisions of SFAS No. 148.
In March 2005, the FASB issued FASB interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any effect on the Company’s consolidated financial position or results of operations.
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
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 140 and SFAS No. 133. SFAS No. 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by instrument basis and is irreversible. The Statement is effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The effect of implementing this statement on the Company’s consolidated financial position or results of operations has not been determined.
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
Basic and diluted earnings per common share were computed as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Amounts in thousands,
	except per share data)
Basic and diluted earnings per common share:
Net income	$35,390	$45,801
Less preferred stock dividends	9,229	9,319

Income available to common stockholders — basic	26,161	36,482
Plus convertible preferred stock dividends	216	232

Income available to common stockholders — diluted	$26,377	$36,714

Weighted average number of common shares outstanding during the period	164,144	163,942

Dilutive potential common shares — stock options	4,348	5,315
Assumed conversion of preferred stock	1,684	1,761

Total	170,176	171,018

Basic earnings per common share	$0.16	$0.22

Diluted earnings per common share	$0.15	$0.21

On January 31, 2006, the Board of Directors granted 30,000 stock options to two officers pursuant to the shareholders approved 1999 Qualified Option Plan at an exercise price of $10.00. The market price of the stock was $8.61 at January 31, 2006.
On February 2, 2006, one of the Company’s executive officers exercised 125,000 options under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85.

3. DIVIDENDS DECLARED PER COMMON SHARE
The Company’s Board of Directors has adopted an ongoing policy that provides for the distribution of dividends to common shareholders on the basis of a percentage of the average earnings for the last two preceding years. The same are paid monthly on the 15th day of each month for stockholders of record as of the last day of the preceding month.
The Company’s cash dividends per share declared for the three months ended March 31, 2006 and 2005 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)
2006
January 31, 2006	February 15, 2006	$0.01583
February 28, 2006	March 15, 2006	0.01583
March 31, 2006	April 17, 2006	0.01583

Total		$0.04749

2005
January 31, 2005	February 15, 2005	$0.01198
February 28, 2005	March 15, 2005	0.01583
March 31, 2005	April 15, 2005	0.01583

Total		$0.04364

(1)	Dividend amounts in the table are rounded.

4. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2006	(In thousands)

Trading securities:
Government National Mortgage Association (GNMA) certificates	$1,613	$—	$—	$1,613

Available for sale:
Equity securities — common stock	$3,241	$7	$17	$3,231

Held to maturity:
U.S. Government and agencies obligations	$6,650,817	$145	$212,371	$6,438,591
Puerto Rico Government and agencies obligations	31,825	63	712	31,176
Corporate notes	26,430	1,070	—	27,500

Subtotal	6,709,072	1,278	213,083	6,497,267

Mortgage-backed securities:
GNMA certificates	7,840	178	2	8,016
Federal Home Loan Mortgage Corporation (FHLMC) certificates	3,748	95	2	3,841
Federal National Mortgage Association (FNMA) certificates	3,914	91	28	3,977
CMO’s issued or guaranteed by FHLMC	600,678	44	74,556	526,166
CMO’s issued or guaranteed by FNMA	76,100	—	5,171	70,929

Subtotal	692,280	408	79,759	612,929

Total	$7,401,352	$1,686	$292,842	$7,110,196

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005	(In thousands)

Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by FNMA	$191	$—	$6	$185
Equity securities — common stock	4,965	26	10	4,981

Total	$5,156	$26	$16	$5,166

Held to maturity:
U.S. Government and agencies obligations	$6,314,316	$55	$162,804	$6,151,567
Puerto Rico Government and agencies obligations	31,824	132	541	31,415
Corporate notes	26,429	1,276	—	27,705

Subtotal	6,372,569	1,463	163,345	6,210,687

Mortgage-backed securities:
GNMA certificates	8,082	187	4	8,265
FHLMC certificates	4,180	128	—	4,308
FNMA certificates	2,828	113	—	2,941
CMO’s issued or guaranteed by FHLMC	607,659	38	58,080	549,617
CMO’s issued or guaranteed by FNMA	78,707	—	3,436	75,271

Subtotal	701,456	466	61,520	640,402

Total	$7,074,025	$1,929	$224,865	$6,851,089

The amortized cost and fair value of investment securities held to maturity at March 31, 2006, by contractual maturity (excluding mortgage-backed securities) are shown below:

	Amortized	Fair
	Cost	Value
	(In thousands)
Due within one year	$624,328	$624,528
Due after one year through five years	5,841,392	5,638,188
Due after five years through ten years	221,922	212,088
Due after ten years	21,430	22,463

Subtotal	6,709,072	6,497,267

Mortgage-backed securities	692,280	612,929

Total	$7,401,352	$7,110,196

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
The Company’s investment portfolio as of March 31, 2006 and December 31, 2005, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of March 31, 2006 and December 31, 2005. In addition, the Company does not have investments in residual tranches or any other securities involving high risk characteristics.
At March 31, 2006 and December 31, 2005, the significant unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. Investment securities with prepayment provisions did not have significant unamortized premiums at March 31, 2006 and December 31, 2005. The unrealized gross losses of the investment securities available for sale and held to maturity amounted to $292.9 million and $224.9 million at March 31, 2006 and December 31, 2005, respectively, an increase of $68.0 million during the first quarter of 2006. This increase was consistent with a rising trend in treasury yields. As of March 31, 2006, the 2 and 5 year Treasury Notes were both yielding 4.81%, while at December 31, 2005, they were yielding 4.33% and 4.30%. These increases of 48 and 51 basis points, respectively, resulted in a significant change in the valuation of the Company’s portfolio with similar maturities. At March 31, 2006, the Company has investment securities amounting to $23.1 million in Puerto Rico Government and agencies held to maturity with an unrealized loss of $678,000, which have been placed on credit watch list by rating agencies. These securities remain investment rated at March 31, 2006 (see Note 14). As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at March 31, 2006 and December 31, 2005.
Proceeds from sales of investment securities available for sale and their gross realized gains for the three months ended March 31, 2006 amounted to $1,786,000 and $62,000, respectively. No sales of investment securities available for sale occurred during the three month period ended March 31, 2005.

5. LOANS
The loans portfolio consisted of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
LOANS SECURED BY MORTGAGES ON:
Commercial real estate	$4,327,485	$4,270,856
Residential real estate, mainly one-to-four family residences	1,247,430	1,299,558
Construction and land acquisition	599,782	516,552

Total	6,174,697	6,086,966

Plus (less):
Undisbursed portion of loans in process	(3,738)	(4,043)
Premium on loans purchased	471	503
Deferred loan fees — net	(18,471)	(18,872)

Total	(21,738)	(22,412)

Real estate loans — net	6,152,959	6,064,554

OTHER LOANS:
Commercial loans	1,146,756	1,022,030
Consumer loans:
Loans on deposits	31,072	30,738
Credit cards	48,827	49,352
Installment	747,794	749,905
Plus (less):
Premium on loans purchased	157	393
Deferred loan fees — net	(8,121)	(8,943)

Other loans — net	1,966,485	1,843,475

TOTAL LOANS	8,119,444	7,908,029

ALLOWANCE FOR LOAN LOSSES	(96,282)	(92,406)

LOANS — NET	$8,023,162	$7,815,623

At March 31, 2006 and December 31, 2005, residential real estate included $1.08 billion and $1.14 billion, respectively, of fixed and floating interest rate loans to two mortgage originators in Puerto Rico, mainly secured by mortgages on one-to-four family residential properties.

Westernbank has a significant lending concentration of $995.7 million in one mortgage originator in Puerto Rico at March 31, 2006. Westernbank has outstanding $82.7 million with another mortgage originator in Puerto Rico for a total outstanding loans from mortgage originators amounting to $1.08 billion at March 31, 2006. These commercial loans are secured by 13,918 individual mortgage loans on residential and commercial real estate with an average principal balance of $77,500 each. The mortgage originators have always paid the commercial loans in accordance with their terms and conditions. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loan secured by real estate mortgages in its loan portfolio until it is paid in full.
Foreign loans, mainly in Canada and in the United Kingdom, amounted to $69,339,000 and $64,113,000 at March 31, 2006 and December 31, 2005, respectively.
The total investment in impaired commercial and construction loans at March 31, 2006 and December 31, 2005, was $59,868,000 and $81,611,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at March 31, 2006 and December 31, 2005. Impaired commercial and construction loans amounting to $29,526,000 and $32,542,000 at March 31, 2006 and December 31, 2005, respectively, were covered by a valuation allowance of $12,595,000 and $14,185,000, respectively. Impaired commercial and construction loans amounting to $30,342,000 at March 31, 2006, and $49,069,000 at December 31, 2005, did not require a valuation allowance. The average investment in impaired commercial and construction loans for the three-month periods ended March 31, 2006 and 2005, amounted to $70,753,000 and $54,157,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the three-month periods ended March 31, 2006 and 2005, amounted to $731,000 and $743,000, respectively.
6. PLEDGED ASSETS
At March 31, 2006, residential and commercial mortgage loans ($519,440,000), investment securities held to maturity and available for sale ($6,291,327,000) and money market instruments ($9,513,000) were pledged to secure public funds, individual retirement accounts, repurchase agreements, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, interest rate swap agreements, and to comply with the requirements of the Puerto Rico Treasury Department for Westernbank International Division. Pledged investment securities amounting to $6,195,240,000 at March 31, 2006, can be repledged.

7. DEPOSITS
Deposits consisted of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Noninterest bearing accounts	$288,500	$277,099
Passbook accounts	779,231	774,727
NOW accounts	260,413	288,703
Super NOW accounts	30,836	30,487
Money market accounts	127	126
Certificates of deposit	7,487,747	6,933,275

Total	8,846,854	8,304,417
Accrued interest payable	80,999	71,192

Total	$8,927,853	$8,375,609

The weighted average interest rate of all deposits at March 31, 2006 and December 31, 2005 was approximately 3.93% and 3.60%, respectively.
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

Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the three months ended March 31, 2006 and 2005, the provisions of the Act did not have any effect on the Company’s financial position or results of operations.
On August 1, 2005, the Governor of Puerto Rico signed Law No. 41 which imposes a transitory additional tax of 2.5% over net taxable income. This transitory additional tax will be in effect for taxable years 2005 and 2006 and had a retroactive effect to January 1, 2005. Accordingly, the Company recorded an additional current income tax provision of $944,000 during the quarter ended March 31, 2006.
A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months
	2006		2005
		% of Pre-		% of Pre-
		tax		tax
	Amount	Income	Amount	Income
	(Dollars in thousands)
Computed at Puerto Rico statutory rate	$21,303	41.5%	$20,990	39.0%
Effect on provision of:
Exempt interest income, net	(5,828)	(11.3)	(11,843)	(22.0)
Net nondeductible expenses	75	0.1	56	0.1
Other	393	0.8	(1,183)	(2.2)

Provision for income taxes as reported	$15,943	31.1%	$8,020	14.9%

Deferred income tax assets, net, as of March 31, 2006 and December 31, 2005, consisted of the following:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$36,394	$34,910
Capital losses on sale of investment securities, expire in 2008	3,732	3,767
Net operating loss carryforwards, expire through 2009	552	583
Unrealized loss in valuation of derivative instruments	5,297	5,461
Other	129	207

Total deferred tax assets	46,104	44,928
Less valuation allowance	3,517	3,521

Subtotal	42,587	41,407

Less other deferred tax liabilities	192	296

Deferred income tax assets, net	$42,395	$41,111

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
The contract amount of financial instruments, whose amounts represent credit risk at March 31, 2006 and December 31, 2005, was as follows:

	2006	2005
	(In thousands)
Commitments to extend credit:
Fixed rates	$10,246	$10,802
Variable rates	648,389	620,193
Unused lines of credit:
Commercial	213,679	197,792
Credit cards and other	136,690	137,078
Commercial letters of credit	25,511	23,822

Total	$1,034,515	$989,687

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The Company utilizes interest rate swaps (“CD Swaps”) to convert a portion of its fixed-rate brokered certificates of deposit (“CDs”) (liabilities) or firm commitments to originate fixed-rate brokered CDs to a variable rate. The purpose of entering into these CD swaps is to hedge the risk of changes in the fair value of certain brokered CDs or firm commitments to originate brokered CDs attributable to changes in the LIBOR rate (interest rate risk). The hedged brokered CDs are typically structured with terms of 3 to 20 years with a call option on the Company’s part, but no surrender option for the CD holder, other than for death or disability. The extended term of the brokered CDs minimize liquidity risk while the option to call the CDs after 1 year provides the Company with funding flexibility.
On January 3, 2006, the Company re-designated most of its CD Swaps relating to certain CDs utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the CDs) and the interest rate swaps are recorded through earnings. At March 31, 2006, the notional amount of these CD Swaps and the balance of the hedged CDs amounted to $536,099,000.
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

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of March 31, 2006 and December 31, 2005, was as follows:

	Notional Amount
	2006	2005
	(In thousands)
Fair value hedge:
CD swaps	$536,099	$—

Derivatives not designated as hedge:
CD swaps	$27,032	$602,187
Interest rate swaps (unmatched portion)	16,144	14,013
Interest rate swaps used to manage exposure to the stock market	34,630	36,329
Embedded options on stock indexed deposits	126,898	128,075
Purchased options used to manage exposure to the stock market on stock indexed deposits	95,426	94,681

Total	$300,130	$875,285

At March 31, 2006, the change in the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $6.8 million, which was recorded as “Accrued expenses and other liabilities” and the change in the fair value of the hedged deposits represented an unrealized gain of $7.8 million and was recorded as a decrease to “Deposits” in the accompanying consolidated statement of financial condition.
At March 31, 2006, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $19.9 million and was recorded as part of “Other assets” of $9.8 million, as part of “Deposits” of $19.8 million and as part of “Accrued expenses and other liabilities” of $9.9 million in the accompanying consolidated statement of financial condition.
At December 31, 2005, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $20.0 million and was recorded as part of “Other assets” of $10.0 million, as part of “Deposits” of $17.7 million and as part of “Accrued expenses and other liabilities” of $12.3 million, in the accompanying 2005 consolidated statement of financial condition.

A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at March 31, 2006 and December 31, 2005, follows:

	2006	2005
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$579,275	$616,200
Weighted average receive rate at period end	4.87%	4.73%
Weighted average pay rate at period end	4.75%	4.32%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .40% to plus .25%	100%	100%
The changes in notional amount of swaps outstanding during the three months ended March 31, 2006 follows:

(In thousands)
Balance at December 31, 2005	$652,529
New swaps	—
Called and matured swaps	(38,624)

Balance at March 31, 2006	$613,905

At March 31, 2006, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options
	(In thousands)
2006	$34,630	$35,010	$1,623
2007	7,500	26,291	27,149
2008	—	20,998	21,571
2009	30,500	27,437	27,868
2010	15,000	16,424	16,469
Thereafter	526,275	738	746

Total	$613,905	$126,898	$95,426

Swap agreements amounting to $546,275,000 at March 31, 2006, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on hedged certificates of deposit). During the three months ended March 31, 2006, various counterparties of swap agreements exercised their option to cancel their swaps and the Company immediately exercised its option to call the hedged certificates of deposit. No gains or losses resulted from above cancellations.

At March 31, 2006, the carrying value of the specific collateral held by the counterparties consisted of money market instruments and investment securities of $8,648,000 and $23,225,000, respectively.
11. STOCK OPTION PLANS
The Company has two shareholders’ approved stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 14,747,670 shares (as adjusted for the stock splits and stock dividends) of common stock can be granted. Also, options for up to 14,747,670 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The options become fully exercisable after five years following the grant date and the maximum contractual term of the options is ten years. The Company’s policy is to issue new shares when share options are exercised. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. No options have been granted under the 1999 Nonqualified Option Plan.
The Company has six exercise prices for options granted, all of them granted at six different dates under the 1999 Qualified Option Plan. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at March 31, 2006:

			Weighted
			Average
	Number of	Number of	Remaining
	Options	Options	Contract
Exercise Prices	Outstanding	Exercisable	Life (Years)
$2.85 (1)	6,450,400	6,450,400	3.87
$3.35 (1)	193,124	154,499	5.13
$6.77 (1)	286,761	172,056	6.31
$9.00	30,000	—	9.70
$10.00	30,000	—	9.84
$10.71	760,000	—	9.30

Total	7,750,285	6,776,955	4.57

(1)	Adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005, the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003, and the three-for-two stock split declared in June 2002 and distributed on July 10, 2002.

Stock-based employee compensation expense for the three month periods ended March 31, 2006 and 2005 was $211,000 and $116,000, respectively. This compensation expense is non deductible for income tax purposes. At March 31, 2006, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1999 Qualified Option Plan.
On February 7, 2006, one of the Company’s executive officers exercised 125,000 options under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85 per share.
The Company granted 30,000 stock options under the 1999 Qualified Option Plan during the three months ended March 31, 2006. No stock options were granted during the three months ended March 31, 2005. The fair value of the stock options granted in year 2006 was $3.06 per stock option. The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (1) the dividend yield was 2.13%; (2) the expected life was 7 years based on historical experience; (3) the expected volatility was 38% and was obtained from published external information; and, (4) the risk-free interest rate was 4.47%. The exercise price of the stock options and the market price of the stock at the grant date were $10.00 and $8.61, respectively.
12. SEGMENT INFORMATION
The Company’s management monitors and manages the financial performance of two reportable business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly owned subsidiaries.
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

Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005, substantially all of Westernbank International’s business activities consisted of investments in securities and money market instruments of and loans to entities principally located in the United States of America. Investment securities amounted to $1.98 billion and $1.99 billion at March 31, 2006 and December 31, 2005, respectively. These securities principally consisted of investment in U.S. Government agencies, FHLMC and FNMA. There are no investments in residual tranches or any other securities involving high risk characteristics. At March 31, 2006 and December 31, 2005, management concluded that there was no other-than-temporary impairment on its investment securities portfolio (see Note 4). Money market instruments amounted to $568.6 million and $583.3 million at March 31, 2006 and December 31, 2005, respectively. Money market instruments include interest-bearing deposits in banks, which mature the next business day, and resell agreements.
For the resell agreements, the Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest. Loans receivable-net at March 31, 2006 and December 31, 2005 amounted to $338,461,000 and $265,691,000, respectively, and include foreign loans mainly in Canada and in the United Kingdom, amounting to $69,339,000 and $64,113,000 at March 31, 2006 and December 31, 2005, respectively.
Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.

	As of and for the Three Months Ended
	March 31, 2006
			Total Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$19,404	$—	$19,404	$—	$—	$19,404
Commercial loans	80,575	6,262	86,837	—	—	86,837
Asset-based loans	—	—	—	22,950	—	22,950
Mortgage loans	20,628	—	20,628	—	—	20,628
Treasury and investment activities	54,140	26,199	80,339	1,442	(671)	81,110

Total interest income	174,747	32,461	207,208	24,392	(671)	230,929
Interest expense	116,493	24,368	140,861	12,179	(671)	152,369

Net interest income	58,254	8,093	66,347	12,213	—	78,560

Provision for loan losses	(3,494)	(2,064)	(5,558)	(1,442)	—	(7,000)

Noninterest income, net:
Service and other charges on loans	2,079	103	2,182	—	—	2,182
Service charges on deposit accounts	2,258	—	2,258	—	—	2,258
Other fees and commissions	2,555	46	2,601	212	(59)	2,754
Trust account fees	—	—	—	360	(26)	334
Insurance commission fees	—	—	—	369	(5)	364
Asset-based lending related fees	—	—	—	772	—	772
Net gain on derivative instruments	353	—	353	—	—	353
Net gain on sales and valuation of loans, securities and other assets	105	—	105	62	—	167

Total noninterest income	7,350	149	7,499	1,775	(90)	9,184

Equity in income of subsidiaries	104	—	104	35,204	(35,308)	—

Total net interest income and noninterest income	$62,214	$6,178	$68,392	$47,750	$(35,398)	$80,744

Total assets	$14,313,421	$2,909,965	$17,223,386	$1,815,641	$(2,324,876)	$16,714,151

	As of December 31, 2005 and for the
	Three Months Ended March 31, 2005
			Total Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$19,185	$—	$19,185	$—	$—	$19,185
Commercial loans	50,386	2,157	52,543	—	—	52,543
Asset-based loans	—	—	—	14,835	—	14,835
Mortgage loans	13,101	—	13,101	—	—	13,101
Treasury and investment activities	50,044	27,862	77,906	1,292	(552)	78,646

Total interest income	132,716	30,019	162,735	16,127	(552)	178,310
Interest expense	76,784	18,666	95,450	5,031	(552)	99,929

Net interest income	55,932	11,353	67,285	11,096	—	78,381

Provision for loan losses	(4,294)	—	(4,294)	(1,706)	—	(6,000)

Noninterest income, net:
Service and other charges on loans	1,856	40	1,896	—	—	1,896
Service charges on deposit accounts	1,975	—	1,975	—	—	1,975
Other fees and commissions	1,984	8	1,992	57	(57)	1,992
Trust account fees	—	—	—	289	—	289
Insurance commission fees	—	—	—	418	(1)	417
Asset-based lending related fees	—	—	—	563	—	563
Net loss on derivative instruments	(1,564)	—	(1,564)	—	—	(1,564)
Net gain on sales and valuation of loans, securities and other assets	143	—	143	—	—	143

Total noninterest income	4,394	48	4,442	1,327	(58)	5,711

Equity in income of subsidiaries	129	—	129	47,710	(47,839)	—

Total net interest income and noninterest income	$56,161	$11,401	$67,562	$58,427	$(47,897)	$78,092

Total assets	$13,797,874	$2,870,864	$16,668,738	$1,770,472	$(2,287,346)	$16,151,864

13. RESTATEMENT
Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2005, the Company’s management determined that the accounting treatment related to certain interest rate swap agreements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the accounting treatment of certain mortgage-related transactions previously treated as purchases under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, did not conform to generally accepted accounting principles, as discussed below. As a result, the accompanying condensed consolidated financial statements for the three months ended March 31, 2005 have been restated from the amounts previously reported to correct the accounting for these transactions.
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
As a result: (1) such mortgage-related transactions are now presented as commercial loans secured by real estate mortgages instead of loan purchases; (2) the associated balance guarantee swap derivative was reversed resulting in a decrease in loans receivable-net and other liabilities; (3) the cash flows associated with these transactions are presented as loan originations instead of loan purchases in the statement of cash flows; and (4) for regulatory capital requirement purposes the risk weighting factor on the outstanding balance of such loans increased from 50% to 100%. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain a significant commercial loan secured by real estate mortgages in its loan portfolio until it is paid in full.
A summary of the significant effects of the restatement is as follows:
CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2005
	As Previously
	Reported	As Restated
	(Dollars in thousands except per
	share data)
INTEREST EXPENSE:
Deposits	$44,204	$47,270
Total interest expense	96,863	99,929
NET INTEREST INCOME	81,447	78,381
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	75,447	72,381
NONINTEREST INCOME:
Net loss on derivative instruments	(40)	(1,564)
Total noninterest income	7,235	5,711
TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	82,682	78,092
INCOME BEFORE PROVISION FOR INCOME TAXES	58,411	53,821
PROVISION FOR INCOME TAXES:
Deferred credit	(1,370)	(3,160)
Total provision for income taxes	9,810	8,020
NET INCOME	48,601	45,801
INCOME AVAILABLE TO COMMON STOCKHOLDERS	39,282	36,482
BASIC EARNINGS PER COMMON SHARE	0.24	0.22
DILUTED EARNINGS PER COMMON SHARE	0.23	0.21
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31, 2005
	As Previously
	Reported	As Restated
	(In thousands)
Changes in Stockholders’ Equity:
Reserve fund:
Balance at beginning of period	$60,672	$60,260
Transfer from undivided profits	4,752	4,472
Balance at end of period	65,424	64,732
Undivided profits:
Balance at beginning of period	153,013	149,305
Net income	48,601	45,801
Transfer to reserve fund	(4,752)	(4,472)
Balance at end of period	180,377	174,149

Total Stockholders’ Equity	1,133,488	1,126,568

Comprehensive Income:
Net income	48,601	45,801
Total Comprehensive Income	48,608	45,808
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2005
	As Previously
	Reported	As Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,601	$45,801
Deferred income tax credit	(1,370)	(3,160)
Net (gain) loss on sale and in valuation of derivative instruments	(410)	3,871
Increase in other assets	(1,169)	(860)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans:
Purchases	(400,304)	—
Loans originations, net of principal collections	(295,927)	(696,231)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash activities:
Effect of derivative transactions:
Decrease in other assets	(2,878)	(5,754)
Decrease in deposits	6,474	1,120
Increase (decrease) in other liabilities	810	(7,481)
14. SUBSEQUENT EVENTS
On May 1, 2006, one of the Company’s executive officers and one employee exercised 175,568 and 66,716 options, respectively, under the Company’s 1999 Qualified Option Plan (see Note 11) at an exercise price of $2.85.
Due to a budget impasse, the Commonwealth of Puerto Rico (the “Commonwealth”) closed all public agencies on May 1, 2006, except those related to safety, health and other essential services. On May 8, 2006, Moody’s Investors Service downgraded the Commonwealth’s general obligation bond rating to Baa3 from Baa2, and kept the rating on Watchlist for possible further downgrade. In addition to the Commonwealth’s general obligation bonds, the downgrade affects certain Commonwealth-guaranteed bonds, Commonwealth’s appropriation bonds, and government bond programs directly or indirectly linked to the general creditworthiness of the Commonwealth. All have been downgraded by one notch. The Commonwealth’s appropriation bonds, and some of the subordinated revenue bonds of the Highway and Transportation Authority, are now rated just below investment grade at Ba1. At March 31, 2006, the Company had investment securities amounting to $21.6 million in Puerto Rico Government and agencies held to maturity with aggregate unrealized gross losses of $374,000 that are now one notch below investment grade.

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
GENERAL
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at March 31, 2006 and December 31, 2005, and for the three month periods ended March 31, 2006 and 2005, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
At March 31, 2006, the Company had total assets of $16.71 billion, a loan portfolio-net of $8.02 billion, an investment portfolio, excluding short-term money market instruments, of $7.41 billion, deposits of $8.93 billion, borrowings of $6.44 billion and stockholders’ equity of $1.21 billion. The Company efficiency ratio for the first quarter of 2006 was 33.72%.
Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at March 31, 2006. Westernbank operates through a network of 55 bank branches (including 20 Expresso of Westernbank branches) located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 13 in the San Juan metropolitan area, 7 in the Northeastern region, and 2 in the Eastern region, and a website on the Internet. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates five other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 and its newest division, Westernbank International Trade Services, established during the first quarter of year 2006, a division which specializes in international trade products and services. Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at March 31, 2006 and December 31, 2005, and for the three month periods ended March 31, 2006 and 2005, were not significant.
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

The Company continues to emphasize growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending, as well as its consumer loan portfolio. As a result, the Company has shifted its asset composition from primarily traditional long-term fixed-rate residential mortgage loans to assets with shorter maturities and greater repricing flexibility. At March 31, 2006, commercial real estate, commercial, industrial and agricultural, and construction loans were $6.05 billion or 75.34% (of which 81.17% are collateralized by real estate) and consumer loans were $828.0 million or 10.32% (of which 66.65% are collateralized by real estate) of the $8.02 billion loan portfolio-net. Investment securities, excluding money market instruments of $846.5 million, totaled $7.41 billion at March 31, 2006. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of March 31, 2006.
The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. We have opened 13 branches in the San Juan metropolitan area since 1998, including seven Expresso of Westernbank branches in July 2002. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza; a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for Westernbank Business Credit, the Expresso of Westernbank and Westernbank International Trade Services divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage. On March 16, 2005, the Company opened its first mega branch in the eastern region of Puerto Rico, in the town of Humacao and on December 28, 2005, it opened its mega branch in the Condado area in the city of San Juan.
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
The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of Westernbank’s division known as Westernbank International. Other operations of the Company, not reportable in either segment, include Westernbank Business Credit Division; Westernbank Trust Division; Westernbank International Trade Services Division; SRG Net, Inc.; Westernbank Insurance Corp.; Westernbank World Plaza, Inc.; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly owned subsidiaries.

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
Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. At March 31, 2006 and December 31, 2005, and for the three month periods ended March 31, 2006 and 2005, substantially all of Westernbank International’s business activities consisted of investments in securities of and loans to entities located in the United States of America. At March 31, 2006, Westernbank International had $338.5 million in loans receivable-net of which $69.3 million were foreign loans.
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
The following Management’s Discussion and Analysis gives effect to the restatement of the condensed consolidated financial statements for the three months ended March 31, 2005, as discussed in Note 13 to the condensed consolidated financial statements included in Item I.
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

The main objective of the Company’s Asset and Liability Management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. As further discussed in Item 3: “Quantitative and Qualitative Disclosures About Market Risk”, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities. Therefore, management has followed a conservative practice inclined towards the preservation of capital with adequate returns. The Company’s Investment Committee, which includes the entire Board of Directors and members of the Company’s senior management, is responsible for the asset-liability management oversight. The Investment Department is responsible for implementing the policies established by the Investment Committee.
The policies established and practices followed are intended to retain depositors’ confidence, obtain a favorable match between the maturity of interest-earning assets and interest-bearing liabilities, and enhance the stockholders’ investment in the Company.
At March 31, 2006 driven by significant increases in W Holding’s investment and loan portfolios, total assets ended at $16.71 billion. Total assets grew $562.3 million or 3.48%, from $16.15 billion at December 31, 2005, principally driven by the growth of $327.0 million or 4.62% in the investment securities portfolio, mainly short-term tax-exempt US Government Agencies discount notes and $207.5 million or 2.66% in the Company’s loan portfolio-net. Loans receivable-net, increased from $7.82 billion at December 31, 2005, to $8.02 billion at March 31, 2006, as a result of the Company’s continued strategy of growing its loan portfolio through commercial real estate collateralized, construction and land acquisition, asset-based and other industrial and agricultural commercial loans. The Company has continued to shift and reposition its balance sheet by placing emphasis on growing its floating rate loans, so as to lessen the impact of margin compression, while remaining on the sideline on the investment side until investment opportunities arise. At March 31, 2006, short-term money market instruments increased by $42.8 million or 5.33%, from $803.7 million at December 31, 2005, to $846.5 million at March 31, 2006.
Loans receivable-net, grew $207.5 million or 2.66%, to $8.02 billion at March 31, 2006, compared to $7.82 billion at December 31, 2005. This increase reflects the Company’s emphasis on continued growth in its variable rate loan portfolio mainly through commercial real estate collateralized and commercial, industrial and agricultural (“Commercial and C&I”) loans. As a result, commercial real estate — mortgage loan portfolio increased from $4.26 billion as of December 31, 2005, to $4.31 billion as of March 31, 2006, an increase of $57.2 million or 1.34%. Commercial, industrial and agricultural loan portfolio, increased from $1.01 billion at December 31, 2005, to $1.14 billion at March 31, 2006, up by $125.4 million or 12.37%.
Stockholders’ equity increased by $18.9 million or 1.58%, to $1.21 billion as of March 31, 2006, compared to December 31, 2005. Such increase resulted principally from the combination of the net income of $35.4 million generated during the first quarter ended March 31, 2006, partially offset by dividends paid during the same quarter of $7.8 million and $9.2 million on the Company’s common and preferred shares, respectively.
The Company has continued to manage its interest rate risk and operating expenses. The efficiency ratio for the three month period ended March 31, 2006 was 33.72%.

Net income for the three months ended March 31, 2006, decreased to $35.4 million or $0.16 earnings per basic common share ($0.15 on a diluted basis), down $10.4 million or 22.73%, when compared to $45.8 million or $0.22 earnings per basic common share ($0.21 on a diluted basis) for the same period in 2005. Net income for the first quarter of year 2006, was impacted by a relatively flat net interest income due to margin pressures as a result of a flat-to-inverted yield curve, a $1.0 million increase in the provision for loan losses, a $3.5 million increase in noninterest income mainly due to increases of $1.5 million on service and other charges on loans, deposits and other fees and commissions and a positive variance of $1.9 million on net gain (loss) on derivative instruments, a $5.1 million increase in noninterest expenses and a $7.9 million increase in the provision for income taxes. In the first quarter of 2005, the Company recorded a charge of $4.6 million ($2.8 million, net of taxes), mainly as a result of the change in the fair value during the period of certain interest rate swaps on a portion of the Company’s brokered deposits.
Net income available to common stockholders for the three month period ended March 31, 2006, decreased to $26.2 million, down $10.3 million or 28.29%, when compared to $36.5 million for the same period in 2005.
The return on assets (ROA) and the return on common stockholders’ equity (ROCE) for the quarter ended March 31, 2006, were 0.86% and 15.57%, respectively, as compared to 1.25% and 25.14% reported for the same quarter in 2005.
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
Net interest income for the first quarter ended March 31, 2006 remained relatively flat at $78.6 million, when compared to $78.4 million for the same quarter in 2005. Such results are mainly due to the flat-to-inverted yield curve and the fact that the upward repricing of the Company’s interest-bearing assets continues to lag behind the increase in the cost of funds of its interest-bearing liabilities. Even though there was a $21.8 million positive volume variance, this was almost matched by a $21.6 million negative rate variance. Average net interest-earning assets for the first quarter of 2006 increased by $153.0 million or 16.31%, when compared to the same quarter in 2005.
The average interest-earning assets for the first quarter of 2006 increased by $1.74 billion or 12.23%, compared to the same quarter in 2005. The average loan portfolio increased by $1.79 billion or 28.80%, particularly in the Commercial and C&I and in the construction — mortgage loan portfolios. The average investment portfolio, excluding short-term money market instruments, increased by $370.2 million or 6.02%, primarily in short-term tax-exempt securities, such as U.S. Government Agencies discount notes, while average mortgage-backed securities and average money market instruments decreased by $172.5 million or 20.98% and $241.3 million or 22.49%, respectively. Changes in the investment portfolio are attributable to the reinvestment on short-term tax-exempt securities, specifically U.S. Government Agencies discount notes, as part of management’s strategy of growing the Company’s tax-exempt interest income.

The average yield earned in interest-earning assets increased 78 basis points from 5.08% for the first quarter ended March 31, 2005, to 5.86% for the same quarter in 2006. The increase in the average yield for the first quarter of 2006 was mainly due to higher average yields earned on the loan portfolio, higher reinvestment rates on matured and called securities and higher yields earned on money market instruments. The increase in the average yield earned on the loan portfolio was due to new higher yielding loans and the re-pricing of existing floating rate Commercial and C&I loans. During the last four quarters ended March 31, 2006, the Federal Reserve has increased the discount rate by 200 basis points reflected equally on the Prime Rate, an index used by the Bank to re-price most of its floating rate loans.
For the quarter ended March 31, 2006, the Company overall cost of funds increased 110 basis points, from 3.05%, to 4.15%, when compared to the same quarter in 2005. The increase in the overall cost of funds was due to a general increase in the cost of funding sources of the Company. The average interest rate paid on deposits increased by 87 basis points, from 2.94% for the first quarter of 2005, to 3.81% for the same period in 2006, while the average interest rate paid on federal funds purchased and repurchase agreements increased by 145 basis points, from 3.13% for the quarter ended March 31, 2005, to 4.58% for the same period in 2006. The average interest rate paid on advances from FHLB also increased by 112 basis points, from 3.83% for the quarter ended March 31, 2005, to 4.95% for the same period in 2006.
The strong growth in average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities. Average interest-bearing liabilities increased from $13.30 billion for the quarter ended March 31, 2005, to $14.89 billion for the same period in 2006, an increase of $1.59 billion or 11.94%. The increase in average interest-bearing liabilities for the first quarter of 2006 was due to the increase in the average balance of deposits. The average balance of deposits grew from $6.52 billion for the three month period ended March 31, 2005, to $8.45 billion for the same period in 2006, an increase of $1.93 billion or 29.55%. The average balance on federal funds purchased and repurchase agreements decreased from $6.57 billion for the quarter ended March 31, 2005, to $6.27 billion for the same period in 2006, a decrease of $298.3 million or 4.54%. The average balance of advances from FHLB decreased to $168.8 million for the quarter ended March 31, 2006, down $40.8 million, from $209.6 million for the same period in 2005.
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

	Three Months Ended March 31,
	2006			2005
			Annualized			Annualized
		Average	Average		Average	Average
	Interest	Balance (1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
			(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$149,819	$7,984,850	7.61%	$99,664	$6,199,190	6.52%
Investment securities (3)	64,896	6,517,255	4.04	60,677	6,147,081	4.00
Mortgage-backed securities (4)	7,278	649,929	4.54	8,773	822,467	4.33
Money market instruments	8,936	831,604	4.36	9,196	1,072,862	3.48

Total	230,929	15,983,638	5.86	178,310	14,241,600	5.08

Interest-bearing liabilities:
Deposits	79,478	8,452,711	3.81	47,270	6,524,495	2.94
Federal funds purchased and repurchase agreements	70,830	6,271,307	4.58	50,679	6,569,602	3.13
Advances from FHLB	2,061	168,777	4.95	1,980	209,622	3.83

Total	152,369	14,892,795	4.15	99,929	13,303,719	3.05

Net interest income	$78,560			$78,381

Interest rate spread			1.71%			2.03%

Net interest-earning assets		$1,090,843			$937,881

Net yield on interest-earning assets (5)			1.99%			2.23%

Ratio of interest-earning assets to interest-bearing liabilities		107.32%			107.05%

Tax equivalent spread:
Interest-earning assets	$230,929	$15,983,638	5.86%	$178,310	$14,241,600	5.08%
Tax equivalent adjustment	5,360	—	0.14	14,316	—	0.41

Interest-earning assets — tax equivalent	236,289	$15,983,638	6.00	192,626	$14,241,600	5.49

Interest-bearing liabilities	152,369	$14,892,795	4.15	99,929	$13,303,719	3.05

Net interest income	$83,920			$92,697

Interest rate spread			1.85%			2.44%

Net yield on interest - earning assets (5)			2.13%			2.64%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude non-performing loans. Loan fees, net amounted to $4.2 million, and $5.0 million for the three-month periods ended March 31, 2006 and 2005, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Annualized net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and changes in interest rates.

	Three Months Ended March 31,
	2006 vs. 2005
	Volume	Rate	Total
		(In thousands)
Interest income:
Loans	$31,744	$18,411	$50,155
Investment securities (1)	3,682	537	4,219
Mortgage-backed securities (2)	(1,961)	466	(1,495)
Money market instruments	(2,314)	2,054	(260)

Total increase in interest income	31,151	21,468	52,619

Interest expense:
Deposits	16,042	16,166	32,208
Federal funds purchased and repurchase agreements	(2,185)	22,336	20,151
Advances from FHLB	(161)	242	81

Total increase in interest expense	13,696	38,744	52,440

Increase (decrease) in net interest income	$17,455	$(17,276)	$179

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
Provision For Loan Losses
The provision for possible loan losses amounted to $7.0 million for the first quarter of 2006, up by $1.0 million, from $6.0 million for the same period in 2005. The increase in the provision for loan losses is attributable to the overall growth in the Company’s loan portfolio, mainly those of its Commercial and C&I loans. Commercial and C&I loans grew to $5.46 billion at March 31, 2006, an increase of $182.6 million or 3.46%, when compared to December 31, 2005. On a year to year basis, the Commercial and C&I loan portfolio grew $1.21 billion or 28.48%, from $4.25 billion at March 31, 2005. Westernbank Business Credit loan portfolio grew to $1.35 billion at March 31, 2006, an increase of $89.3 million or 6.59%, when compared to December 31, 2005, and an increase of $294.7 million or 27.83%, when compared to March 31, 2005.
The provision for loan losses for Westernbank Business Credit division accounted for $3.5 million or 50.09% of the total provision for loan losses for the quarter ended March 31, 2006, while for same quarter in year 2005, it accounted for $1.7 million or 28.43% of the total provision for loan losses. The increase of $1.8 million in the provision for loan losses for Westernbank Business Credit division is mainly attributable to three factors. First, the increase in the division portfolio from $1.06 billion at March 31, 2005, to $1.35 billion at March 31, 2006. Second, an increase in the division loss ratio as a result of partial charge-offs of $2.3 million and $5.3 million recorded during the first quarter of 2006 and fourth quarter of 2005, respectively, of one reserved loan that was acquired in the original purchased loan portfolio on June 15, 2001.

The remaining outstanding principal balance of this loan at March 31, 2006, was $7.8 million, with a specific valuation allowance of $5.0 million. Third, the increase in the specific reserve of another loan of the division during the first quarter of year 2006, with an outstanding principal balance of $14.2 million at March 31, 2006, and a specific reserve of $5.5 million.
The provision for loan losses for the consumer loan portfolio decreased by $654,000, from the first quarter of year 2005, to the same quarter in 2006. This decrease was primarily due to the relatively stable delinquency levels at the consumer loans portfolio, the decrease in the outstanding balance of the loan portfolio of the Expresso of Westernbank and the decrease in net charge-offs, principally in the Expresso of Westernbank division loan portfolio. The decrease in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing loan losses as the division’s portfolio matures and average yield continues to increase.
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
At March 31, 2006, the allowance for loan losses was $96.3 million or 1.19% of total loans, and 137.67% of total non-performing loans (reserve coverage), compared to an allowance for loan losses at December 31, 2005, of $92.4 million or 1.17% of total loans, and 144.39% of total non-performing loans. The decrease in the allowance for loan losses to total non-performing loans was mainly due to the increase in commercial non-performing loans, mainly collateralized with real estate properties.
Net loans charged-off in the first quarter of 2006 remained unchanged at $3.1 million, when compared to the same period in 2005. This is the net result of an increase of $1.8 million in total loans charged-off, partially offset by recoveries of loans previously charged-off. Recoveries made during the quarter ended March 31, 2006, from accounts previously written-off amounted to $2.2 million, an increase of $1.8 million, when compared to recoveries made in the comparable quarter in year 2005. The increase in loans charged-off for the first quarter of 2006 when compared to same quarter in 2005 is attributed to a $2.5 million increase in Commercial and C&I loans charged-off. Such increase is principally due to a $2.3 million additional partial charge-off of one reserved loan of the Company’s asset based lending division that was acquired in the original purchased loan portfolio in 2001. During the fourth quarter of year 2005, the Company recorded a partial charge-off of $5.3 million for this loan. The remaining outstanding principal balance of this loan at March 31, 2006, was $7.8 million, with a specific valuation allowance of $5.0 million.

Loans charged-off in the consumer loans portfolio decreased by $614,000 or 21.50%, from $2.8 million in first quarter of 2005, to $2.2 million in the same quarter of 2006. The decrease is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loans charged-offs. Loans charged-off by the Expresso of Westernbank division decreased from $2.1 million for the first quarter in 2005, to $1.7 million for the same quarter in 2006, a decrease of $436,000 or 20.49%. Management’s strategy of stabilizing loan losses and increasing the overall rates charged of the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans, has resulted in lower levels in net charge-offs and a higher yield loan portfolio. The Expresso of Westernbank loan portfolio decreased from $135.0 million at December 31, 2005, to $133.7 million at March 31, 2006. On a year-to-year basis, the Expresso of Westernbank loan portfolio decreased by $8.6 million, from $142.3 million at March 31, 2005. The average yield of the Expresso of Westernbank loan portfolio was 23.11% at March 31, 2006. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at March 31, 2006, already accounts for 16% of the outstanding balance.
Non-performing loans stand at $69.9 million or 0.86% (less than 1%) of the total loan portfolio at March 31, 2006, an increase of $5.9 million, when compared to $64.0 million or 0.81% of the total loan portfolio at December 31, 2005. The increase in non-performing loans mainly comes from the Company’s Commercial and C&I loan portfolio. Non-performing loans on the Commercial and C&I loan portfolio increased by $4.7 million or 8.40%, when compared to December 31, 2005. The increase is primarily attributed to one loan of the Company’s asset based lending division, with an outstanding balance of $14.2 million at March 31, 2006. This loan was placed in non-performing status during the first quarter of 2006 by the Company, due to the borrower’s financial condition, even though this loan has been paid in accordance with the contractual terms and conditions. At March 31, 2006, this loan has a valuation allowance of $5.5 million. During the first quarter of 2006, five loans that were in non-performing status at December 31, 2005, all of them with the same borrower and an aggregate outstanding principal balance of $8.4 million, were paid-off.
On a linked quarter comparison, the Company’s combined delinquency on all portfolios for the categories of 60 days and over improved by 7 basis points, from 0.72% at December 31, 2005, to 0.65% (less than 1%) at March 31, 2006. The decrease in the overall delinquency ratio resulted from a decrease in the delinquency levels of the Commercial and C&I and construction loan portfolios. The delinquency ratio on the Commercial and C&I and construction loan portfolios for the categories of 60 days and over improved 19 basis points from 0.85% at December 31, 2005, to 0.66% at March 31, 2006. This improvement of 19 basis points was mainly due to the payoff of five commercial loans from one borrower that were in delinquency status at December 31, 2005, for an aggregate principal of $8.4 million. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 20 basis points when compared to December 31, 2005. The increase in the consumer loans portfolio delinquency ratio on a linked quarter comparison is attributable to consumer loans past due over 90 days which are collateralized by real estate properties.
On a quarter-to-quarter basis, the combined delinquency on all portfolios for the categories of 60 days and over increased by 12 basis points, when compared to the year-ago combined delinquency ratio of 0.53% at March 31, 2005. The increase in the overall delinquency ratio resulted from an increase of $36.4 million in delinquent loans of the Commercial and C&I loan portfolio, mainly in loans collateralized by real estate properties. The delinquency ratio on the Commercial and C&I and construction loan portfolios for the categories of 60 days and over increased by 18 basis points to 0.66% (less than 1%), when compared to the year-ago ratio of 0.48% at March 31, 2005. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 9 basis points to 1.33% at March 31, 2006, from 1.24% for the comparable period in 2005. The increases in both delinquency ratios are principally attributable to Commercial and C&I loans and consumer loans past due over 60 days which are collateralized by real estate properties. On the Commercial & C&I loans portfolio, there is a new delinquent loan with an outstanding principal balance of $3.0 million and six other new delinquent loans with outstanding principal balances between $1.0 million and $1.6 million, with an aggregate outstanding principal balance of $8.3 million. These loans are collateralized with real estate and did not require any valuation allowance.
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
Noninterest Income
Noninterest income increased $3.5 million or 60.81% for the three month period ended March 31, 2006, when compared to the same period in 2005. This increase was mainly due to increases of $1.5 million on service and other charges on loans, deposits and other fees, due to higher activity and fees resulting from the Company’s overall growing volume of business and other fees by the Company asset-based lending operation, in addition to a positive variance of $1.9 million on net gain (loss) on derivative instruments. On January 3, 2006, the Company re-designated most of its interest rate swaps relating to certain brokered certificates of deposit (“brokered CDs”) utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the brokered CDs) and the interest rate swaps are recorded through earnings.
Noninterest Expenses
Total noninterest expenses increased $5.1 million or 21.18% for the three-month period ended March 31, 2006, when compared to the corresponding period in 2005. Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $3.0 million or 27.87% for the first quarter of year 2006, compared to the same period in 2005. Such an increase is attributed to the increase in personnel, normal salary increases and related employees’ benefits, principally attributed to the Company’s continued expansion in the San Juan Metropolitan area and its entrance to the east coast of Puerto Rico. On March 16, 2005, the Company opened its first mega branch in the eastern region of Puerto Rico, in the town of Humacao and on December 28, 2005, it opened its mega branch in the Condado area in the city of San Juan. Also during the first quarter of year 2006, the Company established Westernbank International Trade Services, a division of Westernbank Puerto Rico that provides international trade products and services. At March 31, 2006, the Company had 1,356 full-time employees, including its executive officers, an increase of 153 employees or 12.72% since March 31, 2005.

Advertising expense increased by $1.1 million or 62.30% for the three months ended March 31, 2006, when compared to the same period in 2005. The increase was primarily due to the agreement by Westernbank to sponsor the World’s Best 10K Race, one of the most important and recognized sports activities in the world.
Noninterest expenses, other than salaries and employees’ benefits, and advertising discussed above, increased by $1.1 million or 9.18%. The increase resulted primarily from the additional investment in technology and general infrastructure to sustain and coordinate the Company’s growth and expansion in all of its business areas, mainly in the San Juan Metropolitan area and on the east coast of Puerto Rico.
The Company has maintained operating expenses at adequate levels and achieved an efficiency ratio of 33.72% for the first quarter of 2006, compared to 27.50% for the same period in 2005. The change in the efficiency ratio for the first quarter of 2006 was mainly due to increases in non-interest expenses, as previously explained, while net interest income and other income remained relatively flat.
Provision for Income Taxes
Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%, except for years 2005 and 2006, in which a transitory additional surtax of 2.5% over net taxable income was imposed by the Governor of Puerto Rico under Law No. 41, signed on August 1, 2005, effectively increasing the maximum statutory regular tax rate to 41.5%. This transitory additional tax is in effect for taxable years 2005 and 2006 and had a retroactive effect to January 1, 2005. The provision for income taxes increased $7.9 million or 98.79% for the three-month period ended March 31, 2006, when compared to the same period in 2005. The current provision for Puerto Rico income taxes for the first quarter of 2006 amounted to $17.2 million, a significant increase of $6.0 million or 54.05%, when compared to $11.2 million for the same quarter in 2005. The increase in the current provision for income taxes is attributed to two factors. First, the transitory additional surtax of 2.5% over net taxable income, explained above, resulted in an additional current income tax provision of $944,000 during the quarter ended March 31, 2006. Second, the significant increase in the Company’s taxable income derived from increases in the loan portfolio, changing the proportion between exempt and taxable income and therefore increasing the Company’s effective tax rate.
The deferred credit for the quarter ended March 31, 2006, decreased by $1.9 million, when compared to the same period in prior year. Such decrease is attributable to temporary differences in the recognition of certain items for tax and books, principally changes in the allowance for loan losses. Even though the Company’s effective tax rate increased, it continues to be substantially below the statutory rate.

Net Income
Net income for the first quarter of 2006, decreased $10.4 million or 22.73%, to $35.4 million, from $45.8 million for the same quarter in 2005. Net income for the first quarter of 2006, was impacted by a relatively flat net interest income as a result of the flat-to-inverted yield curve, a $1.0 million increase in the provision for loan losses, a $3.5 million increase in noninterest income mainly due to increases of $1.5 million on service and other charges on loans, deposits and other fees and commissions and a positive variance of $1.9 million on net gain (loss) on derivative instruments, a $5.1 million increase in noninterest expenses and a $7.9 million increase in the provision for income taxes. In the first quarter of 2005, the Company recorded a charge of $4.6 million ($2.8 million, net of taxes), mainly as a result of the change in the fair value during the period of certain interest rate swaps on a portion of the Company’s brokered deposits.
FINANCIAL CONDITION
The Company had total assets of $16.71 billion as of March 31, 2006, compared to $16.15 billion as of December 31, 2005, an increase of $562.3 million or 3.48%. Loans receivable-net, grew by $207.5 million or 2.66%, from $7.82 billion at December 31, 2005, to $8.02 billion at March 31, 2006, as a result of the Company’s continued strategy of growing its loans portfolio through commercial real estate collateralized, construction and land acquisition, asset-based and other commercial loans. The investment portfolio, excluding money market instruments, stands at $7.41 billion at March 31, 2006, an increase of $327.0 million or 4.62%, in comparison to December 31, 2005. Money market instruments increased by $42.8 million or 5.33%, from $803.7 million at December 31, 2005, to $846.5 million at March 31, 2006. Changes in both portfolios are attributable to the reinvestment of a portion of its liquid assets into short-term tax exempt securities, specifically U.S. Government Agencies discount notes, as part of management’s strategy of growing the Company’s tax exempt interest income.
As of March 31, 2006, total liabilities amounted to $15.50 billion, an increase of $543.4 million or 3.63%, when compared to $14.96 billion as of December 31, 2005. Deposits increased $552.2 million or 6.59%, from $8.38 billion as of December 31, 2005, to $8.93 billion as of March 31, 2006. Repurchase agreements and advances from FHLB decreased by $14.3 million and $10.0 million, respectively, from $6.26 billion and $172.0 million, respectively, as of December 31, 2005.
Stockholders’ equity increased by $18.9 million or 1.58% to $1.21 billion as of March 31, 2006, when compared to December 31, 2005. Such increase resulted principally from the combination of the net income of $35.4 million generated during the quarter ended March 31, 2006, partially offset by cash dividends declared during the same quarter of $7.8 million and $9.2 million on the Company’s common and preferred shares, respectively.
Loans
Loans receivable-net, were $8.02 billion or 48.00% of total assets at March 31, 2006, an increase of $207.5 million or 2.66%, when compared to $7.82 billion or 48.39% of total assets at December 31, 2005.

The Company continues to focus on growing its commercial loans portfolio through commercial real estate, construction and land acquisition, asset-based and other commercial loans. As a result, the commercial real estate collateralized loans portfolio increased $57.2 million or 1.34%, from December 31, 2005, to $4.32 billion at March 31, 2006. Commercial, industrial and agricultural loans portfolio were $1.14 billion as of March 31, 2006, an increase of $125.4 million or 12.37%, from $1.01 billion at December 31, 2005. The residential real estate-mortgage loans portfolio, which includes $1.08 billion in commercial loans mainly secured by individual mortgages on one-to-four family residential properties, decreased from $1.30 billion as of December 31, 2005, to $1.25 billion as of March 31, 2006. Consumer and other loans portfolio, including credit cards and loans on deposits decreased from $830.4 million as of December 31, 2005, to $828.0 million as of March 31, 2006.
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
During the last five fiscal years, loans have grown at an average annualized rate of 28.80%. As of March 31, 2006, Commercial, C&I and construction loans were 75.34% (of which 81.17% is collateralized by real estate) and consumer loans were 10.32% (of which 66.65% is collateralized by real estate) of the $8.02 billion loan portfolio-net. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of March 31, 2006. At March 31, 2006, Westernbank Business Credit, our asset-based lending division had commercial loans principally secured by real estate (45%), accounts receivable, inventory and equipment amounting to $1.35 billion. The Expresso of Westernbank (generally unsecured consumer lending) division’s loans portfolio amounted to $133.7 million. At March 31, 2006, the average yield on Westernbank Business Credit division asset-based loans portfolio was 8.65%, while for the Expresso of Westernbank division’s loans portfolio, the average yield was 23.11%.

The following table sets forth the composition of the Company’s loans portfolio at the dates indicated.

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Commercial real estate — mortgage (1)	$4,317,466	53.8%	$4,260,258	54.5%
Residential real estate — mortgage (2)	1,246,447	15.6	1,298,535	16.6
Construction — mortgage	589,045	7.3	505,760	6.5
Commercial, industrial and agricultural (1)	1,138,451	14.2	1,013,092	13.0
Consumer and others (3) (4)	828,035	10.3	830,384	10.6

Total loans	8,119,444	101.2	7,908,029	101.2
Allowance for loan losses	(96,282)	(1.2)	(92,406)	(1.2)

Loans — net	$8,023,162	100.0%	$7,815,623	100.0%

(1)	Includes $1.35 billion and $1.26 billion at March 31, 2006 and December 31, 2005, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes fixed and floating interest rate loans to two mortgage originators in Puerto Rico mainly secured by mortgages on one-to-four family residential properties with an outstanding principal balance of $1.08 billion and $1.14 billion at March 31, 2006 and December 31, 2005, respectively.

(3)	Includes $133.7 million and $135.0 million of Expresso of Westernbank division outstanding loans at March 31, 2006 and December 31, 2005, respectively.

(4)	Includes $551.9 million and $552.0 million collateralized by real estate at March 31, 2006 and December 31, 2005, respectively.
Residential real estate mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At March 31, 2006, residential mortgage loans included $1.08 billion in commercial loans mainly secured by individual mortgages on one-to-four family residential properties to two mortgage originators in Puerto Rico and $8.9 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.
Westernbank has a significant lending concentration of $995.7 million in one mortgage originator in Puerto Rico at March 31, 2006. Westernbank has outstanding $82.7 million with another mortgage originator in Puerto Rico for a total loans outstanding from mortgage originators amounting to $1.08 billion at March 31, 2006. These commercial loans are secured by 13,918 individual mortgage loans on residential and commercial real estate with an average principal balance of $78,900 each. The mortgage originators have always paid the commercial loans in accordance with their terms and conditions. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loan secured by real estate mortgages in its loan portfolio until it is paid in full.
Westernbank originated $460.8 million of commercial real estate — mortgage loans, including asset-based and construction loans, during the three month period ended March 31, 2006. At March 31, 2006, commercial real estate — mortgage loans totaled $4.32 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans, mainly in Canada and in the United Kingdom, amounted to $69.2 million at March 31, 2006. At March 31, 2006, the Company maintained its status as a secured lender, with approximately 83% of its loans collateralized by real estate.
The portfolio of Consumer and other loans at March 31, 2006, consisted of consumer loans of $828.0 million, of which $551.9 million are secured by real estate, $219.8 million are unsecured consumer loans (consisting of $112.4 million of Expresso of Westernbank division unsecured loans portfolio, credit card loans of $48.8 million and other consumer loans of $58.6 million) and loans secured by deposits in Westernbank totaling $31.1 million.
The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at March 31, 2006. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		MATURITIES
			After one year to five years		After five years
				(In thousands)
	Balance
	outstanding at	One year or	Fixed interest	Variable interest	Fixed interest	Variable interest
	March 31, 2006	less	rates	rates	rates	rates
Commercial real estate — mortgage	$4,317,466	$1,092,737	$499,153	$877,490	$69,277	$1,778,809
Residential real estate — mortgage	1,246,447	5,967	18,568	15	198,329	1,023,568	(1)
Construction — mortgage	589,045	284,885	—	304,160	—	—
Commercial, industrial and agricultural	1,138,451	355,667	55,289	616,638	15,129	95,728
Consumer and others	828,035	127,139	175,685	9,609	82,019	433,583

Total	$8,119,444	$1,866,395	$748,695	$1,807,912	$364,754	$3,331,688

(1)	Includes $1.02 billion of floating interest rate (three month LIBOR plus a spread) loans to two mortgage originators in Puerto Rico mainly secured by mortgage loans for one-to-four family residential properties.
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
Westernbank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty-five years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgage loans are originated with the intent to sell. Westernbank has also granted loans mainly secured by first mortgages on one-to-four residential properties to mortgage originators in Puerto Rico.
Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of March 31, 2006, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.66% (less than 1%), compared to 0.85% (less than 1%) at December 31, 2005. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “Non-performing loans and foreclosed real estate held for sale”.
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

Westernbank offers the service of VISA™ and MasterCard™ credit cards. At March 31, 2006, there were approximately 22,193 outstanding accounts, with an aggregate outstanding balance of $48.8 million and unused credit card lines available of $85.8 million.
In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of March 31, 2006, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loans portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.33%, an increase of 20 basis points when compared to 1.13% at December 31, 2005. The increase in the delinquency ratio from 2005 to 2006 was mainly due to delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.
Westernbank has 84% of its loans portfolio as of March 31, 2006, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below our benchmark of 1% for both periods, being 0.65% at March 31, 2006, and 0.72% at December 31, 2005.
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

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Commercial real estate — mortgages and commercial, industrial and agricultural loans	$60,253	$55,585
Residential real estate mortgage and construction loans	2,023	2,125
Consumer loans	7,659	6,288

Total non-performing loans	69,935	63,998
Foreclosed real estate held for sale	4,003	4,137

Total non-performing loans and foreclosed real estate held for sale	$73,938	$68,135

Interest that would have been recorded if the loans had not been classified as non-performing	$4,978	$4,916

Interest recorded on non-performing loans	$1,453	$743

Total non-performing loans as a percentage of total loans at end of period	0.86%	0.81%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.44%	0.42%

Non-performing loans stand at $69.9 million or 0.86% (less than 1%) of the total loan portfolio at March 31, 2006, an increase of $5.9 million, when compared to $64.0 million or 0.81% of the total loan portfolio at December 31, 2005. The increase in non-performing loans mainly comes from the Company’s Commercial and C&I loan portfolio. Non-performing loans on the Commercial and C&I loan portfolio increased by $4.7 million or 8.40%, when compared to December 31, 2005. The increase is primarily attributed to one loan of the Company’s asset based lending division, with an outstanding balance of $14.2 million at March 31, 2006. This loan was placed in non-performing status during the first quarter of 2006 due to the borrower’s financial condition, even though this loan has been paid in accordance with the contractual terms and conditions. At March 31, 2006, this loan has a valuation allowance of $5.5 million. During the first quarter of 2006, five loans that were in non-performing status at December 31, 2005, all of them with the same borrower and an aggregate outstanding principal balance of $8.4 million, were paid-off.
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
At March 31, 2006, the allowance for loan losses was $96.3 million, consisting of $81.2 million formula allowance (general allowance) and $15.1 million of specific allowance. As of March 31, 2006, the allowance for loan losses equals 1.19% of total loans, compared with an allowance for loan losses at December 31, 2005, of $92.4 million or 1.17% of total loans.
As of March 31, 2006, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
					Year Ended
	2006		2005		December 31, 2005
	(Dollars in thousands)
Balance, beginning of year	$92,406		$80,066		$80,066

Loans charged-off:
Commercial real estate — mortgage and commercial, industrial and agricultural loans(1)	(3,121)		(632)		(8,233)
Residential real estate-mortgage and construction loans	(1)		(63)		(121)
Consumer loans(2)	(2,242)		(2,856)		(13,809)

Total loans charged-off	(5,364)		(3,551)		(22,163)

Recoveries of loans previously charged-off:
Commercial real estate — mortgage and commercial, industrial and agricultural loans	1,575		36		1,008
Residential real estate-mortgage and construction loans	63		—		212
Consumer loans(3)	602		381		2,283

Total recoveries of loans previously charged-off	2,240		417		3,503

Net loans charged-off	(3,124)		(3,134)		(18,660)

Provision for loan losses	7,000		6,000		31,000

Balance, end of period	$96,282		$82,932		$92,406

Ratios:
Allowance for loan losses to total loans at end of period	1.19%		1.24%		1.17%
Provision for loan losses to net loans charged-off	224.07%		191.45%		166.13%
Recoveries of loans to loans charged-off in previous period(4)	40.99	%(4)	7.51	%(4)	15.78	%(4)
Net loans charged-off to average total loans(5)	0.16	%(4)	0.20	%(4)	0.27	%(4)
Allowance for loan losses to non-performing loans	137.67%		245.86%		144.39%

(1)	Includes partial charge-offs of $2.3 million and $5.3 million of Westernbank Business Credit Division for the quarter ended March 31, 2006 and year ended December 31, 2005, respectively. Partial charge-offs consist of one loan originally acquired in the purchased loan portfolio of the division on June 15, 2001.

(2)	Includes $1.7 million and $2.1 million of Expresso of Westernbank loans charged-offs for the three-month periods ended March 31, 2006 and March 31, 2005, respectively, and $9.8 million for the year ended December 31, 2005.

(3)	Includes $211,000 and $214,000 of Expresso of Westernbank loan recoveries for the three-month periods ended March 31, 2006 and March 31, 2005, respectively, and $1.1 million for the year ended December 31, 2005.

(4)	Net loans charged-off ratios are annualized for comparison purposes.

(5)	Average loans were computed using beginning and period-end balances.
Net loans charged-off in the first quarter of 2006 remained unchanged at $3.1 million, when compared to the same period in 2005. This is the net result of an increase of $1.8 million in total loans charged-off, partially offset by recoveries of loans previously charged-off. Recoveries made during the quarter ended March 31, 2006, from accounts previously written-off amounted to $2.2 million, an increase of $1.8 million, when compared to recoveries made in the comparable quarter in year 2005. The increase in loans charged-off for the first quarter of 2006 when compared to same quarter in 2005 is attributed to a $2.5 million increase in Commercial and C&I loans charged-off. Such increase is principally due to a $2.3 million additional partial charge-off of one reserved loan of the Company’s asset based lending division that was acquired in the original purchased loan portfolio in 2001. During the fourth quarter of year 2005, the Company recorded a partial charge-off of $5.3 million for this loan. The remaining outstanding principal balance of this loan at March 31, 2006, was $7.8 million, with a specific valuation allowance of $5.0 million.

Loans charged-off in the consumer loans portfolio decreased by $614,000 or 21.50%, from $2.8 million in first quarter of 2005, to $2.2 million in the same quarter of 2006. The decrease is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loans charged-offs. Loans charged-off by the Expresso of Westernbank division decreased from $2.1 million for the first quarter in 2005, to $1.7 million for the same quarter in 2006, a decrease of $436,000 or 20.49%. Management’s strategy of stabilizing loan losses and increasing the overall rates charged on the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans, has resulted in lower levels in net charge-offs and a higher yield loan portfolio. The Expresso of Westernbank loan portfolio decreased from $135.0 million at December 31, 2005, to $133.7 million at March 31, 2006. On a year-to-year basis, the Expresso of Westernbank loan portfolio decreased by $8.6 million, from $142.3 million at March 31, 2005. The average yield of the Expresso of Westernbank loan portfolio was 23.11% at March 31, 2006. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at March 31, 2006, already accounts for 16% of the outstanding balance.
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
The Expresso of Westernbank division has established policies, procedures and controls to assess, monitor and adequately manage the specific credit risk posed by this loan portfolio under the FDIC guidelines for sub-prime lending programs, even though this program does not exceed the 25% of capital applicable for such guidelines. The division’s loan analyses and applications are processed in the system software that has embedded controls to help enforce the lending policies and limits as approved by the division’s senior management. Lending parameters and authority levels are programmed in a loan process application, restricting individuals to their level of authority. Also, the system uses tools to assist the loan officer in identifying critical information in the customer’s credit report based on a credit scoring process. The system returns a suggested decision and loan amount, based on the customer’s net disposable income, FICO Score, and credit profile tests. In addition to this package, the division branches obtain a credit report from a second credit bureau to ensure that the lending officer possesses all information needed to make an informed decision and to reduce the division’s credit risk exposure. Overall credit scores for the portfolio are analyzed periodically.

The following table presents the allocation of the allowance for credit losses, the loans portfolio composition percentage and the allowance coverage ratio in each category to total loans, as set forth in the “Loans” table on page 44.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Allowance for credit losses at end of period:

Commercial real estate — mortgage and commercial, industrial and agricultural loans (1)	$75,732	$72,723
Residential real estate mortgage and construction loans	3,542	3,275
Consumer loans (2)	14,513	14,430
Unallocated	2,495	1,978

Total allowance for loan losses	$96,282	$92,406

Loan portfolio composition percentages at end of period:

Commercial real estate — mortgage and commercial, industrial and agricultural loans	67.19%	66.68%
Residential real estate mortgage and construction loans	22.61%	22.82%
Consumer loans	10.20%	10.50%

Total loans	100.00%	100.00%

Allowance coverage ratio at period end:

Applicable to:

Commercial real estate — mortgage and commercial, industrial and agricultural loans	1.39%	1.38%
Residential real estate mortgage and construction loans	0.19%	0.18%
Consumer loans	1.75%	1.74%
Unallocated (as a percentage of total loans)	0.03%	0.03%

Total loans	1.19%	1.17%

(1)	Includes an allowance of $31.2 million and $30.0 million for Westernbank Business Credit loans at March 31, 2006 and December 31, 2005, respectively.

(2)	Includes an allowance of $8.3 million and $8.4 million for Expresso of Westernbank loans at March 31, 2006 and December 31, 2005, respectively.
The increase in the allowance for credit losses is mainly attributable to the overall growth in the Company’s loan portfolio, particularly those of its Commercial and C&I loans.

The Company has outstanding commercial loans to two mortgage originators in Puerto Rico. These commercial loans are collateralized by mortgages on real estate property, mainly one-to-four family residences, and are also guaranteed by the parent companies of the mortgage originators. In the first quarter of 2005, as a result of the announcements by the borrowers and guarantors of these loans to restate their previously issued financial statements and other negative news, even though these commercial loans are performing in accordance with their contractual terms, the Company decided to assign a general allowance to these loans. At March 31, 2006 and December 31, 2005, these loans have an outstanding balance of $1.08 billion and $1.14 billion, respectively, (of which $600.0 million were disbursed in the first half of 2005) and a general allowance of $2.7 million and $2.8 million, respectively.
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
The following table sets forth information regarding the investment in impaired loans:

	At	At
	March 31, 2006	December 31, 2005
	(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$29,526	$32,542
Do not require a valuation allowance	30,342	49,069

Total	$59,868	$81,611

Valuation allowance for impaired loans	$12,595	$14,185

	For the Three Months Ended
	March 31, 2006	March 31, 2005
	(In thousands)
Average investment in impaired loans	$70,753	$54,157

Interest collected and recognized as income on impaired loans	$731	$743

At March 31, 2006, the Company’s investment in impaired loans decreased by $21.7 million or 26.64%, from $81.6 million at December 31, 2005, to $59.9 million at March 31, 2006. The decrease of $3.0 million on the investment in impaired loans covered by a valuation allowance was mainly attributed to a $2.3 million additional partial charge-off of one reserved loan of the Company’s asset based lending division that was acquired in the original purchased loan portfolio in 2001, as explained before. The decrease of $18.7 million on the investment in impaired loans that do not require a valuation allowance was mainly due to loans classified as impaired loans as of December 31, 2005, that were paid-off during the first quarter of year 2006. During the first quarter of year 2006, one borrower with five loans, with an aggregate outstanding principal balance of $8.4 million and one additional loan with an outstanding principal balance of $1.5 million were paid-off.
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

Federal funds sold and resell agreements amounted to $180.3 million and $596.1 million, respectively, at March 31, 2006. Federal funds sold mature the next business day, while resell agreements mature as follows: $46.1 million the next business day, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At March 31, 2006, the fair value of the underlying collateral amounted to $626.2 million.
The following table presents the carrying value of investments at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,650,817	$6,314,316
Puerto Rico Government and agencies obligations	31,825	31,824
Corporate notes	26,430	26,429
Mortgage-backed securities	692,280	701,456

Total	7,401,352	7,074,025

Available for sale:
Collateralized mortgage obligations (CMO’s)	—	185
Equity securities — common stock	3,231	4,981

Total	3,231	5,166

Trading securities — mortgage-backed securities	1,613	—

Total investments	$7,406,196	$7,079,191

Mortgage-backed securities at March 31, 2006 and December 31, 2005, consist of:

	March 31,	December 31,
	2006	2005
	(In thousands)
Trading securities — GNMA certificates	$1,613	$—

Available for sale — CMO’s certificates issued or guaranteed by FNMA	—	185

Held to maturity:
GNMA certificates	7,840	8,082
FHLMC certificates	3,748	4,180
FNMA certificates	3,914	2,828
CMO’s certificates issued or guaranteed by FHLMC	600,678	607,659
CMO’s certificates issued or guaranteed by FNMA	76,100	78,707

Total held to maturity	692,280	701,456

Total mortgage-backed securities	$693,893	$701,641

At March 31, 2006, no investment of a single issuer (in aggregate balance) exceeded 10% of the Company’s consolidated stockholders’ equity.

The carrying amount of investment securities at March 31, 2006, by contractual maturity (excluding mortgage-backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$616,328	4.60%
Due after one year through five years	5,823,489	3.97
Due after five years through ten years	211,000	4.14

	6,650,817	4.03

Puerto Rico Government and agencies obligations:
Due within one year	3,000	5.00
Due after one year through five years	17,903	4.51
Due after five years through ten years	10,922	4.63

	31,825	4.60

Other:
Due within one year	5,000	6.13
Due after ten years	21,430	8.33

	26,430	7.91

Total	6,709,072	4.05
Mortgage-backed securities	693,893	4.26
Equity securities	3,231	2.26

Total	$7,406,196	4.07%

The Company’s investment portfolio at March 31, 2006, had an average contractual maturity of 39 months, when compared to an average maturity of 44 months at December 31, 2005. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of March 31, 2006, had a remaining average maturity of five months. Under the present interest rate scenario, no single security may be called. However, no assurance can be given that such levels will be maintained in future periods.
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

The Company’s investment portfolio as of March 31, 2006, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of March 31, 2006. In addition, the Company does not have investments in residual tranches or any other securities involving high risk characteristics.
At March 31, 2006 and December 31, 2005, the significant unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. Investment securities with prepayment provisions did not have significant unamortized premiums at March 31, 2006 and December 31, 2005. The unrealized gross losses of the investment securities available for sale and held to maturity amounted to $292.9 million and $224.9 million at March 31, 2006 and December 31, 2005, respectively, an increase of $68.0 million during the first quarter of 2006. This increase was consistent with a rising trend in treasury yields. As of March 31, 2006, the 2 and 5 year Treasury Notes were both yielding 4.81%, while at December 31, 2005 they were yielding 4.33% and 4.30%. These increases of 48 and 51 basis points, respectively, resulted in a significant change in the valuation of the Company’s portfolio with similar maturities. At March 31, 2006, the Company has investment securities amounting to $23.1 million in Puerto Rico Government and agencies held to maturity with an unrealized loss of $678,000, which have been placed on credit watch list by rating agencies. These securities remain investment rated at March 31, 2006. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at March 31, 2006 and December 31, 2005.
Deposits
Westernbank offers a diversified choice of deposit accounts. At March 31, 2006, Westernbank had total deposits of $8.93 billion, of which $779.2 million or 8.73% consisted of savings deposits, $291.2 million or 3.26% consisted of interest bearing demand deposits, $288.5 million or 3.23% consisted of noninterest bearing deposits, and $7.57 billion or 84.78% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
Savings deposits increased from $774.7 million as of December 31, 2005, to $779.2 million as of March 31, 2006, an increase of $4.5 million or 0.58%. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $7.60 billion as of December 31, 2005, to $8.15 billion as of March 31, 2006, an increase of $547.7 million or 7.21%. Other deposits include brokered deposits amounting to $6.50 billion at March 31, 2006 and $5.98 billion at December 31, 2005. These accounts have historically been a stable source of funds.
In connection with its asset/liability management, the Company uses brokered deposits since these provide the flexibility of selecting short, medium and long term maturities to better match its asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered under many circumstances to be an unstable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as Westernbank, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those funds more attractive to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposits instability.
At March 31, 2006, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$184,537
over 3 months through 6 months	58,467
over 6 months through 12 months	84,258
over 12 months	95,770

Total	$423,032

The following table sets forth the average amount and the average rate paid on the following deposit categories for the three months ended March 31, 2006 and 2005:

	2006		2005
	Average	Average	Average	Average
	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$7,110,775	4.22%	$5,150,391	3.28%
Savings deposits	777,352	2.07%	822,465	2.10%
Interest bearing demand deposits	195,071	3.06%	203,614	2.78%
Noninterest bearing demand deposits	369,513	—	348,025	—

	$8,452,711	3.81%	$6,524,495	2.94%

Borrowings
The following table sets forth the borrowings of the Company at the dates indicated:

	March 31, 2006	December 31, 2005
	(In thousands)
Repurchase agreements	$6,245,713	$6,260,029
Advances from Federal Home Loan Bank (FHLB)	162,000	172,000
Mortgage note payable	36,310	36,432

	$6,444,023	$6,468,461

Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.25 billion in repurchase agreements outstanding at March 31, 2006, at a weighted average rate of 4.68%. Repurchase agreements outstanding as of March 31, 2006, mature as follows: $2.20 billion within 30 days; $49.7 million within 31 days to one year; $601.9 million in 2007; $1.81 billion in 2008; $93.0 million in 2009; $782.0 million in 2010 and $707.7 million thereafter.
Westernbank also obtains advances from FHLB of New York. As of March 31, 2006, Westernbank had $162.0 million in outstanding FHLB advances at a weighted average rate of 5.10%. Advances from FHLB mature as follows: $40 million within 30 days; $20.0 million within 31 days to one year; $60.0 million in 2007; and $42.0 million in 2010.
At March 31, 2006, with respect to repurchase agreements amounting to $1.90 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $453.0 million at March 31, 2006, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.

At March 31, 2006, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.3 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.
The following table presents certain information regarding Westernbank’s borrowings, excluding the mortgage payable, for the periods indicated.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Amount outstanding at period end	$6,407,713	$6,432,029
Monthly average outstanding balance	6,439,632	6,596,306
Maximum outstanding balance at any month end	6,482,792	6,819,201
Weighted average interest rate:
For the three months and year ended	4.54%	3.62%
At the end of period	4.69%	4.39%
Stockholders’ Equity
As of March 31, 2006, total stockholders’ equity amounted to $1.21 billion, an increase of $18.9 million or 1.58%, when compared to $1.19 billion as of December 31, 2005. The increase resulted principally from the combination of the net income of $35.4 million generated during the quarter ended March 31, 2006, partially offset by dividends declared during the period of $17.0 million on the Company’s common and preferred shares.
The period-end number of common shares outstanding increased from 164,098,237 as of December 31, 2005, to 164,235,639 as of March 31, 2006, as a result of the conversion of 3,550 shares of the Company’s convertible preferred stock Series A, into 12,402 shares of the Company’s common stock, and the issuance of 125,000 common shares from the exercise of stock options.

SELECTED FINANCIAL RATIOS AND OTHER DATA
The following table sets forth, for the indicated periods, certain ratios reflecting the productivity, profitability and other selected data of the Company:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
	(Amounts in thousands, except per share data)
Per share data:
Dividend payout ratio	29.81%	19.64%	24.25%
Book value per common share	$4.15	$3.63	$4.04
Preferred stock outstanding at end of period	18,157	18,179	18,160
Preferred stock equity at end of period	$530,838	$531,388	$530,926

Performance ratios:
Return on assets (1)	0.86%	1.25%	1.07%
Return on common stockholders’ equity (1)	15.57%	25.14%	20.53%
Efficiency ratio	33.72%	27.50%	30.67%
Operating expenses to total end-of-period assets	0.70%	0.65%	0.67%

Capital ratios:
Total capital to risk-weighted assets	12.90%	14.34%	13.13%
Tier I capital to risk-weighted assets	12.08%	13.49%	12.30%
Tier I capital to average assets	7.41%	7.72%	7.48%
Equity-to-assets ratio (1)	7.25%	7.51%	7.45%

Other selected data:
Total trust assets managed	$502,405	$416,747	$486,017
Branch offices	55	53	55
Number of full-time employees	1,356	1,203	1,311

(1)	The return on assets is computed by dividing annualized net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing annualized net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
The information required herein is incorporated by reference from page 68 of the Company’s Consolidated Financial Statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At March 31, 2006, the Company had approximately $986.1 million in securities and other short-term securities maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities available for sale and securitized loans.
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

The Company’s investment portfolio at March 31, 2006, had an average contractual maturity of 39 months. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of March 31, 2006, had a remaining average maturity of five months. Under the present interest rate scenario, no single security may be called. However, no assurance can be given that such levels will be maintained in future periods.
As of March 31, 2006, Westernbank had line of credit agreements with five commercial banks permitting Westernbank to borrow a maximum aggregate amount of $270.0 million, mainly through federal funds purchased. There were no borrowings outstanding as of March 31, 2006, under such lines of credit. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.
Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at March 31, 2006, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total
	(In thousands)
Short-term borrowings	$2,236,909	$—	$—	$—	$2,236,909
Long-term borrowings	70,104	2,477,474	1,001,838	657,698	4,207,114
Operating lease obligations	2,194	2,724	1,033	2,165	8,116

Total contractual obligations	$2,309,207	$2,480,198	$1,002,871	$659,863	$6,452,139

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At March 31, 2006, the Company had $4.89 billion in time deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.
The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at March 31, 2006, is presented below:

		Less than one
	Total	year	2-5 years
	(In thousands)
Unused lines of credit	$350,369	$201,345	$149,024
Commercial letters of credit	25,511	25,511	—
Commitments to extend credit	658,635	70,540	588,095

Total	$1,034,515	$297,396	$737,119

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Westernbank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2006, that the Company and Westernbank meet all capital adequacy requirements to which they are subject.
As of March 31, 2005 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At March 31, 2006, there are no conditions or events since the latest examination date that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at March 31, 2006:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$1,303,510	12.90%	$808,605	8.00%	N/A	N/A
Westernbank	1,229,903	12.19%	807,157	8.00%	$1,008,947	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	1,209,293	12.08%	400,534	4.00%	N/A	N/A
Westernbank	1,133,622	11.34%	399,727	4.00%	599,591	6.00%

Tier I Capital to Average Assets:
Consolidated	1,209,293	7.41%	489,747	3.00%	N/A	N/A
Westernbank	1,133,622	6.98%	487,282	3.00%	812,137	5.00%
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
During 2006, the amount of dividends Westernbank can pay to the Company without prior approval of regulatory agencies is limited to its 2006 eligible net profits, as defined, and its adjusted retained 2005 and 2004 net income. In addition, dividends paid by Westernbank to the Company would be prohibited if the effect thereof would cause Westernbank’s capital to be reduced below applicable minimum capital requirements.
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
The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold for cash soon after origination. In addition, the Company enters into certain derivative financial instruments to hedge various exposures or to modify interest rate characteristics of various statement of financial condition items, such as interest rate swaps enter into modify the interest rate characteristic of certain fixed-rate brokered certificates of deposit. This structured variable rate funding matches well with the Company strategy of having a large floating rate commercial loan portfolio. See “Note 10 — Derivative Instruments and Hedging Activities — Notes to Condensed Consolidated Financial Statements.

The Company is exposed to changes in the level of Net Interest Income (“NII”) in a changing interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at period end remain constant, or increase or decrease on an instantaneous and sustained change of plus 200 or minus 200 basis points, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:
March 31, 2006:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
+200 Basis Points	$266,711	$(23,550)	(8.11)%
Base Scenario	290,261	—	—
-200 Basis Points	290,187	(74)	(0.03)%
December 31, 2005:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
+200 Basis Points	$260,777	$(24,367)	(8.55)%
Base Scenario	285,144	—	—
-200 Basis Points	275,494	(9,650)	(3.38)%

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

Competition and economic conditions
The financial services and banking business are highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to compete in its market area as well as to a significant extent upon general economic conditions in the island of Puerto Rico. The Company competes with other commercial and non-commercial banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. The success of the Company is also highly dependent on the economic strength of the Company’s general market area. Significant deterioration in the local economy or external economic conditions, such as inflation, recession, unemployment, real estate values and other factors beyond the Company’s control, could also substantially impact the Company’s performance. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For further information, refer to the Economic Conditions, Market Area and Competition section included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.
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
Item 1A. Risk Factors
We are subject to risks associated with the Commonwealth of Puerto Rico’s current budget crisis
Due to a budget impasse, the Commonwealth of Puerto Rico (the “Commonwealth”) closed all public agencies on May 1, 2006, except those related to safety, health and other essential services. On May 8, 2006, Moody’s Investors Service downgraded the Commonwealth’s general obligation bond rating to Baa3 from Baa2, and kept the rating on Watchlist for possible further downgrade. In addition to the Commonwealth’s general obligation bonds, the downgrade affects certain Commonwealth-guaranteed bonds, Commonwealth’s appropriation bonds, and government bond programs directly or indirectly linked to the general creditworthiness of the Commonwealth. All have been downgraded by one notch. The Commonwealth’s appropriation bonds, and some of the subordinated revenue bonds of the Highway and Transportation Authority, are now rated just below investment grade at Ba1. At March 31, 2006, the Company had investment securities amounting to $21.6 million in Puerto Rico Government and agencies held to maturity with aggregate unrealized gross losses of $374,000 that are now one notch below investment grade.
According to Moody’s, this action reflects the Commonwealth’s strained financial condition, and ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. The downgrade acknowledges that the Commonwealth recognizes the need to correct its chronic budget imbalance and continues to debate the adoption of significant tax and fiscal reforms. Commonwealth officials expect to pass legislation on both fronts as soon as possible — possibly within a matter of days or weeks. Even assuming the enactment of significant measures along the lines being discussed, it is possible that significant budget deficits and fiscal imbalance could continue in the coming years.
The Company’s business activities and credit exposure have historically been concentrated in Puerto Rico. Accordingly, the Company’s financial condition and results of operations are dependent to a significant extent upon the economic conditions prevailing in Puerto Rico. Any significant adverse political or economic developments in Puerto Rico resulting from the budget impasse, or otherwise, could have a negative impact on the Company’s future financial condition and results of operations.

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
Registrant:
W HOLDING COMPANY, INC.

Date: May 10, 2006	By	/s/ Frank. C. Stipes
Frank C. Stipes, Esq.
Chairman of the Board and
Chief Executive Officer

Date: May 10, 2006	By	/s/ Ricardo Hernández
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