Form 10-Q
period 2006-06-30
W HOLDING CO INC
filed 2006-08-17
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2006, there were 164,485,291 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONTENTS

Page
PART I FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005	1

Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005 (Restated)	2

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Comprehensive Income for the Six Months Ended June 30, 2006 and 2005 (Restated)	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Restated)	4-5

Notes to Condensed Consolidated Financial Statements	6-32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33-74

Item 3. Quantitative and Qualitative Disclosures About Market Risk	75-78

Item 4. Controls and Procedures	78

PART II OTHER INFORMATION:

Item 1. Legal Proceedings	79

Item 1A. Risk Factors	79

Item 4. Submission of Matters to a Vote of Security Holders	79-80

Item 6. Exhibits	80

SIGNATURES	81
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CAO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CAO

Part I. Financial Information
Item 1. Financial Statements
W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$118,501	$97,612
Money market instruments:
Federal funds sold and resell agreements	931,497	746,539
Interest-bearing deposits in banks	39,056	57,116
Trading securities, at fair value	1,608	—
Investment securities available for sale, at fair value with an amortized cost of $23,814 in 2006 and $5,156 in 2005	23,266	5,166
Investment securities held to maturity, at amortized cost with a fair value of $6,644,444 in 2006 and $6,851,089 in 2005	6,979,875	7,074,025
Federal Home Loan Bank stock, at cost	43,562	42,798
Residential mortgage loans held for sale, at lower of cost or fair value	2,320	1,539
Loans, net of allowance for loan losses of $108,462 in 2006 and $92,406 in 2005	8,179,525	7,815,623
Accrued interest receivable	112,333	105,882
Foreclosed real estate held for sale, net of allowance of $242 in 2006 and $227 in 2005	4,725	4,137
Premises and equipment, net	120,537	117,623
Deferred income taxes, net	46,964	41,111
Other assets	51,192	42,693

TOTAL	$16,654,961	$16,151,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$305,992	$277,099
Interest-bearing and related accrued interest payable	8,515,168	8,098,510

Total deposits	8,821,160	8,375,609
Repurchase agreements	6,313,993	6,260,029
Advances from Federal Home Loan Bank	157,000	172,000
Mortgage note payable	36,201	36,432
Advances from borrowers for taxes and insurance	8,450	7,867
Accrued expenses and other liabilities	100,690	106,449

Total liabilities	15,437,494	14,958,386

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference — $530,838 in 2006 and $530,926 in 2005); authorized 50,000,000 shares; issued and outstanding 18,156,709 shares in 2006 and 18,160,259 shares in 2005	18,157	18,160
Common stock — $1.00 par value per share; authorized 500,000,000 shares; issued and outstanding 164,485,291 shares in 2006 and 164,098,237 shares in 2005	164,485	164,098
Paid-in capital	707,104	706,122
Retained earnings:
Reserve fund	83,019	76,443
Undivided profits	245,140	228,648
Accumulated other comprehensive (loss) income, net of income tax	(438)	7

Total stockholders’ equity	1,217,467	1,193,478

TOTAL	$16,654,961	$16,151,864

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		(As Restated -		(As Restated -
		See Note 14)		See Note 14)
	2006	2005	2006	2005
INTEREST INCOME:
Loans, including loan fees	$160,358	$114,904	$310,177	$214,568
Investment securities	65,721	61,314	130,615	121,992
Mortgage-backed securities	7,180	8,492	14,458	17,265
Money market instruments	9,698	9,690	18,635	18,886

Total interest income	242,957	194,400	473,885	372,711

INTEREST EXPENSE:
Deposits	88,844	57,474	168,322	104,744
Federal funds purchased and repurchase agreements	76,058	55,998	146,888	106,677
Advances from Federal Home Loan Bank	2,147	1,841	4,207	3,822

Total interest expense	167,049	115,313	319,417	215,243

NET INTEREST INCOME	75,908	79,087	154,468	157,468
PROVISION FOR LOAN LOSSES	18,250	5,000	25,250	11,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	57,658	74,087	129,218	146,468

NONINTEREST INCOME:
Service and other charges on loans	3,182	2,604	6,136	4,931
Service charges on deposit accounts	2,464	2,174	4,722	4,149
Other fees and commissions	3,703	3,139	7,155	5,969
Net gain (loss) on derivative instruments	(793)	13,075	(440)	11,511
Net gain (loss) on sales and valuation of loans held for sale, securities and other assets	(922)	171	(755)	314

Total noninterest income	7,634	21,163	16,818	26,874

TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	65,292	95,250	146,036	173,342

NONINTEREST EXPENSES:
Salaries and employees’ benefits	13,347	11,497	27,007	22,179
Equipment	2,759	2,331	5,406	4,564
Deposits insurance premium and supervisory examination	902	827	1,795	1,625
Occupancy	2,055	1,887	4,029	3,634
Advertising	2,485	3,095	5,282	4,818
Printing, postage, stationery and supplies	919	814	1,900	1,598
Telephone	618	579	1,142	1,055
Net gain from operations of foreclosed real estate held for sale	(60)	(126)	(272)	(206)
Municipal taxes	1,276	1,078	2,552	2,155
Other	6,322	5,543	11,193	10,374

Total noninterest expenses	30,623	27,525	60,034	51,796

INCOME BEFORE PROVISION FOR INCOME TAXES	34,669	67,725	86,002	121,546

PROVISION FOR INCOME TAXES:
Current provision	17,387	12,118	34,611	23,298
Deferred provision (credit)	(4,460)	3,581	(5,741)	421

Total provision for income taxes	12,927	15,699	28,870	23,719

NET INCOME	21,742	52,026	57,132	97,827
LESS DIVIDENDS TO PREFERRED STOCKHOLDERS	9,228	9,205	18,456	18,524

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$12,514	$42,821	$38,676	$79,303

BASIC EARNINGS PER COMMON SHARE	$0.08	$0.26	$0.24	$0.48

DILUTED EARNINGS PER COMMON SHARE	$0.07	$0.25	$0.23	$0.47

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
		(As Restated -
		See Note 14)
	2006	2005
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$18,160	$17,794
Issuance of preferred stock	—	401
Conversion of preferred stock	(3)	(27)

Balance at end of period	18,157	18,168

Common stock:
Balance at beginning of period	164,098	163,919
Issuance of common stock upon conversion of preferred stock	12	97
Issuance of common stock upon exercise of stock options	375	35

Balance at end of period	164,485	164,051

Paid-in capital:
Balance at beginning of period	706,122	686,493
Stock options exercised	692	65
Stock-based compensation expense	299	176
Issuance of common stock upon conversion of preferred stock	(9)	(70)
Issuance of preferred stock	—	19,049

Balance at end of period	707,104	705,713

Reserve fund:
Balance at beginning of period	76,443	60,260
Transfer from undivided profits	6,576	9,692

Balance at end of period	83,019	69,952

Undivided profits:
Balance at beginning of period	228,648	149,305
Net income	57,132	97,827
Cash dividends on common stock	(15,608)	(14,988)
Cash dividends on preferred stock	(18,456)	(18,524)
Transfer to reserve fund	(6,576)	(9,692)

Balance at end of period	245,140	203,928

Accumulated other comprehensive loss, net of income tax:
Balance at beginning of period	7	(212)
Other comprehensive income (loss)	(445)	176

Balance at end of period	(438)	(36)

Total Stockholders’ Equity	$1,217,467	$1,161,776

Comprehensive Income:
Net income	$57,132	$97,827

Other comprehensive income (loss):
Unrealized net gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period	(354)	176
Reclassification adjustments for gains included in net income	(204)	—

	(558)	176

Income tax effect	113	—

Other comprehensive income (loss)	(445)	176

Total Comprehensive Income	$56,687	$98,003

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
		(As Restated -
		See Note 14)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,132	$97,827
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	25,250	11,000
Deferred income tax	(5,741)	421
Foreclosed real estate held for sale	15	(108)
Depreciation and amortization of:
Premises and equipment	4,209	3,450
Mortgage servicing rights	171	247
Stock-based compensation expense	299	176
Amortization of premium (discount), net of:
Investment securities available for sale	1	51
Investment securities held to maturity	(8,876)	(985)
Mortgage-backed securities held to maturity	144	253
Loans	510	599
Amortization of discount on deposits	2,196	2,067
Amortization of net deferred loan origination fees	(7,121)	(9,062)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(204)	—
Other-than-temporarily impaired held-to-maturity securities	1,063	—
Mortgage loans held for sale	(48)	(140)
Derivative instruments	(370)	(7,156)
Foreclosed real estate held for sale	(248)	(183)
Capitalization of servicing rights	(146)	(133)
Originations of mortgage loans held for sale	(12,073)	(10,630)
Proceeds from sales of mortgage loans held for sale	8,629	10,026
Decrease (increase) in:
Trading securities	1,137	608
Accrued interest receivable	(6,451)	(10,456)
Other assets	(11,083)	(8,998)
Increase (decrease) in:
Accrued interest on deposits and borrowings	6,823	20,808
Other liabilities	(11,569)	12,506

Net cash provided by operating activities	43,649	112,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in banks	18,060	(5,340)
Net decrease (increase) in federal funds sold and resell agreements	(184,958)	259,723
Investment securities available for sale:
Maturities, prepayments and calls	168	5,814
Proceeds from sales	1,928	—
Investment securities held to maturity:
Maturities, prepayments and calls	24,430,013	2,661,318
Purchases	(24,372,208)	(2,664,981)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	24,651	70,843
Purchases	(1,189)	(49,897)
Loan originations, net of principal collections	(385,197)	(1,176,064)
Purchases of derivative options	(1,238)	(2,798)
Cash paid on terminated swaps	—	(252)
Proceeds from sales of foreclosed real estate held for sale	1,111	1,103
Additions to premises and equipment	(6,696)	(4,885)
Purchases of Federal Home Loan Bank stock	(1,764)	(12)
Redemptions of Federal Home Loan Bank stock	1,000	16,907

Net cash used in investing activities	(476,319)	(888,521)

Forward	$(432,670)	$(776,333)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
		(As Restated -
		See Note 14)
	2006	2005

Forward	$(432,670)	$(776,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	447,234	1,250,744
Net increase (decrease) in federal funds purchased and repurchase agreements	282,169	(1,593,345)
Repurchase agreements with original maturities over three months:
Proceeds	882,295	3,519,142
Payments	(1,110,500)	(2,319,917)
Net decrease in advances from Federal Home Loan Bank (“FHLB”)	(15,000)	—
Repayment of advances from FHLB with original maturities over three months	—	(39,000)
Repayments of mortgage note payable	(231)	(212)
Net increase in advances from borrowers for taxes and insurance	583	184
Dividends paid	(34,058)	(32,676)
Issuance of preferred stock	—	19,253
Proceeds from stock options exercised	1,067	100

Net cash provided by financing activities	453,559	804,273

NET CHANGE IN CASH AND DUE FROM BANKS	20,889	27,940

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	97,612	77,752

CASH AND DUE FROM BANKS, END OF PERIOD	$118,501	$105,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$302,488	$186,792
Income taxes	48,962	16,524
Noncash activities:
Accrued dividends payable	4,142	4,136
Net change in other comprehensive (loss) income	(445)	176
Mortgage loans securitized and transferred to:
Trading securities	2,745	608
Mortgage-backed securities held to maturity	1,189	—
Transfer from :
Investment securities held to maturity to available for sale	20,552	—
Loans to foreclosed real estate held for sale	2,501	859
Undivided profits to reserve fund	6,576	9,692
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	1,034	726
Unpaid additions to premises and equipment	1,753	939
Effect of derivative transactions:
Decrease (increase) in other assets	4,194	(964)
Increase (decrease) in deposits	(12,233)	338
Increase (decrease) in other liabilities	8,740	(3,945)
Conversion of preferred stock into common stock:
Common stock	12	97
Paid in capital	(9)	(70)
Preferred stock	(3)	(27)
See notes to condensed consolidated financial statements.
(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at June 30, 2006 and December 31, 2005, and for the three and six month periods ended June 30, 2006 and 2005, were not significant.
In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
Westernbank operates through 55 full service branch offices located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 7 in the Northeastern region, 13 in the San Juan metropolitan area, and 2 in the Eastern region, and a website on the Internet. Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates through five other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000, through 20 full-service branches; and Westernbank International Trade Services, a division created in the first quarter of 2006, which specializes in international trade products and services.
Westernbank World Plaza, Inc. (“WWPI”), a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank World Plaza serves as the Company’s San Juan metropolitan area headquarters for

Westernbank’s regional commercial lending office and headquarters for the Westernbank Business Credit, Expresso of Westernbank and Westernbank International Trade Services divisions. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at June 30, 2006 and December 31, 2005, and for the three and six month periods ended June 30, 2006 and 2005, were not significant.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of June 30, 2006 and December 31, 2005, the results of operations for the three and six months ended June 30, 2006 and 2005, and changes in stockholders’ equity, comprehensive income, and cash flows for the six months ended June 30, 2006 and 2005. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2005, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Consolidated Financial Statements and footnotes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements:
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. EITF 03-01-1, Effective Date of Paragraphs 10-20 of EITF 03-01. This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 were effective for reporting periods beginning after December 15, 2005. The adoption of this FSP on January 1, 2006 did not have a significant effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of SFAS No. 153 did not have a significant effect on the Company’s consolidated financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. This Statement is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. SFAS No. 123(R) applies to all awards granted after this effective date and to awards modified, repurchased, or cancelled after that date. The adoption of SFAS No. 123(R) on January 1, 2006 did not have a significant effect on the Company’s consolidated financial position or results of operations since the Company only has employee stock options and it adopted, on January 1, 2003, the fair value method under the modified prospective application allowed by the provisions of SFAS No. 148.
In March 2005, the FASB issued FASB interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a significant impact on the Company’s consolidated financial position or results of operations.
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
In June 2005, the FASB issued final FSP No. FAS 150-5. The FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity (or temporary equity under SEC Accounting Series Release No. 268, Redeemable Preferred Stocks). The FSP indicates that these instruments are liabilities (even if the obligation is conditional) because they embody obligations to repurchase the issuer’s shares and may require a transfer of assets. Options or similar instruments originally issued as employee compensation, which are no longer dependent on employment, are not within the scope of the final FSP. This FSP is effective for the first reporting period beginning after June 30, 2005. The adoption of FSP No. FAS 150-5 did not have a significant effect on the Company’s consolidated financial position or results of operations.
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
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The effect of implementing FIN No. 48 on the Company’s consolidated financial position or results of operations has not been determined.
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

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
Basic and diluted earnings per common share:
Net income	$21,742	$52,026	$57,132	$97,827
Less preferred stock dividends	9,228	9,205	18,456	18,524

Income available to common stockholders — basic	12,514	42,821	38,676	79,303
Plus convertible preferred stock dividends	—	220	—	452

Income available to common stockholders — diluted	$12,514	$43,041	$38,676	$79,755

Weighted average number of common shares outstanding during the period	164,396	164,030	164,271	163,986

Dilutive potential common shares — stock options	3,825	4,758	4,004	5,069
Assumed conversion of preferred stock	—	1,722	—	1,722

Total	168,221	170,510	168,275	170,777

Basic earnings per common share	$0.08	$0.26	$0.24	$0.48

Diluted earnings per common share	$0.07	$0.25	$0.23	$0.47

The effect of convertible preferred stock (481,910 shares) was antidilutive in 2006. During the six months ended June 30, 2006, 374,651 stock options were exercised under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85. The cash received from the stock options exercised during the six months ended June 30, 2006 amounted to $1,067,000.
3. DIVIDENDS DECLARED PER COMMON SHARE
The Company’s Board of Directors has adopted an ongoing policy that provides for the distribution of dividends to common shareholders on the basis of a percentage of the average earnings for the last two preceding years. The same are paid monthly on the 15th day of each month for stockholders of record as of the last day of the preceding month.

The Company’s cash dividends per share declared for the six months ended June 30, 2006 and 2005 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)
2006
January 31, 2006	February 15, 2006	$0.01583
February 28, 2006	March 15, 2006	0.01583
March 31, 2006	April 17, 2006	0.01583
April 28, 2006	May 15, 2006	0.01583
May 31, 2006	June 15, 2006	0.01583
June 30, 2006	July 17, 2006	0.01583

Total		$0.09498

2005
January 31, 2005	February 15, 2005	$0.01198
February 28, 2005	March 15, 2005	0.01583
March 31, 2005	April 15, 2005	0.01583
April 28, 2005	May 16, 2005	0.01583
May 31, 2005	June 15, 2005	0.01583
June 30, 2005	July 15, 2005	0.01583

Total		$0.09113

(1)	Dividend amounts in the table are rounded.

4. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2006	Cost	Gains	Losses	Value
	(In thousands)
Trading securities:
Government National Mortgage Association (GNMA) certificates	$1,608	$—	$—	1,608

Available for sale:
Puerto Rico Government and agencies obligations	$20,573	$272	$10	$20,835
Equity securities — common stock	3,241	—	810	2,431

Total	$23,814	$272	$820	$23,266

Held to maturity:
U.S. Government and agencies obligations	$6,263,934	$68	$243,584	$6,020,418
Puerto Rico Government and agencies obligations	11,661	—	475	11,186
Corporate notes	26,431	750	5	27,176

Subtotal	6,302,026	818	244,064	6,058,780

Mortgage-backed securities:
GNMA certificates	7,602	145	4	7,743
Federal Home Loan Mortgage Corporation (FHLMC) certificates	3,570	65	10	3,625
Federal National Mortgage Association (FNMA) certificates	3,767	70	47	3,790
Collateralized mortgage obligations (CMO’s) issued or guaranteed by FHLMC	588,215	24	85,875	502,364
CMO’s issued or guaranteed by FNMA	74,695	—	6,553	68,142

Subtotal	677,849	304	92,489	585,664

Total	$6,979,875	$1,122	$336,553	$6,644,444

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$191	$—	$6	$185
Equity securities — common stock	4,965	26	10	4,981

Total	$5,156	$26	$16	$5,166

Held to maturity:
U.S. Government and agencies obligations	$6,314,316	$55	$162,804	$6,151,567
Puerto Rico Government and agencies obligations	31,824	132	541	31,415
Corporate notes	26,429	1,276	—	27,705

Subtotal	6,372,569	1,463	163,345	6,210,687

Mortgage-backed securities:
GNMA certificates	8,082	187	4	8,265
FHLMC certificates	4,180	128	—	4,308
FNMA certificates	2,828	113	—	2,941
CMO’s issued or guaranteed by FHLMC	607,659	38	58,080	549,617
CMO’s issued or guaranteed by FNMA	78,707	—	3,436	75,271

Subtotal	701,456	466	61,520	640,402

Total	$7,074,025	$1,929	$224,865	$6,851,089

The amortized cost and fair value of investment securities available for sale and held to maturity at June 30, 2006, by contractual maturity (excluding mortgage-backed securities), are shown below:

	AVAILABLE FOR SALE		HELD TO MATURITY
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$2,998	$2,991	$334,444	$332,523
Due after one year through five years	13,043	13,188	5,727,778	5,497,124
Due after five years through ten years	4,532	4,656	217,472	206,070
Due after ten years	—	—	22,332	23,063

Subtotal	20,573	20,835	6,302,026	6,058,780

Mortgage-backed securities	—	—	677,849	585,664
Equity securities	3,241	2,431	—	—

Total	$23,814	$23,266	$6,979,875	$6,644,444

Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income. During the quarter ended June 30, 2006, management concluded that certain held-to-maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21,615,000 were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade just below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20,552,000.
The Company’s investment portfolio as of June 30, 2006 and December 31, 2005, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of June 30, 2006 and December 31, 2005. In addition, the Company does not have investments in residual tranches or any other securities involving high risk characteristics.
Except for the PRGO’s mentioned above, at June 30, 2006 and December 31, 2005, the significant unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflects a stable outlook. In addition, the held-to-maturity PRGO’s continue as investment grade as of June 30, 2006. Investment securities with prepayment provisions did not have significant unamortized premiums at June 30, 2006 and December 31, 2005. The unrealized gross losses of the investment securities available for sale and held to maturity amounted to $337.4 million and $224.9 million at June 30, 2006 and December 31, 2005, respectively, an increase of $112.5 million during the first semester of 2006. This increase was consistent with a rising trend in treasury yields. As of June 30, 2006, the 2 and 5 year Treasury Notes were yielding 5.15% and 5.09%, respectively, while at December 31, 2005, they were yielding 4.33% and 4.30%. These increases of 82 and 79 basis points, respectively, resulted in a significant change in the valuation of the Company’s portfolio with similar maturities.
Proceeds from sales of investment securities available for sale and their gross realized gains for the six months ended June 30, 2006 amounted to $1,928,000 and $204,000, respectively. No sales of investment securities available for sale occurred during the six month period ended June 30, 2005.

5. LOANS
The loans portfolio consisted of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
LOANS SECURED BY MORTGAGES ON:
Commercial real estate	$4,642,516	$4,270,856
Residential real estate, mainly one-to-four family residences	1,099,809	1,299,558
Construction and land acquisition	667,177	516,552

Total	6,409,502	6,086,966

Plus (less):
Undisbursed portion of loans in process	(3,064)	(4,043)
Premium on loans purchased	443	503
Deferred loan fees — net	(44,410)	(18,872)

Total	(47,031)	(22,412)

Real estate loans — net	6,362,471	6,064,554

OTHER LOANS:
Commercial loans	1,114,202	1,022,030
Consumer loans:
Loans on deposits	32,530	30,738
Credit cards	48,923	49,352
Installment	737,577	749,905
Plus (less):
Premium on loans purchased	—	393
Deferred loan fees — net	(7,716)	(8,943)

Other loans — net	1,925,516	1,843,475

TOTAL LOANS	8,287,987	7,908,029

ALLOWANCE FOR LOAN LOSSES	(108,462)	(92,406)

LOANS — NET	$8,179,525	$7,815,623

At June 30, 2006 and December 31, 2005, loans included $1.02 billion and $1.14 billion, respectively, of fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico. These loans are mainly secured by mortgages on one-to-four family residential properties.
Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $940.4 million in one mortgage originator group in Puerto Rico at June 30, 2006. In addition, Westernbank has outstanding $77.8 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $1.02 billion at June 30, 2006. These commercial loans are secured by 12,960 individual mortgage loans on residential and commercial real estate with an average principal balance of $78,500. Westernbank’s historical experience with the mortgage originator groups is that they have paid these loans in accordance with their terms. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its loan portfolio until they are paid in full.
On June 30, 2006, Westernbank entered into an agreement to restructure the terms of the original transactions of the $940.4 million lending relationship described above. The agreement eliminated the recourse provisions on the underlying loans, terminated the counterparties’ call rights, converted the return from variable to a fixed rate, and resulted in a net compensation of $25.8 million to Westernbank. One of the announced purposes of that transaction was to give Westernbank the ability to use sale accounting treatment. However, because most of the individual mortgage loans were originally transferred to the ultimate transferor within the mortgage originator group by two of its affiliates, the Company has not been able to obtain persuasive evidence that the transfers of loans from the affiliates to the entity that subsequently transferred the loans to Westernbank met all the criteria for sale accounting under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the Company continues to present these transactions as commercial loans secured by real estate mortgages. The net compensation of $25.8 million received by Westernbank in connection with the June 30, 2006 transaction will be amortized over the remaining life of these loans as a yield adjustment.

Foreign loans, mainly in Canada and in the United Kingdom, amounted to $76,142,000 and $64,113,000 at June 30, 2006 and December 31, 2005, respectively. These loans are denominated in U.S. dollars.
The total investment in impaired commercial and construction loans at June 30, 2006 and December 31, 2005, was $122,379,000 and $81,611,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at June 30, 2006 and December 31, 2005. Impaired commercial and construction loans amounting to $99,524,000 and $32,542,000 at June 30, 2006 and December 31, 2005, respectively, were covered by a valuation allowance of $36,831,000 and $14,185,000, respectively. Impaired commercial and construction loans amounting to $22,855,000 at June 30, 2006, and $49,069,000 at December 31, 2005, did not require a valuation allowance. The average investment in impaired commercial and construction loans for the six-month periods ended June 30, 2006 and 2005, amounted to $76,729,000 and $55,237,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the six-month periods ended June 30, 2006 and 2005, amounted to $6,272,000 and $1,720,000, respectively.
6. PLEDGED ASSETS
At June 30, 2006, residential and commercial mortgage loans ($476,415,000), investment securities held to maturity and available for sale ($6,490,345,000) and money market instruments ($529,000) were pledged to secure public funds, individual retirement accounts, repurchase agreements, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, interest rate swap agreements, and to comply with the requirements of the Puerto Rico Treasury Department for Westernbank International Division. Pledged investment securities amounting to $6,368,644,000 at June 30, 2006, can be repledged.

7. DEPOSITS
Deposits consisted of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Noninterest bearing accounts	$305,992	$277,099
Passbook accounts	744,876	774,727
NOW accounts	251,649	288,703
Super NOW accounts	27,654	30,487
Money market accounts	51	126
Certificates of deposit	7,409,196	6,933,275

Total	8,739,418	8,304,417
Accrued interest payable	81,742	71,192

Total	$8,821,160	$8,375,609

The weighted average interest rate of all deposits at June 30, 2006 and December 31, 2005 was approximately 4.20% and 3.60%, respectively.
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
The Code provides a dividend received deduction of 100% on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, Westernbank International division operates as an International Banking Entity (“IBE”) under the International Banking Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. As a result of the above, the Company’s effective tax rate is below the statutory rate.
Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the six months ended June 30, 2006 and 2005, the provisions of the Act did not have any effect on the Company’s financial position or results of operations.
On August 1, 2005, the Government of Puerto Rico approved Law No. 41 which imposes a transitory additional surtax of 2.5% of taxable income. This transitory additional income tax is in effect for taxable years 2005 and 2006. This transitory income tax of 2.5% was initially recorded in the third quarter of 2005 and amounted to $1.8 million for the six months ended June 30, 2006. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposes an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. Therefore, Westernbank is now subject to a maximum tax rate of 43.5%. This transitory income tax of 2% amounted to $1.4 million for the six months ended June 30, 2006. These transitory income taxes are intended to be temporary in nature and are scheduled to end on December 31, 2006.
On May 16, 2006, the Government of Puerto Rico approved Law No. 98 which imposes a 5% additional tax (the “prepayment requirement”) to businesses that have a gross income in excess of $10,000,000, such as Westernbank. This tax constitutes a prepayment of income tax and can be used as a credit to the tax liability of years 2007 and thereafter. A maximum of 25% of the credit can be used in each year. This prepayment requirement is computed using Westernbank’s 2005 taxable income as the base. The prepayment requirement amounted to $6.4 million and was paid by Westernbank in July 2006.
A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision, as reported for the three and six months ended June 30, 2006 and 2005, is as follows:

	Three Months				Six Months
	2006		2005		2006		2005
		% of Pre-		% of Pre-		% of Pre-		% of Pre-
		tax		tax		tax		tax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income
	(Dollars in thousands)
Computed at Puerto Rico statutory rate	$15,081	43.5%	$26,413	39.0%	$37,411	43.5%	$47,403	39.0%
Effect on provision of:
Exempt interest income, net	(5,059)	(14.6)	(9,908)	(14.6)	(11,150)	(13.0)	(21,751)	(17.9)
Net nondeductible expenses	19	—	36	—	94	—	92	—
Other	2,886	8.4	(842)	(1.2)	2,515	3.1	(2,025)	(1.6)

Provision for income taxes as reported	$12,927	37.3%	$15,699	23.2%	$28,870	33.6%	$23,719	19.5%

Deferred income tax asset net, as of June 30, 2006 and December 31, 2005, consisted of the following:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$40,984	$34,910
Capital losses on sale and valuation of investment securities, expire in 2008	3,901	3,767
Net operating loss carryforwards, expire through 2009	521	583
Unrealized net loss in valuation of derivative instruments	5,262	5,461
Unrealized net loss on available for sale securities	110	—
Other	35	207

Total deferred tax assets	50,813	44,928
Less valuation allowance	3,503	3,521

Subtotal	47,310	41,407

Less other deferred tax liabilities	346	296

Deferred income tax asset, net	$46,964	$41,111

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commitments under credit card arrangements and commercial letters of credit is represented by the contractual notional amount of those instruments, which does not necessarily represent the amount potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
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
The contract amount of financial instruments, whose amounts represent credit risk at June 30, 2006 and December 31, 2005, was as follows:

	2006	2005
	(In thousands)
Commitments to extend credit:
Fixed rates	$8,229	$10,802
Variable rates	576,129	620,193
Unused lines of credit:
Commercial	195,478	197,792
Credit cards and other	135,593	137,078
Commercial letters of credit	20,270	23,822

Total	$935,699	$989,687

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
The Company utilizes interest rate swaps (“CD Swaps”) to convert a portion of its fixed-rate brokered certificates of deposit (“CDs”) (liabilities) or firm commitments to originate fixed-rate brokered CDs to a variable rate. The purpose of entering into these CD swaps is to hedge the risk of changes in the fair value of certain brokered CDs or firm commitments to originate brokered CDs attributable to changes in the LIBOR rate (interest rate risk). The hedged brokered CDs are typically structured with terms of 3 to 20 years with a call option on the Company’s part, but no surrender option for the CD holder, other than for death or disability. The extended term of the brokered CDs minimize liquidity risk while the option to call the CDs after the first year provides the Company with funding flexibility.
On January 3, 2006, the Company re-designated most of its CD Swaps relating to certain CDs utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the CDs) and the interest rate swaps are recorded through earnings. At June 30, 2006, the notional amount of these CD Swaps and the principal balance of the hedged CDs amounted to $521,809,000.
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

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of June 30, 2006 and December 31, 2005, was as follows:

	Notional Amount
	2006	2005
	(In thousands)
Fair value hedge:
CD swaps	$521,809	$—

Derivatives not designated as hedge:
CD swaps	$27,011	$602,187
Interest rate swaps (unmatched portion)	20,455	14,013
Interest rate swaps used to manage exposure to the stock market	1,068	36,329
Embedded options on stock indexed deposits	100,003	128,075
Purchased options used to manage exposure to the stock market on stock indexed deposits	101,495	94,681

Total	$250,032	$875,285

At June 30, 2006, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $11.9 million, which was recorded as “Accrued expenses and other liabilities” and the change in the fair value of the hedged deposits represented an unrealized gain of $14.7 million and was recorded as a decrease to “Deposits” in the accompanying consolidated statement of financial condition.
At June 30, 2006, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $21.3 million and was recorded as part of “Other assets” of $7.0 million, as part of “Deposits” of $19.2 million and as part of “Accrued expenses and other liabilities” of $9.1 million in the accompanying consolidated statement of financial condition.
At December 31, 2005, the fair value of derivatives not qualifying as a hedge represented an unrealized net loss of $20.0 million and was recorded as part of “Other assets” of $10.0 million, as part of “Deposits” of $17.7 million and as part of “Accrued expenses and other liabilities” of $12.3 million, in the accompanying 2005 consolidated statement of financial condition.
A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at June 30, 2006 and December 31, 2005, follows:

	2006	2005
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$569,275	$616,200
Weighted average receive rate at period end	5.18%	4.73%
Weighted average pay rate at period end	4.90%	4.32%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .40% to plus .25%	100%	100%

The changes in notional amount of swaps outstanding during the six months ended June 30, 2006 follows:

(In thousands)
Balance at December 31, 2005	$652,529
New swaps	—
Called and matured swaps	(82,186)

Balance at June 30, 2006	$570,343

At June 30, 2006, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options
		(In thousands)
2006	$1,068	$2,472	$1,623
2007	7,500	26,158	27,150
2008	—	20,899	21,571
2009	30,500	27,357	27,868
2010	15,000	16,362	16,469
Thereafter	516,275	6,755	6,814

Total	$570,343	$100,003	$101,495

Swap agreements amounting to $546,275,000 at June 30, 2006, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on the certificates of deposit). During the six months ended June 30, 2006, various counterparties of swap agreements exercised their option to cancel their swaps and the Company immediately exercised its option to call the certificates of deposit. No gains or losses resulted from above cancellations.
At June 30, 2006, the carrying value of the specific collateral held by the counterparties consisted of money market instruments and investment securities of $529,000 and $45,340,000, respectively.
11. STOCK OPTION PLANS
The Company has two shareholders’ approved stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 14,747,670 shares (as adjusted for stock splits and stock dividends) of common stock can be granted. Also, options for up to 14,747,670 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified

Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The options become fully exercisable after five years following the grant date and the maximum contractual term of the options is ten years. The Company’s policy is to issue new shares when share options are exercised. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization.
No options have been granted under the 1999 Nonqualified Option Plan. The activity in outstanding options under the 1999 Qualified Option Plan for the six months ended June 30, 2006 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
At January 1, 2006	7,845,285	$3.79
Options granted	30,000	10.00
Options exercised	(374,651)	2.85
Options forfeited	(225,568)	7.64
Options expired	—	—

At June 30, 2006	7,275,066	$3.74

The Company has six exercise prices for options granted, all of them granted at six different dates under the 1999 Qualified Option Plan. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2006:

			Weighted
			Average
	Number of	Number of	Remaining
	Options	Options	Contract
Exercise Prices	Outstanding	Exercisable	Life (Years)
$2.85 (1)	6,200,749	6,200,749	3.61
$3.35 (1)	193,124	193,124	4.88
$6.77 (1)	111,193	66,716	6.06
$9.00	30,000	—	9.45
$10.00	30,000	—	9.59
$10.71	710,000	—	9.05

Total	7,275,066	6,460,589	4.26

Aggregate Intrinsic Value	$24,214,000	$24,214,000

(1)	Adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005, the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003, and the three-for-two stock split declared in June 2002 and distributed on July 10, 2002.

The Company granted 30,000 stock options under the 1999 Qualified Option Plan during the six months ended June 30, 2006. No stock options were granted during the six months ended June 30, 2005. The fair value of the stock options granted in year 2006 was $3.06 per stock option. The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: (1) the dividend yield was 2.13%; (2) the expected life was 7 years based on historical experience; (3) the expected volatility was 38% and was obtained from published external information; and, (4) the risk-free interest rate was 4.47%. The exercise price of the stock options and the market price of the stock at the grant date were $10.00 and $8.61, respectively.
During the six months ended June 30, 2006 and 2005; 374,651 and 35,113 stock options were exercised under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85. The cash received from the stock options exercised during the six months ended June 30, 2006 and 2005 amounted to $1,067,000 and $100,000, respectively.
The total intrinsic value of options exercised during the six months ended June 30, 2006 was $4,057,000. The total fair value of options vested for six months ended June 30, 2006 was $131,000.
Stock-based employee compensation expense for the three month periods ended June 30, 2006 and 2005 was $88,000 and $61,000, respectively, and for the six month periods ended June 30, 2006 and 2005 was $299,000 and $176,000, respectively. This compensation expense is non deductible for income tax purposes. At June 30, 2006, there was $2.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1999 Qualified Option Plan. The cost is expected to be recognized as follows:

Year Ending	Amount
December 31,	(In thousands)
2006	$339
2007	648
2008	623
2009	623
2010	358

Total	$2,591

12. SEGMENT INFORMATION
The Company’s management monitors and manages the financial performance of two reportable business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly-owned subsidiaries.

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
Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of June 30, 2006 and December 31, 2005, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investments in securities and money market instruments of and loans to entities principally located in the United States of America. Investment securities amounted to $1.97 billion and $1.99 billion at June 30, 2006 and December 31, 2005, respectively. These securities principally consisted of investment in U.S. Government agencies, FHLMC and FNMA. There are no investments in residual tranches or any other securities involving high risk characteristics. At June 30, 2006 and December 31, 2005, management concluded that there was no other-than-temporary impairment on Westernbank International’s investment securities portfolio (see Note 4). Money market instruments amounted to $610.3 million and $583.3 million at June 30, 2006 and December 31, 2005, respectively. Money market instruments include interest-bearing deposits in banks, which mature the next business day, and resell agreements.
For the resell agreements, the Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest. Loans receivable-net at June 30, 2006 and December 31, 2005 amounted to $335,573,000 and $265,691,000, respectively, and include foreign loans mainly in Canada and in the United Kingdom, amounting to $76,142,000 and $64,113,000 at June 30, 2006 and December 31, 2005, respectively. These loans are denominated in U.S. dollars.
Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.

	As of and for the Six Months Ended
	June 30, 2006
			Total Major
	Puerto Rico	International	Segments	Other Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$39,192	$—	$39,192	$—	$—	$39,192
Commercial loans	168,109	13,654	181,763	—	—	181,763
Asset-based loans	—	—	—	47,452	—	47,452
Mortgage loans	41,770	—	41,770	—	—	41,770
Treasury and investment activities	109,738	52,391	162,129	2,979	(1,400)	163,708

Total interest income	358,809	66,045	424,854	50,431	(1,400)	473,885
Interest expense	244,124	51,371	295,495	25,322	(1,400)	319,417

Net interest income	114,685	14,674	129,359	25,109	—	154,468

Credit (provision) for loan losses	1,120	(2,756)	(1,636)	(23,614)	—	(25,250)

Noninterest income, net:
Service and other charges on loans	4,269	350	4,619	—	—	4,619
Service charges on deposit accounts	4,722	—	4,722	—	—	4,722
Other fees and commissions	5,052	83	5,135	573	(118)	5,590
Trust account fees	—	—	—	802	(53)	749
Insurance commission fees	—	—	—	826	(10)	816
Asset-based lending related fees	—	—	—	1,517	—	1,517
Net loss on derivative instruments	(440)	—	(440)	—	—	(440)
Net gain (loss) on sales and valuation of loans held for sale, securities and other assets	(817)	—	(817)	62	—	(755)

Total noninterest income	12,786	433	13,219	3,780	(181)	16,818

Equity in income of subsidiaries	304	—	304	54,382	(54,686)	—

Total net interest income and noninterest income	$128,895	$12,351	$141,246	$59,657	$(54,867)	$146,036

Total assets at June 30, 2006	$14,269,281	$2,932,181	$17,201,462	$1,842,628	$(2,389,129)	$16,654,961

	For the Three Months Ended
	June 30, 2006
			Total Major
	Puerto Rico	International	Segments	Other Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$19,789	$—	$19,789	$—	$—	$19,789
Commercial loans	87,534	7,392	94,926	—	—	94,926
Asset-based loans	—	—	—	24,501	—	24,501
Mortgage loans	21,142	—	21,142	—	—	21,142
Treasury and investment activities	55,598	26,192	81,790	1,539	(730)	82,599

Total interest income	184,063	33,584	217,647	26,040	(730)	242,957
Interest expense	127,631	27,003	154,634	13,145	(730)	167,049

Net interest income	56,432	6,581	63,013	12,895	—	75,908

Credit (provision) for loan losses	4,614	(692)	3,922	(22,172)	—	(18,250)

Noninterest income, net:
Service and other charges on loans	2,190	246	2,436	—	—	2,436
Service charges on deposit accounts	2,464	—	2,464	—	—	2,464
Other fees and commissions	2,499	37	2,536	361	(60)	2,837
Trust account fees	—	—	—	441	(26)	415
Insurance commission fees	—	—	—	456	(5)	451
Asset-based lending related fees	—	—	—	746	—	746
Net loss on derivative instruments	(793)	—	(793)	—	—	(793)
Net loss on sales and valuation of loans held for sale, securities and other assets	(922)	—	(922)	—	—	(922)

Total noninterest income	5,438	283	5,721	2,004	(91)	7,634

Equity in income of subsidiaries	201	—	201	19,178	(19,379)	—

Total net interest income and noninterest income	$66,685	$6,172	$72,857	$11,905	$(19,470)	$65,292

	As of and for the Six Months Ended
	June 30, 2005
			Total Major
	Puerto Rico	International	Segments	Other Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$39,272	$—	$39,272	$—	$—	$39,272
Commercial loans	106,208	5,182	111,390	—	—	111,390
Asset-based loans	—	—	—	34,345	—	34,345
Mortgage loans	29,561	—	29,561	—	—	29,561
Treasury and investment activities	101,381	55,362	156,743	2,579	(1,179)	158,143

Total interest income	276,422	60,544	336,966	36,924	(1,179)	372,711
Interest expense	164,090	40,000	204,090	12,332	(1,179)	215,243

Net interest income	112,332	20,544	132,876	24,592	—	157,468

Provision for loan losses	(6,087)	—	(6,087)	(4,913)	—	(11,000)

Noninterest income, net:
Service and other charges on loans	3,965	78	4,043	—	—	4,043
Service charges on deposit accounts	4,149	—	4,149	—	—	4,149
Other fees and commissions	4,188	19	4,207	113	(113)	4,207
Trust account fees	—	—	—	609	—	609
Insurance commission fees	—	—	—	889	(5)	884
Asset-based lending related fees	—	—	—	1,157	—	1,157
Net gain on derivative instruments	11,511	—	11,511	—	—	11,511
Net gain on sales and valuation of loans held for sale, securities and other assets	314	—	314	—	—	314

Total noninterest income	24,127	97	24,224	2,768	(118)	26,874

Equity in income of subsidiaries	220	—	220	93,895	(94,115)	—

Total net interest income and noninterest income	$130,592	$20,641	$151,233	$116,342	$(94,233)	$173,342

Total assets at June 30, 2005	$15,173,949	$2,905,668	$18,079,617	$1,725,704	$(4,533,277)	$15,272,044

	For the Three Months Ended
	June 30, 2005
			Total Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$20,086	$—	$20,086	$—	$—	$20,086
Commercial loans	55,822	3,025	58,847	—	—	58,847
Asset-based loans	—	—	—	19,511	—	19,511
Mortgage loans	16,460	—	16,460	—	—	16,460
Treasury and investment activities	51,337	27,499	78,836	1,287	(627)	79,496

Total interest income	143,705	30,524	174,229	20,798	(627)	194,400
Interest expense	87,306	21,333	108,639	7,301	(627)	115,313

Net interest income	56,400	9,191	65,590	13,497	—	79,087

Provision for loan losses	(1,793)	—	(1,793)	(3,207)	—	(5,000)

Noninterest income, net:
Service and other charges on loans	2,109	37	2,146	—	—	2,146
Service charges on deposit accounts	2,174	—	2,174	—	—	2,174
Other fees and commissions	2,204	10	2,214	56	(56)	2,214
Trust account fees	—	—	—	321	—	321
Insurance commission fees	—	—	—	471	(4)	467
Asset-based lending related fees	—	—	—	595	—	595
Net gain on derivative instruments	13,075	—	13,075	—	—	13,075
Net gain on sales and valuation of loans held for sale, securities and other assets	171	—	171	—	—	171

Total noninterest income	19,733	47	19,780	1,443	(60)	21,163

Equity in income of subsidiaries	90	—	90	46,186	(46,277)	—

Total net interest income and noninterest income	$74,430	$9,238	$83,668	$57,919	$(46,337)	$95,250

13. CONTINGENCY
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
14. RESTATEMENT
Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2005, the Company’s management determined that the accounting treatment related to certain interest rate swap agreements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the accounting treatment of certain mortgage-related transactions previously treated as purchases under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, did not conform to generally accepted accounting principles, as discussed below. As a result, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 have been restated from the amounts previously reported to correct the accounting for these transactions.
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
Retrospectively eliminating the application of fair value hedge accounting results in the reversal of the fair value adjustments that were made to the brokered CDs. Therefore, while the interest rate swap continues to be recorded on the consolidated statement of financial condition at its fair value, the brokered CD is carried at par. In addition, the CD broker placement fee, which was incorporated into the swap, is separately recorded as a deferred cost on the brokered CDs, included in other assets, and amortized through the maturity date of the related CDs as a yield adjustment.
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
A summary of the significant effects of the restatement is as follows:
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	(Dollars in thousands, except per share data)
INTEREST EXPENSE:
Deposits	$54,769	$57,474	$98,973	$104,744
Total interest expense	112,608	115,313	209,472	215,243
NET INTEREST INCOME	81,792	79,087	163,239	157,468
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	76,792	74,087	152,239	146,468
NONINTEREST INCOME:
Net gain on derivative instruments	104	13,075	65	11,511
Total noninterest income	8,192	21,163	15,428	26,874
TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	84,984	95,250	167,667	173,342
INCOME BEFORE PROVISION FOR INCOME TAXES	57,459	67,725	115,870	121,546
PROVISION FOR INCOME TAXES:
Deferred provision (credit)	(423)	3,581	(1,793)	421
Total provision for income taxes	11,695	15,699	21,505	23,719
NET INCOME	45,764	52,026	94,365	97,827
INCOME AVAILABLE TO COMMON STOCKHOLDERS	36,559	42,821	75,841	79,303
BASIC EARNINGS PER COMMON SHARE	0.22	0.26	0.46	0.48
DILUTED EARNINGS PER COMMON SHARE	0.22	0.25	0.45	0.47

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Six Months Ended
	June 30, 2005
	As Previously
	Reported	As Restated
	(In thousands)
Changes in Stockholders’ Equity:
Reserve fund:
Balance at beginning of period	$60,672	$60,260
Transfer from undivided profits	9,346	9,692
Balance at end of period	70,018	69,952
Undivided profits:
Balance at beginning of period	153,013	149,305
Net income	94,365	97,827
Transfer to reserve fund	(9,346)	(9,692)
Balance at end of period	204,520	203,928

Total Stockholders’ Equity	1,162,434	1,161,776

Comprehensive Income:
Net income	94,365	97,827
Total Comprehensive Income	94,541	98,003
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30, 2005
	As Previously
	Reported	As Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,365	$97,827
Deferred income tax provision (credit)	(1,793)	421
Net gain on sale and in valuation of derivative instruments	(963)	(7,156)
Increase in other assets	(9,515)	(8,998)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans:
Purchases	(600,468)	—
Loan originations, net of principal collections	(575,596)	(1,176,064)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash activities:
Transfer from undivided profits to reserve fund	9,346	9,692
Effect of derivative transactions:
Increase in loans	775	—
Increase in other assets	(1,246)	(964)
Increase in deposits	6,925	338
Decrease in other liabilities	(3,170)	(3,945)

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
GENERAL
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly- owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at June 30, 2006 and December 31, 2005, and for the three and six month periods ended June 30, 2006 and 2005, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
At June 30, 2006, the Company had total assets of $16.65 billion, a loan portfolio-net of $8.18 billion, an investment portfolio, excluding short-term money market instruments, of $7.00 billion, deposits of $8.82 billion, borrowings of $6.51 billion and stockholders’ equity of $1.22 billion. The Company efficiency ratio for the three and six-month periods ended June 30, 2006 was 35.92% and 34.81%, respectively.
Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at June 30, 2006. Westernbank operates through a network of 55 bank branches (including 20 Expresso of Westernbank branches) located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 13 in the San Juan metropolitan area, 7 in the Northeastern region, and 2 in the Eastern region, and a website on the Internet. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates five other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 and its newest division, Westernbank International Trade Services, established during the first quarter of year 2006, a division which specializes in international trade products and services. Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at June 30, 2006 and December 31, 2005, and for the three and six month periods ended June 30, 2006 and 2005, were not significant.
Westernbank seeks to differentiate itself from other banks by focusing on customer relationships and personalized service, offering customers direct access to senior management. As part of this strategy, Westernbank strives to make fast and effective decisions locally. Westernbank’s branches offer modern facilities with advanced technology and remain open to customers for longer hours compared to many other local banks, with a number of branches offering both Saturday and Sunday hours. In addition, Westernbank trains its employees to promote an effective and customer-focused sales culture. Westernbank is one of the fastest-growing commercial banks in Puerto Rico, increasing both total assets and loans at an average annual growth rate of over 28.80% for the last five fiscal years. The Company has achieved this growth while consistently maintaining a combined delinquency ratio on all loan portfolios for the categories of 60 days and over below 1.00%.

The Company continues to emphasize growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending. As a result, the Company’s asset composition is mainly composed of assets with shorter maturities and greater repricing flexibility. At June 30, 2006, commercial real estate, commercial, industrial and agricultural, and construction loans were $6.40 billion or 78.19% (82.70% of which are collateralized by real estate) and consumer loans were $819.4 million or 10.02% (61.34% of which are collateralized by real estate) of the $8.18 billion loan portfolio-net. Investment securities, excluding money market instruments of $970.6 million, totaled $7.00 billion at June 30, 2006. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 84% of its loans collateralized by real estate as of June 30, 2006.
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
The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of Westernbank’s division known as Westernbank International. Other operations of the Company, not reportable in either segment, include Westernbank Business Credit Division; Westernbank Trust Division; Westernbank International Trade Services Division; SRG Net, Inc.; Westernbank Insurance Corp.; Westernbank World Plaza, Inc.; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly-owned subsidiaries.

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
Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. At June 30, 2006 and December 31, 2005, and for the three and six month periods ended June 30, 2006 and 2005, substantially all of Westernbank International’s business activities consisted of investments in securities of and loans to entities located in the United States of America. At June 30, 2006, Westernbank International had $335.6 million in loans receivable-net of which $76.1 million were foreign loans.
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
The following Management’s Discussion and Analysis gives effect to the restatement of the condensed consolidated financial statements for the three and six months ended June 30, 2005, as discussed in Note 14 to the condensed consolidated financial statements included in Item I.
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
At June 30, 2006, driven by significant increases in W Holding’s loan portfolio, total assets ended at $16.65 billion. Total assets grew $503.1 million or 3.11%, from $16.15 billion at December 31, 2005, principally driven by the growth of $363.9 million or 4.66% in the Company’s loan portfolio-net. Loans receivable-net, increased from $7.82 billion at December 31, 2005, to $8.18 billion at June 30, 2006, as a result of the Company’s continued strategy of growing its loan portfolio through commercial real estate collateralized, construction and land acquisition, asset-based and other industrial and agricultural commercial loans. The Company has continued to shift and reposition its balance sheet by placing emphasis on growing its floating rate loans, so as to lessen the impact of margin compression, while remaining on the sideline on the investment side until investment opportunities arise. At June 30, 2006, short-term money market instruments increased by $166.9 million or 20.77%, from $803.7 million at December 31, 2005, to $970.6 million at June 30, 2006.
Loans receivable-net, grew $363.9 million or 4.66%, to $8.18 billion at June 30, 2006, compared to $7.82 billion at December 31, 2005. This increase reflects the Company’s emphasis on continued growth in its variable rate loan portfolio mainly through commercial real estate collateralized and commercial, industrial and agricultural (“Commercial and C&I”) and construction loans. As a result, commercial real estate collateralized loan portfolio increased from $4.26 billion as of December 31, 2005, to $4.63 billion as of June 30, 2006, an increase of $371.7 million or 8.73%. Commercial, industrial and agricultural loan portfolio, increased from $1.01 billion at December 31, 2005, to $1.11 billion at June 30, 2006, up by $93.1 million or 9.19%. Construction loans increased from $505.8 million at December 31, 2005, to $657.5 million at June 30, 2006, up by $151.7 million or 30%.
Stockholders’ equity increased by $24.0 million or 2.01%, to $1.22 billion as of June 30, 2006, compared to December 31, 2005. Such increase resulted principally from the combination of the net income of $57.1 million generated during the six months ended June 30, 2006 and proceeds from the exercise of stock options of $1.1 million, partially offset by dividends declared during the same period of $15.6 million and $18.5 million on the Company’s common and preferred shares, respectively.
The Company has continued to manage its interest rate risk and operating expenses. The efficiency ratio for the three and six month periods ended June 30, 2006 was 35.92% and 34.81%, respectively.
Net income for the three months ended June 30, 2006, decreased to $21.7 million or $0.08 earnings per basic common share ($0.07 on a diluted basis), down $30.3 million or 58.21%, when compared to $52.0 million or $0.26 earnings per basic common share ($0.25 on a diluted basis)

for the same period in 2005. Net income for the second quarter of 2006 was impacted by a decrease of $3.2 million or 4.02% in net interest income as a result of a flat-to-inverted yield curve, a $13.3 million increase in the provision for the loan losses, a decrease of $13.5 million in noninterest income due to a negative variance of $13.9 million on net gain on derivative instruments and an increase of $3.1 million in noninterest expenses, partially offset by a decrease of $2.8 million in the provision for income taxes.
Net income for the six months ended June 30, 2006, decreased to $57.1 million or $0.24 earnings per basic common share ($0.23 on a diluted basis), down $40.7 million or 41.60%, when compared to $97.8 million or $0.48 earnings per basic common share ($0.47 on a diluted basis) for the same period in 2005. Net income for the six months ended June 30, 2006 was impacted by a decrease of $3.0 million in net interest income as a result of a flat-to-inverted yield curve, a $14.3 million increase in the provision for loan losses, a decrease of $10.1 million in noninterest income due to a negative variance of $12.0 million on net gain on derivative instruments, an increase of $8.2 million in noninterest expenses and an increase of $5.2 million in the provision for income taxes.
For the three and six month periods ended June 30, 2005, the Company recorded a noninterest income of $10.3 million ($6.3 million, net of taxes) and $5.7 million ($3.5 million, net of taxes), respectively, mainly as a result of the change in the fair value during the period of certain interest rate swaps on a portion of the Company’s brokered CDs. On January 3, 2006, the Company re-designated most of these interest rate swaps utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the brokered CDs) and the interest rate swaps are recorded through earnings.
Income available to common stockholders for the three and six month periods ended June 30, 2006, decreased to $12.5 million and $38.7 million, down $30.3 million and $40.6 million, respectively, when compared to $42.8 million and $79.3 million for the same periods in 2005.
The return on assets (ROA) and the return on common stockholders’ equity (ROCE) for the quarter ended June 30, 2006, were 0.52% and 7.32%, respectively, as compared to 1.38% and 27.95% reported for the same quarter in 2005. For the six months ended June 30, 2006, the ROA and ROCE were 0.70% and 11.47%, respectively, compared to 1.32% and 26.51%, for the same period in 2005.
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

Net interest income for the second quarter ended June 30, 2006, decreased by $3.2 million, from $79.1 million for the same quarter in 2005. Such decrease is mainly the result of a flat-to- inverted yield curve and the fact that the upward repricing of the Company’s interest-earning assets continues to lag behind the increase in the cost of funds of its interest-bearing liabilities. Even though there was a $15.8 million positive volume variance, this was entirely offset by a $19.0 million negative rate variance. For the six months ended June 30, 2006, net interest income decreased from $157.5 million to $154.5 million, a decrease of $3.0 million or 1.91%. For the six months ended June 30, 2006, there was a $31.1 million positive volume variance, which was completely offset by a $34.1 million negative rate variance. As explained before, these decreases are the result of a flat-to-inverted yield curve and the fact that the upward repricing of the Company’s interest-earning assets continues to lag behind the increase in the cost of funds of its interest-bearing liabilities. For the three and six month periods ended June 30, 2006, average net interest-earning assets increased by $198.0 million or 22.36% and $129.2 million or 13.43%, respectively, when compared to same periods in 2005.
Average interest-earning assets for the second quarter of 2006 increased by $1.45 billion or 9.78%, compared to the same quarter in year 2005. The average loan portfolio increased by $1.46 billion or 21.65%, particularly in the Commercial and C&I and in the construction loan portfolios. The average investment securities, excluding short-term money market instruments, increased by $284.8 million or 4.58%, primarily in short-term tax-exempt securities, such as U.S. Government Agencies discount notes, while average mortgage-backed securities and average money market instruments decreased by $101.4 million or 12.82% and $193.8 million or 18.28%, respectively. Changes in investment portfolios are attributable to the reinvestment on short-term tax-exempt securities, specifically U.S. Government Agencies discount notes, as part of management’s strategy of growing the Company’s tax exempt interest income.
For the six months ended June 30, 2006, average interest-earning assets increased by $1.56 billion or 10.69%. The average loan portfolio increased by $1.57 billion or 24.06%, particularly in the Commercial and C&I and in the construction loan portfolios. The average investment securities, excluding short-term money market instruments, increased by $350.3 million or 5.67%, primarily in short-term tax exempt securities, such as U.S. Government and agencies discount notes, as explained before, while average mortgage-backed securities and average money market instruments decreased by $158.5 million or 19.73% and $204.6 million or 19.42%, respectively.
The average yield earned in interest-earning assets increased 73 basis points from 5.27%, to 6.00%, and 77 basis points from 5.16%, to 5.93%, for the three and six months ended June 30, 2006, respectively, when compared to same periods in prior year. The increase in the average yield for the quarter and six months ended June 30, 2006 was mainly due to higher average yields earned on the loan portfolio, higher reinvestment rates on matured and called securities and higher yields earned on money market instruments. The increase in the average yield earned on the loan portfolio was due to new higher yielding loans and the re-pricing of existing floating rate Commercial and C&I loans. During the last four quarters ended June 30, 2006, the Federal Reserve has increased the discount rate by 200 basis points reflected equally on the Prime Rate, an index used by the Bank to re-price most of its floating rate loans.

For the quarter ended June 30, 2006, the Company’s overall cost of funds increased 109 basis points, from 3.33%, to 4.42%, when compared to the same quarter in 2005. This increase was due to a general increase in the cost of funding sources of the Company. The average interest rate paid on deposits increased by 91 basis points, from 3.17% for the second quarter of 2005, to 4.08% for the same period in 2006. The average interest rate paid on federal funds purchased and repurchase agreements increased by 137 basis points, from 3.49% for the quarter ended June 30, 2005, to 4.86% for the same period in 2006. The average interest rate paid on Advances from FHLB also increased by 142 basis points, from 3.90% for the quarter ended June 30, 2005, to 5.32% for the same period in 2006.
For the six months ended June 30, 2006, the overall cost of funds increased 110 basis points, from 3.19% for the six months ended June 30, 2005, to 4.29% for the six months ended June 30, 2006. The average interest rate paid on deposits increased by 89 basis points, from 3.06% for the six months ended June 30, 2005, to 3.95% for the same period in 2006. Average interest rates paid on federal funds purchased and repurchase agreements increased 142 basis points, from 3.31% for the six months ended June 30, 2005, to 4.73% for the six months ended June 30, 2006. The average interest rate paid on advances from the Federal Home Loan Bank increased 121 basis points, from 3.92% for the six months ended June 30, 2005, to 5.13% for the same period in 2006.
On a linked quarter comparison, the average yield earned in interest-earning assets increased 14 basis points, from 5.86% for the first quarter of year 2006. As explained before, the increase in the average yield for the second quarter of 2006 was mainly due to higher average yields earned on the loan portfolio, higher reinvestment rates on matured and called securities and higher yields earned on money market instruments. Meanwhile, the Company’s overall cost of funds increased 27 basis points, from 4.15% for the first quarter of year 2006, to 4.42% for the second quarter of year 2006. The increase in the overall cost of funds was due to a general increase in the cost of funding sources of the Company.
The strong growth in average interest-earning assets between both periods was in part offset by increases in the average interest-bearing liabilities of $1.25 billion or 8.98%, and $1.43 billion or 10.49%, for the three and six months ended June 30, 2006, respectively. Deposits grew on average by $1.44 billion or 19.80%, and $1.69 billion or 24.45%, during the three and six months ended June 30, 2006, respectively, while other borrowings (federal funds purchased, repurchase agreements and advances from FHLB) in average decreased by $192.8 million or 2.91%, and $261.3 million or 3.90%, for the same periods, respectively.
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

	Three Months Ended June 30,
	2006			2005
			Annualized			Annualized
		Average	Average		Average	Average
	Interest	Balance (1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$160,358	$8,189,665	7.85%	$114,904	$6,732,074	6.85%
Investment securities (3)	65,721	6,497,666	4.06	61,314	6,212,828	3.96
Mortgage-backed securities (4)	7,180	689,790	4.18	8,492	791,230	4.30
Money market instruments	9,698	865,772	4.49	9,690	1,059,566	3.67

Total	242,957	16,242,893	6.00	194,400	14,795,698	5.27

Interest-bearing liabilities:
Deposits	88,844	8,723,957	4.08	57,474	7,281,943	3.17
Federal funds purchased and repurchase agreements	76,058	6,273,569	4.86	55,998	6,438,876	3.49
Advances from FHLB	2,147	161,890	5.32	1,841	189,419	3.90

Total	167,049	15,159,416	4.42	115,313	13,910,238	3.33

Net interest income	$75,908			$79,087

Interest rate spread			1.58%			1.94%

Net interest-earning assets		$1,083,477			$885,460

Net yield on interest-earning assets (5)			1.87%			2.14%

Ratio of interest-earning assets to interest-bearing liabilities		107.15%			106.37%

Tax equivalent spread:
Interest-earning assets	$242,957	$16,242,893	6.00%	$194,400	$14,795,698	5.27%
Tax equivalent adjustment	2,154	—	0.05	10,714	—	0.29

Interest-earning assets - tax equivalent	245,111	$16,242,893	6.05	205,114	$14,795,698	5.56

Interest-bearing liabilities	167,049	$15,159,416	4.42	115,313	$13,910,238	3.33

Net interest income	$78,062			$89,801

Interest rate spread			1.63%			2.23%

Net yield on interest - earning assets (5)			1.93%			2.43%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude non-performing loans. Loan fees, net amounted to $4.2 million, and $4.6 million for the three-months ended June 30, 2006 and 2005, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Annualized net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2006			2005
			Annualized			Annualized
		Average	Average		Average	Average
	Interest	Balance (1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$310,177	$8,087,812	7.73%	$214,568	$6,519,148	6.64%
Investment securities (3)	130,615	6,532,694	4.03	121,992	6,182,362	3.98
Mortgage-backed securities (4)	14,458	644,894	4.52	17,265	803,377	4.33
Money market instruments	18,635	848,782	4.43	18,886	1,053,332	3.62

Total	473,885	16,114,182	5.93	372,711	14,558,219	5.16

Interest-bearing liabilities:
Deposits	168,322	8,593,379	3.95	104,744	6,905,298	3.06
Federal funds purchased and repurchase agreements	146,888	6,264,628	4.73	106,677	6,494,711	3.31
Advances from FHLB	4,207	165,314	5.13	3,822	196,508	3.92

Total	319,417	15,023,321	4.29	215,243	13,596,517	3.19

Net interest income	$154,468			$157,468

Interest rate spread			1.64%			1.97%

Net interest-earning assets		$1,090,861			$961,702

Net yield on interest-earning assets (5)			1.93%			2.18%

Ratio of interest-earning assets to interest-bearing liabilities		107.26%			107.07%

Tax equivalent spread:
Interest-earning assets	$473,885	$16,114,182	5.93%	$372,711	$14,558,219	5.16%
Tax equivalent adjustment	8,541	—	0.11	23,684	—	0.33

Interest-earning assets - tax equivalent	482,426	$16,114,182	6.04	396,395	$14,558,219	5.49

Interest-bearing liabilities	319,417	$15,023,321	4.29	215,243	$13,596,517	3.19

Net interest income	$163,009			$181,152

Interest rate spread			1.75%			2.30%

Net yield on interest - earning assets (5)			2.04%			2.51%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude non-performing loans. Loan fees, net amounted to $8.4 million, and $9.7 million for the six-months ended June 30, 2006 and 2005, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Annualized net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and changes in interest rates.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 vs. 2005			2006 vs. 2005
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans	$27,058	$18,396	$45,454	$56,688	$38,921	$95,609
Investment securities (1)	2,856	1,551	4,407	6,987	1,636	8,623
Mortgage-backed securities (2)	(1,062)	(250)	(1,312)	(3,594)	787	(2,807)
Money market instruments	(1,951)	1,959	8	(4,049)	3,798	(251)

Total increase in interest income	26,901	21,656	48,557	56,032	45,142	101,174

Interest expense:
Deposits	12,721	18,649	31,370	29,009	34,569	63,578
Federal funds purchased and repurchase agreements	(1,398)	21,458	20,060	(3,633)	43,844	40,211
Advances from FHLB	(203)	509	306	(408)	793	385

Total increase in interest expense	11,120	40,616	51,736	24,968	79,206	104,174

Increase (decrease) in net interest income	$15,781	$(18,960)	$(3,179)	$31,064	$(34,064)	$(3,000)

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
Provision For Loan Losses
The provision for loan losses amounted to $18.3 million for the second quarter of 2006, up by $13.3 million, from $5.0 million for the same period in 2005. For the six months ended June 30, 2006, the provision for loan losses amounted to $25.3 million, up by $14.3 million, from $11.0 million for the six months ended June 30, 2005. The allowance for loan losses reached $108.5 million as of June 30, 2006. The increase in the provision for loan losses for both periods is attributable to the following factors: first, the overall growth in the Company’s loan portfolio, mainly those of its Commercial and C&I loans; and second, to higher non-performing loans and net loans charged-off during the period, principally in the loan portfolio of the Company’s asset-based lending division.
Commercial and C&I loans portfolio grew to $5.74 billion at June 30, 2006, an increase of $464.8 million or 8.81%, when compared to December 31, 2005. On a year-to-year basis, the Commercial and C&I loans portfolio grew $1.20 billion or 26.49%, from $4.54 billion at June 30, 2005. Westernbank Business Credit loans portfolio grew to $1.42 billion at June 30, 2006, an increase of $156.4 million or 12.37% when compared to December 31, 2005, and an increase of $296.5 million or 26.37% when compared to June 30, 2005.

The provision for loan losses for the asset-based-lending division increased by $23.2 million and $25.0 million, for the three and six months ended June 30, 2006, respectively, when compared to same periods in 2005. Such increase is mainly attributable to two factors. First, the increase in the division portfolio from $1.12 billion at June 30, 2005, to $1.26 billion at December 31, 2005, to $1.42 billion at June 30, 2006. Second, the classification of three loans of the division’s loan portfolio with outstanding principal balances of $40.6 million, $16.5 million and $9.8 million at June 30, 2006. At June 30, 2006, these loans required valuation allowances as follows: $16.2 million for the $16.5 million loan, $8.1 million for the $40.6 million loan and $2.2 million for the $9.8 million loan. These loans are current but have shortfalls in the financial conditions of the borrowers. The average yield of Westernbank Business Credit loan portfolio at June 30, 2006, was 8.88%.
The provision for loan losses for the consumer loan portfolio for the three and six months ended June 30, 2006 increased by $767,000 and $114,000, respectively, when compared to same periods in 2005. The increase was mainly due to an increase in the delinquency levels of the consumer loan portfolio. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 23 basis points, to 1.58% at June 30, 2006, when compared to 1.35% for the comparable period last year. The increase was principally attributable to consumer loans past due over 60 days which are collateralized by real estate properties. At June 30, 2006, the Expresso of Westernbank loan portfolio decreased to $135.2 million from $139.6 million at June 30, 2005. The Expresso of Westernbank’s loan portfolio shows lower net charge-offs as a result of management’s strategy of stabilizing loan losses and increasing the overall rates charged on the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans.
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
At June 30, 2006, the allowance for loan losses was $108.5 million or 1.31% of total loans, and 120.35% of total non-performing loans (reserve coverage), compared to an allowance for loan losses at December 31, 2005, of $92.4 million or 1.17% of total loans, and 144.39% of total non-performing loans. The decrease in the allowance for loan losses to total non-performing loans was mainly due to the increase in commercial non-performing loans, mainly secured by real estate, accounts receivable and inventories.
Net loans charged-off in the second quarter of 2006 were $6.1 million or 0.30% (annualized) to average loans, an increase of $2.6 million or 73.92%, when compared to $3.5 million or 0.20% (annualized) to average loans for the same period in 2005. The increase in loans charged-off for the second quarter of 2006 when compared to the same quarter in 2005, is mainly attributed to an increase of $3.0 million in Commercial and C&I loans charged-off. Such increase is principally due to a $2.0 million charge-off of one reserved loan of the Company’s asset-based-lending division that was acquired in the original purchased loan portfolio in 2001.

Consumer loan charge-offs in the second quarter of 2006 were $2.9 million, an improvement of $446,000, when compared to the same quarter in 2005. Such improvement is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division decreased slightly from $2.4 million for the second quarter of 2005, to $2.2 million for same period in 2006. Management’s strategy of stabilizing loan losses and increasing the overall rates charged on the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans, has resulted in lower levels in net charge-offs and a higher yield loan portfolio. At June 30, 2006, the Expresso of Westernbank loan portfolio remained relatively unchanged at $135.2 million, when compared to $135.0 million at December 31, 2005. On a year-to-year basis, the Expresso of Westernbank loan portfolio decreased by $4.4 million, from $139.6 million at June 30, 2005. The average yield of the Expresso of Westernbank loan portfolio was 22.65% at June 30, 2006. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at June 30, 2006, already accounts for 18% of the outstanding balance.
For the six months ended June 30, 2006, net loan charge-offs amounted to $9.2 million or 0.23% (annualized) to average loans, an increase of $2.6 million, when compared to $6.6 million or 0.20% (annualized) to average loans in 2005. The increase in loans charged-off for the six months ended June 30, 2006, when compared to the same period in 2005, is mainly attributable to an increase of $5.5 million in Commercial and C&I loans charged-off. Such increase is principally due to charge-offs for an aggregate amount of $4.3 million recorded during the first and second quarter of 2006 on one reserved loan of the Company’s asset-based-lending division that was acquired in the original purchased loan portfolio in 2001, as explained before.
Consumer loan charge-offs for the six months ended June 30, 2006 were $5.1 million, an improvement of $1.1 million, when compared to $6.2 million in the same period in 2005. Such improvement is principally attributable to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division decreased from $4.5 million for the six months ended June 30, 2005, to $3.9 million for same period in 2006, a decrease of $630,000. As explained before, these are the result of management’s strategy of stabilizing loan losses and increasing the overall rates charged of the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans.
Non-performing loans stand at $90.1 million or 1.09% of the total loan portfolio at June 30, 2006, an increase of $26.1 million or 40.82%, when compared to $64.0 million or 0.81% of the total loan portfolio at December 31, 2005. The increase is primarily attributable to two loans of the Company’s asset-based-lending division, with outstanding principal balances of $16.5 million and $14.1 million at June 30, 2006. Both loans are current but have shortfalls in the financial conditions of the borrowers. At June 30, 2006, the $16.5 million and the $14.1 million loans have a valuation allowance of $16.2 million and $4.9 million, respectively. During the six months ended June 30, 2006, five loans that were in non-performing status at December 31, 2005, all of them with the same borrower and an aggregate outstanding principal balance of $8.4 million, were collected.

The Company’s combined delinquency on all portfolios for the categories of 60 days and over was 0.78% (less than 1%), at June 30, 2006, an increase of 13 basis points when compared to 0.65% (less than 1%), at June 30, 2005. The increase in the combined delinquency ratio arises from delinquent loans of the Commercial, C&I and construction loan portfolios, mainly in loans collateralized by real estate properties.
The delinquency ratio on the Commercial, C&I and construction loan portfolios for the categories of 60 days and over, increased 10 basis points to 0.77% (less than 1%), when compared to 0.67% (less than 1%), reported for the year ago period. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 23 basis points, to 1.58% at June 30, 2006, when compared to 1.35% for the comparable period last year. The increases in both delinquency ratios are principally attributable to Commercial, C&I loans and consumer loans past due over 60 days which are collateralized by real estate properties.
On a linked quarter comparison, the Company’s combined delinquency on all portfolios for the categories of 60 days and over increased by 13 basis points, from 0.65% (less than 1%) at March 31, 2006. As explained before, the increase in the combined delinquency ratio arises from delinquent loans of the Commercial, C&I and construction loan portfolios, mainly in loans collateralized by real estate properties. The delinquency ratio on the Commercial, C&I and construction loan portfolios for the categories of 60 days and over increased 11 basis points from 0.66% (less than 1%), at March 31, 2006. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 25 basis points when compared to 1.33% at March 31, 2006. As explained in the above paragraph, the increase in the consumer loan portfolio delinquency ratio on a linked quarter comparison is attributable to consumer loans past due over 60 days which are collateralized by real estate properties.
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of various conditions as the existing general economic and business conditions affecting key lending areas; terms, nature and volume of the portfolio, credit quality trends including trends in non-performing loans expected to result from existing conditions, evaluation of the collectibility of the loan portfolio, collateral values, credit concentrations, trends in historical loss experience, specific impaired loans and delinquency trends, among other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s allowance for loan losses as its loan portfolio grows and diversifies. See “— Financial Condition — Allowance for Loan Losses” herein.
Noninterest Income
Noninterest income decreased $13.5 million or 63.93% for the three month period ended June 30, 2006, when compared to the same period in 2005. This decrease was mainly due to a negative variance of $13.9 million in net gain (loss) in derivative instruments, as a result of the mark to market of such positions. On January 3, 2006, the Company re-designated most of its interest rate swaps relating to its brokered certificates of deposit (“brokered CDs”) utilizing the “long-haul” method of SFAS No. 133. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the brokered CDs) and the interest rate swaps are recorded through earnings. Also, during the quarter ended June 30, 2006, management concluded that $21.6 million of its investments in Puerto Rico Government Obligations (“PRGO’s”) were other-than-temporarily impaired and recorded a loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. The decreases were partially offset by an increase of $1.4 million on service fees, and other fees and commissions for the second quarter of 2006, when compared to $7.9 million for the same period in 2005. Such increase was mainly due to higher activity associated with other fees resulting from the Company’s overall growing volume of business and fees generated by the Company’s asset-based lending operation.
For the six month period ended June 30, 2006, noninterest income decreased $10.1 million or 37.42%, when compared to the same period in 2005. The decrease was mainly due to a negative variance of $12.0 million on net gain (loss) on derivative instruments and an other-than-temporary impairment loss of $1.1 million in the PRGO’s, as previously explained. Such decreases were partially offset by an increase of $3.0 million on service fees, and other fees and commissions for the six months ended June 30, 2006, when compared to the same period in 2005. Such increase was mainly due to higher activity associated with other fees resulting from the Company’s overall growing volume of business and fees generated by the Company’s asset-based lending operation.
Noninterest Expenses
Total noninterest expenses increased $3.1 million or 11.26% for the three-month period ended June 30, 2006, and $8.2 million or 15.90% for the six-months ended June 30, 2006, when compared to the corresponding periods in 2005. Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $1.9 million or 16.09% for the second quarter of year 2006 and $4.8 million or 21.77% for the six-months ended June 30, 2006 compared to the corresponding periods in 2005. Such increases are attributable to the increases in personnel, normal salary increases and related employees benefits, principally attributed to the Company’s continued expansion in the San Juan Metropolitan area and its entrance to the east coast of Puerto Rico. On March 16, 2005, the Company opened its first mega branch in the eastern region of Puerto Rico, in the town of Humacao and on December 28, 2005, it opened its newest mega branch in the Condado area in the city of San Juan. Also, during the first quarter of year 2006, the Company established Westernbank International Trade Services, a division of Westernbank Puerto Rico that provides international trade products and services to customers. At June 30, 2006, the Company had 1,361 full-time employees, including its executive officers, an increase of 159 employees or 13.23% since June 30, 2005.
Noninterest expenses, other than salaries and employees’ benefits, increased by $1.2 million or 7.79% for the second quarter of 2006, and $3.4 million or 11.51% for the six months ended June 30, 2006. The increase resulted primarily from the additional investment in technology and general infrastructure to sustain and coordinate the Company’s growth and expansion in all of its business areas, mainly in the San Juan Metropolitan area and on the east coast of Puerto Rico.

The Company has maintained operating expenses at adequate levels and achieved an efficiency ratio of 34.81% for the six months ended June 30, 2006 and 35.92% for the second quarter of 2006, compared to 29.14% and 30.75% for the same periods in 2005. The change in the efficiency ratio in 2006 was mainly due to increases in non-interest expenses, combined with a decrease in net interest income and noninterest income, as previously explained.
Provision for Income Taxes
Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%, except for years 2005 and 2006, in which two transitory additional income taxes of 2.5% and 2% over net taxable income was imposed by the Government of Puerto Rico, effectively increasing the maximum statutory regular tax rate to 41.5% in 2005 and 43.5% in 2006. The provision for income taxes decreased $2.7 million or 1.77% for the three months ended June 30, 2006 and increased $5.2 million or 21.72% for the six-month period ended June 30, 2006, when compared to the same periods in 2005. The current provision for Puerto Rico income taxes increased $5.3 million or 43.48% for the three month period ended June 30, 2006 and $11.3 million or 48.56% for the six-month period ended June 30, 2006, when compared to the corresponding periods in 2005. The increase in the current provision for income taxes is attributed to three factors. First, on August 1, 2005, the Government of Puerto Rico approved Law No. 41 which imposes a transitory additional surtax of 2.5% over net taxable income. This transitory additional income tax is in effect for taxable years 2005 and 2006. This transitory income tax of 2.5% was initially recorded in the third quarter of 2005 and amounted to $1.8 million for the six months ended June 30, 2006. Second, on May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposes an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. Therefore, Westernbank is now subject to a maximum tax rate of 43.5%. This transitory income tax of 2% amounted to $1.4 million for the six months ended June 30, 2006. These transitory income taxes are of temporary nature and will end on December 31, 2006. Third, the increase in the Company’s taxable income derived from increases in the loan portfolio, has changed the proportion among exempt and taxable income and therefore increasing the Company’s effective tax rate.
The deferred credit for the three and six months ended June 30, 2006, increased by $8.0 million and $6.2 million, respectively, when compared to the same periods in prior year. Such increases are attributable to temporary differences in the recognition of certain items for tax and books, principally changes in the allowance for loan losses and in the fair value of derivative instruments. Even though the Company’s effective tax rate increased, it continues to be below the statutory rate.
Net Income
Net income for the three and six month periods ended June 30, 2006, decreased $30.3 million or 58.21%, and $40.7 million or 41.60%, respectively, to $21.7 million and $57.1 million, respectively, from $52.0 million and $97.8 million for the same periods in 2005. Net income for the second quarter of 2006 was impacted by a decrease of $3.2 million or 4.02% in net interest income as a result of a flat-to-inverted yield curve, a $13.3 million increase in the provision for loan losses, a decrease of $13.5 million in noninterest income due to a negative variance of $13.9 million on net gain (loss) on derivative instruments and an increase of $3.1 million in noninterest expenses, partially offset by a decrease of $2.8 million in the provision for income taxes.

For the six months ended June 30, 2006, net income was impacted by a decrease of $3.0 million in net interest income as a result of a flat-to-inverted yield curve, a $14.3 million increase in the provision for loan losses, a decrease of $10.1 million in noninterest income due to a negative variance of $12.0 million on net gain (loss) on derivative instruments, an increase of $8.2 million in noninterest expenses and an increase of $5.2 million in the provision for income taxes.
FINANCIAL CONDITION
The Company had total assets of $16.65 billion as of June 30, 2006, compared to $16.15 billion as of December 31, 2005, an increase of $503.1 million or 3.11%. Loans receivable-net, grew by $363.9 million or 4.66%, from $7.82 billion at December 31, 2005, to $8.18 billion at June 30, 2006, as a result of the Company’s continued strategy of growing its loan portfolio through commercial real estate collateralized, construction and land acquisition, asset-based and other commercial loans. The investment portfolio, excluding money market instruments, stands at $7.00 billion at June 30, 2006, a decrease of $74.4 million or 1.05%, in comparison to December 31, 2005. Money market instruments increased by $166.9 million or 20.77%, from $803.7 million at December 31, 2005, to $970.6 million at June 30, 2006. Changes in portfolios are attributable to the Company strategy to emphasize the growth of its loan portfolio, principally through floating rate loans, so as to lessen the impact of margin compression, while remaining on the sideline on the investment side until investment opportunities arise.
As of June 30, 2006, total liabilities amounted to $15.44 billion, an increase of $479.1 million or 3.20%, when compared to $14.96 billion as of December 31, 2005. Deposits increased $445.6 million or 5.32%, from $8.38 billion as of December 31, 2005, to $8.82 billion as of June 30, 2006. Repurchase agreements increased by $54.0 million or 0.86%, from $6.26 billion at December 31, 2005, to $6.31 billion at June 30, 2006, while Advances from FHLB decreased by $15.0 million or 8.72%, from $172.0 million at December 31, 2005, to $157.0 million at June 30, 2006.
Stockholders’ equity increased by $24.0 million or 2.01%, to $1.22 billion as of June 30, 2006, when compared to December 31, 2005. Such increase resulted principally from the combination of the net income of $57.1 million generated during the six months ended June 30, 2006 and proceeds from the exercise of stock options of $1.1 million, partially offset by dividends declared during the same period of $15.6 million and $18.5 million on the Company’s common and preferred shares, respectively.
Loans
Loans receivable-net, were $8.18 billion or 49.11% of total assets at June 30, 2006, an increase of $363.9 million or 4.66%, when compared to $7.82 billion or 48.39% of total assets at December 31, 2005.
The Company continues to focus on growing its commercial loans portfolio through commercial real estate, construction and land acquisition, asset-based and other commercial loans. As a result, the commercial real estate mortgage loan portfolio increased $371.7 million or 8.73%, from $4.26 billion at December 31, 2005, to $4.63 billion at June 30, 2006. The commercial, industrial and agricultural loan portfolio was

$1.11 billion as of June 30, 2006, an increase of $93.1 million or 9.19%, from $1.01 billion at December 31, 2005. The residential real estate-mortgage loan portfolio, decreased from $1.30 billion as of December 31, 2005, to $1.07 billion as of June 30, 2006. Consumer and other loans portfolio, including credit cards and loans on deposits decreased from $830.4 million at December 31, 2005, to $819.4 million at June 30, 2006.
Westernbank’s commercial real estate and other loans are primarily variable and adjustable rate products. Commercial loan originations come from existing customers as well as through direct solicitation and referrals. Westernbank offers different types of consumer loans, including secured and unsecured products, in order to provide a full range of financial services to its retail customers. In addition, Westernbank offers VISA TM and MasterCard TM accounts to its customers.
During the last five fiscal years, loans have grown at an average annualized rate of 28.80%. As of June 30, 2006, Commercial, C&I and construction loans were 78.19% (82.70% of which is collateralized by real estate) and consumer loans were 10.02% (61.34% of which is collateralized by real estate) of the $8.18 billion loan portfolio-net. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 84% of its loans collateralized by real estate as of June 30, 2006. At June 30, 2006, Westernbank Business Credit, our asset-based lending division had commercial loans principally secured by real estate (46%), accounts receivable, inventory and equipment amounting to $1.42 billion and the Expresso of Westernbank (generally unsecured consumer lending) division’s loan portfolio amounted to $135.2 million. At June 30, 2006, the average yield on Westernbank Business Credit division asset-based loan portfolio was 8.88%, while for the Expresso of Westernbank division’s loan portfolio, the average yield was 22.65%.

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate — mortgage (1)	$4,631,989	56.6%	$4,260,258	54.5%
Residential real estate — mortgage (2)	1,072,979	13.1	1,298,535	16.6
Construction — mortgage	657,502	8.1	505,760	6.5
Commercial, industrial and agricultural (1)	1,106,151	13.5	1,013,092	13.0
Consumer and others (3) (4)	819,366	10.0	830,384	10.6

Total loans	8,287,987	101.3	7,908,029	101.2
Allowance for loan losses	(108,462)	(1.3)	(92,406)	(1.2)

Loans — net	$8,179,525	100.0%	$7,815,623	100.0%

(1)	Includes $1.42 billion and $1.26 billion at June 30, 2006 and December 31, 2005, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico mainly secured by mortgages on one-to-four family residential properties with an outstanding principal balance of $1.02 billion and $1.14 billion at June 30, 2006 and December 31, 2005, respectively.

(3)	Includes $135.2 million and $135.0 million of the Expresso of Westernbank division outstanding loans at June 30, 2006 and December 31, 2005, respectively.

(4)	Includes $502.6 million and $552.0 million collateralized by real estate at June 30, 2006 and December 31, 2005, respectively.
Residential real estate mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At June 30, 2006, residential mortgage loans included $1.02 billion in commercial loans mainly secured by individual mortgages on one-to-four family residential properties to two mortgage originator groups in Puerto Rico and $27.2 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.
Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $940.4 million in one mortgage originator group in Puerto Rico at June 30, 2006. In addition, Westernbank has outstanding $77.8 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $1.02 billion at June 30, 2006. These commercial loans are secured by 12,960 individual mortgage loans on residential and commercial real estate with an average principal balance of $78,500. Westernbank’s historical experience with the mortgage originator groups is that they have paid these loans in accordance with their terms. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its loan portfolio until they are paid in full.
As previously announced, on June 30, 2006, Westernbank entered into an agreement to restructure the terms of the original transactions of the $940.4 million lending relationship described above. The agreement eliminated the recourse provisions on the underlying loans, terminated the counterparties’ call rights, converted the return from variable to a fixed rate, and resulted in a net compensation of $25.8 million to Westernbank. One of the announced purposes of that transaction was to give Westernbank the ability to use sale accounting treatment. However, because most of the individual mortgage loans were originally transferred to the ultimate transferor within the mortgage originator group by two of its affiliates, the Company has not been able to obtain persuasive evidence that the transfers of loans from the affiliates to the entity that subsequently transferred the loans to Westernbank met all the criteria for sale accounting under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the Company continues to present these transactions as commercial loans secured by real estate mortgages. The net compensation of $25.8 million received by Westernbank in connection with the June 30, 2006 transaction will be amortized over the remaining life of these loans as a yield adjustment.

Westernbank originated $862.1 million of commercial real estate — mortgage loans, including asset-based and construction loans, during the six month period ended June 30, 2006. At June 30, 2006, commercial real estate — mortgage loans totaled $4.63 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans, mainly in Canada and in the United Kingdom, amounted to $76.1 million at June 30, 2006. These loans are denominated in U.S. dollars. At June 30, 2006, the Company maintained its status as a secured lender, with approximately 84% of its loans collateralized by real estate.
The portfolio of Consumer and other loans at June 30, 2006, consisted of consumer loans of $819.4 million, of which $502.6 million are secured by real estate, $284.3 million are unsecured consumer loans (consisting of $110.9 million of Expresso of Westernbank division unsecured loan portfolio, credit card loans of $48.9 million and other consumer loans of $124.5 million) and loans secured by deposits in Westernbank totaling $32.5 million.
The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at June 30, 2006. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		MATURITIES
			After one year to five years		After five years
		(In thousands)
	Balance
	outstanding at	One year or	Fixed interest	Variable interest	Fixed interest	Variable interest
	June 30, 2006	less	rates	rates	rates	rates
Commercial real estate — mortgage	$4,631,989	$1,351,213	$466,410	$794,418	$143,795	$1,876,153
Residential real estate — mortgage(1)	1,072,979	8,166	46,629	9	978,137	40,038
Construction — mortgage	657,502	330,354	—	327,148	—	—
Commercial, industrial and agricultural	1,106,151	454,692	56,743	529,917	12,911	51,888
Consumer and others	819,366	130,750	174,276	9,282	84,023	421,035

Total	$8,287,987	$2,275,175	$744,058	$1,660,774	$1,218,866	$2,389,114

(1)	Includes fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico mainly secured by mortgages on one-to-four family residential properties with an outstanding principal balance of $1.02 billion at June 30, 2006.

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
Westernbank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty-five years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30 year conforming mortgage loans are originated with the intent to sell. Westernbank has also granted loans, mainly secured by first mortgages on one-to-four residential properties, to mortgage originators in Puerto Rico.
Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of June 30, 2006, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.77% (less than 1%), compared to 0.85% (less than 1%) at December 31, 2005. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “Non-performing loans and foreclosed real estate held for sale”.

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
Westernbank offers the service of VISA TM and MasterCard TM credit cards. At June 30, 2006, there were approximately 22,117 outstanding accounts, with an aggregate outstanding balance of $48.9 million and unused credit card lines available of $85.5 million.
In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of June 30, 2006, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.58%, an increase of 45 basis points when compared to 1.13% at December 31, 2005. The increase in the delinquency ratio from 2005 to 2006 was mainly due to delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.
Westernbank has 84% of its loan portfolio as of June 30, 2006, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below 1% for both periods, being 0.78% at June 30, 2006, and 0.72% at December 31, 2005.
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
The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial real estate — mortgages and commercial, industrial and agricultural loans	$79,072	$55,585
Residential real estate mortgage and construction loans	1,973	2,125
Consumer loans	9,075	6,288

Total non-performing loans	90,120	63,998
Foreclosed real estate held for sale	4,725	4,137

Total non-performing loans and foreclosed real estate held for sale	$94,845	$68,135

Interest that would have been recorded if the loans had not been classified as non-performing	$5,929	$4,916

Interest recorded on non-performing loans	$1,784	$743

Total non-performing loans as a percentage of total loans at end of period	1.09%	0.81%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.57%	0.42%

Non-performing loans stand at $90.1 million or 1.09% of the total loan portfolio at June 30, 2006, an increase of $26.1 million or 40.82%, when compared to $64.0 million or 0.81% of the total loan portfolio at December 31, 2005. The increase is primarily attributed to two loans of the Company’s asset-based-lending division, with outstanding principal balances of $16.5 million and $14.1 million at June 30, 2006. Both loans are current but have shortfalls in the financial conditions of the borrowers. At June 30, 2006, the $16.5 million and the $14.1 million loans have a valuation allowance of $16.2 million and $4.9 million, respectively. During the six months ended June 30, 2006, five loans that were in non-performing status at December 31, 2005, all of them with the same borrower and an aggregate outstanding principal balance of $8.4 million, were collected.
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
At June 30, 2006, the allowance for loan losses was $108.5 million, consisting of $70.0 million formula allowance (general allowance) and $38.5 million of specific allowance. As of June 30, 2006, the allowance for loan losses equals 1.31% of total loans, compared with an allowance for loan losses at December 31, 2005, of $92.4 million or 1.17% of total loans.
As of June 30, 2006, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Six Months Ended				Year Ended
	June 30,				December 31,
	2006		2005		2005
	(Dollars in thousands)
Balance, beginning of year	$92,406		$80,066		$80,066

Loans charged-off:
Commercial real estate — mortgage and commercial, industrial and agricultural loans (1)	(6,965)		(1,491)		(8,233)
Residential real estate mortgage and construction loans	(3)		(63)		(121)
Consumer loans (2)	(5,124)		(6,184)		(13,809)

Total loans charged-off	(12,092)		(7,738)		(22,163)

Recoveries of loans previously charged-off:
Commercial real estate — mortgage and commercial, industrial and agricultural loans	1,702		224		1,008
Residential real estate mortgage and construction loans	65		76		212
Consumer loans (3)	1,131		814		2,283

Total recoveries of loans previously charged-off	2,898		1,114		3,503

Net loans charged-off	(9,194)		(6,624)		(18,660)

Provision for loan losses	25,250		11,000		31,000

Balance, end of period	$108,462		$84,442		$92,406

Ratios:
Allowance for loan losses to total loans at end of period	1.31%		1.17%		1.17%
Provision for loan losses to net loans charged-off	274.64%		166.06%		166.13%
Recoveries of loans to loans charged-off in previous period (4)	26.37	%(4)	10.12	%(4)	15.78%
Net loans charged-off to average total loans (5)	0.23	%(4)	0.20	%(4)	0.27%
Allowance for loan losses to non-performing loans	120.35%		202.68%		144.39%

(1)	Includes charge-offs of $4.3 million and $5.3 million of Westernbank Business Credit division for the six-month period ended June 30, 2006 and year ended December 31, 2005, respectively. Charge-offs consist of one reserved loan originally acquired in the purchased loan portfolio of the division on June 15, 2001.

(2)	Includes $3.9 million and $4.5 million of Expresso of Westernbank loans charged-offs for the six-month periods ended June 30, 2006 and June 30, 2005, respectively, and $9.8 million for the year ended December 31, 2005, respectively.

(3)	Includes $501,000 and $470,000 of Expresso of Westernbank loan recoveries for the six-month periods ended June 30, 2006 and June 30, 2005, respectively, and $1.1 million for the year ended December 31, 2005, respectively.

(4)	Net loans charged-off ratios are annualized for comparison purposes.

(5)	Average loans were computed using beginning and period-end balances.
Net loans charged-off in the second quarter of 2006 were $6.1 million or 0.30% (annualized) to average loans, an increase of $2.6 million or 73.92%, when compared to $3.5 million or 0.20% (annualized) to average loans for the same period in 2005. The increase in loans charged-off for the second quarter of 2006 when compared to the same quarter in 2005, is mainly attributed to an increase of $3.0 million in Commercial and C&I loans charged-off. Such increase is principally due to a $2.0 million charge-off of one reserved loan of the Company’s asset-based-lending division that was acquired in the original purchased loan portfolio in 2001.

Consumer loan charge-offs in the second quarter of 2006 were $2.9 million, an improvement of $446,000, when compared to the same quarter in 2005. Such improvement is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division decreased slightly from $2.4 million for the second quarter of 2005, to $2.2 million for same period in 2006. Management’s strategy of stabilizing loan losses and increasing the overall rates charged on the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans, has resulted in lower levels in net charge-offs and a higher yield loan portfolio. At June 30, 2006, the Expresso of Westernbank loan portfolio remained relatively unchanged at $135.2 million, when compared to $135.0 million at December 31, 2005. On a year-to-year basis, the Expresso of Westernbank loan portfolio decreased by $4.4 million, from $139.6 million at June 30, 2005. The average yield of the Expresso of Westernbank loan portfolio was 22.65% at June 30, 2006. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at June 30, 2006, already accounts for 18% of the outstanding balance.
For the six months ended June 30, 2006, net loan charge-offs amounted to $9.2 million or 0.23% (annualized) to average loans, an increase of $2.6 million, when compared to $6.6 million or 0.20% (annualized) to average loans in 2005. The increase in loans charged-off for the six months ended June 30, 2006, when compared to the same period in 2005, is mainly attributable to an increase of $5.5 million in Commercial and C&I loans charged-off. Such increase is principally due to charge-offs for an aggregate amount of $4.3 million recorded during the first and second quarters of year 2006 on one reserved loan of the Company’s asset-based-lending division that was acquired in the original purchased loan portfolio in 2001. In the fourth quarter of 2005, the Company recorded a charge-off of $5.3 million for this reserved loan.
Consumer loan charge-offs for the six months ended June 30, 2006 were $5.1 million, an improvement of $1.1 million, when compared to the same period in 2005. Such improvement is principally attributable to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division decreased from $4.5 million for the six months ended June 30, 2005, to $3.9 million for same period in 2006, a decrease of $630,000. As explained before, this is the result of management’s strategy of stabilizing loan losses and increasing the overall rates charged on the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans.
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

The following table presents the allocation of the allowance for loan losses, the loan portfolio composition percentage and the allowance coverage ratio in each category to total loans, as set forth in the “Loans” table on page 51:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Allowance for credit losses at end of period:

Commercial real estate — mortgage and commercial, industrial and agricultural loans (1)	$89,660	$72,723
Residential real estate mortgage and construction loans	2,954	3,275
Consumer loans (2)	13,370	14,430
Unallocated	2,478	1,978

Total allowance for loan losses	$108,462	$92,406

Loan portfolio composition percentages at end of period:

Commercial real estate — mortgage and commercial, industrial and agricultural loans	77.17%	66.68%
Residential real estate mortgage and construction loans	12.94%	22.82%
Consumer loans	9.89%	10.50%

Total loans	100.00%	100.00%

Allowance coverage ratio at period end:

Applicable to:

Commercial real estate — mortgage and commercial, industrial and agricultural loans	1.40%	1.38%
Residential real estate mortgage and construction loans	0.28%	0.18%
Consumer loans	1.63%	1.74%
Unallocated (as a percentage of total loans)	0.01%	0.03%

Total loans	1.31%	1.17%

(1)	Includes an allowance of $57.9 million and $30.0 million for Westernbank Business Credit loans at June 30, 2006 and December 31, 2005, respectively.

(2)	Includes an allowance of $8.5 million and $8.4 million for Expresso of Westernbank loans at June 30, 2006 and December 31, 2005, respectively.
The increase in the allowance for credit losses is mainly attributable to the overall growth in the Company’s loan portfolio, particularly those of its Commercial and C&I loans and to higher non-performing loans and net loans charged-off during the period, principally in the loan portfolio of the Company’s asset-based lending division.

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
The following table sets forth information regarding the investment in impaired loans:

	June 30, 2006	December 31, 2005
	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$99,524	$32,542
Do not require a valuation allowance	22,855	49,069

Total	$122,379	$81,611

Valuation allowance for impaired loans	$36,831	$14,185

	For the Six Months Ended
	June 30, 2006	June 30, 2005
	(In thousands)
Average investment in impaired loans	$76,729	$55,237

Interest collected and recognized as income on impaired loans	$6,272	$1,720

At June 30, 2006, the Company’s investment in impaired loans increased by $40.8 million or 49.95%, from $81.6 million at December 31, 2005, to $122.4 million at June 30, 2006. The net increase of $67.0 million on the investment in impaired loans covered by a valuation allowance is mainly due to the following factors; first: during the six months ended June 30, 2006, the Company classified three loans of its asset-based-lending division with outstanding principal balances of $16.5 million, $40.6 million and $9.8 million. At June 30, 2006, these loans required valuation allowances as follows; $16.2 million for the $16.5 million loan, $8.1 million for the $40.6 million loan and $2.2 million for the $9.8 million loan. These loans are current but have shortfalls in the financial conditions of the borrowers. The increase on the investment in impaired loans covered by a valuation allowance was partially offset by loans classified as impaired loans at December 31, 2005, that were either collected or charged-off during the six months ended June 30, 2006.

The investment in impaired loans that do not require a valuation allowance decreased by $26.2 million or 53.42% at June 30, 2006, when compared to December 31, 2005. Such decrease was also due to loans classified as impaired loans as of December 31, 2005, that were either collected or charged-off during the six months period ended June 30, 2006.
Investments
The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Investment Committee (composed of members of the Board of Directors, the Chief Executive Officer of the Company, the President and Chief Executive Officer of Westernbank, the President and Chief Investment Officer of the Company and the Chief Accounting Officer).
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
Federal funds sold and resell agreements amounted to $321.0 million and $610.5 million, respectively, at June 30, 2006. Federal funds sold mature the next business day, while resell agreements mature as follows: $60.5 million the next business day, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At June 30, 2006, the fair value of the underlying collateral amounted to $634.4 million.

The following table presents the carrying value of investments at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,263,934	$6,314,316
Puerto Rico Government and agencies obligations	11,661	31,824
Corporate notes	26,431	26,429
Mortgage-backed securities	677,849	701,456

Total	6,979,875	7,074,025

Available for sale:
Collateralized mortgage obligations (CMO’s)	—	185
Puerto Rico Government and agencies obligations	20,835	—
Equity securities — common stock	2,431	4,981

Total	23,266	5,166

Trading securities- mortgage-backed securities	1,608	—

Total investments	$7,004,749	$7,079,191

Mortgage-backed securities at June 30, 2006 and December 31, 2005, consist of:

	June 30,	December 31,
	2006	2005
	(In thousands)
Trading securities — GNMA certificates	$1,608	$—

Available for sale — CMO’s certificates issued or guaranteed by FNMA	—	185

Held to maturity:
GNMA certificates	7,602	8,082
FHLMC certificates	3,570	4,180
FNMA certificates	3,767	2,828
CMO’s certificates issued or guaranteed by FHLMC	588,215	607,659
CMO’s certificates issued or guaranteed by FNMA	74,695	78,707

Total held to maturity	677,849	701,456

Total mortgage-backed securities	$679,457	$701,641

At June 30, 2006, no investment of a single issuer (in aggregate balance) exceeded 10% of the consolidated stockholders’ equity.

The carrying amount of investment securities at June 30, 2006, by contractual maturity (excluding mortgage-backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$329,445	4.45%
Due after one year through five years	5,723,489	3.98
Due after five years through ten years	211,000	14.14

	6,263,934	4.01

Puerto Rico Government and agencies obligations:
Due within one year	2,991	5.00
Due after one year through five years	17,477	4.52
Due after five years through ten years	11,128	4.65
Due after ten years	900	4.90

	32,496	4.62

Other:
Due within one year	5,000	6.13
Due after ten years	21,431	8.33

	26,431	7.91

Total	6,322,861	4.03
Mortgage-backed securities	679,457	4.27
Equity securities	2,431	2.94

Total	$7,004,749	4.05%

The Company’s investment portfolio at June 30, 2006, had an average contractual maturity of 37 months, when compared to an average maturity of 44 months at December 31, 2005. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of June 30, 2006, had a remaining average maturity of 5 months. Under the present interest rate scenario, no single security may be called. However, no assurance can be given that such levels will be maintained in future periods.
The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and extent to which the fair value has been below its cost basis, the expectations for that security’s performance, the credit worthiness of the issuer, and the Company’s intention and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. During the quarter ended June 30, 2006, management concluded that certain held-to-maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21,615,000 were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade just below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20,552,000.

The Company’s investment portfolio as of June 30, 2006, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of June 30, 2006 and December 31, 2005. In addition, the Company does not have investments in residual tranches or any other securities involving high risk characteristics.
Except for the PRGO’s mentioned before, at June 30, 2006 and December 31, 2005, the significant unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflects a stable outlook. In addition, the held-to-maturity PRGO’s continue as investment grade as of June 30, 2006. Investment securities with prepayment provisions did not have significant unamortized premiums at June 30, 2006 and December 31, 2005. The unrealized gross losses of the investment securities available for sale and held to maturity amounted to $337.4 million and $224.9 million at June 30, 2006 and December 31, 2005, respectively, an increase of $112.5 million during the first six months of 2006. This increase was consistent with a rising trend in treasury yields. As of June 30, 2006, the 2 and 5 year Treasury Notes were yielding 5.15% and 5.09%, respectively, while at December 31, 2005 they were yielding 4.33% and 4.30%. These increases of 82 and 79 basis points, respectively, resulted in a significant change in the valuation of the Company’s portfolio with similar maturities.
Deposits
Westernbank offers a diversified choice of deposit accounts. At June 30, 2006, Westernbank had total deposits of $8.82 billion, of which $744.9 million or 8.44% consisted of savings deposits, $279.3 million or 3.17% consisted of interest bearing demand deposits, $306.0 million or 3.47% consisted of noninterest bearing deposits, and $7.49 billion or 84.92% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
Savings deposits decreased from $774.7 million as of December 31, 2005, to $744.9 million as of June 30, 2006, a decrease of $29.9 million or 3.85%. Also, other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $7.60 billion as of December 31, 2005, to $8.08 billion as of June 30, 2006, an increase of $475.4 million or 6.25%. Other deposits include brokered deposits amounting to $6.37 billion at June 30, 2006 and $5.98 billion at December 31, 2005. These accounts have historically been a stable source of funds.
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
At June 30, 2006, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$179,470
over 3 months through 6 months	55,469
over 6 months through 12 months	103,078
over 12 months	99,967

Total	$437,984

The following table sets forth the average amount and the average rate paid on the following deposit categories for the six months ended June 30, 2006 and 2005:

	2006		2005
	Average	Average	Average	Average
	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$7,194,200	4.42%	$5,569,248	3.39%
Savings deposits	767,003	2.07%	813,653	2.08%
Interest bearing demand deposits	184,163	3.19%	200,225	2.84%
Noninterest bearing demand deposits	448,013	—	322,172	—

	$8,593,379	3.95%	$6,905,298	3.06%

Borrowings
The following table sets forth the borrowings of the Company at the dates indicated:

	June 30, 2006	December 31, 2005
	(In thousands)
Repurchase agreements	$6,313,993	$6,260,029
Advances from Federal Home Loan Bank (FHLB)	157,000	172,000
Mortgage note payable	36,201	36,432

	$6,507,194	$6,468,461

Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.31 billion in repurchase agreements outstanding at June 30, 2006, at a weighted average rate of 4.93%. Repurchase agreements outstanding as of June 30, 2006, mature as follows: $1.58 billion within 30 days; $148.7 million within 31 days to one year; $601.9 million in 2007; $1.81 billion in 2008; $620.1 million in 2009; $887.2 million in 2010 and $657.7 million thereafter.
Westernbank also obtains advances from FHLB of New York. As of June 30, 2006, Westernbank had $157.0 million in outstanding FHLB advances at a weighted average rate of 5.46%. Advances from FHLB mature as follows: $35.0 million within 30 days; $20.0 million within 31 days to one year; $60.0 million in 2007; and $42.0 million in 2010.
At June 30, 2006, with respect to repurchase agreements amounting to $2.67 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $380.0 million at June 30, 2006, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
At June 30, 2006, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.2 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

The following table presents certain information regarding Westernbank’s borrowings, excluding the mortgage payable, for the periods indicated.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Amount outstanding at period end	$6,470,993	$6,432,029
Monthly average outstanding balance	6,430,064	6,596,306
Maximum outstanding balance at any month end	6,482,792	6,819,201
Weighted average interest rate:
For the six months and year ended	4.68%	3.62%
At the end of period	4.95%	4.39%
Stockholders’ Equity
As of June 30, 2006, total stockholders’ equity amounted to $1.22 billion, an increase of $24.0 million or 2.01%, when compared to $1.19 billion as of December 31, 2005. The increase resulted principally from the combination of the net income of $57.1 million generated during the six months ended June 30, 2006 and proceeds from the exercise of stock options of $1.1 million, partially offset by dividends declared during the period of $34.1 million on the Company’s common and preferred shares.
The period-end number of common shares outstanding increased from 164,098,237 as of December 31, 2005, to 164,485,291 as of June 30, 2006, as a result of the conversion of 3,550 shares of the Company’s convertible preferred stock Series A, into 12,403 shares of the Company’s common stock, and the issuance of 374,651 common shares from the exercise of stock options.

SELECTED FINANCIAL RATIOS AND OTHER DATA
The following table sets forth, for the indicated periods, certain ratios reflecting the productivity, profitability and other selected data of the Company:

	At and for the		At and for the		At and for the
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2006	2005	2006	2005	2005
	(Amounts in thousands, except per share data)
Per share data:
Dividend payout ratio	62.40%	18.27%	40.36%	18.90%	24.25%
Book value per common share	$4.17	$3.84	$4.17	$3.84	$4.04
Preferred stock outstanding at end of period	18,157	18,168	18,157	18,168	18,160
Preferred stock equity at end of period	$530,838	$531,113	$530,838	$531,113	$530,926

Performance ratios:
Return on assets (1)	0.52%	1.38%	0.70%	1.32%	1.07%
Return on common stockholders’ equity (1)	7.32%	27.95%	11.47%	26.51%	20.53%
Efficiency ratio	35.92%	30.75%	34.81%	29.14%	30.67%
Operating expenses to total end-of-period assets	0.74%	0.72%	0.72%	0.68%	0.67%

Capital ratios:
Total capital to risk-weighted assets	12.88%	13.93%	12.88%	13.93%	13.13%
Tier I capital to risk-weighted assets	11.95%	13.10%	11.95%	13.10%	12.30%
Tier I capital to average assets	7.32%	7.63%	7.32%	7.63%	7.48%
Equity-to-assets ratio (1)	7.28%	7.56%	7.35%	7.57%	7.45%

Other selected data:
Total trust assets managed	$546,153	$469,062	$546,153	$469,062	$486,017
Branch offices	55	53	55	53	55
Number of full-time employees	1,361	1,202	1,361	1,202	1,311

(1)	The return on assets is computed by dividing annualized net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing annualized net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-assets ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
The information required herein is incorporated by reference from page 68 of the Company’s Consolidated Financial Statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At June 30, 2006, the Company had approximately $840.7 million in securities and other short-term securities maturing or repricing within one year or available for sale or trading. Additional asset-driven liquidity is provided by the remainder of the investment securities available for sale and securitized loans.
Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances and borrowings from the FHLB of New York and other short and long-term borrowings, such as federal funds purchased and repurchase agreements. Other borrowings funding source limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the Broker Deposits Market as a source of cost effective deposit funding in addition to local market deposit inflows. Westernbank’s ability to acquire brokered deposits can be restricted if in the future it becomes less than well-capitalized. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the FHLB as a funding source, issuing notes payable, such as advances, and other borrowings, such as repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires Westernbank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively.
The Company’s liquidity targets are reviewed monthly by the Investment Committee and are based on the Company’s commitment to make loans and investments and its ability to generate funds. The Committee’s targets are also affected by yields on available investments and upon the Committee’s judgment as to the attractiveness of such yields and its expectations as to future yields.
The Company’s investment portfolio at June 30, 2006, had an average contractual maturity of 37 months. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of June 30, 2006, had a remaining average maturity of 5 months. Under the present interest rate scenario, no single security may be called. However, no assurance can be given that such levels will be maintained in future periods.
As of June 30, 2006, Westernbank had line of credit agreements with five financial institutions permitting Westernbank to borrow a maximum aggregate amount of $270.0 million, mainly through federal funds purchased. There were no borrowings outstanding as of June 30, 2006, under such lines of credit. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.
Payments due by period for the Company’s contractual obligations (other than deposit liabilities) at June 30, 2006, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total
	(In thousands)
Short-term borrowings	$1,717,894	$—	$—	$—	$1,717,894
Long-term borrowings	70,104	3,004,539	1,056,959	657,698	4,789,300
Operating lease obligations	2,295	2,649	1,241	2,791	8,976

Total contractual obligations	$1,790,293	$3,007,188	$1,058,200	$660,489	$6,516,170

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At June 30, 2006, the Company had $5.01 billion in time deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.
The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at June 30, 2006, is presented below:

		Less than one
	Total	year	2-5 years
	(In thousands)
Unused lines of credit	$331,071	$180,428	$150,643
Commercial letters of credit	20,270	20,270	—
Commitments to extend credit	584,358	49,533	534,825

Total	$935,699	$250,231	$685,468

Due to the nature of the Company’s unfunded commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent the amounts that the Company anticipates funding in the periods presented above.
Minimum Regulatory Capital Requirements
The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. Westernbank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and by the Office of the Commissioner of Financial Institutions of Puerto Rico. Westernbank’s deposits, excluding Individual Retirement Plans (IRAs), are insured by the Savings Association Insurance Fund (“SAIF”) and by the Bank Insurance Fund (“BIF”), which are administered by the FDIC, up to $100,000 per depositor. IRAs are insured up by SAIF and BIF up to $250,000 per depositor.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Westernbank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2006, that the Company and Westernbank meet all capital adequacy requirements to which they are subject.
As of March 31, 2006 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At June 30, 2006, there are no conditions or events since the latest examination date that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at June 30, 2006:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$1,323,322	12.88%	$821,691	8.00%	N/A	N/A
Westernbank	1,246,791	12.16%	820,272	8.00%	$1,025,340	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	1,214,860	11.95%	406,507	4.00%	N/A	N/A
Westernbank	1,138,119	11.22%	405,797	4.00%	608,696	6.00%

Tier I Capital to Average Assets:
Consolidated	1,214,860	7.32%	663,697	4.00%	N/A	N/A
Westernbank	1,138,119	6.89%	660,397	4.00%	825,496	5.00%
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
The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest- earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold for cash soon after origination. In addition, the Company enters into certain derivative financial instruments to hedge various exposures or to modify interest rate characteristics of various statements of financial condition items, such as interest rate swaps entered into to modify the interest rate characteristic of certain fixed-rate brokered certificates of deposit. This structured variable rate funding matches well with the Company strategy of having a large floating rate commercial loan portfolio. See “Note 10 — Derivative Instruments and Hedging Activities — Notes to Condensed Consolidated Financial Statements.
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
June 30, 2006:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
+200 Basis Points	$256,226	$(19,862)	(7.19)%
Base Scenario	276,088	—	—
-200 Basis Points	274,822	(1,266)	(0.46)%
December 31, 2005:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
+200 Basis Points	$260,777	$(24,367)	(8.55)%
Base Scenario	285,144	—	—
-200 Basis Points	275,494	(9,650)	(3.38)%

(1)	The NII figures exclude the effect of the amortization of loan fees.
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

On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposes an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. Therefore, Westernbank is now subject to a maximum tax rate of 43.5%. This transitory income tax of 2% amounted to $1.4 million for the six months ended June 30, 2006. This transitory income tax is of temporary nature and will end on December 31, 2006.
On May 16, 2006, the Government of Puerto Rico approved Law No. 98 which imposes a 5% additional tax (the “prepayment requirement”) to businesses that have a gross income in excess of $10,000,000, such as Westernbank. This tax constitutes a prepayment of income tax and can be used as a credit to the tax liability of years 2007 and thereafter. A maximum of 25% of the credit can be used in each year. This prepayment requirement should be computed using Westernbank’s 2005 taxable income as the base.
Item 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
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
Item 1A. Risk Factors
Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1A. in the Company's Form 10-K for the year ended December 31, 2005.
The Commonwealth of Puerto Rico's budget crisis discussed in the Company's Form 10-Q for the quarterly period ended March 31, 2006 was addressed during the quarter ended June 30, 2006. Both the legislative and the executive branches of the Commonwealth of Puerto Rico (the “Commonwealth”) approved the tax and the fiscal reforms in an effort to resolve the Commonwealth's budget imbalance. In addition, both branches of the Commonwealth approved the fiscal year 2007 budget, which runs from July 2006 through June 2007. Notwithstanding the resolution of the Commonwealth's budget crisis, there are open issues being discussed between the legislative and executive branches of the Commonwealth relating to the tax and the fiscal reforms that have not been resolved and are relevant to the budgetary and cash flow issues still facing the Commonwealth.
The partial shutdown of the government that occurred in the last quarter, the increase in petroleum prices, along with rising interest rates and uncertainties relating to the tax and fiscal reforms may adversely impact employment and economic growth in Puerto Rico. These factors may also have an adverse effect on the credit quality of the Company's loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders of W Holding Company, Inc. was held at Mayagüez Resort & Casino Hotel, located at Road 104, KM. 0.3, Mayagüez, Puerto Rico at 1:30 P.M. on May 30, 2006, pursuant to due notice, for the following purposes:
(1)	to elect Messrs. Frank C. Stipes, Esq., Héctor L. Del Río and Juan C. Frontera as members of the Company’s Board of Directors for a term of three years or until any successor is elected or qualified (Proposal 1);

(2)	to ratify the appointment of Deloitte & Touche LLP to serve as the independent registered public accounting firm of the Company for the year ending December 31, 2006 (Proposal 2); and

(3)	to transact any other business that properly comes before the annual meeting or any adjournments of the meeting.
The total number of votes eligible to be cast as of the record date of the meeting (April 21, 2006) was 164,232,146 eligible votes. A quorum was obtained with 155,310,495 shares represented in person or by proxy, which represented approximately 94.57% of all votes eligible to be cast at the meeting. Broker non-votes are not counted as a vote cast or entitled to vote on any matter presented at the annual meeting.

The results of the election, as certified by representatives of the Bank of New York, duly appointed inspectors of election for the annual meeting, were as follows:

	Proposal No.1			Proposal No. 2
				Deloitte &
	Frank C. Stipes, Esq.	Juan C. Frontera	Héctor L. Del Río	Touche LLP
FOR	145,172,699	151,710,156	152,212,806	102,899,572
AGAINST	10,137,796	3,600,339	3,097,689	36,254,177
ABSTAIN	—	—	—	16,156,746

TOTAL SHARES	155,310,495	155,310,495	155,310,495	155,310,495

The following directors were not up for reelection and continued to hold office after the meeting: Messrs. César A. Ruiz, Pedro R. Domínguez, Cornelius Tamboer and Freddy Maldonado.
Item 6.
A. Exhibits
31.1 CEO Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2 CAO Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
32.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 CAO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Registrant:

W HOLDING COMPANY, INC.

Date: August 17, 2006	By	/s/ Frank C. Stipes
Frank C. Stipes, Esq. Chairman of the Board and Chief Executive Officer

Date: August 17, 2006	By	/s/ Norberto Rivera

Norberto Rivera, CPA VP Corporate Comptroller and Chief Accounting Officer

Index to Exhibits
31.1	CEO Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	CAO Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CAO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.