Form 10-Q
period 2006-09-30
W HOLDING CO INC
filed 2006-11-09
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 31, 2006, there were 164,486,691 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$92,243	$97,612
Money market instruments:
Federal funds sold and resell agreements	841,716	746,539
Interest-bearing deposits in banks	15,472	57,116
Investment securities available for sale, at fair value with an amortized cost of $20,875 in 2006 and $5,156 in 2005	20,998	5,166
Investment securities held to maturity, at amortized cost with a fair value of $6,787,225 in 2006 and $6,851,089 in 2005	7,011,611	7,074,025
Federal Home Loan Bank stock, at cost	42,932	42,798
Residential mortgage loans held for sale, at lower of cost or fair value	7,298	1,539
Loans, net of allowance for loan losses of $114,953 in 2006 and $92,406 in 2005	8,454,621	7,815,623
Accrued interest receivable	111,737	105,882
Foreclosed real estate held for sale, net of allowance of $319 in 2006 and $227 in 2005	5,433	4,137
Premises and equipment, net	122,420	117,623
Deferred income taxes, net	48,470	41,111
Other assets	56,930	42,693

TOTAL	$16,831,881	$16,151,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$315,088	$277,099
Interest-bearing and related accrued interest payable	8,698,018	8,098,510

Total deposits	9,013,106	8,375,609
Repurchase agreements	6,315,566	6,260,029
Advances from Federal Home Loan Bank	137,000	172,000
Mortgage note payable	36,090	36,432
Advances from borrowers for taxes and insurance	7,284	7,867
Accrued expenses and other liabilities	96,152	106,449

Total liabilities	15,605,198	14,958,386

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference — $530,838 in 2006 and $530,926 in 2005); authorized 50,000,000 shares; issued and outstanding 18,156,709 shares in 2006 and 18,160,259 shares in 2005	18,157	18,160
Common stock — $1.00 par value per share; authorized 500,000,000 shares; issued and outstanding 164,486,691 shares in 2006 and 164,098,237 shares in 2005	164,487	164,098
Paid-in capital	707,281	706,122
Retained earnings:
Reserve fund	85,523	76,443
Undivided profits	251,137	228,648
Accumulated other comprehensive income, net of income tax	98	7

Total stockholders’ equity	1,226,683	1,193,478

TOTAL	$16,831,881	$16,151,864

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		(As Restated –		(As Restated –
		See Note 14)		See Note 14)
	2006	2005	2006	2005
INTEREST INCOME:
Loans, including loan fees	$175,042	$126,690	$485,219	$341,258
Investment securities	65,562	62,433	196,177	184,425
Mortgage-backed securities	7,036	7,741	21,495	25,006
Money market instruments	10,409	8,483	29,044	27,369

Total interest income	258,049	205,347	731,935	578,058

INTEREST EXPENSE:
Deposits	96,693	64,272	265,014	169,016
Federal funds purchased and repurchase agreements	80,184	60,437	227,073	167,113
Advances from Federal Home Loan Bank	2,169	1,870	6,377	5,693

Total interest expense	179,046	126,579	498,464	341,822

NET INTEREST INCOME	79,003	78,768	233,471	236,236
PROVISION FOR LOAN LOSSES	11,300	6,000	36,550	17,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	67,703	72,768	196,921	219,236

NONINTEREST INCOME:
Service and other charges on loans	3,015	2,916	9,151	7,599
Service charges on deposit accounts	2,555	2,153	7,276	6,303
Other fees and commissions	3,832	3,326	10,988	9,542
Net gain (loss) on derivative instruments	585	(6,357)	145	5,154
Net gain (loss) on sales and valuation of loans held for sale, securities and other assets	204	100	(551)	414

Total noninterest income	10,191	2,138	27,009	29,012

TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	77,894	74,906	223,930	248,248

NONINTEREST EXPENSES:
Salaries and employees’ benefits	12,561	11,866	39,567	34,045
Equipment	3,145	2,488	8,551	7,051
Deposits insurance premium and supervisory examination	963	843	2,759	2,468
Occupancy	2,213	1,976	6,242	5,611
Advertising	1,732	1,925	7,014	6,743
Printing, postage, stationery and supplies	935	730	2,834	2,328
Telephone	491	457	1,632	1,512
Net loss (gain) from operations of foreclosed real estate held for sale	47	(80)	(225)	(287)
Municipal taxes	1,833	1,276	4,385	3,432
Other	6,517	6,103	17,712	16,476

Total noninterest expenses	30,437	27,584	90,471	79,379

INCOME BEFORE PROVISION FOR INCOME TAXES	47,457	47,322	133,459	168,869

PROVISION FOR INCOME TAXES:
Current provision	23,554	16,258	58,165	39,557
Deferred credit	(1,639)	(4,026)	(7,380)	(3,605)

Total provision for income taxes	21,915	12,232	50,785	35,952

NET INCOME	25,542	35,090	82,674	132,917
LESS DIVIDENDS TO PREFERRED STOCKHOLDERS	9,228	9,232	27,684	27,755

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$16,314	$25,858	$54,990	$105,162

BASIC EARNINGS PER COMMON SHARE	$0.10	$0.16	$0.33	$0.64

DILUTED EARNINGS PER COMMON SHARE	$0.10	$0.15	$0.33	$0.62

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
		(As Restated -
		See Note 14)
	2006	2005
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of period	$18,160	$17,794
Issuance of preferred stock	—	401
Conversion of preferred stock	(3)	(32)

Balance at end of period	18,157	18,163

Common stock:
Balance at beginning of period	164,098	163,919
Issuance of common stock upon conversion of preferred stock	13	112
Issuance of common stock upon exercise of stock options	376	35

Balance at end of period	164,487	164,066

Paid-in capital:
Balance at beginning of period	706,122	686,493
Stock options exercised	696	65
Stock-based compensation expense	473	357
Issuance of common stock upon conversion of preferred stock	(10)	(80)
Issuance of preferred stock	—	19,049

Balance at end of period	707,281	705,884

Reserve fund:
Balance at beginning of period	76,443	60,260
Transfer from undivided profits	9,080	13,180

Balance at end of period	85,523	73,440

Undivided profits:
Balance at beginning of period	228,648	149,305
Net income	82,674	132,917
Cash dividends on common stock	(23,421)	(22,781)
Cash dividends on preferred stock	(27,684)	(27,755)
Transfer to reserve fund	(9,080)	(13,180)

Balance at end of period	251,137	218,506

Accumulated other comprehensive income (loss), net of income tax:
Balance at beginning of period	7	(212)
Other comprehensive income	91	197

Balance at end of period	98	(15)

Total Stockholders’ Equity	$1,226,683	$1,180,044

Comprehensive Income:
Net income	$82,674	$132,917

Other comprehensive income:
Unrealized net gains on securities available for sale:
Unrealized gains arising during the period	317	197
Reclassification adjustment for gains included in net income	(204)	—

	113	197

Income tax effect	(22)	—

Other comprehensive income	91	197

Total Comprehensive Income	$82,765	$133,114

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
		(As Restated -
		See Note 14)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,674	$132,917
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	36,550	17,000
Deferred income tax	(7,380)	(3,605)
Foreclosed real estate held for sale	92	(87)
Depreciation and amortization of:
Premises and equipment	6,331	5,261
Mortgage servicing rights	242	366
Stock-based compensation expense	473	357
Amortization of premium (discount), net of:
Investment securities available for sale	(81)	64
Investment securities held to maturity	(13,520)	(2,656)
Mortgage-backed securities held to maturity	226	611
Loans	549	891
Amortization of discount on deposits	1,030	3,214
Amortization of net deferred loan origination fees	(11,819)	(13,896)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(204)	—
Other-than-temporarily impaired held-to-maturity securities	1,063	—
Mortgage loans held for sale	(208)	(151)
Derivative instruments	(1,016)	195
Foreclosed real estate held for sale	(412)	(302)
Capitalization of servicing rights	(205)	(204)
Originations of mortgage loans held for sale	(24,166)	(15,757)
Proceeds from sales of mortgage loans held for sale	14,018	14,555
Decrease (increase) in:
Trading securities	2,821	1,707
Accrued interest receivable	(5,855)	(7,979)
Other assets	(9,504)	(3,219)
Increase (decrease) in:
Accrued interest on deposits and borrowings	28,925	45,174
Other liabilities	(11,757)	24,048

Net cash provided by operating activities	88,867	198,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in banks	41,644	(56,137)
Net decrease (increase) in federal funds sold and resell agreements	(95,177)	224,562
Investment securities available for sale:
Maturities, prepayments and calls	4,794	7,334
Proceeds from sales	1,928	—
Investment securities held to maturity:
Maturities, prepayments and calls	35,830,013	7,721,348
Purchases	(35,812,703)	(7,870,296)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	37,971	135,257
Purchases	—	(49,897)
Loan originations, net of principal collections	(667,721)	(1,479,694)
Purchases of derivative options	(1,269)	(2,884)
Cash paid on terminated swaps	—	(252)
Proceeds from sales of foreclosed real estate held for sale	1,116	1,601
Additions to premises and equipment	(11,178)	(8,987)
Purchases of Federal Home Loan Bank stock	(2,034)	(12)
Redemptions of Federal Home Loan Bank stock	1,900	16,907

Net cash used in investing activities	(670,716)	(1,361,150)

Forward	$(581,849)	$(1,162,646)

(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
		(As Restated -
		See Note 14)
	2006	2005
Forward	$(581,849)	$(1,162,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	606,895	1,617,744
Net decrease in federal funds purchased and repurchase agreements	(89,258)	(1,419,078)
Repurchase agreements with original maturities over three months:
Proceeds	1,350,295	4,486,572
Payments	(1,205,500)	(3,434,254)
Net decrease in advances from Federal Home Loan Bank (“FHLB”)	(15,000)	—
Repayment of advances from FHLB with original maturities over three months	(20,000)	(39,000)
Repayments of mortgage note payable	(342)	(314)
Net decrease in advances from borrowers for taxes and insurance	(583)	(846)
Dividends paid	(51,099)	(49,700)
Issuance of preferred stock	—	19,253
Proceeds from stock options exercised	1,072	100

Net cash provided by financing activities	576,480	1,180,477

NET CHANGE IN CASH AND DUE FROM BANKS	(5,369)	17,831

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	97,612	77,752

CASH AND DUE FROM BANKS, END OF PERIOD	$92,243	$95,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$456,648	$284,771
Income taxes	68,767	24,490
Noncash activities:
Accrued dividends payable	4,142	4,136
Net increase in other comprehensive income	91	197
Mortgage loans securitized and transferred to:
Trading securities	4,426	1,707
Mortgage-backed securities held to maturity	1,189	—
Transfer from :
Trading securities to available for sale	1,605	—
Investment securities held to maturity to available for sale	20,552	—
Loans to foreclosed real estate held for sale	3,374	2,976
Undivided profits to reserve fund	9,080	13,180
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	1,120	1,480
Unpaid additions to premises and equipment	1,277	1,512
Effect of derivative transactions:
Decrease (increase) in other assets	(3,282)	885
Increase in deposits	2,933	2,611
Increase in other liabilties	198	892
Conversion of preferred stock into common stock:
Common stock	13	112
Paid in capital	(10)	(80)
Preferred stock	(3)	(32)
See notes to condensed consolidated financial statements.
(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at September 30, 2006 and December 31, 2005, and for the three and nine month periods ended September 30, 2006 and 2005, were not significant.
In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
Westernbank operates through 56 full service branch offices located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 7 in the Northeastern region, 14 in the San Juan metropolitan area, and 2 in the Eastern region, and a website on the Internet. Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates through five other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Center Regulatory Act, which offers commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000, through 20 full-service branches; and Westernbank International Trade Services, a division created in the first quarter of 2006, which specializes in international trade products and services.
Westernbank World Plaza, Inc. (“WWPI”), a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district.

Westernbank World Plaza serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and headquarters for the Westernbank Business Credit, Expresso of Westernbank and Westernbank International Trade Services divisions. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at September 30, 2006 and December 31, 2005, and for the three and nine month periods ended September 30, 2006 and 2005, were not significant.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of September 30, 2006 and December 31, 2005, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated changes in stockholders’ equity, comprehensive income, and cash flows for the nine months ended September 30, 2006 and 2005. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2005, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
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
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 140 and SFAS No. 133. SFAS No. 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by instrument basis and is irreversible. The Statement is effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The effect of adopting this statement on the Company’s consolidated financial position or results of operations has not been determined.
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
In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The effect of adopting FIN No. 48 on the Company’s consolidated financial position or results of operations has not been determined.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The adoption of SFAS No. 157 is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s statement of financial condition would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of this SAB is not expected to have a material impact on the Company’s consolidated financial statements.
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

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share data)
Basic and diluted earnings per common share:
Net income	$25,542	$35,090	$82,674	$132,917
Less preferred stock dividends	9,228	9,232	27,684	27,755

Income available to common stockholders — basic	16,314	25,858	54,990	105,162
Plus convertible preferred stock dividends	—	219	—	671

Income available to common stockholders — diluted	$16,314	$26,077	$54,990	$105,833

Weighted average number of common shares outstanding during the period	164,486	164,057	164,343	164,010

Dilutive potential common shares — stock options	3,098	4,942	3,757	5,030
Assumed conversion of preferred stock	—	1,707	—	1,707

Total	167,584	170,706	168,100	170,747

Basic earnings per common share	$0.10	$0.16	$0.33	$0.64

Diluted earnings per common share	$0.10	$0.15	$0.33	$0.62

The effect of convertible preferred stock (481,910 shares) was antidilutive in 2006. During the nine months ended September 30, 2006, 376,051 stock options were exercised under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85. The cash received from the stock options exercised during the nine months ended September 30, 2006 amounted to $1,072,000.
3. DIVIDENDS DECLARED PER COMMON SHARE
The Company’s Board of Directors has adopted an ongoing policy that provides for the distribution of dividends to common shareholders on the basis of a percentage of the average earnings for the last two preceding years. The same are paid monthly on the 15th day of each month for stockholders of record as of the last day of the preceding month.

The Company’s cash dividends per share declared for the nine months ended September 30, 2006 and 2005 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE(1)
2006
January 31, 2006	February 15, 2006	$0.01583
February 28, 2006	March 15, 2006	0.01583
March 31, 2006	April 17, 2006	0.01583
April, 28, 2006	May 15, 2006	0.01583
May 31, 2006	June 15, 2006	0.01583
June 30, 2006	July 17, 2006	0.01583
July 31, 2006	August 15, 2006	0.01583
August 31, 2006	September 15, 2006	0.01583
September 29, 2006	October 16, 2006	0.01583

Total		$0.14247

2005
January 31, 2005	February 15, 2005	$0.01198
February 28, 2005	March 15, 2005	0.01583
March 31, 2005	April 15, 2005	0.01583
April, 28, 2005	May 16, 2005	0.01583
May 31, 2005	June 15, 2005	0.01583
June 30, 2005	July 15, 2005	0.01583
July 31, 2005	August 15, 2005	0.01583
August 31, 2005	September 15, 2005	0.01583
September 30, 2005	October 17, 2005	0.01583

Total		$0.13862

(1)	Dividends amounts in the table are rounded.

4. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2006	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
Puerto Rico Government and agencies obligations	$17,634	$473	$—	$18,107
Equity securities — common stock	3,241	—	350	2,891

Total	$20,875	$473	$350	$20,998

Held to maturity:
U.S. Government and agencies obligations	$6,309,071	$64	$157,497	$6,151,638
Puerto Rico Government and agencies obligations	11,662	17	380	11,299
Corporate notes	26,431	633	—	27,064

Subtotal	6,347,164	714	157,877	6,190,001

Mortgage-backed securities:
Government National Mortgage Association (GNMA) certificates	7,349	159	3	7,505
Federal Home Loan Mortgage Corporation (FHLMC) certificates	3,410	77	—	3,487
Federal National Mortgage Association (FNMA) certificates	3,650	73	17	3,706
Collateralized mortgage obligations (CMO’s) issued or guaranteed by FHLMC	576,295	37	63,210	513,122
CMO’s issued or guaranteed by FNMA	73,743	—	4,339	69,404

Subtotal	664,447	346	67,569	597,224

Total	$7,011,611	$1,060	$225,446	$6,787,225

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$191	$—	$6	$185
Equity securities — common stock	4,965	26	10	4,981

Total	$5,156	$26	$16	$5,166

Held to maturity:
U.S. Government and agencies obligations	$6,314,316	$55	$162,804	$6,151,567
Puerto Rico Government and agencies obligations	31,824	132	541	31,415
Corporate notes	26,429	1,276	—	27,705

Subtotal	6,372,569	1,463	163,345	6,210,687

Mortgage-backed securities:
GNMA certificates	8,082	187	4	8,265
FHLMC certificates	4,180	128	—	4,308
FNMA certificates	2,828	113	—	2,941
CMO’s issued or guaranteed by FHLMC	607,659	38	58,080	549,617
CMO’s issued or guaranteed by FNMA	78,707	—	3,436	75,271

Subtotal	701,456	466	61,520	640,402

Total	$7,074,025	$1,929	$224,865	$6,851,089

The amortized cost and fair value of investment securities available for sale and held to maturity at September 30, 2006, by contractual maturity (excluding mortgage-backed and equity securities), are shown below:

	AVAILABLE FOR SALE		HELD TO MATURITY
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$3,000	$3,015	$379,582	$378,364
Due after one year through five years	10,079	10,330	5,742,294	5,592,130
Due after five years through ten years	4,555	4,762	203,357	196,952
Due after ten years	—	—	21,931	22,555

Subtotal	17,634	18,107	6,347,164	6,190,001

Mortgage-backed securities	—	—	664,447	597,224
Equity securities	3,241	2,891	—	—

Total	$20,875	$20,998	$7,011,611	$6,787,225

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
The Company’s investment portfolio as of September 30, 2006 and December 31, 2005, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities or collateralized mortgage obligations issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of September 30, 2006 and December 31, 2005. In addition, the Company does not have investments in residual tranches or any other securities involving high risk characteristics.
Except for the PRGO’s mentioned before, at September 30, 2006 and December 31, 2005, the significant unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. In addition, the held-to-maturity PRGO’s continue to be rated as investment grade as of September 30, 2006. Investment securities with prepayment provisions did not have significant unamortized premiums at September 30, 2006 and December 31, 2005. The unrealized gross losses of the investment securities available for sale and held to maturity amounted to $225.8 million and $224.9 million at September 30, 2006 and December 31, 2005, respectively, an increase of $915,000 during the nine-month period ended September 30, 2006.
Proceeds from sales of investment securities available for sale and their gross realized gains for the nine months ended September 30, 2006 amounted to $1,928,000 and $204,000, respectively. No sales of investment securities available for sale occurred during the nine month period ended September 30, 2005.

5. LOANS
The loans portfolio consisted of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
LOANS SECURED BY MORTGAGES ON:
Commercial real estate	$4,840,377	$4,270,856
Residential real estate, mainly one-to-four family residences	1,077,983	1,299,558
Construction and land acquisition	667,204	516,552

Total	6,585,564	6,086,966

Plus (less):
Undisbursed portion of loans in process	(2,958)	(4,043)
Premium on loans purchased	411	503
Deferred loan fees — net	(41,111)	(18,872)

Total	(43,658)	(22,412)

Real estate loans — net	6,541,906	6,064,554

OTHER LOANS:
Commercial loans	1,223,036	1,022,030
Consumer loans:
Loans on deposits	34,337	30,738
Credit cards	48,484	49,352
Installment	732,033	749,905
Plus (less):
Premium on loans purchased	—	393
Deferred loan fees — net	(10,222)	(8,943)

Other loans — net	2,027,668	1,843,475

TOTAL LOANS	8,569,574	7,908,029

ALLOWANCE FOR LOAN LOSSES	(114,953)	(92,406)

LOANS — NET	$8,454,621	$7,815,623

At September 30, 2006 and December 31, 2005, loans included $986.5 million and $1.14 billion, respectively, of fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico. These loans are mainly secured by mortgages on one-to-four family residential properties.
Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $913.0 million in one mortgage originator group in Puerto Rico at September 30, 2006. In addition, Westernbank has outstanding $73.5 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $986.5 million at September 30, 2006. These commercial loans are secured by 12,578 individual mortgage loans on residential and commercial real estate with an average principal balance of $78,430. Westernbank’s historical experience with the mortgage originator groups is that they have paid these loans in accordance with their terms. On March 16, 2006, Westernbank obtained a waiver from the Office of the

Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its loan portfolio until they are paid in full.
On June 30, 2006, Westernbank entered into an agreement to restructure the terms of the original transactions of the $913.0 million lending relationship described above. The agreement eliminated the recourse provisions on the underlying loans, terminated the counterparties’ call rights, converted the return from variable to a fixed rate, and resulted in a net compensation of $25.8 million to Westernbank. One of the announced purposes of that transaction was to give Westernbank the ability to use sale accounting treatment. However, because most of the individual mortgage loans were originally transferred to the ultimate transferor within the mortgage originator group by two of its affiliates, the Company has not been able to obtain persuasive evidence that the transfers of loans from the affiliates to the entity that subsequently transferred the loans to Westernbank met all the criteria for sale accounting under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the Company continues to present these transactions as commercial loans secured by real estate mortgages. The net compensation of $25.8 million received by Westernbank in connection with the June 30, 2006 transaction is being amortized over the remaining life of these loans as a yield adjustment.
Foreign loans, mainly in Canada and in the United Kingdom, amounted to $97,466,000 and $64,113,000 at September 30, 2006 and December 31, 2005, respectively. These loans are denominated in U.S. dollars.
The total investment in impaired commercial and construction loans at September 30, 2006 and December 31, 2005, was $177,252,000 and $81,611,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at September 30, 2006 and December 31, 2005. Impaired commercial and construction loans amounting to $148,869,000 and $32,542,000 at September 30, 2006 and December 31, 2005, respectively, were covered by a valuation allowance of $41,494,000 and $14,185,000, respectively. Impaired commercial and construction loans amounting to $28,383,000 at September 30, 2006, and $49,069,000 at December 31, 2005, did not require a valuation allowance. The average investment in impaired commercial and construction loans for the nine-month periods ended September 30, 2006 and 2005, amounted to $109,967,000 and $57,427,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the nine-month periods ended September 30, 2006 and 2005, amounted to $4,998,000 and $2,328,000, respectively.

6. PLEDGED ASSETS
At September 30, 2006, residential and commercial mortgage loans ($335,694,000) and investment securities held to maturity and available for sale ($6,413,966,000) were pledged to secure public funds, individual retirement accounts, repurchase agreements, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, interest rate swap agreements, and to comply with the requirements of the Puerto Rico Treasury Department for Westernbank International Division. Pledged investment securities amounting to $6,279,182,000 at September 30, 2006, can be repledged.
7. DEPOSITS
Deposits consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Noninterest bearing accounts	$315,088	$277,099
Passbook accounts	733,840	774,727
NOW accounts	251,056	288,703
Super NOW accounts	25,111	30,487
Money market accounts	52	126
Certificates of deposit	7,589,097	6,933,275

Total	8,914,244	8,304,417
Accrued interest payable	98,862	71,192

Total	$9,013,106	$8,375,609

The weighted average interest rate of all deposits at September 30, 2006 and December 31, 2005 was approximately 4.42% and 3.60%, respectively.
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
The Code provides a dividend received deduction of 100% on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, Westernbank International division operates as an International Banking Entity (“IBE”) under the International Banking Center Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. As a result of the above, the Company’s effective tax rate is below the statutory rate.
Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the nine months ended September 30, 2006 and 2005, the provisions of the Act did not have any effect on the Company’s financial position or results of operations.
On August 1, 2005, the Government of Puerto Rico approved Law No. 41 which imposes a transitory additional surtax of 2.5% of taxable income. This transitory additional income tax is in effect for taxable years 2005 and 2006. This transitory income tax of 2.5% was initially recorded in the third quarter of 2005, and amounted to $2.9 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposes an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. Therefore, Westernbank is now subject to a maximum tax rate of 43.5%. This transitory income tax of 2% amounted to $2.3 million for the nine months ended September 30, 2006. These transitory income taxes are intended to be temporary in nature and are scheduled to end on December 31, 2006.
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

A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision, as reported for the three and nine months ended September 30, 2006 and 2005, is as follows:

	Three Months				Nine Months
	2006		2005		2006		2005
		% of Pre-		% of Pre-		% of Pre-		% of Pre-
		tax		tax		tax		tax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income
	(Dollars in thousands)
Computed at Puerto Rico statutory rate	$20,644	43.5%	$19,639	41.5%	$58,055	43.5%	$70,081	41.5%
Effect on provision of:
Exempt interest income, net	(3,288)	(6.9)	(6,379)	(13.4)	(14,438)	(10.8)	(30,184)	(17.8)
Net nondeductible expenses	47	—	89	—	141	—	127	—
Income tax contingencies (See Note 13)	4,758	10.0	—	—	7,375	5.5	—	—
Other	(246)	(0.4)	(1,117)	(2.3)	(348)	(0.1)	(4,072)	(2.4)

Provision for income taxes as reported	$21,915	46.2%	$12,232	25.8%	$50,785	38.1%	$35,952	21.3%

Deferred income tax asset net, as of September 30, 2006 and December 31, 2005, consisted of the following:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$43,147	$34,910
Capital losses on sale and valuation of investment securities, expire in 2008	3,897	3,767
Net operating loss carryforwards, expire through 2009	490	583
Unrealized net loss in valuation of derivative instruments	4,709	5,461
Other	204	207

Total deferred tax assets	52,447	44,928
Less valuation allowance	3,530	3,521

Subtotal	48,917	41,407
Less other deferred tax liabilities	447	296

Deferred income tax asset, net	$48,470	$41,111

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
The contract amount of financial instruments, whose amounts represent credit risk at September 30, 2006 and December 31, 2005, was as follows:

	2006	2005
	(In thousands)
Commitments to extend credit:
Fixed rates	$13,486	$10,802
Variable rates	623,233	620,193
Unused lines of credit:
Commercial	240,603	197,792
Credit cards and other	131,466	137,078
Commercial letters of credit	30,987	23,822

Total	$1,039,775	$989,687

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy may involve modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps and indexed options. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The fair value of a derivative is based on the estimated amount the Company would receive or pay to terminate the derivative contract, taking into account the current interest rates and the creditworthiness of the counterparty. The fair value of the derivatives is reflected on the Company’s statements of financial condition as derivative assets and derivative liabilities.
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
The Company utilizes interest rate swaps (“CD Swaps”) to convert a portion of its fixed-rate brokered certificates of deposit (“CDs”) (liabilities) or firm commitments to originate fixed-rate brokered CDs to a variable rate. The purpose of entering into these CD swaps is to hedge the risk of changes in the fair value of certain brokered CDs or firm commitments to originate brokered CDs attributable to changes in the LIBOR rate (interest rate risk). The hedged brokered CDs are typically structured with terms of 3 to 20 years with a call option on the Company’s part, but no surrender option for the CD holder, other than for death or disability. The extended term of the brokered CDs minimizes liquidity risk while the option to call the CDs after the first year provides the Company with funding flexibility.
On January 3, 2006, the Company re-designated most of its CD Swaps relating to certain CDs utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the CDs) and the interest rate swaps are recorded through earnings. At September 30, 2006, the notional amount of these CD Swaps and the principal balance of the hedged CDs amounted to $518,636,000.

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
Information pertaining to the notional amounts of the Company’s derivative financial instruments as of September 30, 2006 and December 31, 2005, was as follows:

	Notional Amount
	2006	2005
	(In thousands)
Fair value hedge:
CD swaps	$518,636	$—

Derivatives not designated as hedge:
CD swaps	$27,011	$602,187
Interest rate swaps (unmatched portion)	23,628	14,013
Interest rate swaps used to manage exposure to the stock market	—	36,329
Embedded options on stock indexed deposits	98,064	128,075
Purchased options used to manage exposure to the stock market on stock indexed deposits	100,841	94,681

Total	$249,544	$875,285

At September 30, 2006, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $10.8 million, which was recorded as “Accrued expenses and other liabilities” and the change in the fair value of the hedged deposits represented an unrealized gain of $2.9 million and was recorded as a decrease to “Deposits” in the accompanying consolidated statement of financial condition.
At September 30, 2006, the fair value of derivatives not qualifying for hedge accounting represented an unrealized net loss of $8.8 million and was recorded as part of “Other assets” of $14.5 million, as part of “Deposits” of $21.7 million and as part of “Accrued expenses and other liabilities” of $1.6 million in the accompanying consolidated statement of financial condition.

At December 31, 2005, the fair value of derivatives not qualifying for hedge accounting represented an unrealized net loss of $20.0 million and was recorded as part of “Other assets” of $10.0 million, as part of “Deposits” of $17.7 million and as part of “Accrued expenses and other liabilities” of $12.3 million, in the accompanying 2005 consolidated statement of financial condition.
A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at September 30, 2006 and December 31, 2005, follows:

	2006	2005
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$569,275	$616,200
Weighted average receive rate at period end	4.90%	4.73%
Weighted average pay rate at period end	5.40%	4.32%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .40% to plus .25%	100%	100%
The changes in notional amount of swaps outstanding during the nine months ended September 30, 2006 follows:

(In thousands)
Balance at December 31, 2005	$652,529
New swaps	—
Called and matured swaps	(83,254)

Balance at September 30, 2006	$569,275

At September 30, 2006, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options
	(In thousands)
2006	$—	$738	$758
2007	7,500	25,923	27,150
2008	—	20,822	21,571
2009	30,500	27,270	27,868
2010	15,000	16,365	16,469
Thereafter	516,275	6,946	7,025

Total	$569,275	$98,064	$100,841

Swap agreements amounting to $546,275,000 at September 30, 2006, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on the certificates of deposit). During the nine months ended September 30, 2006, various counterparties of swap agreements exercised their option to cancel their swaps and the Company immediately exercised its option to call the certificates of deposit. No gains or losses resulted from above cancellations.
At September 30, 2006, the carrying value of the specific collateral held by the counterparties consisted of investment securities of $41,670,000.
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
No options have been granted under the 1999 Nonqualified Option Plan. The activity in outstanding options under the 1999 Qualified Option Plan for the nine months ended September 30, 2006 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
At January 1, 2006	7,845,285	$3.79
Options granted	330,000	5.91
Options exercised	(376,051)	2.85
Options forfeited	(245,568)	7.84
Options expired	—	—

At September 30, 2006	7,553,666	$3.80

The Company has various exercise prices for options granted, all of them granted at different dates under the 1999 Qualified Option Plan. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at September 30, 2006:

			Weighted
			Average
	Number of	Number of	Remaining
	Options	Options	Contract
Exercise Prices	Outstanding	Exercisable	Life (Years)
$2.85 (1)	6,199,349	6,199,349	3.35
$3.35 (1)	193,124	193,124	4.63
$6.77 (1)	111,193	88,954	5.81
$5.50	300,000	—	9.91
$9.00	30,000	—	9.20
$10.00	10,000	—	9.34
$10.71	710,000	138,000	8.80

Total	7,553,666	6,619,427	4.23

Aggregate Intrinsic Value	$19,601,000	$19,478,000

(1)	Adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005, the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003, and the three-for-two stock split declared in June 2002 and distributed on July 10, 2002.
The Company granted 330,000 stock options under the 1999 Qualified Option Plan during the nine months ended September 30, 2006. The fair value of the stock options granted in year 2006 was $5.55 per stock option. The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: (1) the dividend yield was 3.59%; (2) the expected life was 7 years based on historical experience; (3) the expected volatility was 39% and was obtained from published external information; and, (4) the risk-free interest rate was 4.74%. The weighted average exercise price of the stock options and the weighted average market price of the stock at the grant date were $5.91 and $5.55, respectively.
During the nine months ended September 30, 2006 and 2005, 376,051 and 35,113 stock options were exercised under the Company’s 1999 Qualified Option Plan at an exercise price of $2.85. The cash received from the stock options exercised during the nine months ended September 30, 2006 and 2005 amounted to $1,072,000 and $100,000, respectively.
The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1,803,000 and $348,000, respectively. The total fair value of options vested for the nine months ended September 30, 2006 and 2005 was $853,000 and $1,040,000, respectively.

Stock-based employee compensation expense for the three month periods ended September 30, 2006 and 2005 was $175,000 and $181,000, respectively, and for the nine month periods ended September 30, 2006 and 2005 was $473,000 and $357,000, respectively. This compensation expense is non deductible for income tax purposes. At September 30, 2006, there was $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1999 Qualified Option Plan. The cost is expected to be recognized as follows:

Year Ending	Amount
December 31,	(In thousands)
2006	$190
2007	728
2008	703
2009	703
2010	500

Total	$2,824

12. SEGMENT INFORMATION
The Company’s management monitors and manages the financial performance of two reportable business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the division known as Westernbank International. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly- owned subsidiaries.
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

Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of September 30, 2006 and December 31, 2005, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investments in securities and money market instruments of and loans to entities principally located in the United States of America. Investment securities amounted to $1.96 billion and $1.99 billion at September 30, 2006 and December 31, 2005, respectively. These securities principally consisted of investment in U.S. Government agencies, FHLMC and FNMA. There are no investments in residual tranches. At September 30, 2006 and December 31, 2005, management concluded that there was no other-than-temporary impairment on Westernbank International’s investment securities portfolio (see Note 4). Money market instruments amounted to $610.4 million and $583.3 million at September 30, 2006 and December 31, 2005, respectively. Money market instruments include federal funds sold, which mature the next business day, and resell agreements.
For the resell agreements, the Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest. Loans receivable-net at September 30, 2006 and December 31, 2005 amounted to $346,459,000 and $265,691,000, respectively, and include foreign loans mainly in Canada and in the United Kingdom, amounting to $97,466,000 and $64,113,000 at September 30, 2006 and December 31, 2005, respectively. These loans are denominated in U.S. dollars.
Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.

	As of and for the Nine Months Ended
	September 30, 2006
			Total Major
	Puerto Rico	International	Segments	Other Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$59,124	$—	$59,124	$—	$—	$59,124
Commercial loans	265,179	21,551	286,730	—	—	286,730
Asset-based loans	—	—	—	75,129	—	75,129
Mortgage loans	64,236	—	64,236	—	—	64,236
Treasury and investment activities	165,320	78,989	244,309	4,544	(2,137)	246,716

Total interest income	553,859	100,540	654,399	79,673	(2,137)	731,935
Interest expense	381,230	80,248	461,478	39,123	(2,137)	498,464

Net interest income	172,629	20,292	192,921	40,550	—	233,471

Credit (provision) for loan losses	1,755	(3,699)	(1,944)	(34,606)	—	(36,550)

Noninterest income, net:
Service and other charges on loans	6,552	470	7,022	—	—	7,022
Service charges on deposit accounts	7,276	—	7,276	—	—	7,276
Other fees and commissions	7,432	132	7,564	2,181	(1,420)	8,325
Trust account fees	—	—	—	1,348	(79)	1,269
Insurance commission fees	—	—	—	1,410	(16)	1,394
Asset-based lending related fees	—	—	—	2,129	—	2,129
Net gain on derivative instruments	145	—	145	—	—	145
Net gain (loss) on sales and valuation of loans held for sale, securities and other assets	(613)	—	(613)	62	—	(551)

Total noninterest income	20,792	602	21,394	7,130	(1,515)	27,009

Equity in income of subsidiaries	156	—	156	73,968	(74,124)	—

Total net interest income and noninterest income	$195,332	$17,195	$212,527	$87,042	$(75,639)	$223,930

Total assets at September 30, 2006	$14,425,916	$2,942,992	$17,368,908	$1,849,177	$(2,386,204)	$16,831,881

	For the Three Months Ended
	September 30, 2006
			Total Major
	Puerto Rico	International	Segments	Other Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$19,932	$—	$19,932	$—	$—	$19,932
Commercial loans	97,070	7,897	104,967	—	—	104,967
Asset-based loans	—	—	—	27,677	—	27,677
Mortgage loans	22,466	—	22,466	—	—	22,466
Treasury and investment activities	55,581	26,598	82,179	1,565	(737)	83,007

Total interest income	195,049	34,495	229,544	29,242	(737)	258,049
Interest expense	137,106	28,877	165,983	13,800	(737)	179,046

Net interest income	57,943	5,618	63,561	15,442	—	79,003

Credit (provision) for loan losses	635	(943)	(308)	(10,992)	—	(11,300)

Noninterest income, net:
Service and other charges on loans	2,284	120	2,404	—	—	2,404
Service charges on deposit accounts	2,555	—	2,555	—	—	2,555
Other fees and commissions	2,378	49	2,427	1,608	(1,302)	2,733
Trust account fees	—	—	—	546	(26)	520
Insurance commission fees	—	—	—	584	(5)	579
Asset-based lending related fees	—	—	—	611	—	611
Net gain on derivative instruments	585	—	585	—	—	585
Net gain on sales and valuation of loans held for sale, securities and other assets	204	—	204	—	—	204

Total noninterest income	8,006	169	8,175	3,349	(1,333)	10,191

Equity in income of subsidiaries	(149)	—	(149)	19,586	(19,437)	—

Total net interest income and noninterest income	$66,435	$4,844	$71,279	$27,385	$(20,770)	$77,894

	For the Nine Months Ended
	September 30, 2005
			Total Major
	Puerto Rico	International	Segments	Other Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$58,640	$—	$58,640	$—	$—	$58,640
Commercial loans	169,072	8,621	177,693	—	—	177,693
Asset-based loans	—	—	—	56,250	—	56,250
Mortgage loans	48,675	—	48,675	—	—	48,675
Treasury and investment activities	152,522	82,207	234,729	3,910	(1,839)	236,800

Total interest income	428,909	90,828	519,737	60,160	(1,839)	578,058
Interest expense	260,329	62,945	323,274	20,387	(1,839)	341,822

Net interest income	168,580	27,883	196,463	39,773	—	236,236

Provision for loan losses	(9,216)	—	(9,216)	(7,784)	—	(17,000)

Noninterest income, net:
Service and other charges on loans	6,047	155	6,202	—	—	6,202
Service charges on deposit accounts	6,303	—	6,303	—	—	6,303
Other fees and commissions	6,563	60	6,623	170	(170)	6,623
Trust account fees	—	—	—	1,031	(24)	1,007
Insurance commission fees	—	—	—	1,455	(7)	1,448
Asset-based lending related fees	—	—	—	1,861	—	1,861
Net gain on derivative instruments	5,154	—	5,154	—	—	5,154
Net gain on sales and valuation of loans held for sale, securities and other assets	414	—	414	—	—	414

Total noninterest income	24,481	215	24,696	4,517	(201)	29,012

Equity in income of subsidiaries	297	—	297	132,503	(132,800)	—

Total net interest income and noninterest income	$184,142	$28,098	$212,240	$169,009	$(133,001)	$248,248

	For the Three Months Ended
	September 30, 2005
			Total Major
	Puerto Rico	International	Segments	Other Segments	Eliminations	Total
	(In thousands)
Interest income:
Consumer loans	$19,368	$—	$19,368	$—	$—	$19,368
Commercial loans	62,864	3,439	66,303	—	—	66,303
Asset-based loans	—	—	—	21,905	—	21,905
Mortgage loans	19,114	—	19,114	—	—	19,114
Treasury and investment activities	51,141	26,845	77,986	1,331	(660)	78,657

Total interest income	152,487	30,284	182,771	23,236	(660)	205,347
Interest expense	96,239	22,945	119,184	8,055	(660)	126,579

Net interest income	56,248	7,339	63,587	15,181	—	78,768

Provision for loan losses	(3,129)	—	(3,129)	(2,871)	—	(6,000)

Noninterest income, net:
Service and other charges on loans	2,084	78	2,162	—	—	2,162
Service charges on deposit accounts	2,153	—	2,153	—	—	2,153
Other fees and commissions	2,374	41	2,415	57	(57)	2,415
Trust account fees	—	—	—	422	(24)	398
Insurance commission fees	—	—	—	566	(2)	564
Asset-based lending related fees	—	—	—	703	—	703
Net loss on derivative instruments	(6,357)	—	(6,357)	—	—	(6,357)
Net gain on sales and valuation of loans held for sale, securities and other assets	100	—	100	—	—	100

Total noninterest income	354	119	473	1,748	(83)	2,138

Equity in income of subsidiaries	78	—	78	133	(211)	—

Total net interest income and noninterest income	$53,551	$7,458	$61,009	$14,191	$(294)	$74,906

13. CONTINGENCIES
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
The Company evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect the income tax accruals as well as the current period’s income tax expense and can be significant to the operating results of the Company. The Company’s consolidated statements of financial condition include an accrual of $8.0 million and $667,000 at September 30, 2006 and December 31, 2005, respectively, for the tax exposures resulting for filing positions identified by the Company in connection with this evaluation.
14. RESTATEMENT
Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2005, the Company’s management determined that the accounting treatment related to certain interest rate swap agreements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the accounting treatment of certain mortgage-related transactions previously treated as purchases under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, did not conform to generally accepted accounting principles, as discussed below. As a result, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 have been restated from the amounts previously reported to correct the accounting for these transactions.
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

A summary of the significant effects of the restatement is as follows:
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
	(Dollars in thousands, except per share data)
INTEREST EXPENSE:
Deposits	$62,367	$64,272	$161,340	$169,016
Total interest expense	124,674	126,579	334,146	341,822
NET INTEREST INCOME	80,673	78,768	243,912	236,236
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	74,673	72,768	226,912	219,236
NONINTEREST INCOME:
Net gain (loss) on derivative instruments	(188)	(6,357)	(124)	5,154
Total noninterest income	8,307	2,138	23,734	29,012
TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	82,980	74,906	250,646	248,248
INCOME BEFORE PROVISION FOR INCOME TAXES	55,396	47,322	171,267	168,869
PROVISION FOR INCOME TAXES:
Deferred credit	(878)	(4,026)	(2,670)	(3,605)
Total provision for income taxes	15,380	12,232	36,887	35,952
NET INCOME	40,016	35,090	134,380	132,917
INCOME AVAILABLE TO COMMON STOCKHOLDERS	30,784	25,858	106,625	105,162
BASIC EARNINGS PER COMMON SHARE	0.19	0.16	0.65	0.64
DILUTED EARNINGS PER COMMON SHARE	0.18	0.15	0.63	0.62

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Nine Months Ended
	September 30, 2005
	As Previously
	Reported	As Restated
	(In thousands)
Changes in Stockholders’ Equity:
Reserve fund:
Balance at beginning of period	$60,672	$60,260
Transfer from undivided profits	13,326	13,180
Balance at end of period	73,998	73,440
Undivided profits:
Balance at beginning of period	153,013	149,305
Net income	134,380	132,917
Transfer to reserve fund	(13,326)	(13,180)
Balance at end of period	223,531	218,506

Total Stockholders’ Equity	1,185,627	1,180,044

Comprehensive Income:
Net income	134,380	132,917
Total Comprehensive Income	134,577	133,114
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30, 2005
	As Previously
	Reported	As Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,380	$132,917
Deferred income tax credit	(2,670)	(3,605)
Net loss (gain) on sale and in valuation of derivative instruments	(1,476)	195
Increase in other assets	(3,946)	(3,219)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans:
Purchases	(600,468)	—
Loan originations, net of principal collections	(879,226)	(1,479,694)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash activities:
Transfer from undivided profits to reserve fund	13,326	13,180
Effect of derivative transactions:
Decrease in loans	11,922	—
Decrease (increase) in other assets	(13,294)	885
Increase in deposits	605	2,611
Increase (decrease) in other liabilties	(11,030)	892

15. SUBSEQUENT EVENT
On October 2, 2006, the Board of Directors granted to one executive officer 120,000 stock options under the shareholders’ approved 1999 Qualified Stock Option Plan. These stock options will become fully exercisable after five years following the grant date and have an exercise price of $6.00.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I — Item 2
FORWARD LOOKING STATEMENTS
Certain statements in this filing and future filings by the Company, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. In general, the word or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify forward-looking statements. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Important factors which could, but are not limited to cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expenses, increase earning assets and non-interest income, and maintain its net interest margin; (iii) fluctuations in interest rate and inflation; and (iv) the level of demand for new and existing products. Should one or more of these risks or uncertainties or other risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.
GENERAL
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly- owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at September 30, 2006 and December 31, 2005, and for the three and nine month periods ended September 30, 2006 and 2005, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
At September 30, 2006, the Company had total assets of $16.83 billion, a loan portfolio-net of $8.45 billion, an investment portfolio, excluding short-term money market instruments, of $7.03 billion, deposits of $9.01 billion, borrowings of $6.49 billion and stockholders’ equity of $1.23 billion. The Company efficiency ratio for the three and nine month periods ended September 30, 2006 was 34.43% and 34.68%, respectively.
Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at September 30, 2006. Westernbank operates through a network of 56 bank branches (including 20 Expresso of Westernbank branches) located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 14 in the San Juan metropolitan area, 7 in the Northeastern region, and 2 in the Eastern region, and a website on the Internet. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates five other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 and its newest division, Westernbank International Trade Services, established during the first quarter of year 2006, a division which specializes in international trade products and services. Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at September 30, 2006 and December 31, 2005, and for the three and nine month periods ended September 30, 2006 and 2005, were not significant.
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

The Company continues to emphasize growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending. As a result, the Company’s asset composition is mainly composed of assets with shorter maturities and greater repricing flexibility. At September 30, 2006, commercial real estate, commercial, industrial and agricultural, and construction loans were $6.70 billion or 79.27% (81.91% of which are collateralized by real estate) and consumer loans were $815.2 million or 9.64% (60.89% of which are collateralized by real estate) of the $8.45 billion loan portfolio-net. Investment securities, excluding money market instruments of $857.2 million, totaled $7.03 billion at September 30, 2006. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of September 30, 2006.
The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. We have opened 14 branches in the San Juan metropolitan area since 1998, including seven Expresso of Westernbank branches in July 2002. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza; a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for Westernbank Business Credit, the Expresso of Westernbank and Westernbank International Trade Services divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage. In March 2005, the Company opened its first mega branch in the eastern region of Puerto Rico, in the town of Humacao and in December 2005, it opened its mega branch in the Condado area in the city of San Juan. In September 2006, the Company opened its newest mega branch in the city of Bayamón.
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
Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. At September 30, 2006 and December 31, 2005, and for the three and nine month periods ended September 30, 2006 and 2005, substantially all of Westernbank International’s business activities consisted of investments in securities of and loans to entities located in the United States of America. At September 30, 2006, Westernbank International had $346.5 million in loans receivable-net of which $97.5 million were foreign loans.
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
The following Management’s Discussion and Analysis gives effect to the restatement of the condensed consolidated financial statements for the three and nine months ended September 30, 2005, as discussed in Note 14 to the condensed consolidated financial statements included in Item I.
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
At September 30, 2006, driven by significant increases in W Holding’s loan portfolio, total assets ended at $16.83 billion. Total assets grew $680.0 million or 4.21%, from $16.15 billion at December 31, 2005, principally driven by the growth of $639.0 million or 8.18% in the Company’s loan portfolio-net. Loans receivable-net, increased from $7.82 billion at December 31, 2005, to $8.45 billion at September 30, 2006, as a result of the Company’s continued strategy of growing its loan portfolio through commercial real estate collateralized, construction and land acquisition, asset-based and other industrial and agricultural commercial loans. The Company has continued to shift and reposition its balance sheet by placing emphasis on growing its floating rate loans, so as to lessen the impact of margin compression, while remaining on the sideline on the investment side until investment opportunities arise. At September 30, 2006, short-term money market instruments increased by $53.5 million or 6.66%, from $803.7 million at December 31, 2005, to $857.2 million at September 30, 2006.
Loans receivable-net, grew $639.0 million or 8.18%, to $8.45 billion at September 30, 2006, compared to $7.82 billion at December 31, 2005. This increase reflects the Company’s emphasis on continued growth in its variable rate loan portfolio mainly through commercial real estate collateralized and commercial, industrial and agricultural (“Commercial and C&I”) and construction loans. As a result, commercial real estate collateralized loan portfolio increased from $4.26 billion as of December 31, 2005, to $4.83 billion as of September 30, 2006, an increase of $571.1 million or 13.41%. Commercial, industrial and agricultural loan portfolio, increased from $1.01 billion at December 31, 2005, to $1.21 billion at September 30, 2006, up by $199.4 million or 19.68%. Construction loans increased from $505.8 million at December 31, 2005, to $658.5 million at September 30, 2006, up by $152.7 million or 30.20%.
Stockholders’ equity increased by $33.2 million or 2.78%, to $1.23 billion as of September 30, 2006, compared to December 31, 2005. Such increase resulted principally from the combination of the net income of $82.7 million generated during the nine months ended September 30, 2006 and proceeds from the exercise of stock options of $1.1 million, partially offset by dividends declared during the same period of $23.4 million and $27.7 million on the Company’s common and preferred shares, respectively.
The Company has continued to manage its interest rate risk and operating expenses. The efficiency ratio for the three and nine month periods ended September 30, 2006 was 34.43% and 34.68%, respectively.
Net income for the three months ended September 30, 2006, decreased to $25.5 million or $0.10 earnings per basic and diluted common share, down $9.5 million or 27.21%, when compared to $35.1 million or $0.16 earnings per basic common share ($0.15 on a diluted basis) for the same period in 2005. Net income for the third quarter of 2006 was impacted by a relatively flat net interest income as a result of the fact that the upward repricing of the Company’s interest-earning-assets lagged behind the increase in the cost of funds of its interest-bearing liabilities, a $5.3 million increase in the provision for loan losses, an increase of $2.9 million in noninterest expenses and an increase of $9.7 million in the provision for income taxes. Such effects were partially offset by a positive variance of $6.9 million on the net gain on derivative instruments.
Net income for the nine months ended September 30, 2006, decreased to $82.7 million or $0.33 earnings per basic and diluted common share, down $50.2 million or 37.80%, when compared to $132.9 million or $0.64 earnings per basic common share ($0.62 on a diluted basis) for the same period in 2005. Net income for the nine months ended September 30, 2006 was impacted by a decrease of $2.8 million in net interest income as a result of the fact that the upward repricing of the Company’s interest-earning-assets lagged behind the increase in the cost of funds of its interest-bearing liabilities, a $19.6 million increase in the provision for loan losses, a decrease of $2.0 million in noninterest income due to a negative variance of $5.0 million on net gain on derivative instruments, an increase of $11.1 million in noninterest expenses and an increase of $14.8 million in the provision for income taxes.
For the three and nine month periods ended September 30, 2005, the Company recorded a charge of $8.1 million ($4.9 million, net of taxes) and $2.4 million ($1.5 million, net of taxes), respectively, mainly as a result of the change in the fair value during the period of certain interest rate swaps on a portion of the Company’s brokered certificates of deposit. On January 3, 2006, the Company re-designated most of these interest rate swaps utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the brokered CDs) and the interest rate swaps are recorded through earnings.
Income available to common stockholders for the three and nine month periods ended September 30, 2006, decreased to $16.3 million and $55.0 million, down $9.5 million and $50.2 million, respectively, when compared to $25.9 million and $105.2 million for the same periods in 2005.
The return on assets (ROA) and the return on common stockholders’ equity (ROCE) for the quarter ended September 30, 2006, were 0.61% and 9.44%, respectively, as compared to 0.91% and 16.17% reported for the same quarter in 2005. For the nine months ended September 30, 2006, the ROA and ROCE were 0.67% and 10.80%, respectively, compared to 1.18% and 23.08%, for the same period in 2005.
Different components that impacted the Company’s performance are discussed in more detail in the following pages.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income represents the main source of earnings of the Company. As further discussed in Item 3: “Quantitative and Qualitative Disclosures of Market Risk”, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities.

Net interest income for the third quarter ended September 30, 2006 remained almost unchanged at $79.0 million when compared to $78.8 million for the same quarter in 2005. This is the result of the fact that the upward repricing of the Company’s interest-earning assets lagged behind the increase in the cost of funds of its interest-bearing liabilities. Even though there was a $12.4 million positive volume variance, this was almost offset by a $12.2 million negative rate variance. For the nine months ended September 30, 2006, net interest income decreased from $236.2 million to $233.5 million, a decrease of $2.8 million or 1.17%. For the nine months ended September 30, 2006, there was a $43.3 million positive volume variance, which was completely offset by a $46.1 million negative rate variance. As explained before, these decreases are the result of the fact that the upward repricing of the Company’s interest-earning assets lagged behind the increase in the cost of funds of its interest-bearing liabilities. For the three and nine month periods ended September 30, 2006, average net interest-earning assets increased by $91.0 million or 8.97% and $111.8 million or 11.42%, respectively, when compared to the same periods in 2005.
Average interest-earning assets for the third quarter of 2006 increased by $1.30 billion or 8.61%, compared to the same quarter in year 2005. The average loan portfolio increased by $1.19 billion or 16.43%, particularly in the Commercial and C&I and in the construction loan portfolios. The average investment securities, excluding short-term money market instruments, increased by $116.2 million or 1.84%, primarily in short-term tax-exempt securities, such as U.S. Government Agencies discount notes. Average mortgage-backed securities decreased by $55.8 million or 7.63%, while average money market instruments increased by $54.3 million or 6.49%. Changes in the investment portfolio are attributable to the reinvestment on short-term tax-exempt securities, specifically U.S. Government Agencies discount notes, as part of management’s strategy of growing the Company’s tax exempt interest income.
For the nine months ended September 30, 2006, average interest-earning assets increased by $1.47 billion or 9.94%, when compared to the same period of 2005. The average loan portfolio increased by $1.44 billion or 21.26%, particularly in the Commercial and C&I and in the construction loan portfolios. The average investment securities, excluding short-term money market instruments, increased by $246.6 million or 3.93%, primarily in short-term tax exempt securities, such as U.S. Government and agencies discount notes, as explained before, while average mortgage-backed securities and average money market instruments decreased by $140.7 million or 18.06% and $76.3 million or 8.13%, respectively.
The average yield earned in interest-earning assets increased 84 basis points from 5.39%, to 6.23%, and 80 basis points from 5.24%, to 6.04%, for the three and nine months ended September 30, 2006, respectively, when compared to the same periods in prior year. The increase in the average yield for the quarter and nine months ended September 30, 2006, was mainly due to higher average yields earned on the loan portfolio, higher reinvestment rates on matured and called securities and higher yields earned on money market instruments. The increase in the average yield earned on the loan portfolio was due to new higher yielding loans and the re-pricing of existing floating rate Commercial and C&I loans. During the last four quarters ended September 30, 2006, the Federal Reserve has increased the discount rate by 150 basis points, which has reflected equally on the Prime Rate, an index used by the Bank to re-price most of its floating rate loans.

For the quarter ended September 30, 2006, the Company’s overall cost of funds increased 108 basis points, from 3.56%, to 4.64%, when compared to the same quarter in 2005. This increase was due to a general increase in the cost of funding sources of the Company. The average interest rate paid on deposits increased by 98 basis points, from 3.35% for the third quarter of 2005, to 4.33% for the same period in 2006. The average interest rate paid on federal funds purchased and repurchase agreements increased by 125 basis points, from 3.79% for the quarter ended September 30, 2005, to 5.04% for the same period in 2006. The average interest rate paid on advances from the FHLB increased by 127 basis points, from 4.31% for the quarter ended September 30, 2005, to 5.58% for the same period in 2006.
For the nine months ended September 30, 2006, the overall cost of funds increased 109 basis points, from 3.32% for the nine months ended September 30, 2005, to 4.41% for the nine months ended September 30, 2006. The average interest rate paid on deposits increased by 92 basis points, from 3.16% for the nine months ended September 30, 2005, to 4.08% for the same period in 2006. Average interest rates paid on federal funds purchased and repurchase agreements increased 136 basis points, from 3.47% for the nine months ended September 30, 2005, to 4.83% for the nine months ended September 30, 2006. The average interest rate paid on advances from the FHLB increased 124 basis points, from 4.04% for the nine months ended September 30, 2005, to 5.28% for the same period in 2006.
On a linked quarter comparison, the average yield earned in interest-earning assets increased 23 basis points, from 6.00% for the second quarter of year 2006. As explained before, the increase in the average yield for the third quarter of 2006 was mainly due to higher average yields earned on the loan portfolio, higher reinvestment rates on matured and called securities and higher yields earned on money market instruments. Meanwhile, the Company’s overall cost of funds increased by 22 basis points, from 4.42% for the second quarter of year 2006, to 4.64% for the third quarter of year 2006. The increase in the overall cost of funds was due to a general increase in the cost of funding sources of the Company.
The strong growth in average interest-earning assets between both periods was in part offset by increases in the average interest-bearing liabilities of $1.21 billion or 8.58%, and $1.35 billion or 9.83%, for the three and nine months ended September 30, 2006, respectively. Deposits grew in average by $1.25 billion or 16.39%, and $1.54 billion or 21.55%, during the three and nine months ended September 30, 2006, respectively, while other borrowings (federal funds purchased, repurchase agreements and advances from the FHLB) in average decreased by $35.9 million or 0.55%, and $185.3 million or 2.80%, for the same periods in 2005, respectively.
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

	Three Months Ended September 30,
	2006			2005
			Annualized			Annualized
		Average	Average		Average	Average
	Interest	Balance (1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
			(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$175,042	$8,414,071	8.25%	$126,690	$7,226,415	6.96%
Investment securities (3)	65,562	6,449,169	4.03	62,433	6,332,947	3.91
Mortgage-backed securities (4)	7,036	675,437	4.13	7,741	731,220	4.20
Money market instruments	10,409	890,212	4.64	8,483	835,937	4.03

Total	258,049	16,428,889	6.23	205,347	15,126,519	5.39

Interest-bearing liabilities:
Deposits	96,693	8,856,606	4.33	64,272	7,609,348	3.35
Federal funds purchased and repurchase agreements	80,184	6,312,742	5.04	60,437	6,330,813	3.79
Advances from FHLB	2,169	154,174	5.58	1,870	172,000	4.31

Total	179,046	15,323,522	4.64	126,579	14,112,161	3.56

Net interest income	$79,003			$78,768

Interest rate spread			1.59%			1.83%

Net interest-earning assets		$1,105,367			$1,014,358

Net yield on interest-earning assets (5)			1.91%			2.07%

Ratio of interest-earning assets to interest-bearing liabilities		107.21%			107.19%

Tax equivalent spread:
Interest-earning assets	$258,049	$16,428,889	6.23%	$205,347	$15,126,519	5.39%
Tax equivalent adjustment	3,487	—	0.09	7,407	—	0.19

Interest-earning assets - tax equivalent	261,536	$16,428,889	6.32	212,754	$15,126,519	5.58

Interest-bearing liabilities	179,046	$15,323,522	4.64	126,579	$14,112,161	3.56

Net interest income	$82,490			$86,175

Interest rate spread			1.68%			2.02%

Net yield on interest - earning assets (5)			1.99%			2.26%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude non-performing loans. Loan fees, net amounted to $4.7 million, and $4.8 million for the three-months ended September 30, 2006 and 2005, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Annualized net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2006			2005
			Annualized			Annualized
		Average	Average		Average	Average
	Interest	Balance (1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$485,219	$8,194,030	7.92%	$341,258	$6,757,577	6.75%
Investment securities (3)	196,177	6,520,123	4.02	184,425	6,273,567	3.93
Mortgage-backed securities (4)	21,495	638,381	4.50	25,006	779,106	4.29
Money market instruments	29,044	862,744	4.50	27,369	939,062	3.90

Total	731,935	16,215,278	6.04	578,058	14,749,312	5.24

Interest-bearing liabilities:
Deposits	265,014	8,682,122	4.08	169,016	7,142,636	3.16
Federal funds purchased and repurchase agreements	227,073	6,280,842	4.83	167,113	6,439,478	3.47
Advances from FHLB	6,377	161,560	5.28	5,693	188,249	4.04

Total	498,464	15,124,524	4.41	341,822	13,770,363	3.32

Net interest income	$233,471			$236,236

Interest rate spread			1.63%			1.92%

Net interest-earning assets		$1,090,754			$978,949

Net yield on interest-earning assets (5)			1.93%			2.14%

Ratio of interest-earning assets to interest-bearing liabilities		107.21%			107.11%

Tax equivalent spread:
Interest-earning assets	$731,935	$16,215,278	6.04%	$578,058	$14,749,312	5.24%
Tax equivalent adjustment	14,645	—	0.12	34,129	—	0.31

Interest-earning assets - tax equivalent	746,580	$16,215,278	6.16	612,187	$14,749,312	5.55

Interest-bearing liabilities	498,464	$15,124,524	4.41	341,822	$13,770,363	3.32

Net interest income	$248,116			$270,365

Interest rate spread			1.75%			2.23%

Net yield on interest - earning assets (5)			2.05%			2.45%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude non-performing loans. Loan fees, net amounted to $11.8 million, and $13.9 million for the nine months ended September 30, 2006 and 2005, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Annualized net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and changes in interest rates.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 vs. 2005			2006 vs. 2005
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans	$22,641	$25,711	$48,352	$79,451	$64,510	$143,961
Investment securities (1)	1,159	1,970	3,129	7,355	4,397	11,752
Mortgage-backed securities (2)	(583)	(122)	(705)	(4,821)	1,310	(3,511)
Money market instruments	488	1,438	1,926	(2,343)	4,018	1,675

Total increase in interest income	23,705	28,997	52,702	79,642	74,235	153,877

Interest expense:
Deposits	11,642	20,779	32,421	40,933	55,065	95,998
Federal funds purchased and repurchase agreements	(172)	19,919	19,747	(4,009)	63,969	59,960
Advances from FHLB	(163)	462	299	(593)	1,277	684

Total increase in interest expense	11,307	41,160	52,467	36,331	120,311	156,642

Increase (decrease) in net interest income	$12,398	$(12,163)	$235	$43,311	$(46,076)	$(2,765)

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
Provision For Loan Losses
The provision for loan losses amounted to $11.3 million for the third quarter of 2006, up by $5.3 million, from $6.0 million for the same period in 2005. For the nine months ended September 30, 2006, the provision for loan losses amounted to $36.6 million, up by $19.6 million, from $17.0 million for the nine months ended September 30, 2005. The allowance for loan losses reached $115.0 million as of September 30, 2006. The increase in the provision for loan losses for both periods is attributable to the following factors: first, the overall growth in the Company’s loan portfolio, mainly those of its Commercial and C&I loans; and second, to higher non-performing loans and net loans charged-off during the period, principally in the loan portfolio of the Company’s asset-based lending division.
Commercial and C&I loan portfolio grew to $6.04 billion at September 30, 2006, an increase of $770.5 million or 14.61%, when compared to December 31, 2005. On a year-to-year basis, the Commercial and C&I loan portfolio grew $1.19 billion or 24.51%, from $4.85 billion at September 30, 2005. Westernbank Business Credit loan portfolio grew to $1.44 billion at September 30, 2006, an increase of $176.8 million or 13.99% when compared to December 31, 2005, and an increase of $193.1 million or 15.48% when compared to September 30, 2005.

The provision for loan losses for the asset-based-lending division increased by $2.3 million and $26.8 million, for the three and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005. Such increases are mainly attributable to two factors. First, the increase in the Division’s loan portfolio from $1.25 billion at September 30, 2005, to $1.26 billion at December 31, 2005, to $1.44 billion at September 30, 2006; and second, the increase in classified loans of the Division’s loan portfolio. During the nine months ended September 30, 2006, the Company classified three loans of the Division’s loan portfolio with outstanding principal balances of $51.6 million, $40.3 million and $9.8 million at September 30, 2006. These loans required valuation allowances as follows: $16.2 million for the $51.6 million loan, $10.8 million for the $40.3 million loan and $3.0 million for the $9.8 million loan. These loans are current but have shortfalls in the financial conditions of the borrowers. The average yield of Westernbank Business Credit Division’s loan portfolio at September 30, 2006, was 9.84%.
The provision for loan losses for the consumer loan portfolio, including the Expresso of Westernbank loans portfolio, for the three and nine months ended September 30, 2006 increased by $1.9 million and $2.0 million, respectively, when compared to the same periods in 2005. The increase was mainly due to an increase in the delinquency levels of the consumer loan portfolio. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 37 basis points, to 1.90% at September 30, 2006, when compared to 1.53% for the comparable period last year. The increase was principally attributable to consumer loans past due over 60 days which are collateralized by real estate properties. At September 30, 2006, the Expresso of Westernbank loan portfolio decreased to $133.4 million from $135.9 million at September 30, 2005, a decrease of $2.5 million or 1.81%. The Expresso of Westernbank’s loan portfolio shows lower net charge-offs as a result of management’s strategy of stabilizing loan losses and increasing the overall rates charged on the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans.
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
At September 30, 2006, the allowance for loan losses was $115.0 million or 1.34% of total loans, and 88.90% of total non-performing loans (reserve coverage), compared to an allowance for loan losses at December 31, 2005, of $92.4 million or 1.17% of total loans, and 144.39% of total non-performing loans. The decrease in the allowance for loan losses to total non-performing loans was mainly due to the increase in commercial non-performing loans, mainly secured by real estate, accounts receivable and inventories.
Net loans charged-off in the third quarter of 2006 were $4.8 million or 0.23% (annualized) to average loans, an increase of $963,000 or 25.04%, when compared to $3.8 million or 0.21% (annualized) to average loans for the same period in 2005. The increase in loans charged-off for the third quarter of 2006 when compared to the same quarter in 2005, is mainly attributed to an increase of $1.2 million in Commercial and C&I loans charged-off. Such increase is principally due to a $940,000 additional partial charge-off of one reserved loan of the Company’s asset based lending division that was acquired in the original purchased loan portfolio in 2001, The remaining outstanding principal balance of this loan at September 30, 2006, is $4.7 million, with a specific valuation allowance of $500,000.
Consumer loan charge-offs in the third quarter of 2006 remained stable at $3.4 million, when compared to the same quarter in 2005. Such stability is principally attributed to the steadiness of loan charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division remained relatively unchanged at $2.5 million for the third quarter of 2006, when compared to the same quarter in 2005. Management’s strategy of stabilizing loan losses and increasing the overall rates charged of the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans, has resulted in lower levels in net charge-offs and a higher yield loan portfolio. At September 30, 2006, the Expresso of Westernbank loan portfolio decreased by $1.6 million, when compared to $135.0 million at December 31, 2005. On a year-to-year basis, the Expresso of Westernbank loan portfolio decreased by $2.5 million, from $135.9 million at September 30, 2005. The average yield of the Expresso of Westernbank loan portfolio was 22.53% at September 30, 2006. Also, the portion of the loan portfolio of Expresso of Westernbank collateralized by real estate at September 30, 2006, already accounts for 19% of the outstanding balance.
For the nine months ended September 30, 2006, net loan charge-offs amounted to $14.0 million or 0.23% (annualized) to average loans, an increase of $3.5 million or 33.74%, when compared to $10.5 million or 0.21% (annualized) to average loans in 2005. The increase in loans charged-off for the nine months ended September 30, 2006 when compared to the same period in 2005, is mainly attributed to an increase of $6.6 million in Commercial and C&I loans charged-off. Such increase is principally due to additional partial charge-offs for an aggregate amount of $5.3 million on one reserved loan of the Company’s asset based lending division that was acquired in the original purchased loan portfolio in 2001, as explained before.
Consumer loan charge-offs for the nine months ended September 30, 2006 were $8.5 million, an improvement of $1.1 million or 11.39%, when compared to $9.6 million for the same period in 2005. Such improvement is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division decreased from $6.9 million for the nine months ended September 30, 2005, to $6.4 million for same period in 2006, a decrease of $516,000. As explained before, this is the result of management’s strategy of stabilizing loan losses and increasing the overall rates charged of the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans.
Non-performing loans amounted to $129.3 million or 1.51% of the total loan portfolio at September 30, 2006, an increase of $65.3 million, when compared to $64.0 million or 0.81% of the total loan portfolio at December 31, 2005. This increase is mainly attributed to two loans of the Company’s asset based lending division, with outstanding principal balances of $51.6 million and $14.3 million at September 30, 2006. Both loans are current but have shortfalls in the financial conditions of the borrowers. At September 30, 2006, the $51.6 million and the $14.3 million loans have a valuation allowance of $16.2 million and $5.0 million, respectively. During the nine months ended September 30, 2006, five loans that were in non-performing status at December 31, 2005, all of them with the same borrower and an aggregate outstanding principal balance of $8.4 million, were collected.

The Company’s combined delinquency on all portfolios for the categories of 60 days and over was 0.70% (less than 1%), at September 30, 2006, an improvement of 4 basis points when compared to 0.74% (less than 1%), at September 30, 2005. The decrease in the combined delinquency ratio arises from a decrease in delinquent loans of the Commercial, C&I and construction loan portfolios, mainly in loans collateralized by real estate properties.
The delinquency ratio on the Commercial, C&I and construction loan portfolios for the categories of 60 days and over improved to 0.64% (less than 1%), when compared to 0.80% (less than 1%), reported for the year ago period, a decrease of 16 basis points. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 37 basis points, to 1.90% at September 30, 2006, when compared to 1.53% for the comparable period last year. The increase in the delinquency ratio of the consumer loan portfolio is mainly attributable to loans past due over 60 days which are collateralized by real estate properties.
On a linked quarter comparison, the Company’s combined delinquency on all portfolios for the categories of 60 days and over improved by 26 basis points, from 0.96% (less than 1%) at June 30, 2006. As explained before, the decrease in the combined delinquency ratio arises from a decrease in delinquent loans of the Commercial, C&I and construction loan portfolios, mainly in loans collateralized by real estate properties. The delinquency ratio on the Commercial, C&I and construction loan portfolios for the categories of 60 days and over improved by 13 basis points from 0.77% (less than 1%), at June 30, 2006. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 32 basis points when compared to 1.58% at June 30, 2006. As explained in the above paragraph, the increase in the consumer loan portfolio delinquency ratio on a linked quarter comparison is mainly attributable to consumer loans past due over 60 days which are collateralized by real estate properties.
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of various conditions such as the existing general economic and business conditions affecting key lending areas; terms, nature and volume of the portfolio, credit quality trends including trends in non-performing loans expected to result from existing conditions, evaluation of the collectibility of the loan portfolio, collateral values, credit concentrations, trends in historical loss experience, specific impaired loans and delinquency trends, among other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although no assurance can be given, management believes that the present allowance for loan losses is adequate considering loss experience, delinquency trends and current economic conditions. Management regularly reviews the Company’s allowance for loan losses as its loan portfolio grows and diversifies. See “— Financial Condition — Allowance for Loan Losses” herein.

Noninterest Income
Noninterest income increased $8.1 million for the three month period ended September 30, 2006, when compared to the same period in 2005. This increase was mainly due to a positive variance of $6.9 million in net gain (loss) on derivative instruments, as a result of the mark to market of such positions. On January 3, 2006, the Company re-designated most of its interest rate swaps relating to its brokered certificates of deposit (“brokered CDs”) utilizing the “long-haul” method of SFAS No. 133. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the brokered CDs) and the interest rate swaps are recorded through earnings. Service fees and other fees and commissions for the third quarter of 2006 increased by $1.0 million, when compared to $8.4 million for the same period in 2005. Such increase was mainly due to higher activity associated with other fees resulting from the Company’s overall growing volume of business and other fees generated by the Company’s asset-based lending operation.
For the nine month period ended September 30, 2006, noninterest income decreased $2.0 million or 6.90%, when compared to the same period in 2005. The decrease was mainly due to a negative variance of $5.0 million on net gain on derivative instruments. Also, during the quarter ended June 30, 2006, management concluded that $21.6 million of its investments in Puerto Rico Government Obligations were other-than-temporarily impaired and recorded a loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. Such decreases were partially offset by an increase of $4.0 million on service fees, and other fees and commissions for the nine months ended September 2006, when compared to the same period in 2005. As explained in the previous paragraph, such increase was mainly due to higher activity associated with other fees resulting from the Company’s overall growing volume of business and other fees generated by the Company’s asset-based lending operation.
Noninterest Expenses
Total noninterest expenses increased $2.9 million or 10.34% for the three-month period ended September 30, 2006, and $11.1 million or 13.97% for the nine-months ended September 30, 2006, when compared to the corresponding periods in 2005. Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $695,000 or 5.86% for the third quarter of year 2006 and $5.5 million or 16.22%, for the nine-months ended September 30, 2006 compared to the corresponding periods in 2005. Such increases are attributed to the increases in personnel, normal salary increases and related employee benefits, principally attributed to the Company’s continued expansion in the San Juan Metropolitan area. In December 2005, the Company opened a mega branch in the Condado area in the city of San Juan and in September 2006, the Company opened its newest mega branch in the city of Bayamón. In addition, the Company opened a branch in Fajardo (Eastern region) in October 2005. Also, during the first quarter of year 2006, the Company established Westernbank International Trade Services, a division of Westernbank Puerto Rico that provides international trade products and services to customers. At September 30, 2006, the Company had 1,365 full-time employees, including its executive officers, an increase of 99 employees or 7.82% since September 30, 2005.

Depreciation, maintenance and related equipment expenses increased $657,000 or 26.41% for the three-months ended September 30, 2006, and $1.5 million or 21.27% for the nine-months ended September 30, 2006, when compared to same periods in 2005. The increase was mainly due to the continued growth of the Company’s branch network, as explained in the above paragraph.
Noninterest expenses, other than salaries and employees’ benefits and equipment, discussed above, increased by $1.5 million or 11.35% for the third quarter of 2006, and $4.1 million or 10.63% for the nine months ended September 30, 2006. The increase resulted primarily from the additional investment in technology and general infrastructure to sustain and coordinate the Company’s growth and expansion in all of its business areas, mainly in the San Juan Metropolitan area.
The Company has maintained operating expenses at adequate levels and achieved an efficiency ratio of 34.68% for the nine months ended September 30, 2006 and 34.43% for the third quarter of 2006, compared to 29.77% and 31.04% for the same periods in 2005. The change in the efficiency ratio in 2006 was mainly due to increases in non-interest expenses.
Provision for Income Taxes
Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%, except for years 2005 and 2006, in which two transitory additional income taxes of 2.5% and 2% over net taxable income were imposed by the Government of Puerto Rico, effectively increasing the maximum statutory regular tax rate to 41.5% in 2005 and 43.5% in 2006. The provision for income taxes increased $9.7 million or 79.16% for the three months ended September 30, 2006 and increased $14.8 million or 41.26% for the nine-month period ended September 30, 2006, when compared to the same periods in 2005. The current provision for Puerto Rico income taxes increased $7.3 million or 44.88% for the three month period ended September 30, 2006 and $18.6 million or 47.04% for the nine-month period ended September 30, 2006, when compared to the corresponding periods in 2005. The increase in the current provision for income taxes is attributed to three factors. First, on May 13, 2006, with an effective date of January 1, 2006, the Puerto Rico Legislature approved Law No. 89 which imposes an additional 2.0% tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. Therefore, Westernbank is now subject to a maximum statutory tax rate of 43.5%. This transitory income tax of 2% amounted to $2.3 million for the nine months ended September 30, 2006. The transitory income taxes of 2% and 2.5% (the latter was approved by the Government of Puerto Rico on August 1, 2005) are of temporary nature and will end on December 31, 2006. Second, the Company accrued $7.6 million for income tax contingencies. Third, the increase in the Company’s taxable income derived from the increase in its loan portfolio, has changed the proportion between exempt and taxable income and therefore increasing the Company’s effective tax rate.
The deferred credit for the three and nine months ended September 30, 2006, decreased by $2.4 million and increased $3.8 million, respectively, when compared to the same periods in prior year. Such changes are attributable to temporary differences in the recognition of certain items for tax and books, principally changes in the allowance for loan losses and in the fair value of derivative instruments.

Net Income
Net income for the three and nine month periods ended September 30, 2006, decreased $9.5 million or 27.21%, and $50.2 million or 37.80%, respectively, to $25.5 million and $82.7 million, respectively, from $35.1 million and $132.9 million for the same periods in 2005. Net income for the third quarter of 2006 was impacted by a flat net interest income as a result of the fact that the upward repricing of the Company’s interest-earning assets lagged behind the increase in the cost of funds of its interest-bearing liabilities, a $5.3 million increase in the provision for loan losses, an increase of $2.9 million in noninterest expenses and an increase of $9.7 million in the provision for income taxes. Such effects were partially offset by a positive variance of $6.9 million on the net gain on derivative instruments.
For the nine months ended September 30, 2006, net income was impacted by a decrease of $2.8 million in net interest income as a result of the fact that the upward repricing of the Company’s interest-earning assets lagged behind the increase in the cost of funds of its interest-bearing liabilities, a $19.6 million increase in the provision for loan losses, a decrease of $2.0 million in noninterest income due to a negative variance of $5.0 million on net gain (loss) on derivative instruments, an increase of $11.1 million in noninterest expenses and an increase of $14.8 million in the provision for income taxes.
FINANCIAL CONDITION
The Company had total assets of $16.83 billion as of September 30, 2006, compared to $16.15 billion as of December 31, 2005, an increase of $680.0 million or 4.21%. Loans receivable-net, grew by $639.0 million or 8.18%, from $7.82 billion at December 31, 2005, to $8.45 billion at September 30, 2006, as a result of the Company’s continued strategy of growing its loan portfolio through commercial real estate collateralized, construction and land acquisition, asset-based and other commercial loans. The investment portfolio, excluding money market instruments, stands at $7.03 billion at September 30, 2006, a decrease of $46.6 million or 0.66%, in comparison to December 31, 2005. Money market instruments increased by $53.5 million or 6.66%, from $803.7 million at December 31, 2005, to $857.2 million at September 30, 2006. Changes in portfolios are attributable to the Company strategy to emphasize the growth of its loan portfolio, principally through floating rate loans, so as to lessen the impact of margin compression, while remaining on the sideline on the investment side until investment opportunities arise.
As of September 30, 2006, total liabilities amounted to $15.61 billion, an increase of $646.8 million or 4.32%, when compared to $14.96 billion as of December 31, 2005. Deposits increased $637.5 million or 7.61%, from $8.38 billion as of December 31, 2005, to $9.01 billion as of September 30, 2006. Repurchase agreements increased by $55.5 million or 0.89%, from $6.26 billion at December 31, 2005, to $6.32 billion at September 30, 2006, while Advances from the FHLB decreased by $35.0 million or 20.35%, from $172.0 million at December 31, 2005, to $137.0 million at September 30, 2006.

Stockholders’ equity increased by $33.2 million or 2.78%, to $1.23 billion as of September 30, 2006, when compared to December 31, 2005. Such increase resulted principally from the combination of the net income of $82.7 million generated during the nine months ended September 30, 2006 and proceeds from the exercise of stock options of $1.1 million, partially offset by dividends declared during the same period of $23.4 million and $27.7 million on the Company’s common and preferred shares, respectively.
Loans
Loans receivable-net, were $8.45 billion or 50.23% of total assets at September 30, 2006, an increase of $639.0 million or 8.18%, when compared to $7.82 billion or 48.39% of total assets at December 31, 2005.
The Company continues to focus on growing its commercial loans portfolio through commercial real estate, construction and land acquisition, asset-based and other commercial loans. As a result, the commercial real estate mortgage loan portfolio increased $571.1 million or 13.41%, from $4.26 billion at December 31, 2005, to $4.83 billion at September 30, 2006. The commercial, industrial and agricultural loan portfolio was $1.21 billion as of September 30, 2006, an increase of $199.4 million or 19.68%, from $1.01 billion at December 31, 2005. The residential real estate-mortgage loan portfolio, decreased from $1.30 billion as of December 31, 2005, to $1.05 billion as of September 30, 2006. Consumer and other loan portfolio, including credit cards and loans on deposits decreased from $830.4 million at December 31, 2005, to $815.2 million at September 30, 2006.
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
During the last five fiscal years, loans have grown at an average annualized rate of 28.80%. As of September 30, 2006, Commercial, C&I and construction loans were 79.27% (81.91% of which is collateralized by real estate) and consumer loans were 9.64% (60.89% of which is collateralized by real estate) of the $8.45 billion loan portfolio-net. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of September 30, 2006. At September 30, 2006, Westernbank Business Credit, the Company’s asset-based lending division, had commercial loans principally secured by real estate (40%), accounts receivable, inventory and equipment amounting to $1.44 billion and the Expresso of Westernbank (generally unsecured consumer lending) division’s loan portfolio amounted to $133.4 million. At September 30, 2006, the average yield on Westernbank Business Credit division asset-based loan portfolio was 9.84%, while for the Expresso of Westernbank division’s loan portfolio, the average yield was 22.53%.

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate — mortgage (1)	$4,831,404	57.2%	$4,260,258	54.5%
Residential real estate — mortgage (2)	1,051,997	12.4	1,298,535	16.6
Construction — mortgage	658,505	7.8	505,760	6.5
Commercial, industrial and agricultural (1)	1,212,469	14.3	1,013,092	13.0
Consumer and others (3) (4)	815,199	9.6	830,384	10.6

Total loans	8,569,574	101.3	7,908,029	101.2
Allowance for loan losses	(114,953)	(1.3)	(92,406)	(1.2)

Loans — net	$8,454,621	100.0%	$7,815,623	100.0%

(1)	Includes $1.44 billion and $1.26 billion at September 30, 2006 and December 31, 2005, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico mainly secured by mortgages on one-to-four family residential properties with an outstanding principal balance of $986.5 million and $1.14 billion at September 30, 2006 and December 31, 2005, respectively.

(3)	Includes $133.4 million and $135.0 million of the Expresso of Westernbank division outstanding loans at September 30, 2006 and December 31, 2005, respectively.

(4)	Includes $496.4 million and $585.9 million collateralized by real estate at September 30, 2006 and December 31, 2005, respectively.
Residential real estate mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At September 30, 2006, residential mortgage loans included $986.5 million in commercial loans mainly secured by individual mortgages on one-to-four family residential properties to two mortgage originator groups in Puerto Rico and $28.0 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.
Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $913.0 million in one mortgage originator group in Puerto Rico at September 30, 2006. In addition, Westernbank has outstanding $73.5 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $986.5 million at September 30, 2006. These commercial loans are secured by 12,578 individual mortgage loans on residential and commercial real estate with an average principal balance of $78,430. Westernbank’s historical experience with the mortgage originator groups is that they have paid these loans in accordance with their terms. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its loan portfolio until they are paid in full.

On June 30, 2006, Westernbank entered into an agreement to restructure the terms of the original transactions of the $913.0 million lending relationship described above. The agreement eliminated the recourse provisions on the underlying loans, terminated the counterparties’ call rights, converted the return from variable to a fixed rate, and resulted in a net compensation of $25.8 million to Westernbank. One of the announced purposes of that transaction was to give Westernbank the ability to use sale accounting treatment. However, because most of the individual mortgage loans were originally transferred to the ultimate transferor within the mortgage originator group by two of its affiliates, the Company has not been able to obtain persuasive evidence that the transfers of loans from the affiliates to the entity that subsequently transferred the loans to Westernbank met all the criteria for sale accounting under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the Company continues to present these transactions as commercial loans secured by real estate mortgages. The net compensation of $25.8 million received by Westernbank in connection with the June 30, 2006 transaction will be amortized over the remaining life of these loans as a yield adjustment.
Westernbank originated $1.34 billion of commercial real estate mortgage loans, including asset-based and construction loans, during the nine month period ended September 30, 2006. At September 30, 2006, commercial real estate mortgage loans totaled $4.83 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans, mainly in Canada and in the United Kingdom, amounted to $97.5 million at September 30, 2006. These loans are denominated in U.S. dollars. At September 30, 2006, the Company maintained its status as a secured lender, with approximately 83% of its loans collateralized by real estate.
The portfolio of Consumer and other loans at September 30, 2006, consisted of consumer loans of $815.2 million, of which $496.4 million are secured by real estate, $284.5 million are unsecured consumer loans (consisting of $108.5 million of Expresso of Westernbank division unsecured loan portfolio, credit card loans of $48.5 million and other consumer loans of $127.5 million) and loans secured by deposits in Westernbank totaling $34.3 million.

The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at September 30, 2006. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		MATURITIES
			After one year to five years		After five years
				(In thousands)
	Balance	One year or	Fixed interest	Variable interest	Fixed interest	Variable interest
	outstanding	less	rates	rates	rates	rates
Commercial real estate — mortgage	$4,831,404	$1,379,279	$468,958	$776,774	$127,394	$2,078,999
Residential real estate — mortgage (1)	1,051,997	11,152	50,837	8	951,949	38,051
Construction — mortgage	658,505	335,528	—	322,977	—	—
Commercial, industrial and agricultural	1,212,469	374,697	57,304	710,373	12,450	57,645
Consumer and others	815,199	133,694	169,680	8,577	83,858	419,390

Total	$8,569,574	$2,234,350	$746,779	$1,818,709	$1,175,651	$2,594,085

(1)	Includes fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico mainly secured by mortgages on one-to-four family residential properties with an outstanding principal balance of $986.5 million at September 30, 2006.
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
Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of September 30, 2006, Westernbank’s commercial loan portfolio had a total delinquency ratio, including the categories of 60 days and over, of 0.64% (less than 1%), compared to 0.85% (less than 1%) at December 31, 2005. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “Non-performing loans and foreclosed real estate held for sale”.
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
Westernbank offers the service of VISA TM and MasterCard TM credit cards. At September 30, 2006, there were approximately 21,739 outstanding accounts, with an aggregate outstanding balance of $48.5 million and unused credit card lines available of $83.2 million.
In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of September 30, 2006, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.90%, an increase of 77 basis points when compared to 1.13% at December 31, 2005. The increase in the delinquency ratio from 2005 to 2006 was mainly due to delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.

Westernbank has 83% of its loan portfolio as of September 30, 2006, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below 1% for both periods, being 0.70% at September 30, 2006, and 0.72% at December 31, 2005.
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

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial real estate — mortgages and commercial, industrial and agricultural loans	$116,698	$55,585
Residential real estate mortgage and construction loans	1,789	2,125
Consumer loans	10,814	6,288

Total non-performing loans	129,301	63,998
Foreclosed real estate held for sale	5,433	4,137

Total non-performing loans and foreclosed real estate held for sale	$134,734	$68,135

Interest that would have been recorded if the loans had not been classified as non-performing	$7,838	$4,916

Interest recorded on non-performing loans	$2,860	$743

Total non-performing loans as a percentage of total loans at end of period	1.51%	0.81%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	0.80%	0.42%

Non-performing loans amounted to $129.3 million or 1.51% of the total loan portfolio at September 30, 2006, an increase of $65.3 million, when compared to $64.0 million or 0.81% of the total loan portfolio at December 31, 2005. This increase is mainly attributed to two loans of the Company’s asset based lending division, with outstanding principal balances of $51.6 million and $14.3 million at September 30, 2006. Both loans are current but have shortfalls in the financial conditions of the borrowers. At September 30, 2006, the $51.6 million and the $14.3 million loans have a valuation allowance of $16.2 million and $5.0 million, respectively. During the nine months ended September 30, 2006, five loans that were in non-performing status at December 31, 2005, all of them with the same borrower and an aggregate outstanding principal balance of $8.4 million, were collected.
Non-performing loans on the consumer loans portfolio increased by $4.5 million or 71.98% at September 30, 2006, when compared to December 31, 2005. As explained before, such increase was mainly due to non-performing loans in the regular consumer loans portfolio which are collateralized by real estate.
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
At September 30, 2006, the allowance for loan losses was $115.0 million, consisting of $71.2 million formula allowance (general allowance) and $43.8 million of specific allowance. As of September 30, 2006, the allowance for loan losses equals 1.34% of total loans, compared with an allowance for loan losses at December 31, 2005, of $92.4 million or 1.17% of total loans.
As of September 30, 2006, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of year	$92,406	$80,066	$80,066

Loans charged-off:
Commercial real estate — mortgage and commercial, industrial and agricultural loans (1)	(9,418)	(2,784)	(8,233)
Residential real estate mortgage and construction loans	(13)	(63)	(121)
Consumer loans (2)	(8,514)	(9,608)	(13,809)

Total loans charged-off	(17,945)	(12,455)	(22,163)

Recoveries of loans previously charged-off:
Commercial real estate — mortgage and commercial, industrial and agricultural loans	2,126	443	1,008
Residential real estate mortgage and construction loans	66	176	212
Consumer loans (3)	1,750	1,366	2,283

Total recoveries of loans previously charged-off	3,942	1,985	3,503

Net loans charged-off	(14,003)	(10,470)	(18,660)

Provision for loan losses	36,550	17,000	31,000

Balance, end of period	$114,953	$86,596	$92,406

Ratios:
Allowance for loan losses to total loans at end of period	1.34%	1.16%	1.17%
Provision for loan losses to net loans charged-off	261.02%	162.37%	166.13%
Recoveries of loans to loans charged-off in previous period (4)	23.78%	11.95%	15.78%
Net loans charged-off to average total loans (4)(5)	0.23%	0.21%	0.27%
Allowance for loan losses to non-performing loans	88.90%	88.90%	144.39%

(1)	Includes charge-offs of $5.3 million of Westernbank Business Credit division loans for the nine-month period ended September 30, 2006 and year ended December 31, 2005, respectively. Charge-offs in both periods consist of one reserved loan originally acquired in the purchased loan portfolio of the division on June 15, 2001.

(2)	Includes $6.4 million and $6.9 million of Expresso of Westernbank loans charged-offs for the nine-month periods ended September 30, 2006 and 2005, respectively, and $9.8 million for the year ended December 31, 2005.

(3)	Includes $767,000 and $712,000 of Expresso of Westernbank loan recoveries for the nine-month periods ended September 30, 2006 and 2005, respectively, and $1.1 million for the year ended December 31, 2005.

(4)	Net loans charged-off ratios are annualized for comparison purposes.

(5)	Average loans were computed using beginning and period-end balances.
Net loans charged-off in the third quarter of 2006 were $4.8 million or 0.23% (annualized) to average loans, an increase of $963,000 or 25.04%, when compared to $3.8 million or 0.21% (annualized) to average loans for the same period in 2005. The increase in loans charged-off for the third quarter of 2006 when compared to the same quarter in 2005, is mainly attributed to an increase of $1.2 million in Commercial and C&I loans charged-off. Such increase is principally due to a $940,000 additional partial charge-off of one reserved loan of the Company’s asset based lending division that was acquired in the original purchased loan portfolio in 2001. The remaining outstanding principal balance of this loan at September 30, 2006, is $4.7 million, with a specific valuation allowance of $500,000.

Consumer loan charge-offs in the third quarter of 2006 remained stable at $3.4 million, when compared to the same quarter in 2005. Such stability is principally attributed to the steadiness of loans charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division remained relatively unchanged at $2.5 million for the third quarter of 2006, when compared to same quarter in 2005. Management’s strategy of stabilizing loan losses and increasing the overall rates charged of the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans, has resulted in lower levels in net charge-offs and a higher yield loan portfolio. At September 30, 2006, the Expresso of Westernbank loan portfolio decreased by $1.6 million, when compared to $135.0 million at December 31, 2005. On a year-to-year basis, the Expresso of Westernbank loan portfolio decreased by $2.5 million, from $135.9 million at September 30, 2005. The average yield of the Expresso of Westernbank loan portfolio was 22.53% at September 30, 2006. Also, the portion of the loan portfolio of Expresso of Westernbank collateralized by real estate at September 30, 2006, already accounts for 19% of the outstanding balance.
For the nine months ended September 30, 2006, net loan charge-offs amounted to $14.0 million or 0.23% (annualized) to average loans, an increase of $3.5 million or 33.74%, when compared to $10.5 million or 0.21% (annualized) to average loans in 2005. The increase in loans charged-off for the nine months ended September 30, 2006 when compared to the same period in 2005, is mainly attributed to an increase of $6.6 million in Commercial and C&I loans charged-off. Such increase is principally due to additional partial charge-offs for an aggregate amount of $5.3 million recorded during the first, second and third quarter of year 2006 on one reserved loan of the Company’s asset based lending division that was acquired in the original purchased loan portfolio in 2001. In the fourth quarter of 2005, the Company recorded a charge-off of $5.3 million for this reserved loan.
Consumer loan charge-offs for the nine months ended September 30, 2006 were $8.5 million, an improvement of $1.1 million or 11.39%, when compared to $9.6 million for the same period in 2005. Such improvement is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division decreased from $6.9 million for the nine months ended September 30, 2005, to $6.4 million for same period in 2006, a decrease of $516,000. As explained before, this is the result of management’s strategy of stabilizing loan losses and increasing the overall rates charged on the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans.
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

The following table presents the allocation of the allowance for loan losses, the loan portfolio composition percentage and the allowance coverage ratio in each category to total loans, as set forth in the “Loans” table on page 54:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Allowance for credit losses at end of period:

Commercial real estate — mortgage and commercial, industrial and agricultural loans (1)	$96,426	$72,723
Residential real estate mortgage and construction loans	2,890	3,275
Consumer loans (2)	13,368	14,430
Unallocated	2,269	1,978

Total allowance for loan losses	$114,953	$92,406

Loan portfolio composition percentages at end of period:

Commercial real estate — mortgage and commercial, industrial and agricultural loans	78.21%	66.68%
Residential real estate mortgage and construction loans	12.28%	22.82%
Consumer loans	9.51%	10.50%

Total loans	100.00%	100.00%

Allowance coverage ratio at period end:
Applicable to:
Commercial real estate — mortgage and commercial, industrial and agricultural loans	1.44%	1.38%
Residential real estate mortgage and construction loans	0.27%	0.18%
Consumer loans	1.64%	1.74%
Unallocated (as a percentage of total loans)	0.03%	0.03%

Total loans	1.34%	1.17%

(1)	Includes an allowance of $62.0 million and $30.0 million for Westernbank Business Credit loans at September 30, 2006 and December 31, 2005, respectively.

(2)	Includes an allowance of $7.8 million and $8.4 million for Expresso of Westernbank loans at September 30, 2006 and December 31, 2005, respectively.
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
The following table sets forth information regarding the investment in impaired loans:

	September 30, 2006	December 31, 2005
	(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$148,869	$32,542
Do not require a valuation allowance	28,383	49,069

Total	$177,252	$81,611

Valuation allowance for impaired loans	$41,494	$14,185

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
	(In thousands)
Average investment in impaired loans	$109,967	$57,427

Interest collected and recognized as income on impaired loans	$4,998	$2,328

At September 30, 2006, the Company’s investment in impaired loans increased by $95.6 million, from $81.6 million at December 31, 2005, to $177.3 million at September 30, 2006. The investment in impaired loans covered by a valuation allowance increased by $116.3 million, from $32.5 million at December 31, 2005, to $148.9 million at September 30, 2006. Such increase is mainly due to the classification of three loans of the Company’s asset-based lending division with outstanding principal balances of $40.3 million, $51.6 million and $9.8 million. At September 30, 2006, these loans required valuation allowances as follows: $10.8 million for the $40.3 million loan, $16.2 million for the $51.6 million loan and $3.0 million for the $9.8 million loan. These loans are current but have shortfalls in the financial conditions of the borrowers.

The investment in impaired loans that do not require a valuation allowance decreased by $20.7 million at September 30, 2006, when compared to December 31, 2005. Such decrease was due to loans classified as impaired loans as of December 31, 2005, that were either collected or charged-off during the nine months period ended September 30 2006. During the nine months ended September 30, 2006, one borrower with five loans, with an aggregate outstanding principal balance of $8.4 million and one additional loan with an outstanding principal balance of $1.5 million were paid-off. None of these loans required a valuation allowance as of December 31, 2005.
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

Federal funds sold and resell agreements amounted to $211.1 million and $630.6 million, respectively, at September 30, 2006. Federal funds sold mature within four days, while resell agreements mature as follows: $80.6 million within three days, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At September 30, 2006, the fair value of the underlying collateral amounted to $657.4 million.
The following table presents the carrying value of investments at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,309,071	$6,314,316
Puerto Rico Government and agencies obligations	11,662	31,824
Corporate notes	26,431	26,429
Mortgage-backed securities	664,447	701,456

Total	7,011,611	7,074,025

Available for sale:
Collateralized mortgage obligations (CMO’s)	—	185
Puerto Rico Government and agencies obligations	18,107	—
Equity securities — common stock	2,891	4,981

Total	20,998	5,166

Total investments	$7,032,609	$7,079,191

Mortgage-backed securities at September 30, 2006 and December 31, 2005, consist of:

	September 30,	December 31,
	2006	2005
	(In thousands)
Available for sale — CMO’s certificates issued or guaranteed by FNMA	$—	$185

Held to maturity:
GNMA certificates	7,349	8,082
FHLMC certificates	3,410	4,180
FNMA certificates	3,650	2,828
CMO’s certificates issued or guaranteed by FHLMC	576,295	607,659
CMO’s certificates issued or guaranteed by FNMA	73,743	78,707

Total held to maturity	664,447	701,456

Total mortgage-backed securities	$664,447	$701,641

At September 30, 2006, no investment of a single issuer (in aggregate balance) exceeded 10% of the Company’s consolidated stockholders’ equity.

The carrying amount of investment securities at September 30, 2006, by contractual maturity (excluding mortgage-backed securities), are shown below:

	Carrying	Weighted
	amount	average yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$374,582	4.51%
Due after one year through five years	5,734,489	3.98
Due after five years through ten years	200,000	4.09

	6,309,071	4.02

Puerto Rico Government and agencies obligations:
Due within one year	3,015	6.00
Due after one year through five years	18,135	4.19
Due after five years through ten years	8,119	4.89
Due after ten years	500	4.90

	29,769	4.58

Other:
Due within one year	5,000	6.13
Due after ten years	21,431	8.33

	26,431	7.91

Total	6,365,271	4.03
Mortgage-backed securities	664,447	4.27
Equity securities	2,891	2.21

Total	$7,032,609	4.06%

The Company’s investment portfolio at September 30, 2006, had an average contractual maturity of 35 months, when compared to an average maturity of 44 months at December 31, 2005. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of September 30, 2006, had a remaining average maturity of 5 months. Under the present interest rate scenario, no single security may be called. However, no assurance can be given that such levels will be maintained in future periods.
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
The Company’s investment portfolio as of September 30, 2006, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of September 30, 2006 and December 31, 2005. In addition, the Company does not have investments in residual tranches or any other securities involving high risk characteristics.
Except for the PRGO’s mentioned before, at September 30, 2006 and December 31, 2005, the significant unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflects a stable outlook. In addition, the held-to-maturity PRGO’s continue to be rated as investment grade as of September 30, 2006. Investment securities with prepayment provisions did not have significant unamortized premiums at September 30, 2006 and December 31, 2005. The unrealized gross losses of the investment securities available for sale and held to maturity amounted to $225.8 million and $224.9 million at September 30, 2006 and December 31, 2005, respectively, an increase of $915,000 during the nine-month period ended September 30, 2006.
Deposits
Westernbank offers a diversified choice of deposit accounts. At September 30, 2006, Westernbank had total deposits of $9.01 billion, of which $733.8 million or 8.14% consisted of savings deposits, $276.2 million or 3.06% consisted of interest bearing demand deposits, $315.1 million or 3.50% consisted of noninterest bearing deposits, and $7.69 billion or 85.30% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
Savings deposits decreased from $774.7 million as of December 31, 2005, to $733.8 million as of September 30, 2006, a decrease of $40.9 million or 5.28%. Other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $7.60 billion as of December 31, 2005, to $8.28 billion as of September 30, 2006, an increase of $678.3 million or 8.93%. Other deposits include brokered deposits amounting to $6.52 billion at September 30, 2006 and $5.98 billion at December 31, 2005. These accounts have historically been a stable source of funds.
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
At September 30, 2006, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$160,349
over 3 months through 6 months	82,509
over 6 months through 12 months	104,660
over 12 months	92,510

Total	$440,028

The following table sets forth the average amount and the average rate paid on the following deposit categories for the nine months ended September 30, 2006 and 2005:

	2006		2005
	Average	Average	Average	Average
	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$7,305,932	4.56%	$5,782,891	3.52%
Savings deposits	755,800	2.07%	806,189	2.09%
Interest bearing demand deposits	279,886	2.08%	200,335	2.86%
Noninterest bearing demand deposits	340,504	—	353,221	—

	$8,682,122	4.08%	$7,142,636	3.16%

Borrowings
The following table sets forth the borrowings of the Company at the dates indicated:

	September 30, 2006	December 31, 2005
	(In thousands)
Repurchase agreements	$6,315,566	$6,260,029
Advances from the FHLB	137,000	172,000
Mortgage note payable	36,090	36,432

	$6,488,656	$6,468,461

Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.32 billion in repurchase agreements outstanding at September 30, 2006, at a weighted average rate of 4.97%. Repurchase agreements outstanding as of September 30, 2006, mature as follows: $1.46 billion within 30 days; $561.6 million within 31 days to one year; $90.0 million in 2007; $1.81 billion in 2008; $525.1 million in 2009; $1.21 billion in 2010 and $657.7 million thereafter.
Westernbank also obtains advances from the FHLB of New York. As of September 30, 2006, Westernbank had $137.0 million in outstanding FHLB advances at a weighted average rate of 5.53%. Advances from the FHLB mature as follows: $35.0 million within 30 days; $60.0 million within 31 days to one year; and $42.0 million in 2010.
At September 30, 2006, with respect to repurchase agreements amounting to $2.90 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from the FHLB amounting to $380.0 million at September 30, 2006, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
At September 30, 2006, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.1 million of a mortgage note, at a fixed interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

The following table presents certain information regarding Westernbank’s borrowings, excluding the mortgage payable, for the periods indicated.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Amount outstanding at period end	$6,452,566	$6,432,029
Monthly average outstanding balance	6,439,526	6,596,306
Maximum outstanding balance at any month end	6,482,792	6,819,201
Weighted average interest rate:
For the nine months and year ended	4.77%	3.62%
At the end of period	4.98%	4.39%
Stockholders’ Equity
As of September 30, 2006, total stockholders’ equity amounted to $1.23 billion, an increase of $33.2 million or 2.78%, when compared to $1.19 billion as of December 31, 2005. The increase resulted principally from the combination of the net income of $82.7 million generated during the nine months ended September 30, 2006 and proceeds from the exercise of stock options of $1.1 million, partially offset by dividends declared during the period of $51.1 million on the Company’s common and preferred shares.
The period-end number of common shares outstanding increased from 164,098,237 as of December 31, 2005, to 164,486,691 as of September 30, 2006, as a result of the conversion of 3,550 shares of the Company’s convertible preferred stock Series A, into 12,403 shares of the Company’s common stock, and the issuance of 376,051 common shares from the exercise of stock options.

SELECTED FINANCIAL RATIOS AND OTHER DATA
The following table sets forth, for the indicated periods, certain ratios reflecting the productivity, profitability and other selected data of the Company:

	At and for the		At and for the		At and for the
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2006	2005	2006	2005	2005
	(Amounts in thousands, except per share data)
Per share data:
Dividend payout ratio	47.89%	30.14%	42.59%	21.66%	24.25%
Book value per common share	$4.23	$3.96	$4.23	$3.96	$4.04
Preferred stock outstanding at end of period	18,157	18,163	18,157	18,163	18,160
Preferred stock equity at end of period	$530,838	$531,006	$530,838	$531,006	$530,926

Performance ratios:
Return on assets (1)	0.61%	0.91%	0.67%	1.18%	1.07%
Return on common stockholders’ equity (1)	9.44%	16.17%	10.80%	23.08%	20.53%
Efficiency ratio	34.43%	31.04%	34.68%	29.77%	30.67%
Operating expenses to total end-of-period assets	0.72%	0.70%	0.72%	0.67%	0.67%

Capital ratios:
Total capital to risk-weighted assets	12.60%	13.59%	12.60%	13.59%	13.13%
Tier I capital to risk-weighted assets	11.64%	12.77%	11.64%	12.77%	12.30%
Tier I capital to average assets	7.28%	7.61%	7.28%	7.61%	7.48%
Equity-to-assets ratio (1)	7.30%	7.56%	7.34%	7.52%	7.45%

Other selected data:
Total trust assets managed	$549,899	$479,734	$549,899	$479,734	$486,017
Branch offices	56	53	56	53	55
Number of full-time employees	1,365	1,266	1,365	1,266	1,311

(1)	The return on assets is computed by dividing annualized net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing annualized net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-assets ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
The information required herein is incorporated by reference from page 68 of the Company’s Consolidated Financial Statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, included in the Company’s Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At September 30, 2006, the Company had approximately $767.4 million in securities and other short-term securities maturing or repricing within one year or available for sale or trading. Additional asset-driven liquidity is provided by the remainder of the investment securities available for sale and securitized loans.
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
The Company’s investment portfolio at September 30, 2006, had an average contractual maturity of 35 months. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the

Company’s investment portfolio as of September 30, 2006, had a remaining average maturity of 5 months. Under the present interest rate scenario, no single security may be called. However, no assurance can be given that such levels will be maintained in future periods.
As of September 30, 2006, Westernbank had line of credit agreements with five financial institutions permitting Westernbank to borrow a maximum aggregate amount of $270.0 million, mainly through federal funds purchased. There were no borrowings outstanding as of September 30, 2006, under such lines of credit. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Fed Fund rate. The credit agreements are renewable annually.
Payments, excluding interest, due by period for the Company’s contractual obligations (other than deposit liabilities) at September 30, 2006, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total
	(In thousands)
Short-term borrowings	$1,491,467	$—	$—	$—	$1,491,467
Long-term borrowings	622,040	2,465,221	1,252,230	657,698	4,997,189
Operating lease obligations	2,317	2,521	1,261	2,688	8,787

Total contractual obligations	$2,115,824	$2,467,742	$1,253,491	$660,386	$6,497,443

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At September 30, 2006, the Company had $5.18 billion in time deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.
The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at September 30, 2006, is presented below:

	Total	Less than one year	2-5 years
	(In thousands)
Unused lines of credit	$372,069	$147,068	$225,001
Commercial letters of credit	30,987	30,987	—
Commitments to extend credit	636,719	113,227	523,492

Total	$1,039,775	$291,282	$748,493

Due to the nature of the Company’s unfunded commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent the amounts that the Company anticipates funding in the periods presented above.
Minimum Regulatory Capital Requirements
The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. Westernbank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and by the Office of the Commissioner of Financial Institutions of Puerto Rico. Westernbank’s deposits, excluding Individual Retirement Plans (IRAs), are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC, up to $100,000 per depositor. IRAs are insured up by DIF up to $250,000 per depositor.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Westernbank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2006, that the Company and Westernbank meet all capital adequacy requirements to which they are subject.
As of March 31, 2006 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At September 30, 2006, there are no conditions or events since the latest examination date that management believes have changed Westernbank’s category.

The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at September 30, 2006:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$1,338,505	12.60%	$849,983	8.00%	N/A	N/A
Westernbank	1,261,466	11.89%	848,533	8.00%	$1,060,666	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	1,223,552	11.64%	420,394	4.00%	N/A	N/A
Westernbank	1,146,135	10.92%	419,668	4.00%	629,503	6.00%

Tier I Capital to Average Assets:
Consolidated	1,223,552	7.28%	672,370	4.00%	N/A	N/A
Westernbank	1,146,135	6.94%	660,398	4.00%	825,497	5.00%
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
September 30, 2006:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
+200 Basis Points	$268,036	$(26,077)	(8.87)%
Base Scenario	294,113	—	—
-200 Basis Points	293,543	(570)	(0.19)%
December 31, 2005:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
+200 Basis Points	$260,777	$(24,367)	(8.55)%
Base Scenario	285,144	—	—
-200 Basis Points	275,494	(9,650)	(3.38)%

(1)	The NII figures exclude the effect of the amortization of loan fees.
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

On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposes an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. Therefore, Westernbank is now subject to a maximum tax rate of 43.5%. This transitory income tax of 2% amounted to $2.3 million for the nine months ended September 30, 2006. This transitory income tax is of temporary nature and will end on December 31, 2006.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Except as described below, there are no material pending legal proceedings other than ordinary routine legal proceedings incidental to the business of the Company to which the Company or any of its subsidiaries is the subject or of which any of their property is the subject. Management believes, after consultation with legal counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operation.
As previously disclosed, the Company has received from the Securities and Exchange Commission (the “SEC”) notice of a formal order of private investigation into matters that were the subject of a previously announced informal inquiry by the SEC. The inquiry appears to be primarily related to the other-than-temporary impairment charges announced by the Company in April 2003 in connection with its investments in corporate bond and loan obligations. The Company is cooperating fully with the SEC and will continue to do so. The Company does not expect to comment further regarding this matter, as the formal order is a confidential document directing a non-public investigation.
Item 1A. Risk Factors
Except as noted below, there have been no material changes to the risk factors as previously disclosed under Item 1A. in the Company’s Form 10-K for the year ended December 31, 2005.
The Commonwealth of Puerto Rico’s budget crisis discussed in the Company’s Form 10-Q for the quarterly period ended March 31, 2006 was addressed during the quarter ended June 30, 2006. Both the legislative and the executive branches of the Commonwealth of Puerto Rico (the “Commonwealth”) approved the tax and the fiscal reforms in an effort to resolve the Commonwealth’s budget imbalance. In addition, both branches of the Commonwealth approved the fiscal year 2007 budget, which runs from July 2006 through June 2007. Notwithstanding the resolution of the Commonwealth’s budget crisis, there are open issues being discussed between the legislative and executive branches of the Commonwealth relating to the tax and the fiscal reforms that have not been resolved and are relevant to the budgetary and cash flow issues still facing the Commonwealth.
The partial shutdown of the government that occurred during the second quarter of year 2006, the increase in petroleum prices and other consumer goods, along with rising interest rates and uncertainties relating to the tax and fiscal reforms may adversely impact employment and economic growth in Puerto Rico. These factors may also have an adverse effect on the credit quality of the Company’s loan portfolios, as delinquency rates are expected to increase in the short-term, until the economy stabilizes.

Item 6. Exhibits
10.15 Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Rubén Aponte.
10.16 Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Yolanda S. Vicens Martínez.
10.17 Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Rosemarie Santiago Salcedo.
10.18 Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Rafael A. Somoza.
10.19 Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Aurelio Emanuelli.
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
Registrant:
W HOLDING COMPANY, INC.

Date: November 9, 2006	By	/s/ Frank C. Stipes

Frank C. Stipes, Esq.
Chairman of the Board and
Chief Executive Officer

Date: November 9, 2006	By	/s/ Norberto Rivera

Norberto Rivera, CPA
VP Corporate Comptroller and
Chief Accounting Officer

Index to Exhibits
10.15 Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Rubén Aponte.
10.16 Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Yolanda S. Vicens Martínez.
10.17 Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Rosemarie Santiago Salcedo.
10.18 Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Rafael A. Somoza.
10.19 Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Aurelio Emanuelli.
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