Form 10-K
period 2006-12-31
W HOLDING CO INC
filed 2007-02-27
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑      Accelerated Filer ☐       Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2006, was $1,093,827,185 based upon the reported closing price of $6.65 on the New York Stock Exchange as of June 30, 2006.
Number of shares of Common Stock outstanding as of January 31, 2007: 164,772,600
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders expected to be held on May 10, 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

FORWARD-LOOKING STATEMENTS
     Certain statements in this filing and future filings by the Company, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. In general, the word or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe” or similar expressions are intended to identify forward-looking statements. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include, but are not limited to: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expenses, increase interest-earning assets and non-interest income, and maintain its net interest margin; (iii) fluctuations in interest rate and inflation; and (iv) the level of demand for new and existing products. Should one or more of these risks or uncertainties materialize, other risks or uncertainties arise, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.
PART I
ITEM 1. BUSINESS
GENERAL
     W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly-owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, were not significant.
     In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
     At December 31, 2006, the Company had total assets of $17.15 billion, a loan portfolio-net of $8.64 billion, an investment portfolio of $7.03 billion, excluding short-term money market instruments of $971.6 million, deposits of $9.34 billion, borrowings of $6.48 billion and stockholders’ equity of $1.23 billion. The Company has improved its efficiency ratio from 40.66% in 2002, to 34.94% for the year ended December 31, 2006.
     Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at December 31, 2006. Westernbank operates through a network of 56 bank branches (including 20 Expresso of Westernbank branches) located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 14 in the San Juan metropolitan area, 7 in the Northeastern region, and 2 in the Eastern region, and a website on the Internet. Westernbank’s deposits, excluding Individual Retirement Accounts (IRAs), are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC, up to $100,000 per depositor. IRAs are insured by DIF up to $250,000 per depositor. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates five other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Center Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; Expresso of

Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 and Westernbank International Trade Services, established during the first quarter of year 2006, a division which specializes in international trade products and services. Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc., which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, were not significant. Westernbank also owns 100% of the issued and outstanding common stock of Westernbank Financial Center Corp. (“WFCC”). WFCC was incorporated under the laws of the State of Florida to carry commercial lending and other related activities in the United States of America. WFCC commenced operations in February 2007.
     Westernbank seeks to differentiate itself from other banks by focusing on customer relationships and personalized service, offering customers direct access to senior management. As part of this strategy, Westernbank strives to make fast and effective decisions locally. Westernbank’s branches offer modern facilities with advanced technology and remain open to customers for longer hours compared to many other local banks, with a number of branches offering both Saturday and Sunday hours. In addition, Westernbank trains its employees to promote an effective and customer-focused sales culture. Westernbank is one of the fastest-growing commercial banks in Puerto Rico, increasing both total assets and loans at an average annual growth rate of over 24.58% for the last five fiscal years. The Company has achieved this growth while consistently maintaining a combined delinquency ratio on all loan portfolios for the categories of 60 days and over below 1.00%.
     The Company continues to emphasize growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending. As a result, the Company’s asset composition is mainly composed of assets with shorter maturities and greater repricing flexibility. At December 31, 2006, commercial real estate, commercial, industrial and agricultural (“Commercial and C&I”) and construction loans were $6.94 billion or 80.35% (81.65% of which are collateralized by real estate) and consumer loans were $810.0 million or 9.37% (60.59% of which are collateralized by real estate) of the $8.64 billion loan portfolio-net. Investment securities, excluding money market instruments of $971.6 million, totaled $7.03 billion at December 31, 2006. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of December 31, 2006.
     The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. The Company has opened 14 branches in the San Juan metropolitan area since 1998, including seven Expresso of Westernbank branches in July 2002. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza; a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, the Bank’s regional commercial lending office and the headquarters for Westernbank Business Credit, the Expresso of Westernbank and Westernbank International Trade Services divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage. In March 2005, the Company opened its first mega branch in the eastern region of Puerto Rico, in the town of Humacao and in December 2005, it opened a mega branch in the Condado area in the city of San Juan. In September 2006, the Company opened its newest mega branch in the city of Bayamón.
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
     Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2006, 2005, and 2004, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investment in securities of and loans to entities located in the United States of America. At December 31, 2006, Westernbank International had $335.4 million in loans receivable-net of which $109.3 million were foreign loans (see Note 23 to the consolidated financial statements).
     Established in 2001, Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance on which it earns commission income. Currently, most of the agency’s volume is derived from two areas — mortgage insurance on residential mortgage loans and credit life insurance for borrowers of personal loans.
     The Company and its wholly owned subsidiaries’ executive offices are located at 19 West McKinley Street, Mayagüez, Puerto Rico 00681, and the telephone number is (787) 834-8000. The Company’s Internet address is www.wholding.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, http://www.wholding.com/InvestorRelations.asp, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, from W Holding Company, Inc, Corporate Communications and Investor Relations, 19 West McKinley Street, 4th Floor, Mayagüez, PR 00680.
     The information required by Item 101 (b) of Regulation S-K appears in the Company’s Consolidated Financial Statements, and is included herein in Part II, Item 8. See Note 23 to the consolidated financial statements for further information about the Company’s business segments.
COMPETITION
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

LENDING ACTIVITIES
     GENERAL. At December 31, 2006, the Company’s net loans amounted to $8.64 billion or 50.37% of total assets.
     The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate - mortgage (1)	$4,945,932	57.2%	$4,260,258	54.5%	$3,154,679	53.3%	$2,261,465	48.3%	$1,647,602	38.9%
Residential real estate - mortgage (2)	1,014,957	11.8	1,298,535	16.6	879,056	14.9	894,007	19.1	844,803	22.5
Construction — mortgage	722,789	8.4	505,760	6.5	328,145	5.5	202,600	4.3	181,266	4.8
Commercial, industrial and agricultural (1)	1,274,236	14.7	1,013,092	13.0	768,604	13.0	524,747	11.2	384,200	15.2
Consumer and others (3) (4)	809,953	9.4	830,384	10.6	866,934	14.6	861,907	18.4	743,600	19.8

Total loans	8,767,867	101.5	7,908,029	101.2	5,997,418	101.3	4,744,726	101.3	3,801,471	101.2

Allowance for loan losses	(126,844)	(1.5)	(92,406)	(1.2)	(80,066)	(1.3)	(61,608)	(1.3)	(47,114)	(1.2)

Loans — net	$8,641,023	100.0%	$7,815,623	100.0%	$5,917,352	100.0%	$4,683,118	100.0%	$3,754,357	100.00%

(1)	Includes $1.46 billion, $1.26 billion, $831.1 million, $641.1 million and $427.7 million of Westernbank Business Credit division outstanding loans at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	Includes fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico mainly secured by mortgages on one-to-four family residential properties as follows: $940.0 million, $1.14 billion, $745.0 million, $750.6 million, and $701.6 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(3)	Includes $129.0 million, $135.0 million, $144.0 million, $155.6 million and $117.4 million of Expresso of Westernbank division outstanding loans at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(4)	Includes $490.7 million, $585.9 million, $585.2 million, $521.6 million and $447.9 million collateralized by real estate at December 31, 2006, 2005, 2004, 2003, 2002, respectively.
     Residential real estate — mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2006, residential and commercial real estate loans included $940.0 million in commercial loans, mainly secured by individual mortgages on one-to-four family residential properties, to two mortgage originator groups in Puerto Rico and $26.0 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.
     Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $894.0 million in one mortgage originator group in Puerto Rico at December 31, 2006. In addition, Westernbank has outstanding $46.0 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $940.0 million at December 31, 2006. These commercial loans are secured by 11,672 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $80,534. Westernbank’s historical experience with the mortgage originator groups is that they have paid these loans in accordance with their terms. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its portfolio until these are paid in full.
     On June 30, 2006, Westernbank entered into an agreement to restructure the terms of the original transactions of the $894.0 million lending relationship described above. The agreement eliminated the recourse provisions on the underlying loans, terminated the counterparties’ call rights, converted the return from variable to a fixed rate, and resulted in a net compensation of $25.8 million to Westernbank. One of the purposes of that transaction was to give Westernbank the ability to use sale accounting treatment. However, because most of the individual mortgage loans were originally transferred to the ultimate transferor within the mortgage originator group by two of its affiliates, the Company has not been able to obtain persuasive evidence that the transfers of loans from the affiliates to the entity that subsequently transferred the loans to Westernbank met all the criteria for sale accounting under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the Company continues to present these transactions as commercial loans secured by real estate mortgages. The net compensation of $25.8 million received by Westernbank in connection with the June 30, 2006 transaction is being amortized over the remaining life of these loans as a yield adjustment.
     Westernbank originated $1.87 billion of commercial real estate mortgage loans, including construction loans, during the year ended December 31, 2006. At December 31, 2006, commercial real estate mortgage loans totaled $4.96 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans, mainly to entities in Canada and in the United Kingdom, amounted to $109.3 million at December 31, 2006.
     The portfolio of Consumer and other loans at December 31, 2006, consisted of consumer loans of $810.0 million, of which $490.7 million are secured by real estate, $282.7 million are unsecured consumer loans (consisting of $104.3 million of Expresso of Westernbank division unsecured loans portfolio, credit card loans of $48.7 million and other consumer loans of $129.7 million) and loans secured by deposits in Westernbank totaling $36.6 million.
     During 2006, Westernbank securitized $4.6 million and $4.0 million of residential mortgage loans into Government National Mortgage Association and Fannie Mae participation certificates, respectively, and sold loans amounting to $16.6 million to Fannie Mae. Westernbank continues to service outstanding loans which are securitized and those individually sold to Fannie Mae.
     The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at December 31, 2006. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		Maturities
			After one year to five years		After five years
	Balance	One year or	Fixed	Variable	Fixed	Variable
	outstanding	less	interest	interest	interest	interest
	(In thousands)

Commercial real estate — mortgage	$4,945,932	$1,503,741	$349,206	$774,960	$125,973	$2,192,052
Residential real estate — mortgage (1)	1,014,957	8,194	51,921	7	918,186	36,649
Construction — mortgage	722,789	502,411	—	220,378	—	—
Commercial, industrial and agricultural	1,274,236	491,124	17,310	636,541	54,349	74,912
Consumer and others	809,953	135,469	167,245	8,188	82,826	416,225

Total	$8,767,867	$2,640,939	$585,682	$1,640,074	$1,181,334	$2,719,838

(1)	Includes fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico mainly secured by mortgage on one-to-four familiy residential properties with an outstanding principal balance of $940.0 million at December 31, 2006.
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
     Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of December 31, 2006, Westernbank’s Commercial and C&I and construction loan portfolios had a total delinquency ratio, including the categories of 60 days and over, of 0.63% (less than 1%), compared to 0.85% (less than 1%) at December 31, 2005. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “NON-PERFORMING LOANS AND FORECLOSED REAL ESTATE HELD FOR SALE”.
     Westernbank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by Westernbank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, Westernbank makes fixed-rate residential second mortgage consumer loans. In July 2002, Westernbank launched a banking division focused on offering consumer loans that now has 20 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $150,000.
     Westernbank offers the service of VISA TM and MasterCard TM credit cards. At December 31, 2006, there were approximately 21,499 outstanding accounts, with an aggregate outstanding balance of $48.7 million and unused credit card lines available of $81.8 million.
     In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2006, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.52%, compared to 1.13% at December 31, 2005. The increase in the delinquency ratio from 2005 to 2006 was mainly due to delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.
     Westernbank has 83% of its loan portfolio as of December 31, 2006, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below 1% for both periods, being 0.66% at December 31, 2006, and 0.72% at December 31, 2005. The improvement in the combined delinquency ratio arises from a reduction in delinquent loans of the Commercial and C&I and construction loan portfolios.
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
     Westernbank recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired and assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual servicing right, to the extent that fair value is less than the carrying amount for that right. The total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated servicing income. As of December 31, 2006, Westernbank had $3.0 million in mortgage servicing assets.

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
     The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due, but in no event is it recognized after a borrower is 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful. Consumer loans that have principal and interest payments that have become past due one hundred and twenty days and credit cards and other consumer revolving lines of credit that have principal and interest payments that have become past due one hundred and eighty days are charged-off against the allowance for loan losses.
     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by the Company at the dates indicated:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Commercial real estate mortgage and commercial, industrial and agricultural loans	$154,862	$55,585	$25,417	$24,142	$13,567
Residential real estate mortgage and construction loans	1,641	2,125	1,730	2,259	2,026
Consumer loans	9,309	6,288	7,122	4,845	3,812

Total non-performing loans	165,812	63,998	34,269	31,246	19,405
Foreclosed real estate held for sale	5,917	4,137	3,811	4,082	3,679

Total non-performing loans and foreclosed real estate held for sale	$171,729	$68,135	$38,080	$35,328	$23,084

Interest that would have been recorded if the loans had not been classified as non-performing	$9,052	$4,916	$3,557	$2,500	$1,102

Interest recorded on non-performing loans	$4,785	$743	$243	$583	$775

Total non-performing loans as a percentage of total loans at end of period	1.89%	0.81%	0.58%	0.66%	0.51%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	1.00%	0.42%	0.27%	0.31%	0.28%

     The increase in non-performing loans from year end 2005, to year end 2006 mainly comes from the Company’s Commercial and C&I loan portfolio. Non-performing loans on the Commercial and C&I loan portfolio increased by $99.3 million, when compared to December 31, 2005. The increase is mainly attributed to four loans of the Company’s asset based lending division, with outstanding principal balances of $44.9 million, $40.5 million, $14.2 million and $7.3 million at December 31, 2006. These loans are current and have not missed their payment schedules but have shortfalls in the collaterals and in the financial condition of the borrowers. These loans required valuation allowances as follows: $11.4 million for the $44.9 million loan, $15.2 million for the $40.5 million loan, $4.7 million for the $14.2 million loan and $2.5 million for the $7.3 million loan. During the year ended December 31, 2006, five loans related to one single borrower that were in non-performing status at December 31, 2005, with an aggregate outstanding principal balance of $8.4 million, were collected. Non-performing loans on the consumer loans portfolio increased by $3.0 million or 48.04% at December 31, 2006, when compared to December 31, 2005. Such increase was mainly due to non-performing loans in the regular consumer loans portfolio which are collateralized by real estate. At December 31, 2006, the allowance for possible loan losses was 76.50% of total non-performing loans (reserve coverage).

     The increase in non-performing loans from year end 2004, to year end 2005 mainly comes from the Company’s Commercial and C&I loan portfolio. Non-performing loans on the Commercial and C&I loan portfolio increased by $30.2 million, when compared to December 31, 2004. The increase is primarily attributed to one loan of Westernbank Business Credit division originally acquired in the purchased loan portfolio, with an outstanding principal balance of $10.1 million. There is also one borrower with five commercial loans with an aggregate principal balance of $8.4 million, and five other commercial loans with outstanding principal balances between $1.0 million to $3.0 million, with an aggregate outstanding principal balance of $8.2 million. These loans are collateralized with real estate and did not require any valuation allowance. At December 31, 2005, the allowance for possible loan losses was 144.39% of total non-performing loans (reserve coverage).
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
     The Formula Allowance. The formula allowance is calculated by applying loss factors to outstanding loans not otherwise covered by specific allowances. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current condition on loss recognition. Factors that management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), asset quality trends, changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company’s internal credit examiners. Loss factors are described as follows:
•	Loan loss factors for commercial loans, including construction and land acquisition loans, are based on average loss trends (historical net charge-offs and changes in the specific allowances) for three to five years, as adjusted for management’s expected increase in the loss factors given the significant increase in such loan portfolios over the last few years.

•	Pooled loan loss factors are also based on average loss trends (historical net charge-offs and changes in the specific allowances) for one to three years. Pooled loans are loans that are homogeneous in nature, such as consumer installment, residential mortgage loans and credit cards.
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
     At December 31, 2006, the allowance for loan losses was $126.8 million, consisting of $86.6 million formula allowance (general allowance) and $40.2 million of specific allowance. As of December 31, 2006, the allowance for loan losses equals 1.45% of total loans, compared with an allowance for loan losses at December 31, 2005, of $92.4 million, or 1.17% of total loans.
     As of December 31, 2006, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.
     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance, beginning of year	$92,406	$80,066	$61,608	$47,114	$38,364

Loans charged-off:
Commercial real estate mortgage and commercial, industrial and agricultural loans (1)	(22,606)	(8,233)	(5,433)	(2,479)	(3,389)
Residential real estate mortgage and construction loans	(94)	(121)	(297)	(184)	—
Consumer loans (2)	(12,576)	(13,809)	(16,473)	(12,203)	(4,576)

Total loans charged-off	(35,276)	(22,163)	(22,203)	(14,866)	(7,965)

Recoveries of loans previously charged-off:
Commercial real estate mortgage and commercial, industrial and agricultural loans	2,846	1,008	1,844	1,141	584
Residential real estate mortgage and construction loans	66	212	206	372	190
Consumer loans (3)	2,252	2,283	1,920	799	858

Total recoveries of loans previously charged-off	5,164	3,503	3,970	2,312	1,632

Net loans charged-off	(30,112)	(18,660)	(18,233)	(12,554)	(6,333)
Provision for loan losses	64,550	31,000	36,691	27,048	15,083

Balance, end of year	$126,844	$92,406	$80,066	$61,608	$47,114

Ratios:
Allowance for loan losses to total loans at end of period	1.45%	1.17%	1.34%	1.30%	1.24%
Provision for loan losses to net loans charged-off	214.37%	166.13%	201.23%	215.45%	238.17%
Recoveries of loans to loans charged-off in previous period	23.30%	15.78%	26.71%	29.03%	23.19%
Net loans charged-off to average total loans (4)	0.36%	0.27%	0.34%	0.29%	0.19%
Allowance for loans losses to non-performing loans	76.50%	144.39%	233.64%	197.17%	242.80%

(1)	Includes partial charge-offs of $15.8 million and $5.3 million for the years ended December 31, 2006 and 2005, respectively, and a $505,000 charge-off in 2002 of Westernbank Business Credit division loans.

(2)	Includes $8.9 million, $9.8 million, $12.4 million, $7.9 million and $62,000 of Expresso of Westernbank loan charge-offs, for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

(3)	Includes $1.0 million, $1.1 million, $1.0 million and $17,000 of Expresso of Westernbank loan recoveries, for the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

(4)	Average loans were computed using beginning and period-end balances.

     For the year ended December 31, 2006, net loan charge-offs amounted to $30.1 million or 0.36% of average loans, an increase of $11.5 million or 61.37%, when compared to $18.7 million or 0.27% to average loans in 2005. The increase in loans charged-off for the year ended December 31, 2006, when compared to the same period in 2005, is mainly attributed to an increase of $14.6 million in Commercial and C&I loans charged-off. Such increase in the Commercial and C&I loans charged-off resulted principally from loans charged-off on the Company’s asset based lending division. During the year 2006, the Company partially charged-off three loans of its asset based lending division with outstanding principal balances after charge-offs of $44.9 million, $7.3 million and $3.1 million, at December 31, 2006, as follows: $7.5 million on the $44.9 million loan, $3.0 million of the $7.3 million loan and $5.3 million on the $3.1 million loan. These loans are current and have not missed their payment schedules but have shortfalls in the collaterals and in the financial condition of the borrowers. At December 31, 2006, these loans required valuation allowances as follows: $11.4 million for the $44.9 million loan and $2.5 million for the $7.3 million loan. The $3.1 million loan did not require a valuation allowance at December 31, 2006.
     Consumer loan charge-offs for the year ended December 31, 2006, were $12.6 million, an improvement of $1.2 million or 8.93%, when compared to $13.8 million for the same period in 2005. Such improvement is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division decreased from $9.8 million for the year ended December 31, 2005, to $8.9 million for the same period in 2006, a decrease of $836,000. This is the result of management’s strategy of stabilizing loan losses and increasing the overall rates charged on the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans. The average yield of the Expresso of Westernbank loan portfolio was 23.74% at December 31, 2006. Also, the portion of the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2006, already accounts for 20% of the outstanding balance.
     The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $5.2 million in 2006 and $3.5 million in 2005, an improvement of $1.7 million or 47.42%.
     At December 31, 2006, the allowance for possible loan losses was 76.50% of total non-performing loans (reserve coverage). The decrease in the allowance for loan losses to non-performing loans ratio was principally due to the increase in Commercial & C&I non-performing loans, mainly from the Company’s asset based lending division.
     The decrease in the provision for loan losses from 2004 to 2005 was attributed to lower net charge offs of the Expresso of Westernbank division loan portfolio and relatively stable delinquencies in our commercial and consumer loan portfolios during the year 2005, when compared to the same period in 2004. The provision for loan losses for Westernbank Business Credit division accounted for $22.4 million or 72.33% of the total provision for loan losses for the year ended December 31, 2005, while for year 2004, it accounted for $6.0 million or 16.33% of the total provision for loan losses. The increase of $16.4 million in the provision for loan losses for Westernbank Business Credit division is mainly attributable to two factors; first, an increase in the division loss ratio as a result of a $5.3 million partial charge-off of one loan that was acquired in the original purchased loan portfolio of this division on June 15, 2001. Second, the increase in the specific reserves of two loans of the division loan portfolio during the fourth quarter of year 2005. Outstanding principal balances on these loans were $10.1 million and $14.1 million at December 31, 2005, with specific reserves of $6.8 million and $4.8 million, respectively. The provision for loan losses for the consumer loan portfolio decreased by $10.0 million, from 2004 to 2005. This decrease was primarily due to the relatively stable delinquency levels at the consumer loans portfolio, the decrease in the outstanding balance of the loan portfolio of the Expresso of Westernbank and the decrease in net charge-offs, principally in the Expresso of Westernbank division loan portfolio. The decrease in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division’s portfolio matures and average yield continues to increase.
     For the year ended December 31, 2005, net charge-offs to average loans decreased from 0.34% for the year 2004, to 0.27% for the year 2005. In absolute dollar amounts, net charge-offs remained relatively unchanged at $18.7 million, when compared to $18.2 million in 2004. Commercial loans charged-off were $8.2 million for the year ended December 31, 2005, when compared to $5.4 million for the year ended December 31, 2004, an increase of $2.8 million or 51.54%. The increase in Commercial and C&I loans charged-off was primarily due to the partial charge-off of $5.3 million of one loan that was acquired in the original purchased loan portfolio of Westernbank Business Credit division on June 15, 2001. Loans charged-off in the consumer loans portfolio decreased by $2.7 million or 16.17%, from $16.5 million in 2004, to $13.8 million in 2005. The decrease is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loans charged- offs. Loans charged-off by the Expresso of Westernbank division decreased from $12.4 million for year 2004, to $9.8 million for year 2005, a decrease of $2.6 million or 20.97%. Management strategy of stabilizing charge-offs and increasing the yield of the Expresso loan portfolio by continuously reviewing its underwriting policies, increasing the level of collateralized loans, and increasing the overall rates charged has resulted in lower levels in net charge-offs and a higher yield. The average yield of the Expresso of Westernbank loan portfolio was 23.15% at December 31, 2005. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2005, already accounts for 15% of the outstanding balance. The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $3.5 million in 2005 and $4.0 million in 2004.
     The Expresso loan portfolio includes small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers that are usually low income earners. Therefore, the Expresso of Westernbank division loan portfolio carries a higher risk of default when compared to the total consumer loans portfolio in general.
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

     The following table presents the allocation of the allowance for credit losses, the loan portfolio composition percentage and the allowance coverage ratio in each loan category to total loans, as set forth in the “Loans” table on page 5, at the end of each year.

	AT DECEMBER 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance for loan losses:

Commercial real estate mortgage and commercial, industrial and agricultural loans (1)	$103,806	$68,664	$54,493	$39,217	$30,271
Residential real estate mortgage	4,654	3,275	407	415	443
Construction mortgage	3,616	4,059	3,715	2,183	1,400
Consumer and others (2)	12,029	14,430	19,425	17,472	12,004
Unallocated	2,739	1,978	2,026	2,321	2,996

Total allowance for loan losses	$126,844	$92,406	$80,066	$61,608	$47,114

Loan portfolio composition percentages:

Commercial real estate mortgage and commercial, industrial and agricultural loans	70.94%	66.68%	65.42%	58.72%	53.45%
Residential real estate mortgage	11.58%	16.42%	14.66%	18.84%	22.22%
Construction mortgage	8.24%	6.40%	5.47%	4.27%	4.77%
Consumer and others	9.24%	10.50%	14.45%	18.17%	19.56%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance coverage ratio at end of year:

Applicable to:

Commercial real estate mortgage and commercial, industrial and agricultural loans	1.67%	1.30%	1.39%	1.41%	1.49%
Residential real estate mortgage	0.46%	0.25%	0.05%	0.05%	0.05%
Construction mortgage	0.50%	0.80%	1.13%	1.08%	0.77%
Consumer and others	1.49%	1.74%	2.24%	2.03%	1.61%
Unallocated (as a percentage of total loans)	0.03%	0.03%	0.03%	0.05%	0.08%

Total loans	1.45%	1.17%	1.34%	1.30%	1.24%

(1)	Includes an allowance of $74.3 million, $30.0 million, $12.9 million, $6.6 million and $4.5 million for Westernbank Business Credit loans at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	Includes an allowance of $7.8 million, $8.4 million, $13.8 million, $10.0 million and $1.5 million for Expresso of Westernbank loans portfolio at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.
     The increase in the allowance for credit losses is attributable to the following factors: first, the overall growth in the Company’s loan portfolio, mainly those of its Commercial and C&I loans; and second, to higher non-performing loans, net loans charged-off and specific reserves during the period, principally in the loan portfolio of the Company’s asset-based lending division, which increased the loan loss factor of this portfolio and its corresponding general allowance.
     In 2006 and 2005, the allowance for credit losses on consumer loans decreased as a result of lower net charge-offs, principally in the Expresso of Westernbank division loans. The decrease in the allowance for credit losses in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division portfolio matures and its average yield continues to increase. For periods before 2005, the increases in the allowance for credit losses on consumer loans is mainly due to higher net charge-offs, principally in the Expresso of Westernbank loan portfolio.

     As explained before, the Company has outstanding commercial loans to two mortgage originator groups in Puerto Rico. These commercial loans are collateralized by mortgages on real estate property, mainly one-to-four family residences. In the first quarter of 2005, as a result of the announcements by the mortgage originator groups of the need for them to restate their previously issued financial statements and other negative news, the Company decided to assign a general allowance to these loans. These commercial loans are nevertheless performing in accordance with their contractual terms. At December 31, 2006, these loans have an outstanding balance of $940.0 million and a general allowance of $4.2 million.
     Loans are classified as impaired or not impaired in accordance with SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that Westernbank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.
     Westernbank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding $500,000 in 2006, 2005, 2004 and 2003, and $250,000 in 2002) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment; loans that are recorded at fair value or at the lower of cost or market are not evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.
     Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.
     The following table sets forth information regarding the investment in impaired loans:

	2006	2005	2004	2003	2002
	(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$139,498	$32,542	$29,975	$28,217	$26,074
Do not require a valuation allowance	22,174	49,069	24,200	22,088	24,515

Total	$161,672	$81,611	$54,175	$50,305	$50,589

Valuation allowance for impaired loans	$39,106	$14,185	$8,412	$4,646	$4,752

Average investment in impaired loans	$120,147	$61,113	$46,509	$46,676	$46,147

Interest collected and recognized as income on impaired loans	$5,815	$4,044	$2,460	$2,452	$4,041

     At December 31, 2006, Westernbank’s investment in impaired loans increased by $80.1 million, from $81.6 million at December 31, 2005. The investment in impaired loans covered by a valuation allowance increased from $32.5 million at December 31, 2005, to $139.5 million at December 31, 2006, an increase of $107.0 million. This increase was mainly attributed to three loans of the Company’s asset-based lending division, with outstanding principal balances of $44.9 million, $40.5 million and $7.3 million at December 31, 2006. These loans are current and have not missed their payment schedules but have shortfalls in the collaterals and in the financial condition of the borrowers. These loans required valuation allowances at December 31, 2006 as follows: $11.4 million for the $44.9 million loan, $15.2 million for the $40.5 million loan and $2.5 million for the $7.3 million loan. The investment in impaired loans that did not require a valuation allowance decreased from $49.1 million at December 31, 2005 to $22.2 million at December 31, 2006, a decrease of $26.9 million. Such decrease was due to loans classified as impaired loans as of December 31, 2005, that were either collected or charged-off during the year ended December 31, 2006. During the year ended December 31, 2006, one borrower with five loans, with an aggregate outstanding principal balance of $8.4 million and one additional loan with an outstanding principal balance of $1.5 million were paid-off. None of these loans required a valuation allowance as of December 31, 2005.
     At December 31, 2005, Westernbank’s investment in impaired loans increased by $27.4 million or 50.64%, from $54.2 million at December 31, 2004. The investment in impaired loans that did not require a valuation allowance increased from $24.2 million at December 31, 2004, to $49.1 million at December 31, 2005, an increase of $24.9 million. The $27.4 million increase was mainly attributed to one borrower with five commercial loans with an aggregate principal balance of $8.4 million, and four other commercial loans with outstanding principal balances between $1.0 million to $3.0 million, with an aggregate outstanding principal balance of $8.2 million. Also, at December 31, 2005, there were four additional commercial loans with outstanding principal balances between $500,000 to $1.0 million, with an aggregate outstanding principal balance of $2.6 million. All of these loans were collateralized with real estate.

INVESTMENT ACTIVITIES
     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Investment Committee (composed of members of the Board of Directors, the Chief Executive Officer of the Company, the President and Chief Investment Officer of the Company, the President and Chief Executive Officer of Westernbank, the Treasurer and Chief Investment Officer of Westernbank and the Chief Accounting Officer).
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
     Federal funds sold and resell agreements amounted to $360.2 million and $590.4 million, respectively, at December 31, 2006. Federal funds sold mature within the next two business days, while resell agreements mature as follows: $40.4 million the next business day, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable of the resell agreement, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At December 31, 2006, the fair value of the underlying collateral for resell agreements amounted to $633.6 million.
     The following table presents the carrying value of investments as of year end for each of the years indicated:

	2006	2005	2004
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,314,091	$6,314,316	$6,004,849
Puerto Rico Government and agencies obligations	11,663	31,824	34,822
Corporate notes	21,433	26,429	51,418
Mortgage-backed securities	660,392	701,456	830,290

Total	7,007,579	7,074,025	6,921,379

Available for sale:
Puerto Rico Government and agencies obligations	18,050	—	—
Equity securities — common stock	2,491	4,981	—
Mortgage-backed securities	—	185	7,881

Total	20,541	5,166	7,881

Total investments	$7,028,120	$7,079,191	$6,929,260

     Mortgage-backed securities at December 31, 2006, 2005 and 2004, consist of:

	2006	2005	2004
		(In thousands)
Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by the Federal National Mortgage Association (FNMA)	$—	$185	$6,116
CMO’s issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC)	—	—	1,765

Total available for sale	—	185	7,881

Held to maturity:
Government National Mortgage Association (GNMA) certificates	7,140	8,082	9,881
FHLMC certificates	3,055	4,180	5,663
FNMA certificates	3,358	2,828	3,642
CMO’s certificates issued or guaranteed by FHLMC	573,735	607,659	706,632
CMO’s certificates issued or guaranteed by FNMA	73,104	78,707	104,441
CMO’s other	—	—	31

Total held to maturity	660,392	701,456	830,290

Total mortgage and asset-backed securities	$660,392	$701,641	$838,171

     At December 31, 2006, no investment of a single issuer (in aggregate balance) exceeded 10% of the Company’s consolidated stockholders’ equity.
     The carrying amount of investment securities at December 31, 2006, by contractual maturity (excluding mortgage-backed securities), are shown below:

	Carrying	Weighted
	amount	average yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$379,602	4.48%
Due after one year through five years	5,759,489	3.98
Due after five years through ten years	175,000	4.00

	6,314,091	4.01

Puerto Rico Government and agencies obligations:
Due within one year	3,015	6.00
Due after one year through five years	18,111	4.20
Due after five years through ten years	8,587	4.89

	29,713	4.58

Other:
Due after ten years	21,433	8.33

Total	6,365,237	4.03

Mortgage-backed securities	660,392	4.26
Equity securities	2,491	2.21

Total	$7,028,120	4.05%

     The Company’s investment portfolio at December 31, 2006, had an average contractual maturity of 31 months, when compared to an average maturity of 44 months at December 31, 2005. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2006, had a remaining average contractual maturity of 5 months. Under the present interest rate scenario, no single security may be called. However, no assurance can be given that such levels will be maintained in future periods.
     Available for sale and held to maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income. During the quarter ended June 30, 2006, management concluded that certain held to maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21,615,000 were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade just below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20,552,000. In addition, during the quarter ended December 31, 2006, the Company recorded an impairment loss of $750,000 on its equity securities available for sale.
     The equity securities and corporate notes impairment analyses are performed and reviewed at least quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.
     The Company’s investment portfolio as of December 31, 2006, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to before in a significant unrealized loss position as of December 31, 2006. In addition, the Company does not have investments in residual tranches.
     Except for the PRGO’s mentioned before, at December 31, 2006 and 2005, the significant unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. In addition, the held to maturity PRGO’s continue to be rated as investment grade as of December 31, 2006. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2006 and 2005. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $214.3 million and $224.9 million at December 31, 2006 and 2005, respectively, a decrease of $10.6 million. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at December 31, 2006 and 2005.
SOURCES OF FUNDS
     GENERAL. Deposits, federal funds purchased, repurchase agreements, Federal Home Loan Bank (“FHLB”) advances and lines of credit are the primary sources of Westernbank’s funds for use in lending and for other general business purposes. In addition, Westernbank obtains funds in the form of loan repayments and income from operations and the maturities and repayments of securities. Loan repayments are a relatively stable source of funds, while net increases in deposits and repurchase agreements are significantly influenced by general interest rates and money market conditions. Short-term borrowings from the FHLB of New York are used to compensate for reductions in normal sources of funds such as savings inflows at less than projected levels.
     DEPOSITS. Westernbank offers a diversified choice of deposit accounts. Savings deposits decreased from $774.7 million as of December 31, 2005, to $728.9 million as of December 31, 2006, a decrease of $45.8 million or 5.92%. Other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $7.60 billion as of December 31, 2005, to $8.61 billion as of December 31, 2006, an increase of $1.01 billion or 13.25%. Other deposits include brokered deposits amounting to $6.72 billion and $5.98 billion as of December 31, 2006 and 2005, respectively. These accounts have historically been a stable source of funds.

     In connection with its asset/liability management, the Company uses brokered deposits since these deposits provide the flexibility of selecting short, medium and long term maturities to better match its asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered under many circumstances to be an unstable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as Westernbank, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposits instability.
     At December 31, 2006, Westernbank had total deposits of $9.34 billion, of which $728.9 million or 7.81% consisted of savings deposits, $274.5 million or 2.94% consisted of interest bearing demand deposits, $373.6 million or 4.00% consisted of noninterest bearing deposits, and $7.96 billion or 85.25% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
     At December 31, 2006, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)

3 months or less	$206,827
over 3 months through 6 months	83,502
over 6 months through 12 months	98,498
over 12 months	92,225

Total	$481,052

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate
	(Dollars in thousands)

Time deposits	$7,305,932	4.72%	$6,004,119	3.64%	$4,630,244	3.12%
Savings deposits	755,800	2.06%	802,994	2.09%	784,589	2.14%
Interest bearing demand deposits	279,886	2.08%	200,804	2.88%	200,190	2.63%
Noninterest bearing demand deposits	429,913	—	368,688	—	306,710	—

	$8,771,531	4.17%	$7,376,605	3.27%	$5,921,733	2.81%

BORROWINGS
     The following table sets forth the borrowings of the Company at the dates indicated:

	December 31,
	2006	2005	2004
	(In thousands)

Federal funds purchased and repurchase agreements (1)	$6,320,481	$6,260,029	$6,683,527
Advances from Federal Home Loan Bank (FHLB)	127,000	172,000	211,000
Mortgage note payable	35,968	36,432	36,858

	$6,483,449	$6,468,461	$6,931,385

(1)	Federal funds purchased amounted to $75.0 million at December 31, 2004, at a weighted average interest rate of 2.37%, and mature the next business day. No such borrowings were outstanding at December 31, 2006 and 2005.
     Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.32 billion in repurchase agreements outstanding at December 31, 2006, at a weighted average interest rate of 4.96%. Repurchase agreements outstanding as of December 31, 2006, mature as follows: $1.07 billion within 30 days; $651.6 million within 31 days to one year; $1.49 billion in 2008; $1.24 billion in 2009; $1.21 billion in 2010; and $657.7 million thereafter.
     Westernbank also obtains advances from FHLB of New York. As of December 31, 2006, Westernbank had $127.0 million in outstanding FHLB advances at a weighted average interest rate of 5.54%. Advances from FHLB mature as follows: $25.0 million within 30 days; $60.0 million within 31 days to one year; and $42.0 million in 2010.
     At December 31, 2006, with respect to repurchase agreements amounting to $3.42 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $380.0 million at December 31, 2006, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
     At December 31, 2006, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.0 million of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

     A summary of short-term borrowings, including federal funds purchased, repurchase agreements and advances from Federal Home Loan Bank, and interest rates at and for the years ended December 31, are indicated below:

	2006	2005	2004
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$—	$—	$75,029
Weighted-average interest rate at year end	—	—	2.37%
Monthly average outstanding balance	$3,077	$8,851	$23,753
Weighted-average interest rate for the year	4.69%	2.43%	1.95%
Maximum month-end balance	$40,000	$40,039	$95,005

Repurchase agreements:
Balance at end of year	$1,070,582	$1,545,725	$4,138,257
Weighted-average interest rate at year end	5.33%	4.34%	2.30%
Monthly average outstanding balance	$1,731,600	$2,377,629	$2,377,042
Weighted-average interest rate for the year	4.97%	3.03%	1.67%
Maximum month-end balance	$2,282,650	$3,514,422	$4,206,540

Advances from FHLB:
Balance at end of year	$25,000	$50,000	$25,000
Weighted-average interest rate at year end	5.43%	4.45%	2.41%
Monthly average outstanding balance	$33,462	$21,923	$21,250
Weighted-average interest rate for the year	5.01%	3.49%	1.65%
Maximum month-end balance	$50,000	$50,000	$50,000

Total short-term borrowings:
Balance at end of year	$1,095,582	$1,595,725	$4,238,286
Weighted-average interest rate at year end	5.33%	4.34%	2.30%
Monthly average outstanding balance	$1,768,139	$2,408,403	$2,422,045
Weighted-average interest rate for the year	4.97%	3.03%	1.67%
Maximum month-end balance	$2,322,650	$3,579,461	$4,238,286
FINANCIAL INSTRUMENTS
     DERIVATIVE FINANCIAL INSTRUMENTS. As part of the Company’s asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps), and option agreements, to hedge various exposures or to modify interest rate characteristics of various statement of financial condition items.
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
     The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income within net gain (loss) on derivative instruments.

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
     The fair values of the indexed option contracts and the interest rate swaps used to manage the exposure to the stock market were obtained from dealer quotes. In the case of other interest rate swaps, the fair values were obtained using an independent valuation model and periodically compared to dealer quotes. The fair values produced by this proprietary valuation model are in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.
     Certain contracts contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated from the host contract and carried at fair value.
     The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy may involve modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps and indexed options. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The fair value of a derivative is based on the estimated amount the Company would receive or pay to terminate the derivative contract, taking into account the current interest rates and the creditworthiness of the counterparty. The fair value of the derivatives is reflected on the Company’s statements of financial condition as derivative assets and derivative liabilities.
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
     On January 3, 2006, the Company redesignated most of its CD Swaps relating to certain CDs utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the CDs) and the interest rate swaps are recorded through earnings. At December 31, 2006, the notional amount of these CD Swaps and the principal balance of the hedged CDs amounted to $516,020,000.
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
     See Note 19 to the consolidated financial statements for a detail of derivative transactions, included herein in Part II, Item 8.
     Off-balance sheet credit related financial instruments — In the ordinary course of business, Westernbank enters into off-balance sheet credit related financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements and standby and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. Westernbank periodically evaluates the credit risks inherent in these commitments, and standby and commercial letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the years ended December 31, 2006 and 2005, Westernbank did not record any loss allowances in connection with risks involved in off-balance sheet instruments. At December 31, 2006 and 2005, there were no additional off-balance sheet credit related financial instruments other than those mentioned above.
YIELDS EARNED AND RATES PAID
     The net income of the Company depends primarily upon the difference or spread between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income for the year ended December 31, 2006, was $318.8 million, an increase of $7.2 million or 2.32%, from $311.6 million for the prior year. The increase in 2006 was the result of increases in interest income from loans and from investment securities, mainly in tax-exempt securities, which was partially offset by increases in interest expense on deposits and on federal funds purchased and repurchase agreements. Net interest income for the year ended December 31, 2005, was $311.6 million, an increase of $34.4 million or 12.42%, from $277.2 million for the prior year. The increase in 2005 was the result of increases in interest income from loans, investment securities, mainly in tax-exempt securities, and money market instruments, which was partially offset by increases in interest expense on deposits, on federal funds purchased and repurchase agreements and on advances from the Federal Home Loan Bank.

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

	YEAR ENDED DECEMBER 31,
	2006			2005			2004
		Average	Average		Average	Average		Average	Average
	Interest	balance (1)	Yield / Rate	Interest	balance (1)	Yield / Rate	Interest	balance (1)	Yield / Rate
	(Dollars in Thousands)
Normal Spread:
Interest-earning assets:
Loans, including loan fees (2)	$671,530	$8,308,353	8.08%	$479,042	$6,986,626	6.86%	$322,164	$5,401,955	5.96%
Investment securities (3)	261,971	6,519,398	4.02	247,533	6,267,159	3.95	212,213	5,400,997	3.93
Mortgage-backed securities (4)	28,489	632,792	4.50	32,321	752,839	4.29	37,489	935,421	4.01
Money market instruments	38,235	845,375	4.52	36,433	950,980	3.83	19,510	745,828	2.62

Total	1,000,225	16,305,918	6.13	795,329	14,957,604	5.32	591,376	12,484,201	4.74

Interest-bearing liabilities:
Deposits	366,063	8,771,531	4.17	241,268	7,376,605	3.27	166,237	5,921,733	2.81
Federal funds purchased and repurchase agreements	307,463	6,290,818	4.89	234,791	6,398,451	3.67	141,414	5,676,595	2.49
Advances from FHLB	7,893	147,780	5.34	7,688	184,153	4.17	6,568	164,245	4.00

Total	681,419	15,210,129	4.48	483,747	13,959,209	3.47	314,219	11,762,573	2.67

Net interest income	$318,806			$311,582			$277,157

Interest rate spread			1.65%			1.85%			2.07%

Net interest-earning assets		$1,095,789			$998,395			$721,628

Net yield on interest-earning assets (5)			1.96%			2.08%			2.22%

Ratio of interest-earning assets to interest-bearing liabilities		107.20%			107.15%			106.13%

Tax Equivalent Spread:
Interest-earning assets	$1,000,225	$16,305,918	6.13%	$795,329	$14,957,604	5.32%	$591,376	$12,484,201	4.74%
Tax equivalent adjustment	16,502	—	0.11	41,305	—	0.27	53,555	—	0.43

Interest-earning assets - tax equivalent	1,016,727	16,305,918	6.24	836,634	14,957,604	5.59	644,931	12,484,201	5.17

Interest-bearing liabilities	681,419	$15,210,129	4.48	483,747	$13,959,209	3.47	314,219	$11,762,573	2.67

Net interest income	$335,308			$352,887			$330,712

Interest rate spread			1.76%			2.12%			2.50%

Net yield on interest- earning assets (5)			2.06%			2.36%			2.65%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the periods.

(2)	Average loans exclude non-performing loans. Loans fees, net amounted to $16.3 million for each of the years ended December 31, 2006 and 2005, and $10.0 million for the year ended December 31, 2004.

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

	Year ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$98,956	$93,532	$192,488	$103,874	$53,004	$156,878
Investment securities (1)	10,084	4,354	14,438	34,205	1,115	35,320
Mortgage-backed securities (2)	(5,515)	1,683	(3,832)	(8,138)	2,970	(5,168)
Money market instruments	(4,324)	6,126	1,802	6,294	10,629	16,923

Total increase in interest income	99,201	105,695	204,896	136,235	67,718	203,953

Interest expense:
Deposits	50,744	74,051	124,795	44,875	30,156	75,031
Federal funds purchased and repurchase agreements	(3,880)	76,552	72,672	19,785	73,592	93,377
Advances from FHLB	(495)	700	205	822	298	1,120

Total increase in interest expense	46,369	151,303	197,672	65,482	104,046	169,528

Increase (decrease) in net interest income	$52,832	$(45,608)	$7,224	$70,753	$(36,328)	$34,425

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
     The following table sets forth, for the periods indicated, certain ratios reflecting the productivity and profitability of the Company:

	YEAR ENDED DECEMBER 31, (1)
	2006	2005	2004

Return on assets (2)	0.60%	1.07%	1.33%
Return on common stockholders’ equity (3)	9.36	20.53	28.79
Dividend payout ratio to common stockholders (4)	49.10	24.25	16.24
Equity-to-asset ratio (5)	7.27	7.45	7.36

(1)	Averages computed using beginning and period-end balances.

(2)	Net income divided by average total assets.

(3)	Income available to common stockholders divided by average common stockholders’ equity.

(4)	Common stockholders’ dividend declared divided by income available to common stockholders.

(5)	Average equity divided by average total assets.

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
     The Island uses U.S. currency and forms part of the U.S. financial system. As a Commonwealth of the U.S., the Island falls within the U.S. for purposes of customs and migration, and therefore there is a full exchange of funds, people and goods between the Island and the U.S. Puerto Rico banks are subject to the same Federal laws, regulations and supervision as those of the financial institutions operating in the rest of U.S. The Federal Deposit Insurance Corporation insures the deposits of Puerto Rico chartered commercial banks, including Westernbank, the banking subsidiary of W Holding Company, Inc.
     The Island economy operates as a region within the U.S., and therefore factors affecting the US economy usually have a significant impact on the performance of Island economy. These include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the level of oil prices, the rate of inflation, and tourist expenditures. In the past, the economy of the Island has generally followed economic trends in the overall U.S. economy. However, in recent years economic growth in Puerto Rico has lagged behind growth in the U.S.
     The economy of the Island is mainly driven by the manufacturing and service sectors. The manufacturing sector has experienced positive and negative changes over the past years as a result of increased emphasis on higher wage, high technology industries such as pharmaceuticals, biotechnology, electronics, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment; in addition to the reduction of tax incentives. In recent years, the service sector also has played a major role in the economy, leading all sectors in providing employment.
     In 2006, the Island economy continued its trend of decreasing growth, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction. Considerable declines were recorded during year 2006 in the local manufacturing sector. Three important points for the manufacturing sector (jobs, hours worked and payroll) pointed toward the continued weakening of local manufacturing activity. During 2006, the manufacturing sector lost approximately 5,600 jobs in comparison with figures reported in 2005, for a decrease of 5.0%, although many multinational corporations continue to have substantial operations in the Island. As in year 2005, the construction sector, a historical backbone of the Island economy, remained relatively weak during year 2006, as the combination of rising interest rates, the Commonwealth’s fiscal situation and decreasing public investment in construction projects affected the sector. The value of construction permits during the year ended December 31, 2006 declined by approximately 23.2% when compared to 2005, with most of the drop coming from the public sector. The multiplier effect of a decrease in capital investment has been already felt in other areas of the Island economy, with the banking sector one of the most affected.
     The banking sector has been historically the financial support for all the industrial and commercial activity on the Island. At December 31, 2006, there were approximately twelve (12) banks operating in Puerto Rico, with total assets, loans and deposits of approximately $95.39 billion, $60.23 billion and $56.80 billion, respectively. U.S. banks, foreign banks and the major Puerto Rican banks all offer commercial banking services designed to support the emerging requirements of their local clients as well as of their international clients. The economic strength and liquidity of local financial institutions, considered the pillar of the Island’s economy, have allowed the Puerto Rico banking sector to extend credit, without which the Island’s economy could not be sustained. The growing combination of loans, deposits and assets has been the key to the economic progress for the past years. Loans, in particular, have played a key role in keeping the Island economy afloat, through either personal, mortgage or commercial loans.
     Other economic indicators for year 2006 showed additional signals of weakness, as the Island unemployment rate, which has been historically higher than the average U.S. unemployment rate, stands at 10% at December 31, 2006, since although the number of jobs was increasing; the workforce was growing at a faster tempo. The rate of participation in the Island workforce has been estimated in approximately 47.5%. The Puerto Rico Gross Domestic Product remained unchanged in fiscal year 2006. The increase in the consumer price index in year 2006 was approximately 12.0%.
     Tourism is the one sector that has been resilient. Activity in the sector has expanded consistently since 2004, and in the year ended December 31, 2006 it registered the strongest increase in four years. Factors that may be boosting the tourism sector are geo-political tensions throughout the world and a relative stable U.S. economy.

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
Current Fiscal Situation
     During 2005 and 2006, the Commonwealth of Puerto Rico considered several alternatives for a comprehensive tax and fiscal reform. On July 4, 2006, the Puerto Rico legislature approved legislation amending the PR Code to provide, among other things, for a general sales and use tax of 5.5%, a municipal sales and use tax of 1.5% and certain tax relief measures to be implemented as part of the tax reform. Although the tax and fiscal reforms have been adopted, there is no assurance that such measures will generate the projected revenues or savings. It is impossible for the Company to predict the impact that the current fiscal situation of the Commonwealth will have on the Island economy and thus on the Company’s results of operations.
Rating Downgrades on the Government of Puerto Rico’s Debt Obligations
     Even though the Island economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Island has led nationally recognized rating agencies to downgrade its debt obligations.
     In May 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and put the credit on “watch list” for possible further downgrades. The Commonwealth’s appropriation bonds and some of the subordinated revenue bonds were also downgraded by one notch and are now rated just below investment grade at Ba1. Moody’s commented that this action reflects the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. Standard & Poor’s Rating Services (“S&P”) still rates the Government’s general obligations two notches above junk at BBB, and the Commonwealth’s appropriation bonds and some of the subordinated revenue bonds BBB-, a category that continues to be investment-grade rated.
     In July 2006, S&P and Moody’s affirmed their credit ratings on the Commonwealth debt, and removed the debt from their respective watch lists, thus reducing the possibility of an immediate additional downgrade. These actions resulted after the Government approved the budget for the fiscal year 2007, which runs from July 2006 through June 2007, which included the adoption of a new sales tax. Revenues from the sales tax will be dedicated primarily to fund the government’s operating expenses, and to a lesser extent, to repay government debt and fund local municipal governments.
     Both rating agencies maintained the negative outlook for the Puerto Rico obligation bonds. Factors such as the government’s ability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, and eliminate the government’s reliance on operating budget loans from the Government Development Bank for Puerto Rico will be key determinants of future rating stability and restoration of a stable long-term outlook. Also, the inability to agree on future fiscal year Commonwealth budgets could result in ratings pressure from the rating agencies.
     It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, the fallout from recent budgetary crisis and a possible ratings downgrade could adversely affect the value of Puerto Rico’s Government obligations.
     During the quarter ended June 30, 2006, management concluded that certain held to maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21,615,000 were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade just below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20,552,000.

EMPLOYEES
     At December 31, 2006, the Company had 1,363 full-time employees, including its executive officers. The Company considers its employee relations to be excellent.
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
     FEDERAL REGULATION. The Company is subject to capital adequacy guidelines of the FRB. The guidelines apply on a consolidated basis and generally require bank holding companies to maintain a ratio of Tier 1 capital to total average assets of at least 4.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The FRB’s capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the FRB’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. As of December 31, 2006, the Company’s ratio of Tier 1 capital to average assets was 7.23%, its ratio of Tier 1 capital to risk-weighted assets was 11.47%, and its ratio of total capital to risk-weighted assets was 12.51%.
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
     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Prompt corrective action provisions are not applicable to bank holding companies. The FDICIA and the regulations issued thereunder established five capital tiers: (i) “well capitalized”, if a depository institution has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized”, if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized”, if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized”, if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized”, if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Generally, a depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received a less than satisfactory examination rating at its most recent examination and did not subsequently address the examiner’s concerns or if its primary federal regulator determines, after notice and the opportunity for a hearing, that the depository institution’s condition is unsafe or unsound. As of the most recently completed fiscal quarter, December 31, 2006, Westernbank was well capitalized, with a ratio of Tier I capital to average assets of 6.81%, a ratio of Tier I capital to risk-weighted assets of 10.77%, and a ratio of total capital to risk-weighted assets of 11.81%.
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
     Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 2006, the Company and Westernbank were in compliance with all capital requirements. For more information, refer to Note 15 to the consolidated financial statements, included in Part II, Item 8.
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
     The Puerto Rico Banking Act requires that at least 10% of the yearly net income of Westernbank be credited annually to a reserve fund. This must be done every year until the reserve fund is equal to the total paid-in capital for common stock and preferred stock or 10% of total deposits. At December 31, 2006, Westernbank had an adequate reserve fund established. The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess is charged against the undistributed profits of the bank, and the balance, if any, is charged against and reduces the reserve fund. If there is no reserve fund sufficient to cover the entire amount, the excess amount is charged against the capital account and no dividend can be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital.
     Under the Puerto Rico Banking Act, Westernbank must maintain a legal reserve in an amount equal to at least 20% of Westernbank’s demand liabilities, except certain government deposits. At December 31, 2006, Westernbank had a legal reserve of 490.27%.
     The Puerto Rico Finance Board (the “Finance Board”), which includes as its members the Puerto Rico Commissioner, the Secretary of the Treasury, the Secretary of Commerce, the Secretary of Consumer Affairs, the President of the Economic Development Bank, the President of the Government Development Bank and the President of the Planning Board, has the authority to regulate maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses, including real estate loans, is to be determined by free competition. In addition, the current regulations of the Finance Board do not set a maximum interest rate for retail sales installment contracts, for credit card purchases and for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances, and insurance premiums.
     Under Puerto Rico law, no person or company may acquire direct or indirect control of a bank or a bank holding company without first obtaining the prior approval of the Puerto Rico Commissioner. Control is defined to mean the power, directly or indirectly, to direct or decisively influence the management or the operations of the bank or the bank holding company. Control is presumed to exist if a person or entity, or group acting in concert, would become the owner, directly or indirectly, of more than 5% of the voting stock of the bank or the bank holding company as a result of the transfer of voting stock, and such person, entity or group did not own more than 5% of the voting stock prior to the transfer.
     FDIC DEPOSIT INSURANCE. Westernbank is subject to FDIC deposit insurance assessments. On February 8, 2006 the President signed the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act provides for the merger of the Bank Insurance Fund (“BIF”) and the Savings Association Fund (“SAIF”) into a single Deposit Insurance Fund (“DIF”) increases the maximum amount of the insurance coverage for certain retirement accounts and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts, and gave the FDIC more discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the level of the fund reserve ratio. On November 2, 2006, the FDIC promulgated final regulations implementing a revised risk-based assessment system based on the greater discretion given to the FDIC under the Reform Act (“FDIC Assessment Rule”).
     Pursuant to the FDIC Assessment rule, assessment rates for an insured depository institution continue to vary based on the level of risk incurred in its activities. The FDIC Assessment Rule establishes four risk categories. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution is also assigned to one of three supervisory subgroups. Subgroup “A” institutions are financially sound institutions with only a few minor weaknesses; subgroup “B” institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and subgroup “C” institutions are institutions with respect to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless corrective action is taken to correct the areas of weakness. Well-capitalized and well-managed banks are generally assigned to risk category I, while undercapitalized banks in supervisory subgroup “C” are generally assigned to risk category IV. Within risk category I, the FDIC Assessment rule combines supervisory ratings with other measures, such as measuring certain financial ratios or looking to long-term debt issuer ratings, to further differentiate risk and the pricing of deposit insurance coverage.

     Well-capitalized and well managed banks, including the Company’s bank subsidiaries, have paid no premiums for FDIC insurance in recent years. However, under the FDIC Assessment Rule beginning in 2007, premiums related to deposits assessed by the DIF are to be assessed at an annual rate of between 5 basis points and 7 basis points of deposits for institutions in risk category I, and up to 43 basis points of deposits for institutions in risk category IV. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves.
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
     Westernbank is also subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. Westernbank is subject to separate assessments to repay bonds (“FICO bonds”) issued in the late 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The assessment for the payments on the FICO bonds for the quarter beginning on January 1, 2007 is 1.22 basis points for DIF-assessable deposits.
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
     ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. State banks and their subsidiaries are limited in their investments and activities engaged in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the FDIA or the FDIC determines that such activity or investment would pose no significant risk to the DIF and the banks are, and continue to be, in compliance with applicable capital standards. The FDIC has by regulation determined that certain real estate investment activities do not present a significant risk to the DIF, provided they are conducted in accordance with the regulations. Provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), permit national banks to establish financial subsidiaries that may engage in the activities permissible for financial holding companies, other than insurance underwriting, merchant banking and real estate development and investment activities. In order to exercise this authority, a bank and its depository institution affiliates must be well-capitalized, well-managed and have CRA ratings of at least “satisfactory”. For a state bank, such activities also must be permissible under relevant state law.
     TRANSACTIONS WITH AFFILIATES AND INSIDERS OF WESTERNBANK. Transactions between Westernbank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act, as implemented by the FRB’s Regulation W. An affiliate of a bank is generally considered to be a company or entity that controls, is controlled by or is under common control with the bank. Generally, sections 23A and 23B (1) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies.
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
     COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act (“CRA”), as implemented by federal regulations, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company has a Compliance and Risk Management Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. Westernbank, at its most recent evaluation of performance under the CRA, was rated satisfactory by FDIC examiners.
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
     ACTIVITIES AND INVESTMENTS. The activities as “principal” and equity investments of FDIC-insured, state-chartered banks such as Westernbank are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state-chartered bank generally may not directly or indirectly acquire or retain any equity investments of a type, or in an amount, that is not permissible for a national bank.
     FEDERAL HOME LOAN BANK SYSTEM. Westernbank is a member of the Federal Home Loan Bank System. The System consists of 12 regional Federal Home Loan Banks, with each subject to supervision and regulation by the Federal Housing Finance Board. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Westernbank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of: 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year; 5% of its FHLB advances outstanding; or 0.3% of its total assets. At December 31, 2006, Westernbank held $38.0 million in capital stock of the FHLB of New York.

     Advances from a FHLB are secured by a member’s shares of stock in the institution, certain type of mortgages and other assets, including investment securities. Interest rates charged for advances vary depending upon maturity and the cost of funds to the FHLB. As of December 31, 2006, Westernbank had $127.0 million in outstanding advances and $448.0 million in repurchase agreements from the FHLB of New York.
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
     Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the years ended December 31, 2006 and 2005, the provisions of the Act did not have any effect in the Company’s financial position or results of operations. As of December 31, 2006, 2005 and 2004 and for the years then ended, substantially all of Westernbank International’s business activities have consisted of investment in securities of and loans to entities principally located in the United States of America. Note 23 to the consolidated financial statements presents further information about the Company’s business segments.
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
     ANTI-MONEY LAUNDERING. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of the U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States of America. The U.S. Treasury Department and federal banking agencies have issued a number of regulations and other guidance implementing the USA Patriot Act requirements that apply to financial institutions. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of customers. The effectiveness of a financial institution in establishing such policies, procedures and controls to combat money laundering activities is a factor to be considered in any application submitted by a financial institution under the Bank Merger Act, which applies to Westernbank, or any expansionary banking proposal under the BHC Act, which applies to the Company.
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
CAPITAL, DIVIDENDS, STOCK SPLITS AND OPTION PLANS
     Total stockholders’ equity as a measure of capital increased by $34.4 million in 2006 and by $115.9 million in 2005.
     Since year 2000, the Company’s board of directors adopted the policy of paying dividends on a monthly basis. Initial dividend payments under this policy, were applied retroactively for dividends corresponding to the first three-month period ended March 31, 2000. Thereafter, dividends on common stock and preferred stock are being paid on the 15th day of each month for stockholders of record as of the last day of the previous month.
     On June 17, 2002, the Company’s board of directors declared a three-for-two split on its common stock, for stockholders of record as of June 28, 2002, and distributed on July 10, 2002. The effect of the stock split was a decrease to retained earnings and an increase in common stock of $20.8 million.
     During 2003 and 2002, the Company acquired and retired shares of common stock as follows: $33,000 (1,903 shares) in 2003 and $42,000 (1,678 shares) in 2002. No shares were acquired and retired during 2006, 2005 and 2004.
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
     During 2006, 2005, 2004 and 2003 certain key officers and employees of the Company exercised 376,051; 56,113; 328,568 (as adjusted for stock splits and stock dividends); and 1,170,450 (as adjusted) shares, respectively, under the Company’s 1999 Qualified Option Plan. No stock options were exercised during 2002.
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
     On January 18, 2007, two of the Company’s executive officers exercised 175,568 and 105,341 stock options under the Company’s 1999 Qualified Option Plan at the exercise prices of $2.85 and $3.35, respectively.
     On January 30, 2007, the Company’s Board of Directors granted a total of 45,000 stock options to two officers of Westernbank pursuant to the shareholders-approved 1999 Qualified Option Plan at an exercise price of $6.05. The market price of the stock was $5.79 at January 30, 2007.
     In February 2007, the Company forfeited 250,000 stock options from a former officer of Westernbank.
     Total common stock cash dividends declared in 2006 amounted to $31.2 million compared to $30.6 million in 2005.
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

Redemption Price per Share
December 31,	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H

2007	$25.00	$25.00	$25.25	$25.25	$25.50	$—	$—	$—
2008	25.00	25.00	25.00	25.00	25.25	25.50	25.50	—
2009	25.00	25.00	25.00	25.00	25.00	25.25	25.25	51.00
2010	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.50
2011 and thereafter	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.00
     Series A, B, C, D, E, F, G and H Preferred Stocks rank senior to the Company’s common stock as to dividends and liquidation rights. Dividends declared on preferred stock for the years ended December 31, 2006 and 2005, amounted to $36.9 million and $37.0 million, respectively.
     In June 1998, Westernbank issued 1,219,000 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A, with a liquidation preference of $25 per share. Each share is convertible, at the holder’s option, at any time on or after the 90th day following the issue date, into .995 shares of the Company’s common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $7.12 per share of common stock, as adjusted. At December 31, 2006, the Company had outstanding 481,910 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A.
     During 2006, 2005, 2004, 2003 and 2002, 3,550; 35,292; 276,994; 419,254; and 2,000 shares, respectively, of the convertible preferred stock Series A were converted into 12,403; 123,289; 967,760 (as adjusted for stock splits and stock dividends); 1,464,741 (as adjusted); and 10,478 (as adjusted) shares of common stock, respectively.
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

     The activity in outstanding options under the 1999 Qualified Option Plan for the years ended December 31, 2006, 2005 and 2004, is set forth below. The activity for the years ended December 31, 2004 was adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005, and the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Beginning of year	7,845,285	$3.79	7,111,398	$3.02	7,439,966	$3.02
Options granted	485,000	5.96	790,000	10.65	—	—
Options exercised	(376,051)	2.85	(56,113)	2.85	(328,568)	2.95
Options forfeited	(245,568)	7.84	—	—	—	—

End of year	7,708,666	$3.84	7,845,285	$3.79	7,111,398	$3.02

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
     INCOME TAXES. The Companies are subject to Puerto Rico regular income tax on income earned from all sources up to a maximum rate of 39%, except for years 2005 and 2006, in which a transitory additional surtax of 2.5% over net taxable income was imposed by the Governor of Puerto Rico under Law No. 41, signed on August 1, 2005. This transitory additional tax is in effect for taxable years 2005 and 2006 and had a retroactive effect to January 1, 2005. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposes an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. Therefore, Westernbank is now subject to a maximum tax rate of 43.5%. This transitory income tax of 2% amounted to $3.0 million for the year ended December 31, 2006. These transitory income taxes were intended to be temporary in nature and ended on December 31, 2006.
     On May 16, 2006, the Government of Puerto Rico approved Law No. 98 which imposes a 5% additional tax (the “prepayment requirement”) to businesses that have a gross income in excess of $10,000,000, such as Westernbank. This tax constitutes a prepayment of income tax and can be used as a credit to the tax liability of years 2007 and thereafter. A maximum of 25% of the credit can be used in each year. This prepayment requirement was computed using Westernbank’s 2005 taxable income as the base. The prepayment requirement amounted to $6.4 million and was paid by Westernbank in July 2006.
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
     Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, elected to be treated as a special partnership under the Code; accordingly, its taxable income is taxed at Westernbank.
     For the year ended December 31, 2006, the Company had approximately $152.5 million of regular taxable income, on which it is required to pay current income tax of $66.3 million. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes, subject to certain limitations. As a result of the above, the Company’s effective tax rate is below the statutory rate.
     The Company evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect the income tax accruals as well as the current period’s income tax expense and can be significant to the operating results of the Company. The Company’s consolidated statements of financial condition include an accrual of $10.9 million at December 31, 2006, for the exposures resulting from tax positions identified by the Company in connection with this evaluation.
     Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Center Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the years ended December 31, 2006 and 2005, the provisions of the Act did not have any effect on the Company’s financial position or results of operations.
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
We have experienced significant growth in recent years
     We have grown significantly in recent years, and we intend to continue to expand operations and asset size. Our total assets, consisting primarily of loans and investments, have increased at an average annual growth rate of 24.58% for the last five fiscal years, to $17.15 billion at December 31, 2006. There can be no assurance that we will be able to sustain this rate of growth in the future. Moreover, we are continually exploring other avenues of growth, including the possible acquisition of assets and deposits from other financial institutions as well as acquisitions of other banks, either in Puerto Rico or outside of Puerto Rico.
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
Westernbank is exposed to commercial and consumer credit risks
     In recent years, Westernbank has emphasized commercial and consumer lending activities. Commercial lending, including commercial real estate and asset-based lending, unsecured business lending and construction lending, is generally recognized as involving greater credit risk because it is larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. The properties or assets securing these loans may also be harder to dispose of in foreclosure. We have expanded our consumer lending activities through our Expresso of Westernbank Division. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers that are usually low income earners. Therefore, delinquencies in the Expresso of Westernbank division tend to be higher when compared to the total consumer loan portfolio in general. Consumer loans are subject to associated consumer defaults. Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $894.0 million in one mortgage originator group in Puerto Rico at December 31, 2006. In addition, Westernbank has outstanding $46.0 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $940.0 million at December 31, 2006. These commercial loans are secured by 11,672 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $80,534. Westernbank’s historical experience with the mortgage originator groups is that they have paid these loans in accordance with their terms. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its portfolio until these are paid in full. If Westernbank experiences loan losses that are higher than its allowance for loan losses, our profits and financial condition may be adversely affected.

Our performance is subject to interest rate risk
     Our results of operations depend to a large extent on the success of Westernbank. Among the risks related to Westernbank are those related to interest rate fluctuations, lending operations and our ability to manage growth. Interest-rate fluctuations could adversely affect net interest income if our cost of funds increases faster than our yield on interest-earning assets. Increases in interest rates also increase the costs of loans to businesses and consumers and may reduce demand for such loans, which negatively affects the ability of the Company to maintain the loan growth it has experienced in recent years.
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
The Company is subject to risks associated with the Commonwealth of Puerto Rico’s temporary budget crisis
     Due to a budget impasse, the Commonwealth of Puerto Rico (“the Commonwealth”) closed all public agencies on May 1, 2006, except those related to safety, health and other essential services. All agencies were subsequently opened two weeks later and a budget approved by the Legislature was signed into law by the Commonwealth’s Governor. Subsequently, Moody’s Investors Service (“Moody’s) downgraded the Commonwealth’s general obligation bond rating to Baa3 from Baa2, and kept the rating on “watch list” for possible future downgrade.
     According to Moody’s, this action reflects the Commonwealth’s strained financial condition, and ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. A fiscal reform was later approved, where the Commonwealth House and Senate approved a tax reform authorizing a 7% sales tax, with the option, if expected revenues do not materialize, to raise it to 8% after December 2006. Notwithstanding, significant budget deficit and fiscal imbalance could continue in the coming years. Any significant adverse political or economic developments in Puerto Rico resulting from the budget impasse could have a negative impact on the Company’s future financial condition and results of operations.
Rating downgrades on the Government of Puerto Rico’s debt obligation may affect Westernbank’s credit exposure
     Even though Puerto Rico’s economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Government of Puerto Rico has led nationally recognized rating agencies to downgrade its debt obligations.
     In May 2006, Moody’s downgraded the Commonwealth’s general obligation bond rating to Baa3 from Baa2, and put the credit on “watch list” for possible further downgrades. The Commonwealth’s appropriation bonds and some of the subordinated revenue bonds were also downgraded by one notch and are now rated just below investment grade at Ba1. Standard & Poor’s Rating Services (“S&P”) still rates the Commonwealth’s general obligations two notches above junk at BBB, and the Commonwealth’s appropriation bonds and some of the subordinated revenue bonds BBB-, a category that continues to be investment-grade rated.
     In July 2006, S&P and Moody’s affirmed their credit ratings on the Commonwealth’s debt, and removed the debt from their respective “watch lists”, thus reducing the possibility of an immediate additional downgrade. These actions resulted after the Government of the Commonwealth approved the budget for the fiscal year 2007, which runs from July 2006 through June 2007, which included the adoption of a new sales tax. Revenues from the sales tax will be dedicated primarily to fund the Government of Puerto Rico’s operating expenses, and to a lesser extent, to repay government debt and fund local municipalities.
     Both rating agencies maintained the negative outlook for the Puerto Rico obligation bonds. Factors such as the government’s ability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, and eliminate the government’s reliance on operating budget loans from the Government Development Bank of Puerto Rico will be key determinants of future rating stability and restoration of a stable long-term outlook. Also, the inability to agree on future fiscal year Commonwealth budgets could result in ratings pressure from the rating agencies.

     It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, the fallout from the recent budgetary crisis and a possible ratings downgrade could adversely affect the value of Puerto Rico’s Government obligations. In addition, the above uncertainty in the public sector may also have an adverse effect on the Puerto Rico economy, which in turn may adversely affect in the credit quality of Westernbank’s loan portfolio.
Westernbank’s credit quality may be adversely affected by Puerto Rico’s current economic condition
     The slowdown on the island’s growth rate, which appears to have started in 2005, according to the Puerto Rico Planning Board statistics, has continued in 2006. Manufacturing has declined in overall activity for 2006 as compared to the same period in 2005, for the first time since 2002.
     Construction remains relatively weak during 2006, as the combination of rising interest rates, the Commonwealth’s fiscal condition and decreasing public investment in construction projects affected the sector. The value of construction permits during the year ended December 2006 declined by approximately 23.2% when compared to 2005, with most of the drop coming from the public sector. Retail sales during the year 2006 also reflected the uncertainty prevalent at the time related to the Commonwealth’s fiscal situation, as well as increased oil and utility prices. Sales registered a decline of 3.2% as compared to the same period in 2005, as the months surrounding the temporary government shutdown were particularly affected. The unemployment rate was 10.2% as of December 31, 2006.
     Tourism is the one sector that has been resilient. Activity in the sector has expanded consistently since 2004, and in 2006 it registered the strongest increase in four years. Factors that may be boosting the tourism sector are geo-political tensions throughout the world, a relative benign hurricane season for the past two years, and a relatively firm U.S. economy.
     In general, it is apparent that in 2006 the Puerto Rican economy continued its trend of decreasing growth and ended the first half of the year with minimal momentum, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction.
     The above economic concerns and uncertainty in the private and public sectors may also have an adverse effect in the credit quality of Westernbank’s loan portfolio, as delinquency rates are expected to increase in the short-term, until the economy stabilizes. Also, a potential reduction in consumer spending may also impact growth in interest revenue sources of the Company.
     ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
     ITEM 2. PROPERTIES
     The Company owns the condominium offices space housing its main offices at 19 West McKinley Street, Mayagüez, Puerto Rico. As of December 31, 2006, Westernbank owned approximately 10 branch premises and other facilities, eight (8) lots for future development, and one office building, all of them located in Puerto Rico. In addition, as of such date, Westernbank leased properties, mainly for branch operations, in approximately 48 locations in Puerto Rico. Also, Westernbank Financial Center Corp. is leasing an office location in West Palm Beach, Florida, United States of America.
     At December 31, 2006, the Company’s future rental commitments under non-cancelable operating leases aggregated $10.6 million, not considering renewal options.
     The principal property owned by Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, for banking operations and other services is described below:
•	Westernbank World Plaza — a 23-story office building located at Puerto Rico’s main business district and which serves as Westernbank San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. The book value of this property at December 31, 2006, was $52.5 million.
     The Company’s investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2006, was $116.4 million. The combined net book value of the Company’s main offices as of December 31, 2006 was $793,000.

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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded in the New York Stock Exchange (“NYSE”).
     The following table sets forth the range of high and low closing sale prices of the Company’s common stock, as quoted in the NYSE system, at the end of each quarter for 2006 and 2005. The prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions:

Quarter Ended	High (1)	Low (1)

December 2006	$6.60	$5.57
September 2006	6.67	5.05
June 2006	7.93	6.22
March 2006	9.01	7.33

December 2005	$9.47	$7.33
September 2005	11.50	9.32
June 2005	10.23	8.09
March 2005	15.29	9.88

(1)	Prices in table are rounded.
     On January 20, 2005, the Company’s board of directors approved an increase in its annual dividend payments to stockholders for 2005 to $0.19 per share. This represents an increase of 32.14% over the dividends paid in 2004.
     On January 31, 2006, and on January 30, 2007, the Company’s board of directors approved an annual dividend payment of $0.19 per share to its stockholders for years 2006 and 2007, respectively.
     As of January 31, 2007 the Company had 616 stockholders of record of its common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Company’s common stock on such date, as quoted on NYSE was $5.26 per share.

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
     The Company’s cash dividends corresponding to 2006 and 2005 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE (1)
YEAR 2006

January 31, 2006	February 15, 2006	$0.01583
February 28, 2006	March 15, 2006	0.01583
March 31, 2006	April 17, 2006	0.01583
April 28, 2006	May 15, 2006	0.01583
May 31, 2006	June 15, 2006	0.01583
June 30, 2006	July 17, 2006	0.01583
July 31, 2006	August 15, 2006	0.01583
August 31, 2006	September 15, 2006	0.01583
September 29, 2006	October 16, 2006	0.01583
October 31, 2006	November 15, 2006	0.01583
November 30, 2006	December 15, 2006	0.01583
December 29, 2006	January 16, 2007	0.01583

Total		$0.18996

YEAR 2005

January 31, 2005	February 15, 2005	$0.01198
February 28, 2005	March 15, 2005	0.01583
March 31, 2005	April 15, 2005	0.01583
April 28, 2005	May 16, 2005	0.01583
May 31, 2005	June 15, 2005	0.01583
June 30, 2005	July 15, 2005	0.01583
July 31, 2005	August 15, 2005	0.01583
August 31, 2005	September 15, 2005	0.01583
September 30, 2005	October 17, 2005	0.01583
October 31, 2005	November 15, 2005	0.01583
November 30, 2005	December 15, 2005	0.01583
December 30, 2005	January 16, 2006	0.01583

Total		$0.18611

(1)	Dividends amounts in the table are rounded.
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2006
     The following table provides information as of December 31, 2006, regarding shares of common stock that may be issued to key employees under the Company’s stock option plans. The 1999 Qualified Stock Option Plan and the 1999 Nonqualified Stock Option Plan are the only equity based compensation plans currently in effect. At December 31, 2006, the Company had outstanding 7,708,666 options under the 1999 Qualified Stock Option Plan. No options have been granted under the 1999 Nonqualified Stock Option Plan.

Number of securities remaining available
	Weighted-average exercise	for future issuance under equity
Number of securities to be issued upon	price of outstanding options	compensation plans (excluding securities
exercise of outstanding options (1) (2) (a)	(1) (b)	reflected in column (a)) (1) (c)

6,629,427	$3.84	5,107,823

(1)	Adjusted to reflect a three-for-two stock split and a 2% stock dividend on the Company’s common stock declared on December 6, 2004 and December 13, 2004, respectively, distributed on January 10, 2005; the three-for-two stock split and a 2% stock dividend declared on November 4, 2003 and November 11, 2003, respectively, distributed on December 10, 2003; and the three-for-two stock split declared on June 17, 2002 and distributed on July 10, 2002.

(2)	Excludes 1,800,698 shares issued upon exercise of stock options through December 31, 2006.
RECENT SALES OF UNREGISTERED SECURITIES
     No sales of unregistered securities were made by the Company in 2006.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES
     No purchases of the Company’s common stock were made by or on behalf of the Company in 2006.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Form 10-K, and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2006, are derived from the Company’s Consolidated Financial Statements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Income Statement Data:

Interest income	$1,000,225	$795,329	$591,376	$461,894	$385,734
Interest expense	681,419	483,747	314,219	245,102	252,673

Net interest income	318,806	311,582	277,157	216,792	133,061
Provision for loan losses	(64,550)	(31,000)	(36,691)	(27,048)	(15,083)

Net interest income after provision for loan losses	254,256	280,582	240,466	189,744	117,978
Noninterest income	37,098	35,820	53,628	25,295	59,244
Noninterest expenses	(124,518)	(108,230)	(100,125)	(84,821)	(73,917)

Income before income taxes	166,836	208,172	193,969	130,218	103,305
Income taxes	(66,305)	(45,086)	(22,093)	(19,263)	(16,585)

Net income	100,531	163,086	171,876	110,955	86,720
Preferred stock dividends	36,911	36,985	27,158	21,593	13,774

Income available to common stockholders	$63,620	$126,101	$144,718	$89,362	$72,946

Share Data:
Basic earnings per common share (1)	$0.39	$0.77	$0.89	$0.56	$0.48
Diluted earnings per common share (1)	$0.38	$0.74	$0.86	$0.54	$0.48
Cash dividends declared per common share (1)(2)	$0.19	$0.19	$0.14	$0.11	$0.09
Period end number of common shares outstanding (1)	164,487	164,098	163,919	162,624	159,992
Weighted average number of common shares outstanding (1)	164,380	164,024	163,348	160,734	150,712
Weighted average number of common shares outstanding on a fully diluted basis (1)	168,051	170,619	170,443	165,330	152,491
Cash dividends declared on common shares	$31,235	$30,575	$23,502	$18,322	$14,045
Dividend payout ratio	49.10%	24.25%	16.24%	20.50%	19.26%
Book value per share data (1)	$4.24	$4.04	$3.45	$2.70	$2.25

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Performance ratios:
Return on assets (3)	0.60%	1.07%	1.33%	1.12%	1.23%
Return on common stockholders’ equity (3)	9.36	20.53	28.79	22.37	25.84
Efficiency ratio	34.94	30.67	30.66	32.17	40.66
Operating expenses to total end-of-period assets	0.73	0.67	0.70	0.74	0.90
Net yield on interest-earning assets	1.96	2.08	2.22	2.31	1.88

Balance Sheet Data:
Total assets	$17,154,688	$16,151,864	$14,321,620	$11,527,509	$8,211,345
Federal funds sold and resell agreements	950,573	746,539	1,017,303	649,852	459,147
Investments securities held to maturity, securities available for sale and trading securities	7,028,120	7,079,191	6,929,260	5,778,790	3,661,944
Loans-net	8,641,023	7,815,623	5,917,352	4,683,118	3,754,357
Total liabilities	15,926,801	14,958,386	13,244,061	10,703,131	7,628,369
Total deposits	9,337,063	8,375,609	6,244,170	5,397,676	4,306,784
Federal funds purchased and repurchase agreements	6,320,481	6,260,029	6,683,527	5,046,045	3,097,341
Stockholders’ equity	1,227,887	1,193,478	1,077,559	824,378	582,976

Capital Ratios:
Total capital to risk-weighted assets	12.51%	13.13%	14.90%	13.90%	12.79%
Tier I capital to risk-weighted assets	11.47	12.30	14.01	13.06	11.94
Tier I capital to average assets	7.23	7.48	7.69	7.18	7.19
Equity-to-asset ratio (3)	7.27	7.45	7.36	7.13	6.87

Asset Quality Ratios:
Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	1.00%	0.42%	0.27%	0.31%	0.28%
Total non-performing loans as a percentage of loans at end of period	1.89	0.81	0.58	0.66	0.51
Net loans charged-off to average total loans (4)	0.36	0.27	0.34	0.29	0.19
Allowance for loan losses to total loans at end of period	1.45	1.17	1.34	1.30	1.24
Allowance for loan losses to non-performing loans	76.50	144.39	233.64	197.17	242.80

(1)	Adjusted to reflect a three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005; the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003; and the three-for-two stock split declared in June 2002 and distributed on July 10, 2002.

(2)	Cash dividends amounts are rounded.

(3)	The return on assets is computed dividing net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

(4)	Average balances were computed using beginning and period-end balances.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This section analyzes the major elements of the Company’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing elsewhere in this Annual Report.
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
OVERVIEW
     Total assets at December 31, 2006, 2005 and 2004 were $17.15 billion, $16.15 billion, and $14.32 billion, respectively. This growth was driven by increases in the Company’s loan portfolio. Loans receivable-net grew by $825.4 million for the year ended December 31, 2006, when compared to the previous year, as a result of the Company’s continued strategy of growing its variable rate loan portfolio mainly through commercial real estate collateralized, construction and land acquisition, asset-based and other industrial and agricultural commercial loans. The investment portfolio, excluding short-term money market instruments, decreased $51.1 million, from $7.08 billion at December 31, 2005, to $7.03 billion at December 31, 2006. The investment portfolio was $6.93 billion at December 31, 2004. Total deposits reached $9.34 billion, from $8.38 billion at December 31, 2005, and $6.24 billion at year end 2004.
     Net income was $100.5 million, $163.1 million and $171.9 million and earnings per basic common share were $0.39 ($0.38 on a diluted basis), $0.77 ($0.74 on a diluted basis), and $0.89 ($0.86 on a diluted basis) for the years 2006, 2005 and 2004, respectively. The decrease in net income for the year ended December 31, 2006, when compared to year 2005, was attributed to an increase of $33.6 million in the provision for loan losses (mainly attributed to the loan portfolio of the Company’s asset-based lending division), an increase of $16.3 million in noninterest expenses and an increase of $21.2 million in the provision for income taxes. Such increases were partially offset by an increase of $7.2 million in net interest income. In 2005, even though net interest income for the year ended December 31, 2005 increased by $34.4 million and the provision for loan losses was $5.7 million lower than that for the comparable prior year, net income was also impacted by the flat to inverted yield curve effect, a decrease of $20.5 million in net gain on derivative instruments, an increase of $8.1 million on noninterest expense and a significantly higher provision for income taxes of $23.0 million. In the year 2005, the Company recorded a charge of $6.7 million ($4.1 million, net of taxes), mainly as a result of the change in the fair value during the year of certain interest rate swaps on a portion of the Company’s brokered deposits. The Company has maintained strong asset quality control, resulting in returns on average assets (“ROA”) of 0.60%, 1.07% and 1.33% and returns on average common stockholders’ equity (“ROCE”) of 9.36%, 20.53%, and 28.79% for the years ended 2006, 2005 and 2004, respectively.
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

     2006 VERSUS 2005. Net interest income for the year ended December 31, 2006 was $318.8 million, an increase of $7.2 million or 2.32%, from $311.6 million for the prior year. The increase in 2006 was the result of increases in interest income from loans, investment securities, mainly in short-term tax-exempt securities such as U.S. Government Agencies discount notes, and money market instruments, which was partially offset by a decrease in interest income on mortgage-backed securities and increases in interest expense on all the components of the interest-bearing liabilities.
     Average interest-earning assets for the year ended December 31, 2006 increased by $1.35 billion or 9.01%, compared to year 2005, primarily driven by a rise in the average loan portfolio of $1.32 billion or 18.92%, particularly in the commercial real estate collateralized and commercial, industrial and agricultural loan (“Commercial and C&I loans”) and in the construction loan portfolios, and an increase of $252.2 million or 4.02% in the average investment portfolio, excluding short-term money market instruments. The average mortgage-backed securities and the average money market instruments decreased by $120.0 million or 15.95% and $105.6 million or 11.10%, respectively. Changes in the investments portfolio are attributable to the reinvestment on short-term tax-exempt securities, specifically U.S. Government Agencies discount notes, as part of management’s strategy of growing the Company’s tax exempt interest income. The average yield earned on interest-earning assets increased 81 basis points from 5.32% to 6.13%, for the year ended December 31, 2006, when compared to year 2005. The increase in the average yield for the year ended December 31, 2006, was mainly due to higher average yields earned on the loan portfolio, higher reinvestment rates on matured and called securities and higher yields earned on mortgage-backed securities and money market instruments. The increase in the average yield earned on the loan portfolio was due to new higher yielding loans and the repricing of existing floating and adjustable rate Commercial and C&I loans. During the year ended December 31, 2006, the Federal Reserve increased the discount rate by 100 basis points, which is reflected equally on the Prime Rate, the index used by the Bank to reprice most of its floating and adjustable rate commercial loans.
     The impact of the strong growth in average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities of $1.25 billion or 8.96% for the year 2006, when compared to year 2005. The overall cost of funds increased 101 basis points, from 3.47% for year 2005, to 4.48% for year 2006. The average interest rate paid on deposits increased 90 basis points, from 3.27% in 2005, to 4.17% for 2006, and the average interest rates paid on federal funds purchased and repurchase agreements increased 122 basis points, from 3.67% in 2005, to 4.89% in 2006. The average interest rate paid on advances from the Federal Home Loan Bank also increased by 117 basis points, from 4.17% in 2005, to 5.34% in 2006. As explained before, during the year ended December 31, 2006, short-term interest rates continued rising with the LIBOR rate, the rate used by the Company to reprice most of its interest-bearing liabilities, increasing 82 basis points. Meanwhile, the Company’s rates paid for the year ended December 31, 2006 increased by 101 basis points or 123.17%, of said increase of the LIBOR rate.
     The Company’s net yield on interest-earning assets decreased 12 basis points in 2006, to 1.96%. The decrease in the net interest margin was due to the fact that the upward repricing of the Company’s interest-earning assets lagged behind the increase in the cost of funds of its interest-bearing liabilities.
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
     Average interest-earning assets for the year ended December 31, 2005, increased by $2.47 billion or 19.81%, compared to year 2004, primarily driven by a rise in the average loan portfolio of $1.58 billion, particularly due to increases in the portfolio of commercial real estate and commercial, industrial and agricultural loan (“Commercial and C&I Loans) portfolios, including asset-based, in the residential real estate-mortgage loans portfolio (including commercial loans mainly secured by individual mortgages on one-to-four family residential properties), and an increase of $866.2 million or 16.04% in the average investment portfolio, excluding short-term money market instruments. The average mortgage-backed securities decreased by $182.6 million or 19.52%, while the average money market instruments increased by $205.2 million or 27.51%. The increase in the average investment portfolio was primarily in tax exempt securities, such as U.S. Government and agencies obligations as a result of the securities bought during the latter part of 2004 and the reinvestment of approximately $150.0 million previously invested in short-term money market instruments into short-term tax exempt securities, specifically US Government Agencies discount notes. Notwithstanding, average yields earned in interest-earning assets increased 58 basis points, from 4.74% in year 2004, to 5.32% for the year ended 2005. The increase in the average yield was mainly due to higher average yields earned on the loan portfolio, mortgage-backed securities and money market instruments, while the remaining investment portfolio yield remained relatively flat increasing by only 2 basis points to 3.95% at December 31, 2005. The increase in the average yield earned on the loan portfolio was due to new higher yielding and the repricing of existing Commercial and C&I loans and residential real estate at floating rates. During the last quarter of 2004 and the year ended December 31, 2005, the Federal Reserve increased the discount rate by 250 basis points, reflected equally on the Prime Rate, an index used by the Bank to reprice most of its floating rate loans.

     The impact of the strong growth in average interest-earning assets was in part offset by an increase in the average interest-bearing liabilities of $2.20 billion or 18.67% for the year 2005, when compared to 2004. In addition, deposits grew on average by $1.45 billion or 24.57%, during the year ended December 31, 2005. Other borrowings on average (federal funds purchased, repurchase agreements and advances from FHLB) also increased by $741.8 million or 12.70% when compared to 2004. The overall cost of funds increased 80 basis points, from 2.67% for the year ended December 31, 2004, to 3.47% for year 2005. The average interest rate paid on deposits increased 46 basis points, from 2.81% in 2004, to 3.27% for 2005, and the average interest rates paid on federal funds purchased and repurchase agreements increased 118 basis points, from 2.49% in 2004, to 3.67% in 2005. The average interest rate paid on advances from the Federal Home Loan Bank also increased by 17 basis points, from 4.00% in 2004, to 4.17% in 2005. The Company was able to successfully lag its cost of rates paid during the year ended December 31, 2005, despite a rising rate trend. During the last quarter of 2004 and the year 2005, short-term interest rates continued rising with the LIBOR rate, the rate used by the Company to reprice most of its interest-bearing liabilities, increasing 251 basis points. Meanwhile, the Company’s cost of funds paid for the year ended December 31, 2005, increased by 80 basis points or 31.87%, of said increase of the LIBOR rate.
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

	YEARS ENDED DECEMBER 31,
	2006			2005			2004
		Average	Average		Average	Average		Average	Average
	Interest	balance (1)	Yield / Rate	Interest	balance (1)	Yield / Rate	Interest	balance (1)	Yield / Rate
	(Dollars in Thousands)
Normal Spread:
Interest-earning assets:
Loans, including loan fees (2)	$671,530	$8,308,353	8.08%	$479,042	$6,986,626	6.86%	$322,164	$5,401,955	5.96%
Investment securities (3)	261,971	6,519,398	4.02	247,533	6,267,159	3.95	212,213	5,400,997	3.93
Mortgage-backed securities (4)	28,489	632,792	4.50	32,321	752,839	4.29	37,489	935,421	4.01
Money market instruments	38,235	845,375	4.52	36,433	950,980	3.83	19,510	745,828	2.62

Total	1,000,225	16,305,918	6.13	795,329	14,957,604	5.32	591,376	12,484,201	4.74

Interest-bearing liabilities:
Deposits	366,063	8,771,531	4.17	241,268	7,376,605	3.27	166,237	5,921,733	2.81
Federal funds purchased and repurchase agreements	307,463	6,290,818	4.89	234,791	6,398,451	3.67	141,414	5,676,595	2.49
Advances from FHLB	7,893	147,780	5.34	7,688	184,153	4.17	6,568	164,245	4.00

Total	681,419	15,210,129	4.48	483,747	13,959,209	3.47	314,219	11,762,573	2.67

Net interest income	$318,806			$311,582			$277,157

Interest rate spread			1.65%			1.85%			2.07%

Net interest-earning assets		$1,095,789			$998,395			$721,628

Net yield on interest-earning assets (5)			1.96%			2.08%			2.22%

Ratio of interest-earning assets to interest-bearing liabilities		107.20%			107.15%			106.13%

Tax Equivalent Spread:
Interest-earnings assets	$1,000,225	$16,305,918	6.13%	$795,329	$14,957,604	5.32%	$591,376	$12,484,201	4.74%
Tax equivalent adjustment	16,502	—	0.11	41,305	—	0.27	53,555	—	0.43

Interest-earning assets - tax equivalent	1,016,727	16,305,918	6.24	836,634	14,957,604	5.59	644,931	12,484,201	5.17

Interest-bearing liabilities	681,419	$15,210,129	4.48	483,747	$13,959,209	3.47	314,219	$11,762,573	2.67

Net interest income	$335,308			$352,887			$330,712

Interest rate spread			1.76%			2.12%			2.50%

Net yield on interest- earning assets (5)			2.06%			2.36%			2.65%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude non-performing loans. Loans fees, net amounted to $16.3 million for each of the years ended December 31, 2006 and 2005, and $10.0 million for the year ended December 31, 2004.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Net interest income divided by average interest-earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and the changes in interest rates.

	Year ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$98,956	$93,532	$192,488	$103,874	$53,004	$156,878
Investment securities (1)	10,084	4,354	14,438	34,205	1,115	35,320
Mortgage-backed securities (2)	(5,515)	1,683	(3,832)	(8,138)	2,970	(5,168)
Money market instruments	(4,324)	6,126	1,802	6,294	10,629	16,923

Total increase in interest income	99,201	105,695	204,896	136,235	67,718	203,953

Interest expense:
Deposits	50,744	74,051	124,795	44,875	30,156	75,031
Federal funds purchased and repurchase agreements	(3,880)	76,552	72,672	19,785	73,592	93,377
Advances from FHLB	(495)	700	205	822	298	1,120

Total increase in interest expense	46,369	151,303	197,672	65,482	104,046	169,528

Increase (decrease) in net interest income	$52,832	$(45,608)	$7,224	$70,753	$(36,328)	$34,425

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
PROVISION FOR LOAN LOSSES
     The 2006 provision for loan losses was $64.6 million, an increase of $33.6 million or 108.29% when compared to 2005. Net charge-offs during 2006 amounted to $30.1 million, which when subtracted from the provision for loan losses of $64.6 million resulted in a net increase in the allowance for loan losses of $34.5 million. The 2005 provision for loan losses was $31.0 million, a decrease of $5.7 million or 15.51% when compared to 2004. Net charge-offs during 2005 amounted to $18.7 million, which when subtracted from the provision for loan losses of $31.0 million resulted in a net increase in the allowance for loan losses of $12.3 million.
     The increase in the provision for loan losses for 2006 is attributable to the following factors: first, the overall growth in the Company’s loan portfolio, mainly those of its Commercial and C&I loans; and second, to higher non-performing loans, net loans charged-off and specific reserves during the periods, principally in the loan portfolio of the Company’s asset-based lending division. Commercial and C&I loan portfolio grew to $6.22 billion at December 31, 2006, an increase of $946.8 million or 17.95%, when compared to December 31, 2005. Westernbank Business Credit loan portfolio grew to $1.46 billion at December 31, 2006, an increase of $193.2 million or 15.28%, when compared to December 31, 2005.
     The provision for loan losses for Westernbank Business Credit division accounted for $57.5 million or 89.01% of the total provision for loan losses for the year ended December 31, 2006, while for year 2005, it accounted for $22.4 million or 72.33% of the total provision for loan losses. The increase of $35.1 million in the provision for loan losses for Westernbank Business Credit division for 2006 is mainly attributable to two factors: first, the increase in the Division’s loan portfolio from $1.26 billion at December 31, 2005, to $1.46 billion at December 31, 2006; and second, the increase in classified loans of the Division’s loans portfolio. During the year ended December 31, 2006, the Company classified three loans of the Division’s loan portfolio with outstanding principal balances of $44.9 million, $40.5 million and $7.3 million at December 31, 2006. These loans required valuation allowances as follows: $11.4 million for the $44.9 million loan (after a partial charge-off of $7.5 million), $15.2 million for the $40.5 million loan and $2.5 million for the $7.3 million loan (after a partial charge-off of $3.0 million). These loans are current and have not missed their payment schedules but have shortfalls in the collaterals and in the financial condition of the borrowers. The average yield of Westernbank Business Credit Division’s loan portfolio at December 31, 2006, was 9.47%.

     The provision for loan losses for the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, increased by $824,000 or 11.58%, from $7.1 million for the year 2005 to $7.9 million for the year 2006. The increase was primarily due to an increase in the delinquency levels of the consumer loan portfolio at December 31, 2006. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 39 basis points, to 1.52% at December 31, 2006, when compared to 1.13% for the comparable period last year. The increase in the delinquency ratio of the consumer loans portfolio is mainly attributable to regular consumer loans past due over 60 days which are collateralized by real estate properties.
     At December 31, 2006, the allowance for loan losses was $126.8 million or 1.45% of total loans, and 76.50% of total non-performing loans (reserve coverage), compared to an allowance for loan losses at December 31, 2005, of $92.4 million or 1.17% of total loans, and 144.39% of total non-performing loans. The decrease in the allowance for loan losses to non-performing loans ratio was principally due to the increase in non-performing loans in Commercial & C&I non-performing loans, mainly from the Company’s asset based lending division.
     For the year ended December 31, 2006, net loan charge-offs amounted to $30.1 million or 0.36% to average loans, an increase of $11.5 million or 61.37%, when compared to $18.7 million or 0.27% to average loans in 2005. The increase in loans charged-off for the year ended December 31, 2006, when compared to the same period in 2005, is mainly attributed to an increase of $14.6 million in Commercial and C&I loans charged-off. Such increase in the Commercial and C&I loans charged-off resulted principally from loans charged-off on the Company’s asset based lending division. During the year 2006, the Company partially charged-off three loans of its asset based lending division with outstanding principal balances after charge-offs of $44.9 million, $7.3 million and $3.1 million, at December 31, 2006, as follows: $7.5 million on the $44.9 million loan, $3.0 million on the $7.3 million loan and $5.3 million on the $3.1 million loan. These loans are current and have not missed their payment schedules but have shortfalls in the collaterals and in the financial condition of the borrowers. At December 31, 2006, these loans required valuation allowances as follows: $11.4 million for the $44.9 million loan and $2.5 million for the $7.3 million loan. The $3.1 million loan did not require a valuation allowance at December 31, 2006.
     Consumer loan charge-offs for the year ended December 31, 2006, were $12.6 million, an improvement of $1.2 million or 8.93%, when compared to $13.8 million for the same period in 2005. Such improvement is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division decreased from $9.8 million for the year ended December 31, 2005, to $8.9 million for the same period in 2006, a decrease of $836,000. This is the result of management’s strategy of stabilizing loan losses and increasing the overall rates charged of the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans. The average yield of the Expresso of Westernbank loan portfolio was 23.74% at December 31, 2006. Also, the portion of the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2006, already accounts for 20% of the outstanding balance.
     The Expresso loan portfolio includes small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers that are usually low income earners. Therefore, the Expresso of Westernbank division loan portfolio carries a higher risk of default when compared to the total consumer loans portfolio in general.
     The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $5.2 million in 2006 and $3.5 million in 2005, an improvement of $1.7 million or 47.42%.
     The decrease in the provision for loan losses from 2004 to 2005 was attributed to lower net charge offs of the Expresso of Westernbank division loan portfolio and relatively stable delinquencies in our commercial and consumer loan portfolios during the year 2005, when compared to the same period in 2004. The provision for loan losses for Westernbank Business Credit division accounted for $22.4 million or 72.33% of the total provision for loan losses for the year ended December 31, 2005, while for year 2004, it accounted for $6.0 million or 16.33% of the total provision for loan losses. The increase of $16.4 million in the provision for loan losses for Westernbank Business Credit division is mainly attributable to two factors; first, an increase in the division loss ratio as a result of a $5.3 million partial charge-off of one loan that was acquired in the original purchased loan portfolio of this division on June 15, 2001. The remaining outstanding principal balance of this loan at December 31, 2005, is $10.1 million, with a specific valuation allowance of $6.8 million. Second, the increase in the specific reserves of two loans of the division loan portfolio during the fourth quarter of year 2005. Outstanding principal balances on these loans were $10.1 million (as explained above) and $14.1 million at December 31, 2005, with specific reserves of $6.8 million and $4.8 million, respectively. The provision for loan losses for the consumer loan portfolio decreased by $10.0 million, from 2004 to 2005. This decrease was primarily due to the relatively stable delinquency levels at the consumer loans portfolio, the decrease in the outstanding balance of the loan portfolio of the Expresso of Westernbank and the decrease in net charge-offs, principally in the Expresso of Westernbank division loan portfolio. The decrease in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division’s portfolio matures and average yield continues to increase.
     For the year ended December 31, 2005, net charge-offs to average loans decreased from 0.34% for the year 2004, to 0.27% for the year 2005. In absolute dollar amounts, net charge-offs remained relatively unchanged at $18.7 million, when compared to $18.2 million in 2004. Commercial loans charged-off were $8.2 million for the year ended December 31, 2005, when compared to $5.4 million for the year ended December 31, 2004, an increase of $2.8 million or 51.54%. The increase in Commercial and C&I loans charged-off was primarily due to the partial charge-off of $5.3 million of one loan that was acquired in the original purchased loan portfolio of Westernbank Business Credit division on June 15, 2001. The remaining outstanding principal balance of this loan at December 31, 2005, was $10.1 million with a specific allowance of $6.8 million. Loans charged-off in the consumer loans portfolio decreased by $2.7 million or 16.17%, from $16.5 million in 2004, to $13.8 million in 2005. The decrease is principally attributable to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loans charged- offs. Loans charged-off by the Expresso of Westernbank division decreased from $12.4 million for year 2004, to $9.8 million for year 2005, a decrease of $2.6 million or 20.97%. Management strategy of stabilizing charge-offs and increasing the yield of the Expresso loan portfolio by continuously reviewing its underwriting policies, increasing the level of collateralized loans, and increasing the overall rates charged has resulted in lower levels in net charge-offs and a higher yield. The average yield of the Expresso of Westernbank loan portfolio was 23.15% at December 31, 2005. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2005, already accounts for 15% of the outstanding balance. The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $3.5 million in 2005 and $4.0 million in 2004.
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
     NONINTEREST INCOME
     For the year ended December 31, 2006, noninterest income increased $1.3 million or 3.57%, when compared to year 2005. This increase was mainly the result of an increase of $4.2 million or 12.61% in service fees and other fees and commissions due to higher activity resulting from the Company’s overall growing volume of business. Such increase was partially offset by a negative variance of $1.2 million on net gain on derivative instruments, as a result of the mark to market of such positions. Also, during the year ended December 31, 2006, the Company recorded a loss of $1.8 million on other-than-temporarily impaired investments, mainly related to certain investments in Puerto Rico Government Obligations that were downgraded by one notch below investment grade in May 2006.
     For the year ended December 31, 2005, noninterest income decreased $17.8 million or 33.21%, when compared to the same period in 2004. This decrease was mainly due to a decrease of $20.5 million in the net gain on derivative instruments as a result of the change in the fair value during the year, including the net cash settlements, of certain interest rate swaps. Net gain on sales and valuation of loans held for sale, securities, and other assets also decreased by $2.1 million, as a result of a realized gain of $525,000 on an investment security during the third quarter of 2004 and higher realized gains on loans securitized or sold in the secondary market in 2004. Such decreases were partially offset by an increase of $4.8 million or 16.72% in service and other charges on loans, deposits and other fees and commissions.

     NONINTEREST EXPENSES
     Total noninterest expenses increased $16.3 million or 15.05% and $8.1 million or 8.09% in 2006 and 2005, respectively.
     Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $7.7 million or 16.56% and $8.3 million or 21.76% in 2006 and 2005, respectively. Such increases are attributed to the increases in personnel, normal salary increases and related employees’ benefits, principally related to the Company’s continued expansion in all of its business areas, mainly in the San Juan Metropolitan area. In March 2005, the Company opened its new state of the art mega branch in the eastern region of Puerto Rico, in the city of Humacao. In October 2005, the Company opened its second branch in the eastern region of Puerto Rico, in the city of Fajardo. In December 2005, the Company opened a mega branch in the Condado area in the city of San Juan and in September 2006, the Company opened its newest mega branch in the city of Bayamón. Also, during the first quarter of year 2006, the Company established Westernbank International Trade Services (“WITS”), a division of Westernbank Puerto Rico that provides international trade products and services to customers. At December 31, 2006, the Company had 1,363 full-time employees, including its executive officers, an increase of 52 employees or 3.97% since December 31, 2005. At December 31, 2005, the Company had 1,311 full-time employees, including its executive officers, an increase of 136 employees or 11.57% since December 31, 2004.
     Depreciation, maintenance and related equipment expenses increased $2.1 million or 21.52% and $109,000 or 1.15%, for the years ended December 31, 2006 and 2005, respectively. This is the result of the continued growth of the Company’s branch network, as explained in the above paragraph.
     For the year ended December 31, 2006, advertising expense remained relatively unchanged at $9.1 million, when compared to year 2005. Such stability was mainly due to strict control measures implemented during the year 2006. For the year ended December 31, 2005, advertising expense decreased by $1.3 million or 12.83%, when compared to year 2004, as the Company concluded its radio, newspaper and television campaign promoting Westernbank’s institutional image and positioning the Company for its strategy in the San Juan metropolitan area that was in effect during most of the year 2004.
     Noninterest expenses, as a group, excluding salaries and employees’ benefits, depreciation, maintenance and related equipment expenses, and advertising, increased $6.5 million or 15.23%, during the year ended December 31, 2006, from $42.9 million in 2005, to $49.4 million in 2006, compared to an increase of $1.0 million or 2.41%, from $41.9 million in 2004. These increases resulted primarily from costs associated with the additional investment in technology and general infrastructure to sustain and coordinate the Company’s growth and expansion in all of its business areas.
     The Company continued its strict cost control measures, maintaining operating expenses at adequate levels, as evidenced by its efficiency ratios of 34.94%, 30.67% and 30.66% for the years 2006, 2005 and 2004, respectively.
     PROVISION FOR INCOME TAXES
     Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%, except for years 2005 and 2006, in which two transitory additional income taxes of 2.5% and 2.0% over net taxable income were imposed by the Governor of Puerto Rico under Law No. 41, signed on August 1, 2005, effectively increasing the maximum statutory regular tax rate to 41.5% in 2005 and 43.5% in 2006. The transitory income taxes of 2% and 2.5% (the latter was approved by the Government of Puerto Rico on August 1, 2005) were intended to be temporary in nature and ended on December 31, 2006. The Company’s effective tax rate is below the statutory rate, being 39.7%, 21.7% and 11.4% for the years ended December 31, 2006, 2005 and 2004, respectively. The significant increase in the effective tax rate in year 2006 when compared to years 2005 and 2004 is attributed to the factors explained below.
     The provision for income taxes increased $21.2 million or 47.06% for the year ended December 31, 2006, when compared to the same period in 2005. The current provision for income taxes for the year ended December 31, 2006, amounted to $76.6 million, compared to $52.5 million in 2005 and $28.2 million in 2004. The increase in the current provision for income taxes for the year ended December 31, 2006, when compared to 2005, is attributed to three factors. First, on May 13, 2006, with an effective date of January 1, 2006, the Puerto Rico Legislature approved Law No. 89, which imposes an additional 2.0% tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. This transitory income tax of 2% amounted to $3.0 million for the year ended December 31, 2006. Second, the increase in the Company’s taxable income derived from the increase in its loan portfolio has changed the mix between exempt and taxable income, therefore increasing the Company’s effective tax rate. Third, for the year ended December 31, 2006, the Company accrued $10.2 million for income tax contingencies.

     For year 2005, the increase in the current provision for income taxes for 2005, when compared to 2004, is attributed to two factors. First, the transitory additional surtax of 2.5% over net taxable income, explained above, resulted in an additional current income tax provision of $3.2 million during the year ended December 31, 2005. Second, the significant increase in the Company’s taxable income derived from increases in the loans portfolio; changing the proportion between exempt and taxable income, and therefore increasing the Company’s effective tax rate.
     The Company evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due, among other, to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect the income tax accruals as well as the current period’s income tax expense and can be significant to the operating results of the Company. The Company’s consolidated statements of financial condition include an accrual of $10.9 million and $667,000 at December 31, 2006 and 2005, respectively, for the exposures resulting from tax positions identified by the Company in connection with this evaluation.
     Deferred income taxes reflect the impact of credit, operating and capital losses carryforwards, and “temporary differences” between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The deferred income tax credit increased in 2006 and in 2005. Changes in years 2006 and 2005, are attributable to temporary differences in the recognition of certain items for tax and books, principally changes in the allowance for loan losses and in the unrealized loss on derivative instruments (See Note 11 — Income Taxes — to the consolidated financial statements).
     NET INCOME
     The Company’s net income decreased $62.6 million or 38.36% from 2005 to 2006 and $8.8 million or 5.11% from 2004 to 2005. The decrease in net income for the year ended December 31, 2006, when compared to year 2005, was attributed to an increase of $33.6 million in the provision for loan losses, an increase of $16.3 million in noninterest expenses and an increase of $21.2 million in the provision for income taxes. Such increases were partially offset by an increase of $7.2 million or 2.32% in net interest income. The decrease in net income for the year ended December 31, 2005, when compared to year 2004, was impacted by an increase of $34.4 million in net interest income as a result of higher yields on the average loan portfolio and in the average money market instruments portfolio, a provision for loan losses $5.7 million lower than that for the comparable prior year, a decrease of $20.5 million in the gain on derivative instruments, an increase of $8.1 million in noninterest expense and a significantly higher provision for income taxes of $23.0 million.
     FINANCIAL CONDITION
     LOANS
     Loans receivable-net were $8.64 billion or 50.37% of total assets at December 31, 2006, an increase of $825.4 million, or 10.56%, from December 31, 2005. Loans, net were $7.82 billion or 48.39% of total assets at December 31, 2005, an increase of $1.90 billion or 32.08%, from $5.92 billion or 41.32% of total assets at December 31, 2004.
     The Company continues to focus on growing its commercial loans portfolio through commercial real estate, construction and land acquisition, asset-based and other commercial loans. As a result, the commercial real estate mortgage loan portfolio increased $685.7 million or 16.09%, from $4.26 billion at December 31, 2005, to $4.95 billion at December 31, 2006. Commercial real estate mortgage loan portfolio increased $1.11 billion or 35.05%, from $3.15 billion at December 31, 2004. The commercial, industrial and agricultural loan portfolio was $1.27 billion as of December 31, 2006, an increase of $261.1 million or 25.78%, from $1.01 billion at December 31, 2005. The commercial, industrial and agricultural loan portfolio increased by $244.5 million or 31.81%, from $768.6 million at December 31, 2004. The residential real estate-mortgage loan portfolio, which includes commercial loans mainly secured by individual mortgages on one-to-four family residential properties, decreased from $1.30 billion as of December 31, 2005, to $1.01 billion as of December 31, 2006. The residential real estate-mortgage loans portfolio was $879.1 million as of December 31, 2004. Consumer and other loans portfolio, including the Expresso of Westernbank loan portfolio, credit cards and loans on deposits decreased from $830.4 million as of December 31, 2005, to $810.0 million as of December 31, 2006. Consumer and other loans portfolio was $866.9 million at December 31, 2004.
     Westernbank’s commercial real estate and other loans are primarily variable and adjustable rate products. Commercial loan originations come from existing customers as well as through direct solicitation and referrals. Westernbank offers different types of consumer loans, including secured and unsecured products, in order to provide a full range of financial services to its retail customers. In addition, Westernbank offers VISA (™) and MasterCard (™) accounts to its customers.

     During the last five fiscal years, loans have grown at an average annualized rate of 24.58%. As of December 31, 2006, Commercial and C&I and construction loans were 80.35% (81.65% of which are collateralized by real estate) and consumer loans were 9.37% (60.59% of which are collateralized by real estate) of the $8.64 billion loan portfolio-net, compared to Commercial and C&I and construction loans of 67.47% (80.79% collateralized by real estate) and consumer loans of 10.62% (70.56% collateralized by real estate) of the $7.82 billion loan portfolio-net as of December 31, 2005. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 83% of its loans collateralized by real estate as of December 31, 2006. As of December 31, 2006, Westernbank Business Credit and Expresso of Westernbank divisions’ loan portfolios amounted to $1.46 billion and $129.0 million, respectively, compared to loan portfolios of $1.26 billion and $135.0 million, respectively, as of December 31, 2005. For the years ended December 31, 2006 and 2005, the average yields of Westernbank Business Credit and the Expresso of Westernbank loan portfolios were 9.47% and 8.24%, and 23.74% and 23.15%, respectively.
     The following table sets forth the composition of the Westernbank’s loan portfolio at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial real estate — mortgage (1)	$4,945,932	57.2%	$4,260,258	54.5%	$3,154,679	53.3%	$2,261,465	48.3%	$1,647,602	38.9%
Residential real estate — mortgage (2)	1,014,957	11.8	1,298,535	16.6	879,056	14.9	894,007	19.1	844,803	22.5
Construction — mortgage	722,789	8.4	505,760	6.5	328,145	5.5	202,600	4.3	181,266	4.8
Commercial, industrial and agricultural (1)	1,274,236	14.7	1,013,092	13.0	768,604	13.0	524,747	11.2	384,200	15.2
Consumer and others (3) (4)	809,953	9.4	830,384	10.6	866,934	14.6	861,907	18.4	743,600	19.8

Total loans	8,767,867	101.5	7,908,029	101.2	5,997,418	101.3	4,744,726	101.3	3,801,471	101.2

Allowance for loan losses	(126,844)	(1.5)	(92,406)	(1.2)	(80,066)	(1.3)	(61,608)	(1.3)	(47,114)	(1.2)

Loans — net	$8,641,023	100.0%	$7,815,623	100.0%	$5,917,352	100.0%	$4,683,118	100.0%	$3,754,357	100.00%

(1)	Includes $1.46 billion, $1.26 billion, $831.1 million, $641.1 million and $427.7 million of Westernbank Business Credit division outstanding loans at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	Includes fixed and floating interest rate loans to two mortgage originators groups in Puerto Rico mainly secured by mortgages on one-to-four family residential properties as follows: $940.0 million, $1.14 billion, $745.0 million, $750.6 million and $701.6 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(3)	Includes $129.0 million, $135.0 million, $144.0 million, $155.6 million and $117.4 million of Expresso of Westernbank division outstanding loans at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(4)	Includes $490.7 million, $585.9 million, $585.2 million, $521.6 million and $447.9 million collateralized by real estates at December 31, 2006, 2005, 2004, 2003, 2002, respectively.
     Residential real estate — mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2006, residential and commercial real estate loans included $940.0 million in commercial loans, mainly secured by individual mortgages on one-to-four family residential properties, to two mortgage originator groups in Puerto Rico and $26.0 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.
     Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $894.0 million in one mortgage originator group in Puerto Rico at December 31, 2006. In addition, Westernbank has outstanding $46.0 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $940.0 million at December 31, 2006. These commercial loans are secured by 11,672 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $80,534. Westernbank’s historical experience with the mortgage originator groups is that they have paid these loans in accordance with their terms. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its portfolio until these are paid in full.
     On June 30, 2006, Westernbank entered into an agreement to restructure the terms of the original transactions of the $894.0 million lending relationship described above. The agreement eliminated the recourse provisions on the underlying loans, terminated the counterparties’ call rights, converted the return from variable to a fixed rate, and resulted in a net compensation of $25.8 million to Westernbank. One of the purposes of that transaction was to give Westernbank the ability to use sale accounting treatment. However, because most of the individual mortgage loans were originally transferred to the ultimate transferor within the mortgage originator group by two of its affiliates, the Company has not been able to obtain persuasive evidence that the transfers of loans from the affiliates to the entity that subsequently transferred the loans to Westernbank met all the criteria for sale accounting under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the Company continues to present these transactions as commercial loans secured by real estate mortgages. The net compensation of $25.8 million received by Westernbank in connection with the June 30, 2006 transaction is being amortized over the remaining life of these loans as a yield adjustment.

     Westernbank originated $1.87 billion of commercial real estate mortgage loans, including construction loans, during the year ended December 31, 2006. At December 31, 2006, commercial real estate mortgage loans totaled $4.96 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans, mainly to entities in Canada and in the United Kingdom, amounted to $109.3 million at December 31, 2006.
     The portfolio of Consumer and other loans at December 31, 2006, consisted of consumer loans of $810.0 million, of which $490.7 million are secured by real estate, $282.7 million are unsecured consumer loans (consisting of $104.3 million of Expresso of Westernbank division unsecured loans portfolio, credit card loans of $48.7 million and other consumer loans of $129.7 million) and loans secured by deposits in Westernbank totaling $36.6 million.
     During 2006, Westernbank securitized $4.6 million and $4.0 million of residential mortgage loans into Government National Mortgage Association and Fannie Mae participation certificates, respectively, and sold loans amounting to $16.6 million to Fannie Mae. Westernbank continues to service outstanding loans which are securitized and those individually sold to Fannie Mae.
     The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at December 31, 2006. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		Maturities
			After one year to five years		After five years
		One year or	Fixed	Variable	Fixed	Variable
	Balance outstanding	less	interest	interest	interest	interest
	(In thousands)

Commercial real estate — mortgage	$4,945,932	$1,503,741	$349,206	$774,960	$125,973	$2,192,052
Residential real estate — mortgage (1)	1,014,957	8,194	51,921	7	918,186	36,649
Construction — mortgage	722,789	502,411	—	220,378	—	—
Commercial, industrial and agricultural	1,274,236	491,124	17,310	636,541	54,349	74,912
Consumer and others	809,953	135,469	167,245	8,188	82,826	416,225

Total	$8,767,867	$2,640,939	$585,682	$1,640,074	$1,181,334	$2,719,838

(1)	Includes fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico mainly secured by mortgages on one-to-four familiy residential properties with an outstanding principal balance of $940.0 million at December 31, 2006.
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
     Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of December 31, 2006, Westernbank’s Commercial and C&I and construction loan portfolios had a total delinquency ratio, including the categories of 60 days and over, of 0.63% (less than 1%), compared to 0.85% (less than 1%) at December 31, 2005. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “NON-PERFORMING LOANS AND FORECLOSED REAL ESTATE HELD FOR SALE”.
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
     Westernbank offers the service of VISA TM and MasterCard TM credit cards. At December 31, 2006, there were approximately 21,499 outstanding accounts, with an aggregate outstanding balance of $48.7 million and unused credit card lines available of $81.8 million.
     In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of December 31, 2006, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.52%, compared to 1.13% at December 31, 2005. The increase in the delinquency ratio from 2005 to 2006 was mainly due to delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.
     Westernbank has 83% of its loan portfolio as of December 31, 2006, secured by real estate. Our combined delinquency on all portfolios for the categories of 60 days and over continues to be below 1% for both periods, being 0.66% at December 31, 2006, and 0.72% at December 31, 2005. The improvement in the combined delinquency ratio arises from a reduction in delinquent loans of the Commercial and C&I and construction loan portfolios.

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
     The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due, but in no event is it recognized after a borrower is 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful. Consumer loans that have principal and interest payments that have become past due one hundred and twenty days and credit cards and other consumer revolving lines of credit that have principal and interest payments that have become past due one hundred and eighty days are charged-off against the allowance for loan losses.
     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Commercial real estate — mortgage and commercial, industrial and agricultural loans	$154,862	$55,585	$25,417	$24,142	$13,567
Residential real estate mortgage and construction loans	1,641	2,125	1,730	2,259	2,026
Consumer loans	9,309	6,288	7,122	4,845	3,812

Total non-performing loans	165,812	63,998	34,269	31,246	19,405
Foreclosed real estate held for sale	5,917	4,137	3,811	4,082	3,679

Total non-performing loans and foreclosed real estate held for sale	$171,729	$68,135	$38,080	$35,328	$23,084

Interest that would have been recorded if the loans had not been classified as non-performing	$9,052	$4,916	$3,557	$2,500	$1,102

Interest recorded on non-performing loans	$4,785	$743	$243	$583	$775

Total non-performing loans as a percentage of total loans at end of period	1.89%	0.81%	0.58%	0.66%	0.51%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	1.00%	0.42%	0.27%	0.31%	0.28%

     The increase in non-performing loans from year end 2005, to year end 2006 mainly comes from the Company’s Commercial and C&I loan portfolio. Non-performing loans on the Commercial and C&I loan portfolio increased by $99.3 million, when compared to December 31, 2005. The increase is mainly attributed to four loans of the Company’s asset based lending division, with outstanding principal balances of $44.9 million, $40.5 million, $14.2 million and $7.3 million at December 31, 2006. These loans are current and have not missed their payment schedules but have shortfalls in the collaterals and in the financial condition of the borrowers. These loans required valuation allowances as follows: $11.4 million for the $44.9 million loan, $15.2 million for the $40.5 million loan, $4.7 million for the $14.2 million loan and $2.5 million for the $7.3 million loan. During the year ended December 31, 2006, five loans related to one single borrower that were in non-performing status at December 31, 2005, with an aggregate outstanding principal balance of $8.4 million, were collected. Non-performing loans on the consumer loans portfolio increased by $3.0 million or 48.04% at December 31, 2006, when compared to December 31, 2005. Such increase was mainly due to non-performing loans in the regular consumer loans portfolio which are collateralized by real estate. At December 31, 2006, the allowance for possible loan losses was 76.50% of total non-performing loans (reserve coverage).
     The increase in non-performing loans from year end 2004, to year end 2005 mainly comes from the Company’s Commercial real estate-mortgage and Commercial, Industrial and Agricultural loans (“C&I”) portfolio. Non-performing loans on the Commercial and C&I loan portfolio increased by $30.2 million, when compared to December 31, 2004. The increase is primarily attributed to one loan of Westernbank Business Credit division originally acquired in the purchased loan portfolio, with an outstanding principal balance of $10.1 million. There is also one borrower with five commercial loans with an aggregate principal balance of $8.4 million, and five other commercial loans with outstanding principal balances between $1.0 million to $3.0 million, with an aggregate outstanding principal balance of $8.2 million. These loans are collateralized with real estate and did not require any valuation allowance. At December 31, 2005, the allowance for possible loan losses was 144.39% of total non-performing loans (reserve coverage).
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
     The Formula Allowance. The formula allowance is calculated by applying loss factors to outstanding loans not otherwise covered by specific allowances. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current condition on loss recognition. Factors that management considers in the analysis include the effect of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), asset quality trends, changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company’s internal credit examiners. Loss factors are described as follows:
• Loan loss factors for commercial loans, including construction and land acquisition loans, are based on average loss trends (historical net charge-off and changes in the specific allowances) for three to five years, as adjusted for management’s expected increase in the loss factors given the significant increase in such loan portfolios over the last few years.
• Pooled loan loss factors are also based on average loss trends (historical net charge-off and changes in the specific allowances) for one to three years. Pooled loans are loans that are homogeneous in nature, such as consumer installment, residential mortgage loans and credit cards.
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
     At December 31, 2006, the allowance for loan losses was $126.8 million, consisting of $86.6 million formula allowance (general allowance) and $40.2 million of specific allowance. As of December 31, 2006, the allowance for loan losses equals 1.45% of total loans, compared with an allowance for loan losses at December 31, 2005, of $92.4 million, or 1.17% of total loans.
     As of December 31, 2006, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance, beginning of year	$92,406	$80,066	$61,608	$47,114	$38,364

Loans charged-off:
Commercial real estate — mortgage and commercial, industrial and agricultural loans (1)	(22,606)	(8,233)	(5,433)	(2,479)	(3,389)
Residential real estate-mortgage and construction loans	(94)	(121)	(297)	(184)	—
Consumer loans (2)	(12,576)	(13,809)	(16,473)	(12,203)	(4,576)

Total loans charged-off	(35,276)	(22,163)	(22,203)	(14,866)	(7,965)

Recoveries of loans previously charged-off:
Commercial real estate — mortgage and commercial, industrial and agricultural loans	2,846	1,008	1,844	1,141	584
Residential real estate-mortgage and construction loans	66	212	206	372	190
Consumer loans (3)	2,252	2,283	1,920	799	858

Total recoveries of loans previously charged-off	5,164	3,503	3,970	2,312	1,632

Net loans charged-off	(30,112)	(18,660)	(18,233)	(12,554)	(6,333)
Provision for loan losses	64,550	31,000	36,691	27,048	15,083

Balance, end of year	$126,844	$92,406	$80,066	$61,608	$47,114

Ratios:
Allowance for loan losses to total loans at end of period	1.45%	1.17%	1.34%	1.30%	1.24%
Provision for loan losses to net loans charged-off	214.37%	166.13%	201.23%	215.45%	238.17%
Recoveries of loans to loans charged-off in previous period	23.30%	15.78%	26.71%	29.03%	23.19%
Net loans charged-off to average total loans (4)	0.36%	0.27%	0.34%	0.29%	0.19%
Allowance for loans losses to non-performing loans	76.50%	144.39%	233.64%	197.17%	242.80%

(1)	Includes partial charge-offs of $15.8 million and $5.3 million in 2006 and 2005, respectively, and a $505,000 charge-off in 2002 of Westernbank Business Credit division loans.

(2)	Includes $8.9 million, $9.8 million, $12.4 million, $7.9 million and $62,000 of Expresso of Westernbank loan charge-offs, for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.

(3)	Includes $1.0 million, $1.1 million, $1.0 million and $17,000 of Expresso of Westernbank loan recoveries, for the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

(4)	Average loans were computed using beginning and period-end balances.
     For the year ended December 31, 2006, net loan charge-offs amounted to $30.1 million or 0.36% of average loans, an increase of $11.5 million or 61.37%, when compared to $18.7 million or 0.27% to average loans in 2005. The increase in loans charged-off for the year ended December 31, 2006, when compared to the same period in 2005, is mainly attributed to an increase of $14.6 million in Commercial and C&I loans charged-off. Such increase in the Commercial and C&I loans charged-off resulted principally from loans charged-off on the Company’s asset based lending division. During the year 2006, the Company partially charged-off three loans of its asset based lending division with outstanding principal balances after charge-offs of $44.9 million, $7.3 million and $3.1 million, at December 31, 2006, as follows: $7.5 million on the $44.9 million loan, $3.0 million of the $7.3 million loan and $5.3 million on the $3.1 million loan. These loans are current and have not missed their payment schedules but have shortfalls in the collaterals and in the financial condition of the borrowers. At December 31, 2006, these loans required valuation allowances as follows: $11.4 million for the $44.9 million loan and $2.5 million for the $7.3 million loan. The $3.1 million loan did not require a valuation allowance at December 31, 2006.
     Consumer loan charge-offs for the year ended December 31, 2006, were $12.6 million, an improvement of $1.2 million or 8.93%, when compared to $13.8 million for the same period in 2005. Such improvement is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division decreased from $9.8 million for the year ended December 31, 2005, to $8.9 million for the same period in 2006, a decrease of $836,000. This is the result of management’s strategy of stabilizing loan losses and increasing the overall rates charged on the Expresso loan portfolio by continuously reviewing its underwriting policies and increasing the level of collateralized loans. The average yield of the Expresso of Westernbank loan portfolio was 23.74% at December 31, 2006. Also, the portion of the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2006, already accounts for 20% of the outstanding balance.

     The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $5.2 million in 2006 and $3.5 million in 2005, an improvement of $1.7 million or 47.42%.
     At December 31, 2006, the allowance for possible loan losses was 76.50% of total non-performing loans (reserve coverage). The decrease in the allowance for loan losses to non-performing loans ratio was principally due to the increase in non-performing loans in Commercial & C&I non-performing loans, mainly from the Company’s asset based lending division.
     The decrease in the provision for loan losses from 2004 to 2005 was attributed to lower net charge offs of the Expresso of Westernbank division loan portfolio and relatively stable delinquencies in our commercial and consumer loan portfolios during the year 2005, when compared to the same period in 2004. The provision for loan losses for Westernbank Business Credit division accounted for $22.4 million or 72.33% of the total provision for loan losses for the year ended December 31, 2005, while for year 2004, it accounted for $6.0 million or 16.33% of the total provision for loan losses. The increase of $16.4 million in the provision for loan losses for Westernbank Business Credit division is mainly attributable to two factors; first, an increase in the division loss ratio as a result of a $5.3 million partial charge-off of one loan that was acquired in the original purchased loan portfolio of this division on June 15, 2001. The remaining outstanding principal balance of this loan at December 31, 2005, is $10.1 million, with a specific valuation allowance of $6.8 million. Second, the increase in the specific reserves of two loans of the division loan portfolio during the fourth quarter of year 2005. Outstanding principal balances on these loans were $10.1 million (as explained above) and $14.1 million at December 31, 2005, with specific reserves of $6.8 million and $4.8 million, respectively. The provision for loan losses for the consumer loan portfolio decreased by $10.0 million, from 2004 to 2005. This decrease was primarily due to the relatively stable delinquency levels at the consumer loans portfolio, the decrease in the outstanding balance of the loan portfolio of the Expresso of Westernbank and the decrease in net charge-offs, principally in the Expresso of Westernbank division loan portfolio. The decrease in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division’s portfolio matures and average yield continues to increase.
     For the year ended December 31, 2005, net charge-offs to average loans decreased from 0.34% for the year 2004, to 0.27% for the year 2005. In absolute dollar amounts, net charge-offs remained relatively unchanged at $18.7 million, when compared to $18.2 million in 2004. Commercial loans charged-off were $8.2 million for the year ended December 31, 2005, when compared to $5.4 million for the year ended December 31, 2004, an increase of $2.8 million or 51.54%. The increase in Commercial and C&I loans charged-off was primarily due to the partial charge-off of $5.3 million of one loan that was acquired in the original purchased loan portfolio of Westernbank Business Credit division on June 15, 2001. The remaining outstanding principal balance of this loan at December 31, 2005, was $10.1 million, with a specific valuation allowance of $6.8 million. Loans charged-off in the consumer loans portfolio decreased by $2.7 million or 16.17%, from $16.5 million in 2004, to $13.8 million in 2005. The decrease is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loans charged- offs. Loans charged-off by the Expresso of Westernbank division decreased from $12.4 million for year 2004, to $9.8 million for year 2005, a decrease of $2.6 million or 20.97%. Management strategy of stabilizing charge-offs and increasing the yield of the Expresso loan portfolio by continuously reviewing its underwriting policies, increasing the level of collateralized loans, and increasing the overall rates charged has resulted in lower levels in net charge-offs and a higher yield. The average yield of the Expresso of Westernbank loan portfolio was 23.15% at December 31, 2005. Also, the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2005, already accounts for 15% of the outstanding balance. The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $3.5 million in 2005 and $4.0 million in 2004.
     The Expresso loan portfolio includes small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers that are usually low income earners. Therefore, the Expresso of Westernbank division loan portfolio carries a higher risk of default when compared to the total consumer loans portfolio in general.
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
     The following table presents the allocation of the allowance for credit losses, the loan portfolio composition percentage and the allowance coverage ratio in each category to total loans, as set forth in the “Loans” table on page 56, at the end of each year.

	AT DECEMBER 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance for loan losses:

Commercial real estate mortgage and commercial, industrial and agricultural loans (1)	$103,806	$68,664	$54,493	$39,217	$30,271
Residential real estate mortgage	4,654	3,275	407	415	443
Construction mortgage	3,616	4,059	3,715	2,183	1,400
Consumer and others (2)	12,029	14,430	19,425	17,472	12,004
Unallocated	2,739	1,978	2,026	2,321	2,996

Total allowance for loan losses	$126,844	$92,406	$80,066	$61,608	$47,114

Loan portfolio composition percentages:

Commercial real estate mortgage and commercial, industrial and agricultural loans	70.94%	66.68%	65.42%	58.72%	53.45%
Residential real estate mortgage	11.58%	16.42%	14.66%	18.84%	22.22%
Construction mortgage	8.24%	6.40%	5.47%	4.27%	4.77%
Consumer and others	9.24%	10.50%	14.45%	18.17%	19.56%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance coverage ratio at end of year:

Applicable to:

Commercial real estate mortgage and commercial, industrial and agricultural loans	1.67%	1.30%	1.39%	1.41%	1.49%
Residential real estate mortgage	0.46%	0.25%	0.05%	0.05%	0.05%
Construction mortgage	0.50%	0.80%	1.13%	1.08%	0.77%
Consumer and others	1.49%	1.74%	2.24%	2.03%	1.61%
Unallocated (as a percentage of total loans)	0.03%	0.03%	0.03%	0.05%	0.08%

Total loans	1.45%	1.17%	1.34%	1.30%	1.24%

(1)	Includes an allowance of $74.3 million, $30.0 million, $12.9 million, $6.6 million and $4.5 million for Westernbank Business Credit loans at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	Includes an allowance of $7.8 million, $8.4 million, $13.8 million, $10.0 million and $1.5 million for Expresso of Westernbank loans portfolio at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Expresso of Westernbank began operations on July 10, 2002.
     The increase in the allowance for credit losses is attributable to the following factors: first, the overall growth in the Company’s loan portfolio, mainly those of its Commercial and C&I loans; and second, to higher non-performing loans, net loans charged-off and specific reserves during the period, principally in the loan portfolio of the Company’s asset-based lending division, which increased the loan loss factor of this portfolio and its corresponding general allowance.

     In 2006 and 2005, the allowance for credit losses on consumer loans decreased as a result of lower net charge-offs, principally in the Expresso of Westernbank division loans. The decrease in the allowance for credit losses in the Expresso of Westernbank loan portfolio was mainly due to management’s strategy of stabilizing charge-offs as the division portfolio matures and its average yield continues to increase. For periods before 2005, the increases in the allowance for credit losses on consumer loans is mainly due to higher net charge-offs, principally in the Expresso of Westernbank loan portfolio.
     As explained before, the Company has outstanding commercial loans to two mortgage originator groups in Puerto Rico. These commercial loans are collateralized by mortgages on commercial and residential real estate. In the first quarter of 2005, as a result of the announcements by the mortgage originator groups of the need to restate their previously issued financial statements and other negative views, the Company decided to assign a general allowance to these loans. Westernbank’s historical experience with the mortgage originator groups is that they have paid these loans in accordance with their terms. At December 31, 2006 and 2005, these loans have an outstanding balance of $940.0 million and $1.14 billion, respectively, and a general allowance of $4.2 million and $2.8 million, respectively.
     Loans are classified as impaired or not impaired in accordance with SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that Westernbank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.
     Westernbank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Significant loans (those exceeding $500,000 in 2006, 2005, 2004 and 2003, and $250,000 in 2002) are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment; loans that are recorded at fair value or at the lower of cost or market are not evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.
     Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.
     The following table sets forth information regarding the investment in impaired loans:

	2006	2005	2004	2003	2002
	(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$139,498	$32,542	$29,975	$28,217	$26,074
Do not require a valuation allowance	22,174	49,069	24,200	22,088	24,515

Total	$161,672	$81,611	$54,175	$50,305	$50,589

Valuation allowance for impaired loans	$39,106	$14,185	$8,412	$4,646	$4,752

Average investment in impaired loans	$120,147	$61,113	$46,509	$46,676	$46,147

Interest collected and recognized as income on impaired loans	$5,815	$4,044	$2,460	$2,452	$4,041

     At December 31, 2006, Westernbank’s investment in impaired loans increased by $80.1 million, from $81.6 million at December 31, 2005. The investment in impaired loans covered by a valuation allowance increased from $32.5 million at December 31, 2005, to $139.5 million at December 31, 2006, an increase of $107.0 million. This increase was mainly attributed to three loans of the Company’s asset-based lending division, with outstanding principal balances of $44.9 million, $40.5 million and $7.3 million at December 31, 2006. These loans are current and have not missed their payment schedules but have shortfalls in the collaterals and in the financial condition of the borrowers. These loans required valuation allowances at December 31, 2006 as follows: $11.4 million for the $44.9 million loan, $15.2 million for the $40.5 million loan and $2.5 million for the $7.3 million loan. The investment in impaired loans that do not require a valuation allowance decreased from $49.1 million at December 31, 2005 to $22.2 million at December 31, 2006, a decrease of $26.9 million. Such decrease was due to loans classified as impaired loans as of December 31, 2005, that were either collected or charged-off during the year ended December 31, 2006. During the year ended December 31, 2006, one borrower with five loans, with an aggregate outstanding principal balance of $8.4 million and one additional loan with an outstanding principal balance of $1.5 million were paid-off. None of these loans required a valuation allowance as of December 31, 2005.

     At December 31, 2005, Westernbank’s investment in impaired loans increased by $27.4 million or 50.64%, from $54.2 million at December 31, 2004. The investment in impaired loans that do not require a valuation allowance increased from $24.2 million at December 31, 2004, to $49.1 million at December 31, 2005, an increase of $24.9 million. The $27.4 million increase was mainly attributed to one borrower with five commercial loans with an aggregate principal balance of $8.4 million, and four other commercial loans with outstanding principal balances between $1.0 million to $3.0 million, with an aggregate outstanding principal balance of $8.2 million. Also, at December 31, 2005, there are four additional commercial loans with outstanding principal balances between $500,000 to $1.0 million, with an aggregate outstanding principal balance of $2.6 million. All of these loans are collateralized with real estate.
INVESTMENTS
     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Investment Committee (composed of members of the Board of Directors, the Chief Executive Officer of the Company, the President and Chief Investment Officer of the Company, the President and Chief Executive Officer of Westernbank, the Treasurer and Chief Investment Officer of Westernbank and the Chief Accounting Officer).
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
     Federal funds sold and resell agreements amounted to $360.2 million and $590.4 million, respectively, at December 31, 2006. Federal funds sold mature within the next two business days, while resell agreements mature as follows: $40.4 million the next business day, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At December 31, 2006, the fair value of the underlying collateral amounted to $633.6 million.

     The following table presents the carrying value of investments at December 31, 2006 and 2005:

	2006	2005
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,314,091	$6,314,316
Puerto Rico Government and agencies obligations	11,663	31,824
Corporate notes	21,433	26,429
Mortgage-backed securities	660,392	701,456

Total	7,007,579	7,074,025

Available for sale:
Puerto Rico Government and agencies obligations	18,050	—
Equity securities — common stock	2,491	4,981
Mortgage-backed securities	—	185

Total	20,541	5,166

Total investments	$7,028,120	$7,079,191

Mortgage-backed securities at December 31, 2006 and 2005, consists of:

	2006	2005
	(In thousands)
Available for sale — Collateralized Mortgage Obligations (CMO’s) certificates issued or guaranteed by the Federal National Mortgage Association (FNMA)	$—	$185

Held to maturity:
Government National Mortgage Association (GNMA) certificates	7,140	8,082
Federal Home Loan Mortgage Corporation (FHLMC) certificates	3,055	4,180
FNMA certificates	3,358	2,828
CMO’s certificates issued or guaranteed by FHLMC	573,735	607,659
CMO’s certificates issued or guaranteed by FNMA	73,104	78,707

Total held to maturity	660,392	701,456

Total mortgage-backed securities	$660,392	$701,641

     At December 31, 2006, no investment of a single issuer (in aggregate balance) exceeded 10% of the Company’s consolidated stockholders’ equity.

     The carrying amount of investment securities at December 31, 2006, by contractual maturity (excluding mortgage-backed securities), are shown below:

	Carrying	Weighted
	amount	average yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$379,602	4.48%
Due after one year through five years	5,759,489	3.98
Due after five years through ten years	175,000	4.00

	6,314,091	4.01

Puerto Rico Government and agencies obligations:
Due within one year	3,015	6.00
Due after one year through five years	18,111	4.20
Due after five years through ten years	8,587	4.89

	29,713	4.58

Other:
Due after ten years	21,433	8.33

Total	6,365,237	4.03
Mortgage-backed securities	660,392	4.26
Equity securities	2,491	2.21

Total	$7,028,120	4.05%

     The Company’s investment portfolio at December 31, 2006, had an average contractual maturity of 31 months, when compared to an average maturity of 44 months at December 31, 2005. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2006, had a remaining average contractual maturity of 5 months. Under the present interest rate scenario, no single security may be called. However, no assurance can be given that such levels will be maintained in future periods.
     Available for sale and held to maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income. During the quarter ended June 30, 2006, management concluded that certain held to maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21,615,000 were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade just below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20,552,000. In addition, during the quarter ended December 31, 2006, the Company recorded an impairment loss of $750,000 on its equity securities available for sale.
     The equity securities and corporate notes impairment analyses are performed and reviewed at least quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.
     The Company’s investment portfolio as of December 31, 2006, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to before in a significant unrealized loss position as of December 31, 2006. In addition, the Company does not have investments in residual tranches.

     Except for the PRGO’s mentioned before, at December 31, 2006 and 2005, the significant unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. In addition, the held to maturity PRGO’s continue to be rated as investment grade as of December 31, 2006. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2006 and 2005. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $214.3 million and $224.9 million at December 31, 2006 and 2005, respectively, a decrease of $10.6 million. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at December 31, 2006 and 2005.
DEPOSITS
     Westernbank offers a diversified choice of deposit accounts. Savings deposits decreased from $774.7 million as of December 31, 2005, to $728.9 million as of December 31, 2006, a decrease of $45.8 million or 5.92%. Other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $7.60 billion as of December 31, 2005, to $8.61 billion as of December 31, 2006, an increase of $1.01 billion or 13.25%. Other deposits include brokered deposits amounting to $6.72 billion and $5.98 billion as of December 31, 2006 and 2005, respectively. These accounts have historically been a stable source of funds.
     In connection with its asset/liability management, the Company uses brokered deposits since these deposits provide the flexibility of selecting short, medium and long term maturities to better match its asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered under many circumstances to be an unstable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as Westernbank, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposits instability.
     At December 31, 2006, Westernbank had total deposits of $9.34 billion, of which $728.9 million or 7.81% consisted of savings deposits, $274.5 million or 2.94% consisted of interest bearing demand deposits, $373.6 million or 4.00% consisted of noninterest bearing deposits, and $7.96 billion or 85.25% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
     At December 31, 2006, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)

3 months or less	$206,827
over 3 months through 6 months	83,502
over 6 months through 12 months	98,498
over 12 months	92,225

Total	$481,052

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate
	(Dollars in thousands)

Time deposits	$7,305,932	4.72%	$6,004,119	3.64%	$4,630,244	3.12%
Savings deposits	755,800	2.06%	802,994	2.09%	784,589	2.14%
Interest bearing demand deposits	279,886	2.08%	200,804	2.88%	200,190	2.63%
Noninterest bearing demand deposits	429,913	—	368,688	—	306,710	—

	$8,771,531	4.17%	$7,376,605	3.27%	$5,921,733	2.81%

BORROWINGS
     The following table sets forth the borrowings of the Company at the dates indicated:

	2006	2005	2004
		(In thousands)

Federal funds purchased and repurchase agreements (1)	$6,320,481	$6,260,029	$6,683,527
Advances from the FHLB	127,000	172,000	211,000
Mortgage note payable	35,968	36,432	36,858

	$6,483,449	$6,468,461	$6,931,385

(1)	Federal funds purchased amounted to $75.0 million at December 31, 2004, at a weighted average interest rate of 2.37%, and mature the next business day. No such borrowings were outstanding at December 31, 2006 and 2005.
     Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.32 billion in repurchase agreements outstanding at December 31, 2006, at a weighted average interest rate of 4.96%. Repurchase agreements outstanding as of December 31, 2006, mature as follows: $1.07 billion within 30 days; $651.6 million within 31 days to one year; $1.49 billion in 2008; $1.24 billion in 2009; $1.21 billion in 2010; and $657.7 million thereafter.
     Westernbank also obtains advances from FHLB of New York. As of December 31, 2006, Westernbank had $127.0 million in outstanding FHLB advances at a weighted average interest rate of 5.54%. Advances from FHLB mature as follows: $25.0 million within 30 days; $60.0 million within 31 days to one year; and $42.0 million in 2010.
     At December 31, 2006, with respect to repurchase agreements amounting to $3.42 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $380.0 million at December 31, 2006, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
     At December 31, 2006, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $36.0 million of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

     A summary of short-term borrowings, including federal funds purchased, repurchase agreements and advances from Federal Home Loan Bank, and interest rates at and for the years ended December 31, are indicated below:

	2006	2005	2004
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$—	$—	$75,029
Weighted-average interest rate at year end	—	—	2.37%
Monthly average outstanding balance	$3,077	$8,851	$23,753
Weighted-average interest rate for the year	4.69%	2.43%	1.95%
Maximum month-end balance	$40,000	$40,039	$95,005

Repurchase agreements:
Balance at end of year	$1,070,582	$1,545,725	$4,138,257
Weighted-average interest rate at year end	5.33%	4.34%	2.30%
Monthly average outstanding balance	$1,731,600	$2,377,629	$2,377,042
Weighted-average interest rate for the year	4.97%	3.03%	1.67%
Maximum month-end balance	$2,282,650	$3,514,422	$4,206,540

Advances from FHLB:
Balance at end of year	$25,000	$50,000	$25,000
Weighted-average interest rate at year end	5.43%	4.45%	2.41%
Monthly average outstanding balance	$33,462	$21,923	$21,250
Weighted-average interest rate for the year	5.01%	3.49%	1.65%
Maximum month-end balance	$50,000	$50,000	$50,000

Total short-term borrowings:
Balance at end of year	$1,095,582	$1,595,725	$4,238,286
Weighted-average interest rate at year end	5.33%	4.34%	2.30%
Monthly average outstanding balance	$1,768,139	$2,408,403	$2,422,045
Weighted-average interest rate for the year	4.97%	3.03%	1.67%
Maximum month-end balance	$2,322,650	$3,579,461	$4,238,286
STOCKHOLDERS’ EQUITY
     Stockholders’ equity increased to $1.23 billion as of December 31, 2006, compared to $1.19 billion in 2005, and $1.08 billion in 2004. The 2006 increase resulted principally from the combination of the net income of $100.5 million generated during the year ended December 31, 2006, and the proceeds from the exercise of stock options of $1.1 million. This was partially offset by dividends declared during the year 2006 of $31.2 million and $36.9 million on the Company’s common and preferred shares, respectively. The 2005 increase resulted principally from the combination of the net income of $163.1 million generated during the year ended December 31, 2005 and the issuance of 401,300 shares of the Company’s Series H Preferred Stock completed on January 3, 2005, providing a net capital infusion of $19.4 million. This was partially offset by dividends declared during the year 2005 of $30.6 million and $37.0 million on the Company’s common and preferred shares.
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
     During years 2006, 2005 and 2004, the Company issued 376,051, 56,113 and 214,750 shares of common stock upon the exercise of stock options by several of the Company’s executive officers.
     On January 31, 2006, and on January 30, 2007, the Company’s board of directors approved an annual dividend payment of $0.19 per share to its stockholders for the years 2006 and 2007, respectively.
     The number of common shares outstanding increased from 164,098,237 at December 31, 2005, to 164,486,691 at December 31, 2006, as a result of the conversion of 3,550 shares of the Company’s convertible preferred stock series A, into 12,403 shares of the Company’s common stock, and the issuance of 376,051 common shares from the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
     Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At December 31, 2006, the Company had approximately $876.4 million in investment securities and other short-term securities, such as money market instruments, maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities available for sale and securitized loans.
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
     The Company’s investment portfolio at December 31, 2006, had an average contractual maturity of 31 months. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2006, had a remaining average maturity of 5 months. Under the present interest rate scenario, no single security may be called. However, no assurance can be given that such levels will be maintained in future periods.
     As of December 31, 2006, Westernbank had line of credit agreements with four financial institutions permitting Westernbank to borrow a maximum aggregate amount of $250.0 million, mainly through federal funds purchased. There were no borrowings outstanding as of December 31, 2006, under such lines of credit. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Fed Funds rate. The credit agreements are renewable annually.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS — Payments, excluding interest, due by period for the Company’s contractual obligations (other than deposit liabilities) at December 31, 2006 are presented below:

		Due after one	Due after three
	Due within one	year through	years through five	Due after five
	year	three years	years	years	Total
	(In thousands)

Short-term borrowings	$1,095,582	$—	$—	$—	$1,095,582
Long-term borrowings	712,078	2,765,861	1,252,230	657,698	5,387,867
Operating lease obligations	2,454	3,173	1,929	3,014	10,570

Total contractual obligations	$1,810,114	$2,769,034	$1,254,159	$660,712	$6,494,019

     Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At December 31, 2006, the Company had $5.42 billion in time deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.
     The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2006, is presented below:

	Less than one
	year	2-5 years	Total
	(In thousands)

Unused lines of credit	$190,261	$208,367	$398,628
Standby letters of credit	28,896	—	28,896
Commercial letters of credit	8,337	—	8,337
Commitments to extend credit	89,000	514,413	603,413

Total	$316,494	$722,780	$1,039,274

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
CRITICAL ACCOUNTING POLICIES
     The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:
•	Allowance for loan losses — The allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See “Financial Condition — Allowance for Loan Losses” and “Note 1 — Summary of Significant Accounting Policies” to the consolidated financial statements for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

•	Other-than-temporary impairments — The Company reviews its investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and the extent the fair value of the security has been below its cost basis, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to maturity. See “Financial Condition — Investments” and “Note 1 — Summary of Significant Accounting Policies” to the consolidated financial statements for a detailed description of the Company’s estimation process and methodology related to other-than-temporary impairments.

•	Financial instruments — Certain financial instruments including derivatives and investment securities available for sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or noninterest income as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors including price quotations for similar instruments. Fair value of certain derivative contracts are derived from an independent valuation model and periodically compared to quoted market prices. See “Note 1 — Summary of Significant Accounting Policies” to the consolidated financial statements for a detailed description of the Company’s estimation process and methodology related to the financial instruments.

•	Certain liabilities and contingencies — In the ordinary course of business, the Company’s management is required to make certain estimates and assumptions that affect the reported amounts of liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and therefore the reported amounts of revenues and expenses during the reporting period. Such estimates are subjective in nature and involve uncertainties and matters of significant judgment regarding past and expected gains or losses, current economic conditions, and risk characteristics, among other factors. The following is a description of the most significant methods and assumptions used by the Company in estimating the amounts reported in connection with certain liabilities and contingencies as disclosed in the financial statements:
     • Income taxes — The Company is required to compute income taxes in connection with its preparation of the consolidated financial statements. This computation involves estimates and assumptions made by the Company’s management based on its interpretation of current and enacted tax laws and regulations that affect the reported amounts of current and deferred income tax provisions. The carrying value of the Company’s net deferred tax asset assumes that the Company will be able to generate sufficient taxable income in the future to realize the tax benefit. If expectations about future taxable income are not materialized, the Company may be required to record a valuation allowance to reduce the recorded amount of its deferred tax asset resulting in an increase of income tax expense in the consolidated statements of income.
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
     • Other Contingencies — The Company is a defendant in legal actions arising in the normal course of business. Evaluation of these contingencies requires management of the Company, after consultation with its legal counsel, to assume certain positions based on its interpretation of current laws and regulations. Such interpretations are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, actual results could differ from management position and estimates.
     See “Note 1 — Summary of Significant Accounting Policies” to the consolidated financial statements included herein in Part II, Item 8, for a detailed description of the Company’s estimation process and methodology related to certain liabilities and contingencies.

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (‘SFAS”) No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 became effective on January 1, 2003, and its adoption did not have a significant effect on the Company’s consolidated financial position or results of operations.
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
     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN No. 45”). This interpretation elaborates on the disclosures to be made by a guarantor in the financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 were applicable for guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not issue voting interests (or other interests with similar rights) or (b) the total equity investment at risk is not sufficient to permit the entity to finance its activities. FIN No. 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if these occur, receive a majority of the entity’s expected residual returns if these occur, or both. Qualifying Special Purpose Entities are exempt from the consolidation requirements. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN No. 46, the FASB announced a deferral for certain entities, and an amendment to FIN No. 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN No. 46R”). FIN No. 46R must be applied to interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. The adoption of FIN No. 46R did not have any effect on the Company’s consolidated financial position or results of operations.
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
     In March 2004, the EITF reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. In September 2004, the FASB issued Staff Position (“FSP”) No. EITF 03-01-1, Effective Date of Paragraphs 10-20 of EITF 03-01. This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 was effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a significant effect on the Company’s consolidated financial position or results of operations.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. This Statement is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. SFAS No. 123(R) applies to all awards granted after this effective date and to awards modified, repurchased, or cancelled after that date. The adoption of SFAS No. 123(R) on January 1, 2006 did not have a significant effect on the Company’s consolidated financial position or results of operations since the Company only has employee stock options and it voluntarily adopted on January 1, 2003, the fair value recognition method.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143(“FIN No. 47”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a significant impact on the Company’s consolidated financial position or results of operations.
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
     In June 2005, the FASB issued FSP No. FAS 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable. The FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity (or temporary equity under SEC Accounting Series Release No. 268, Redeemable Preferred Stocks). The FSP indicates that these instruments are liabilities (even if the obligation is conditional) because they embody obligations to repurchase the issuer’s shares and may require a transfer of assets. Options or similar instruments originally issued as employee compensation, which are no longer dependent on employment, are not within the scope of the final FSP. This FSP is effective for the first reporting period beginning after June 30, 2005. The adoption of FSP No. FAS 150-5 did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 140 and SFAS No. 133. SFAS No. 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement is effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The adoption of SFAS No. 155 at January 1, 2007, did not have any effect on the Company’s consolidated financial position or results of operations.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the new guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN No. 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. FIN No. 48 is effective on January 1, 2007. Upon adoption, management estimates that a cumulative effect adjustment of approximately $11.7 million will be charged to retained earnings to increase the accrued liability for uncertain tax positions, which is subject to revision as management completes its analysis.

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
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s statement of financial condition would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB was effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB No. 108 within the current year opening balance in retained earnings. The adoption of this SAB did not have a significant effect on the Company’s consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     OFF-BALANCE SHEET ARRANGEMENTS
     As of December 31, 2006, the Company had no significant off-balance sheet arrangements with the exception of operating leases as discussed in Note 13 to the consolidated financial statements, included in Part II, Item 8.
     CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     For information required in connection with the Company’s contractual obligations and commitments refer to section “LIQUIDITY AND CAPITAL RESOURCES” of the Management’s Discussion and Analysis of Results of Operations and Financial Condition, included in Part II, Item 7.
     MARKET RISK
     The Company’s financial performance is impacted by among other factors, interest rate risk and credit risk. Management considers interest rate risk the Company’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Company’s net interest income is largely dependent upon the effective management of interest rate risk. The Company does not utilize derivatives to mitigate its credit risk, relying instead on an extensive counterparty review process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Allowance for Loan Losses”.
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
     The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold for cash soon after origination. In addition, the Company enters into certain derivative financial instruments to hedge various exposures or to modify interest rate characteristics of various statements of financial condition items, such as interest rate swaps entered into to modify the interest rate characteristic of certain fixed-rate brokered certificates of deposit. This structured variable rate funding matches well with the Company strategy of having a large floating rate commercial loan portfolio. See “Note 19 — Derivative Instruments and Hedging Activities — Notes to Consolidated Financial Statements.
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
December 31, 2006:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
	(Dollars in thousands)

+200 Basis Points	$270,346	$(35,837)	(11.70)%
Base Scenario	306,183	—	—
-200 Basis Points	303,489	(2,694)	(0.88)%
December 31, 2005:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
	(Dollars in thousands)

+200 Basis Points	$260,777	$(24,367)	(8.55)%
Base Scenario	285,144	—	—
-200 Basis Points	275,494	(9,650)	(3.38)%

(1)	The NII figures exclude the effect of the amortization of loan fees.
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
     The Island uses U.S. currency and forms part of the U.S. financial system. As a Commonwealth of the U.S., the Island falls within the U.S. for purposes of customs and migration, and therefore there is a full exchange of funds, people and goods between the Island and the U.S. Puerto Rico banks are subject to the same Federal laws, regulations and supervision as those of the financial institutions operating in the rest of U.S. The Federal Deposit Insurance Corporation insures the deposits of Puerto Rico chartered commercial banks, including Westernbank, the banking subsidiary of W Holding Company, Inc.
     The Island economy operates as a region within the U.S., and therefore factors affecting the US economy usually have a significant impact on the performance of Island economy. These include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the level of oil prices, the rate of inflation, and tourist expenditures. In the past, the economy of the Island has generally followed economic trends in the overall U.S. economy. However, in recent years economic growth in Puerto Rico has lagged behind growth in the U.S.
     The economy of the Island is mainly driven by the manufacturing and service sectors. The manufacturing sector has experienced positive and negative changes over the past years as a result of increased emphasis on higher wage, high technology industries such as pharmaceuticals, biotechnology, electronics, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment; in addition to the reduction of tax incentives. In recent years, the service sector also has played a major role in the economy, leading all sectors in providing employment.
     In 2006, the Island economy continued its trend of decreasing growth, primarily due to weaker manufacturing, softer consumption and decreased government investment in construction. Considerable declines were recorded during year 2006 in the local manufacturing sector. Three important points for the manufacturing sector (jobs, hours worked and payroll) pointed toward the continued weakening of local manufacturing activity. During 2006, the manufacturing sector lost approximately 5,600 jobs in comparison with figures reported in 2005, for a decrease of 5.0%, although many multinational corporations continue to have substantial operations in the Island. As in year 2005, the construction sector, a historical backbone of the Island economy, remained relatively weak during year 2006, as the combination of rising interest rates, the Commonwealth’s fiscal situation and decreasing public investment in construction projects affected the sector. The value of construction permits during the year ended December 31, 2006 declined by approximately 23.2% when compared to 2005, with most of the drop coming from the public sector. The multiplier effect of a decrease in capital investment has been already felt in other areas of the Island economy, with the banking sector one of the most affected.
     The banking sector has been historically the financial support for all the industrial and commercial activity on the Island. At December 31, 2006, there were approximately twelve (12) banks operating in Puerto Rico, with total assets, loans and deposits of approximately $95.39 billion, $60.23 billion and $56.80 billion, respectively. U.S. banks, foreign banks and the major Puerto Rican banks all offer commercial banking services designed to support the emerging requirements of their local clients as well as of their international clients. The economic strength and liquidity of local financial institutions, considered the pillar of the Island’s economy, have allowed the Puerto Rico banking sector to extend credit, without which the Island’s economy could not be sustained. The growing combination of loans, deposits and assets has been the key to the economic progress for the past years. Loans, in particular, have played a key role in keeping the Island economy afloat, through either personal, mortgage or commercial loans.

     Other economic indicators for year 2006 showed additional signals of weakness, as the Island unemployment rate, which has been historically higher than the average U.S. unemployment rate, stands at 10% at December 31, 2006, since although the number of jobs was increasing; the workforce was growing at a faster tempo. The rate of participation in the Island workforce has been estimated in approximately 47.5%. The Puerto Rico Gross Domestic Product remained unchanged in fiscal year 2006. The increase in the consumer price index in year 2006 was approximately 12.0%.
     Tourism is the one sector that has been resilient. Activity in the sector has expanded consistently since 2004, and in the year ended December 31, 2006 it registered the strongest increase in four years. Factors that may be boosting the tourism sector are geo-political tensions throughout the world and a relative stable U.S. economy.
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
Current Fiscal Situation
     During 2005 and 2006, the Commonwealth of Puerto Rico considered several alternatives for a comprehensive tax and fiscal reform. On July 4, 2006, the Puerto Rico legislature approved legislation amending the PR Code to provide, among other things, for a general sales and use tax of 5.5%, a municipal sales and use tax of 1.5% and certain tax relief measures to be implemented as part of the tax reform. Although the tax and fiscal reforms have been adopted, there is no assurance that such measures will generate the projected revenues or savings. It is impossible for the Company to predict the impact that the current fiscal situation of the Commonwealth will have on the Island economy and thus on the Company’s results of operations.
Rating Downgrades on the Government of Puerto Rico’s Debt Obligations
     Even though the Island economy is closely integrated to that of the U.S. mainland and its government and many of its instrumentalities are investment-grade rated borrowers in the U.S. capital markets, the current fiscal situation of the Island has led nationally recognized rating agencies to downgrade its debt obligations.
     In May 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and put the credit on “watch list” for possible further downgrades. The Commonwealth’s appropriation bonds and some of the subordinated revenue bonds were also downgraded by one notch and are now rated just below investment grade at Ba1. Moody’s commented that this action reflects the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. Standard & Poor’s Rating Services (“S&P”) still rates the Government’s general obligations two notches above junk at BBB, and the Commonwealth’s appropriation bonds and some of the subordinated revenue bonds BBB-, a category that continues to be investment-grade rated.
     In July 2006, S&P and Moody’s affirmed their credit ratings on the Commonwealth debt, and removed the debt from their respective watch lists, thus reducing the possibility of an immediate additional downgrade. These actions resulted after the Government approved the budget for the fiscal year 2007, which runs from July 2006 through June 2007, which included the adoption of a new sales tax. Revenues from the sales tax will be dedicated primarily to fund the government’s operating expenses, and to a lesser extent, to repay government debt and fund local municipal governments.
     Both rating agencies maintained the negative outlook for the Puerto Rico obligation bonds. Factors such as the government’s ability to implement meaningful steps to curb operating expenditures, improve managerial and budgetary controls, and eliminate the government’s reliance on operating budget loans from the Government Development Bank for Puerto Rico will be key determinants of future rating stability and restoration of a stable long-term outlook. Also, the inability to agree on future fiscal year Commonwealth budgets could result in ratings pressure from the rating agencies.

     It is uncertain how the financial markets may react to any potential future ratings downgrade in Puerto Rico’s debt obligations. However, the fallout from recent budgetary crisis and a possible ratings downgrade could adversely affect the value of Puerto Rico’s Government obligations.
     During the quarter ended June 30, 2006, management concluded that certain held to maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21,615,000 were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade just below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20,552,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
W Holding Company, Inc.
Mayagüez, Puerto Rico
     We have audited the accompanying consolidated statements of financial condition of W Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of W Holding Company, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
San Juan, Puerto Rico
February 26, 2007
Stamp No. 2194019
affixed to original.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

Cash and due from banks	$105,027	$97,612
Money market instruments:
Federal funds sold and resell agreements	950,573	746,539
Interest-bearing deposits in banks	21,060	57,116
Investment securities available for sale, at fair value with an amortized cost of $20,186 in 2006 and $5,156 in 2005	20,541	5,166
Investment securities held to maturity, at amortized cost with a fair value of $6,794,259 in 2006 and $6,851,089 in 2005	7,007,579	7,074,025
Federal Home Loan Bank stock, at cost	37,982	42,798
Residential mortgage loans held for sale, at lower of cost or fair value	11,379	1,539
Loans, net of allowance for loan losses of $126,844 in 2006 and $92,406 in 2005	8,641,023	7,815,623
Accrued interest receivable	121,360	105,882
Foreclosed real estate held for sale, net of valuation allowance of $449 in 2006 and $227 in 2005	5,917	4,137
Premises and equipment, net	124,648	117,623
Deferred income taxes, net	51,338	41,111
Other assets	56,261	42,693

TOTAL	$17,154,688	$16,151,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Deposits:
Noninterest-bearing	$373,634	$277,099
Interest-bearing and related accrued interest payable	8,963,429	8,098,510

Total deposits	9,337,063	8,375,609
Repurchase agreements	6,320,481	6,260,029
Advances from Federal Home Loan Bank	127,000	172,000
Mortgage note payable	35,968	36,432
Advances from borrowers for taxes and insurance	9,862	7,867
Accrued expenses and other liabilities	96,427	106,449

Total liabilities	15,926,801	14,958,386

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference — $530,838 in 2006 and $530,926 in 2005); authorized 50,000,000 shares; issued and outstanding 18,156,709 shares in 2006 and 18,160,259 shares in 2005	18,157	18,160
Common stock — $1.00 par value per share; authorized 500,000,000 shares; issued and outstanding 164,486,691 shares in 2006 and 164,098,237 shares in 2005	164,487	164,098
Paid-in capital	707,483	706,122
Retained earnings:
Reserve fund	86,442	76,443
Undivided profits	251,034	228,648
Accumulated other comprehensive income, net of income tax	284	7

Total stockholders’ equity	1,227,887	1,193,478

TOTAL	$17,154,688	$16,151,864

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
INTEREST INCOME:
Loans, including loan fees	$671,530	$479,042	$322,164
Investment securities	261,971	247,533	212,213
Mortgage-backed securities	28,445	32,315	37,446
Money market instruments	38,235	36,433	19,510
Trading securities	44	6	43

Total interest income	1,000,225	795,329	591,376

INTEREST EXPENSE:
Deposits	366,063	241,268	166,237
Federal funds purchased and repurchase agreements	307,463	234,791	141,414
Advances from Federal Home Loan Bank	7,893	7,688	6,568

Total interest expense	681,419	483,747	314,219

NET INTEREST INCOME	318,806	311,582	277,157
PROVISION FOR LOAN LOSSES	64,550	31,000	36,691

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	254,256	280,582	240,466

NONINTEREST INCOME:
Service and other charges on loans	12,527	11,577	10,106
Service charges on deposit accounts	9,976	8,636	7,969
Other fees and commissions	15,104	13,182	10,536
Net gain on derivative instruments	632	1,878	22,388
Net gain (loss) on sales and valuation of loans held for sale, securities, and other assets	(1,141)	547	2,629

Total noninterest income	37,098	35,820	53,628

TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	291,354	316,402	294,094

NONINTEREST EXPENSES:
Salaries and employees’ benefits	54,378	46,653	38,317
Equipment	11,610	9,554	9,445
Deposits insurance premium and supervisory examination	3,770	3,370	2,907
Occupancy	8,482	7,640	6,694
Advertising	9,140	9,160	10,508
Printing, postage, stationery and supplies	3,654	3,128	3,206
Telephone	2,275	1,853	2,315
Net loss (gain) from operations of foreclosed real estate held for sale	(270)	(402)	418
Municipal taxes	6,218	4,708	3,953
Other	25,261	22,566	22,362

Total noninterest expenses	124,518	108,230	100,125

INCOME BEFORE PROVISION FOR INCOME TAXES	166,836	208,172	193,969
PROVISION FOR INCOME TAXES	66,305	45,086	22,093

NET INCOME	100,531	163,086	171,876
LESS DIVIDENDS TO PREFERRED STOCKHOLDERS	36,911	36,985	27,158

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$63,620	$126,101	$144,718

BASIC EARNINGS PER COMMON SHARE	$0.39	$0.77	$0.89

DILUTED EARNINGS PER COMMON SHARE	$0.38	$0.74	$0.86

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

CHANGES IN STOCKHOLDERS’ EQUITY:
Preferred stock:
Balance at beginning of year	$18,160	$17,794	$15,396
Issuance of preferred stock	—	401	2,675
Conversion of preferred stock	(3)	(35)	(277)

Balance at end of year	18,157	18,160	17,794

Common stock:
Balance at beginning of year	164,098	163,919	106,290
Stock split	—	—	54,640
Stock dividend	—	—	2,142
Issuance of common stock upon conversion of preferred stock	13	123	632
Issuance of common stock upon exercise of stock options	376	56	215

Balance at end of year	164,487	164,098	163,919

Paid-in capital:
Balance at beginning of year	706,122	686,493	514,800
Stock options exercised	696	104	754
Stock-based compensation expense	675	564	895
Issuance of common stock upon conversion of preferred stock	(10)	(88)	(355)
Issuance of preferred stock	—	19,049	126,715
Stock dividend	—	—	43,684

Balance at end of year	707,483	706,122	686,493

Reserve fund:
Balance at beginning of year	76,443	60,260	42,962
Transfer from undivided profits	9,999	16,183	17,298

Balance at end of year	86,442	76,443	60,260

Undivided profits:
Balance at beginning of year	228,648	149,305	145,863
Net income	100,531	163,086	171,876
Cash dividends on common stock	(31,235)	(30,575)	(23,502)
Cash dividends on preferred stock	(36,911)	(36,985)	(27,158)
Transfer to reserve fund	(9,999)	(16,183)	(17,298)
Stock split	—	—	(54,643)
Stock dividend	—	—	(45,833)

Balance at end of year	251,034	228,648	149,305

Accumulated other comprehensive income (loss), net of income tax:
Balance at beginning of year	7	(212)	(933)
Other comprehensive income	277	219	721

Balance at end of year	284	7	(212)

TOTAL STOCKHOLDERS’ EQUITY	$1,227,887	$1,193,478	$1,077,559

COMPREHENSIVE INCOME:
Net income	$100,531	$163,086	$171,876

Other comprehensive income:
Unrealized net gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period	(201)	222	828
Reclassification adjustment for losses (gains) included in net income	546	—	(128)

	345	222	700
Income tax effect	(68)	(3)	21

Other comprehensive income	277	219	721

TOTAL COMPREHENSIVE INCOME	$100,808	$163,305	$172,597

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,531	$163,086	$171,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	64,550	31,000	36,691
Deferred income tax	(10,294)	(7,452)	(6,089)
Foreclosed real estate held for sale	222	(59)	553
Depreciation and amortization of:
Premises and equipment	8,696	7,093	7,034
Mortgage servicing rights	329	488	424
Stock-based compensation expense	675	564	895
Amortization of premium (discount), net, on:
Investment securities available for sale	(142)	68	393
Investment securities held to maturity	(18,484)	(4,900)	(1,551)
Mortgage-backed securities held to maturity	261	846	1,136
Loans	860	1,181	1,320
Amortization of discount on deposits	1,460	4,337	3,796
Amortization of net deferred loan origination fees	(16,253)	(16,303)	(9,994)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(204)	—	(128)
Available-for-sale securities other-than-temporarily impaired	750	—	—
Held-to-maturity securities other-than-temporarily impaired	1,063	—	—
Called investment securities held to maturity	—	—	(525)
Mortgage loans held for sale	(291)	(334)	(1,649)
Derivative instruments	(1,525)	4,008	(3,341)
Foreclosed real estate held for sale	(634)	(476)	(305)
Capitalization of servicing rights	(285)	(257)	(904)
Originations of mortgage loans held for sale	(33,530)	(19,955)	(30,499)
Proceeds from sales of mortgage loans held for sale	16,562	15,742	23,428
Decrease (increase) in:
Trading securities	5,814	4,700	8,383
Accrued interest receivable	(15,478)	(17,597)	(12,718)
Other assets	(3,601)	521	2,138
Increase (decrease) in:
Accrued interest on deposits and borrowings	46,917	54,497	12,257
Other liabilities	(10,190)	26,385	(14,762)

Net cash provided by operating activities	137,779	247,183	187,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in banks	36,056	(7,640)	(11,709)
Net decrease (increase) in federal funds sold and resell agreements	(204,034)	270,764	(17,452)
Resell agreements with original maturities over three months:
Purchases	—	—	(550,000)
Collections	—	—	200,000
Investment securities available for sale:
Maturities, prepayments and calls	4,794	7,834	42,505
Proceeds from sales	1,928	—	130,066
Purchases	—	(4,965)	(124,938)
Investment securities held to maturity:
Maturities, prepayments and calls	49,887,013	17,111,348	14,602,463
Purchases	(49,864,760)	(17,387,928)	(15,967,622)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	41,991	177,885	225,783
Purchases	—	(49,897)	(55,081)
Loan originations, net of principal collections	(878,843)	(1,915,587)	(1,266,027)
Purchases of derivative options	(1,296)	(2,905)	(4,872)
Proceeds from derivative options	33	—	—
Cash paid on terminated swaps	(164)	(252)	—
Proceeds from sales of foreclosed real estate held for sale	1,567	1,869	1,494
Additions to premises and equipment	(16,486)	(13,971)	(13,553)
Purchases of Federal Home Loan Bank stock	(3,160)	(7,510)	(20,935)
Redemptions of Federal Home Loan Bank stock	7,975	16,907	8,490

Net cash used in investing activities	(987,386)	(1,804,048)	(2,821,388)

Forward	$(849,607)	$(1,556,865)	$(2,633,529)

(continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Forward	$(849,607)	$(1,556,865)	$(2,633,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	907,140	2,085,606	833,791
Net increase (decrease) in federal funds purchased and repurchase agreements	(475,143)	(1,150,707)	1,365,526
Repurchase agreements with original maturities over three months:
Proceeds	2,066,295	5,188,072	6,531,812
Payments	(1,530,700)	(4,460,863)	(6,259,856)
Net decrease in advances from Federal Home Loan Bank	(25,000)	—	—
Advances from Federal Home Loan Bank with original maturities over three months:
Proceeds	—	—	293,000
Payments	(20,000)	(39,000)	(228,000)
Repayments of mortgage note payable	(464)	(426)	(376)
Cash paid on matured embedded derivatives	(33)	—	—
Net increase in advances from borrowers for taxes and insurance	1,995	1,354	2,206
Dividends paid	(68,140)	(66,724)	(50,097)
Issuance of preferred stock	—	19,253	129,495
Proceeds from stock options exercised	1,072	160	969

Net cash provided by financing activities	857,022	1,576,725	2,618,470

NET CHANGE IN CASH AND DUE FROM BANKS	7,415	19,860	(15,059)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	97,612	77,752	92,811

CASH AND DUE FROM BANKS, END OF YEAR	$105,027	$97,612	$77,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$617,153	$412,671	$286,918
Income taxes	82,190	32,379	45,742
Noncash activities:
Accrued dividends payable	4,142	4,136	3,300
Net increase in other comprehensive income	277	219	721
Mortgage loans securitized and transferred to:
Trading securities	7,419	4,700	8,489
Mortgage-backed securities held to maturity	1,189	—	2,305
Transfer from:
Trading securities to available for sale securities	1,605	—	—
Investment securities held to maturity to available for sale securities	20,552	—	—
Loans to foreclosed real estate held for sale	4,826	4,172	3,015
Undivided profits to reserve fund	9,999	16,183	17,298
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	1,728	2,734	1,545
Unpaid additions to premises and equipment	562	1,328	191
Effect of derivative transactions:
Decrease (increase) in other assets	(7,424)	1,412	11
Increase in deposits	8,197	4,490	6,368
Increase (decrease) in other liabilities	(838)	3,613	(7,768)
Conversion of preferred stock into common stock:
Common stock	13	123	632
Paid-in capital	(10)	(88)	(355)
Preferred stock	(3)	(35)	(277)
See notes to consolidated financial statements.
(concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, were not significant.
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
     Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank World Plaza serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and headquarters for the Westernbank Business Credit, Expresso of Westernbank and Westernbank International Trade Services divisions. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, were not significant.
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
     Cash and Cash Equivalents — For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are those amounts included in the statements of financial condition as “cash and due from banks”.
     Interest-Bearing Deposits in Banks and Federal Funds Sold — Interest-bearing deposits in banks and federal funds sold are carried at cost and mature within the next two business days.
     Securities — Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income (loss) and noninterest income, respectively. The fair value of a security is determined based on quotations received from securities dealers. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income.
     The equity securities and corporate notes impairment analyses are performed and reviewed at least quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes that there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.
     Residential Mortgage Loans Held for Sale — Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Fair value is based on the contract price at which the mortgage loans will be sold. The Company generally has commitments to sell residential mortgage loans held for sale in the secondary market. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. Commitments to sell residential loans held for sale in the secondary market were not significant at December 31, 2006 and 2005.
     Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance computed using the effective interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method or a method which approximates the interest method. Discounts and premiums on purchased loans are amortized to income over the expected lives of the loans using methods that approximate the interest method.
     The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash method thereafter, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful. Consumer loans that have principal and interest payments that have become past due one hundred and twenty days and credit cards and other consumer revolving lines of credit that have principal and interest payments that have become past due one hundred and eighty days are charged-off against the allowance for loan losses.

     Allowance for Loan Losses — The Company maintains an allowance to absorb probable loan losses inherent in the portfolio. The allowance for loan losses is maintained at a level the Company considers to be adequate to absorb probable loan losses, based on evaluations of the collectibility and historical loss experience of loans. Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Provisions for loan losses are based on the Company’s review of the historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change in the near term.
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
     Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate, or at the fair value of the underlying collateral. Commercial business, commercial real estate and construction loans, exceeding $500,000, are individually evaluated for impairment. Other loans are evaluated in homogeneous groups and collectively evaluated for impairment. Loans that are recorded at fair value or at the lower of cost or fair value are not evaluated for impairment. Impaired loans for which the discounted cash flows or collateral value exceeds its carrying value do not require an allowance. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.
     Historical loss rates are applied to other commercial and construction loans not subject to specific allowance allocations. The loss rates are generally derived from average loss trends (historical net charge-off and changes in specific allowances) from three to five years.
     Homogeneous loans, such as consumer installments, residential mortgage loans, and credit cards are not individually risk graded. Allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are based on the average loss trends (historical net charge-off and changes in specific allowances) from one to three years by loan category.
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
     Foreclosed Real Estate Held for Sale — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are carried at the lower of cost or fair value less costs to sell. All properties are periodically evaluated by management. Reductions in fair value, gains (losses) on sales, and revenue and expenses from the operations of such properties are included in noninterest expenses as net gain (loss) from operations of foreclosed real estate held for sale.
     Premises and Equipment — Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from two to 40 years.

     Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or the estimated useful lives of the related assets, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred.
     Impairment of Long-Lived Assets — The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review during 2006, 2005 and 2004.
     Transfers of Financial Assets — Transfers of financial assets are accounted for as a sale, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the transferor, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.
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
     Stock Option Plans — The Company follows the fair value method of accounting for stock-based employee compensation of SFAS No. 123 (revised 2004). In this regard, compensation cost is measured based on the grant-date fair value of the award and recognized over the service period.
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
Financial Instruments:
     • Derivative Financial Instruments — As part of the Company’s asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps), and option agreements, to hedge various exposures or to modify interest rate characteristics of various statement of financial condition items.
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
     The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income within net gain (loss) on derivative instruments.

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
     The fair values of the indexed option contracts and the interest rate swaps used to manage the exposure to the stock market were obtained from dealer quotes. In the case of other interest rate swaps, the fair values were obtained using an independent valuation model and periodically compared to dealer quotes. The fair values produced by this proprietary valuation model are in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.
     • Off-Balance Sheet Credit Related Financial Instruments — In the ordinary course of business, the Company enters into off-balance sheet credit related financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and standby and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. The Company periodically evaluates the credit risks inherent in these commitments and standby and commercial letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the years ended December 31, 2006, 2005 and 2004, the Company did not record any loss allowances in connection with risks involved in off-balance sheet credit related financial instruments. At December 31, 2006 and 2005, there were no additional off-balance sheet credit related financial instruments other than those mentioned above.
     Earnings per Share — In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing adjusted income available to common stockholders by the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent assumed conversion of outstanding convertible preferred stock, which are determined using the if-converted method, and outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (1,683,694 shares in 2006, 1,696,097 shares in 2005, and 1,819,400 shares in 2004, as adjusted) was antidilutive in 2006 and dilutive in 2005 and 2004. The effect of stock options was dilutive in 2006, 2005 and 2004.

     Basic and diluted earnings per common share were computed as follows:

	2006	2005	2004
	(Amounts in thousands, except per share data)
Basic and diluted earnings per common share:
Net income	$100,531	$163,086	$171,876
Less preferred stock dividends	(36,911)	(36,985)	(27,158)

Income available to common stockholders — basic	63,620	126,101	144,718
Plus convertible preferred stock dividends	—	887	1,189

Income available to common stockholders — diluted	$63,620	$126,988	$145,907

Weighted average number of common shares outstanding for the year	164,380	164,024	163,348	(1)
Dilutive potential common shares — stock options	3,671	4,899	5,276	(1)
Assumed conversion of preferred stock	—	1,696	1,819	(1)

Total	168,051	170,619	170,443

Basic earnings per common share	$0.39	$0.77	$0.89	(1)

Diluted earnings per common share	$0.38	$0.74	$0.86	(1)

(1)	Adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on
January 10, 2005.
     Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of stockholders’ equity in the statement of financial condition, such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income, net of income tax, as of December 31, 2006 and 2005 consisted of the unrealized gain on investment securities available for sale.
Recent Accounting Pronouncements
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
     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. In September 2004, the FASB issued Staff Position (“FSP”) No. EITF 03-01-1, Effective Date of Paragraphs 10-20 of EITF 03-01. This FSP delayed the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee and an entity’s intent and ability to hold the impaired investment at the time of the valuation. FSP FAS 115-1 and FAS 124-1 was effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a significant effect on the Company’s consolidated financial position or results of operations.

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance of this Statement. The adoption of SFAS No. 153 did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. This Statement is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. SFAS No. 123(R) applies to all awards granted after this effective date and to awards modified, repurchased, or cancelled after that date. The adoption of SFAS No. 123(R) on January 1, 2006 did not have a significant effect on the Company’s consolidated financial position or results of operations since the Company only has employee stock options and it voluntarily adopted on January 1, 2003, the fair value recognition method.
     In March 2005, the FASB issued FASB interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN No. 47”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a significant impact on the Company’s consolidated financial position or results of operations.
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
     In June 2005, the FASB issued FSP No. FAS 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable. The FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity (or temporary equity under SEC Accounting Series Release No. 268, Redeemable Preferred Stocks). The FSP indicates that these instruments are liabilities (even if the obligation is conditional) because they embody obligations to repurchase the issuer’s shares and may require a transfer of assets. Options or similar instruments originally issued as employee compensation, which are no longer dependent on employment, are not within the scope of the final FSP. This FSP is effective for the first reporting period beginning after June 30, 2005. The adoption of FSP No. FAS 150-5 did not have a significant effect on the Company’s consolidated financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 140 and SFAS No. 133. SFAS No. 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement is effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The adoption of SFAS No. 155 at January 1, 2007, did not have any effect on the Company’s consolidated financial position or results of operations.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 did not have a significant effect on the Company’s consolidated financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the new guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN No. 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. FIN No. 48 is effective on January 1, 2007. Upon adoption, management estimates that a cumulative effect adjustment of approximately $11.7 million will be charged to retained earnings to increase the accrued liability for uncertain tax positions, which is subject to revision as management completes its analysis.
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
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s statement of financial condition would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB was effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB No. 108 within the current year opening balance in retained earnings. The adoption of this SAB did not have a significant effect on the Company’s consolidated financial statements.

2. FEDERAL FUNDS SOLD AND RESELL AGREEMENTS:
     The Company sells federal funds and enters into purchases of securities under agreements to resell the same securities (“resell agreements”). These agreements are classified as secured loans and are reflected as assets in the consolidated statements of financial condition.
     At December 31, 2006 and 2005, federal funds sold and resell agreements (classified by counterparty) were as follows:

	2006	2005
	(In thousands)
Federal funds sold:

Citibank N.A. — Puerto Rico	$340,200	$121,500
Economic Development Bank for Puerto Rico	20,000	—

Subtotal	360,200	121,500

Resell agreements:

Credit Suisse First Boston	500,000	500,000
UBS Financial Services Incorporated of Puerto Rico	40,373	30,000
Popular Securities, Inc.	—	45,039
Citibank N.A. — Puerto Rico	50,000	50,000

Subtotal	590,373	625,039

Total	$950,573	$746,539

     A comparative summary of resell agreements as of December 31, is as follows:

	2006		2005
		Fair		Fair
		Value of		Value of
	Receivable	Underlying	Receivable	Underlying
Underlying Collateral	Balance	Collateral	Balance	Collateral
		(In thousands)
Investment securities:
U.S. Government and agencies obligations	$470,757	$510,314	$5,000	$5,277
Puerto Rico Government and agencies obligations	—	—	30,000	31,118
U.S. municipal bonds	40,373	42,446	40,039	41,685
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	57,502	55,807	55,000	54,622
Federal National Mortgage Association (FNMA) certificates	21,741	25,076	495,000	507,423

Total — excluding accrued interest receivable	$590,373	$633,643	$625,039	$640,125

Accrued interest receivable on resell agreements	$3,936		$2,922

     Information about the fair value of collateral received that the Company is permitted by contract or custom to sell or repledge at December 31, is as follows:

	2006		2005
		Collateral Sold		Collateral Sold
	Collateral	under Repurchase	Collateral	under Repurchase
	Received	Agreements	Received	Agreements
		(In thousands)
Investment securities:
U.S. Government and agencies obligations	$510,314	$510,314	$—	$—

Mortgage-backed securities:
FNMA certificates	25,076	25,076	507,423	507,423
FHLMC certificates	55,807	55,807	54,622	54,622

		.

Subtotal	80,883	80,883	562,045	562,045

Total	$591,197	$591,197	$562,045	$562,045

     The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest. At December 31, 2006, resell agreements amounting to $40.4 million mature the next business day, $200.0 million mature in 2009 and $350.0 million mature in 2010. At December 31, 2006, there are $550.0 million in resell agreements where the counterparty has the option to terminate the agreement quarterly, at each interest payment date. Securities purchased under resell agreements may be held in safekeeping, in the name of the Company, by Citibank N.A., the Company’s custodian, or held by the counterparty. At December 31, 2006, all collateral was held by the counterparties.
3. INVESTMENT SECURITIES:
     The amortized cost, gross unrealized gains and losses and fair value of investment securities at December 31, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
Puerto Rico Government and agencies obligations	$17,695	$355	$—	$18,050
Equity securities — common stock	2,491	—	—	2,491

Total	$20,186	$355	$—	$20,541

Held to maturity:
U.S. Government and agencies obligations	$6,314,091	$63	$148,070	$6,166,084
Puerto Rico Government and agencies obligations	11,663	—	416	11,247
Corporate notes	21,433	546	26	21,953

Subtotal	6,347,187	609	148,512	6,199,284

Mortgage-backed securities:
Government National Mortgage Association (GNMA) certificates	7,140	163	2	7,301
FHLMC certificates	3,055	75	—	3,130
FNMA certificates	3,358	72	12	3,418
Collateralized mortgage obligations (CMO’s) issued or guaranteed by FHLMC	573,735	42	61,457	512,320
CMO’s issued or guaranteed by FNMA	73,104	—	4,298	68,806

Subtotal	660,392	352	65,769	594,975

Total	$7,007,579	$961	$214,281	$6,794,259

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$191	$—	$6	$185
Equity securities — common stock	4,965	26	10	4,981

Total	$5,156	$26	$16	$5,166

Held to maturity:
U.S. Government and agencies obligations	$6,314,316	$55	$162,804	$6,151,567
Puerto Rico Government and agencies obligations	31,824	132	541	31,415
Corporate notes	26,429	1,276	—	27,705

Subtotal	6,372,569	1,463	163,345	6,210,687

Mortgage-backed securities:
GNMA certificates	8,082	187	4	8,265
FHLMC certificates	4,180	128	—	4,308
FNMA certificates	2,828	113	—	2,941
CMO’s issued or guaranteed by FHLMC	607,659	38	58,080	549,617
CMO’s issued or guaranteed by FNMA	78,707	—	3,436	75,271

Subtotal	701,456	466	61,520	640,402

Total	$7,074,025	$1,929	$224,865	$6,851,089

     The amortized cost and fair value of investment securities available for sale and held to maturity at December 31, 2006, by contractual maturity (excluding mortgage-backed securities), are shown below.

	Available for sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Due within one year	$3,000	$3,015	$379,602	$378,915
Due after one year through five years	10,115	10,305	5,767,295	5,625,467
Due after five years through ten years	4,580	4,730	178,857	172,949
Due after ten years	—	—	21,433	21,953

Subtotal	17,695	18,050	6,347,187	6,199,284
Mortgage-backed securities	—	—	660,392	594,975
Equity securities	2,491	2,491	—	—

Total	$20,186	$20,541	$7,007,579	$6,794,259

     The following table provides the gross unrealized losses, fair value and number of investment positions, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
December 31, 2006	Value	Losses	Value	Losses	Value	Losses	Positions
			(In thousands)
Held to maturity:
U.S. Government and agencies obligations	$—	$—	$5,886,419	$148,070	$5,886,419	$148,070	84
Puerto Rico Government and agencies obligations	2,769	31	8,478	385	11,247	416	11
Corporate notes	10,211	26	—	—	10,211	26	1

Subtotal	12,980	57	5,894,897	148,455	5,907,877	148,512	96

Mortgage-backed securities:
GNMA certificates	—	—	777	2	777	2	9
FNMA certificates	1,037	12	—	—	1,037	12	1
CMO’s issued or guaranteed by FHLMC	—	—	498,313	61,457	498,313	61,457	11
CMO’s issued or guaranteed by FNMA	—	—	68,806	4,298	68,806	4,298	6

Subtotal	1,037	12	567,896	65,757	568,933	65,769	27

Total	$14,017	$69	$6,462,793	$214,212	$6,476,810	$214,281	123

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
December 31, 2005	Value	Losses	Value	Losses	Value	Losses	Positions
			(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$—	$—	$185	$6	$185	$6	1
Equity securities - common stock	1,320	10	—	—	1,320	10	4

Total	$1,320	$10	$185	$6	$1,505	$16	5

Held to maturity:
U.S. Government and agencies obligations	$1,242,859	$20,626	$4,628,856	$142,178	$5,871,715	$162,804	84
Puerto Rico Government and agencies obligations	5,154	36	16,130	505	21,284	541	9

Subtotal	1,248,013	20,662	4,644,986	142,683	5,892,999	163,345	93

Mortgage-backed securities:
GNMA certificates	1,216	4	—	—	1,216	4	10
CMO’s issued or guaranteed by FHLMC	29,262	692	505,921	57,388	535,183	58,080	11
CMO’s issued or guaranteed by FNMA	19,476	469	55,795	2,967	75,271	3,436	6

Subtotal	49,954	1,165	561,716	60,355	611,670	61,520	27

Total	$1,297,967	$21,827	$5,206,702	$203,038	$6,504,669	$224,865	120

     Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income. During the quarter ended June 30, 2006, management concluded that certain held-to-maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21,615,000 were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade just below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20,552,000. In addition, during the quarter ended December 31, 2006, the Company recorded an impairment loss of $750,000 on its equity securities available for sale.
     The Company’s investment portfolio as of December 31, 2006 and 2005, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to before in a significant unrealized loss position as of December 31, 2006. In addition, the Company does not have investments in residual tranches.
     Except for the PRGO’s mentioned before, at December 31, 2006 and 2005, the significant unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. In addition, the held-to-maturity PRGO’s continue to be rated as investment grade as of December 31, 2006. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2006 and 2005. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $214.3 million and $224.9 million at December 31, 2006 and 2005, respectively.

     Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the years ended December 31, 2006, 2005 and 2004, were as follows:

	2006	2005	2004
	(In thousands)

Proceeds from sales	$1,928	$—	$130,066
Gross realized gains	204	—	128
Gross realized losses	—	—	—
     Unencumbered investment securities held to maturity at December 31, 2006, amounted to $644,956,000 after taking into account the investment securities pledged to deposits (Note 7), those sold under agreements to repurchase (Note 8), those pledged to the advances from Federal Home Loan Bank (Note 10), those pledged to interest rate swap agreements (Note 19), those pledged to the Federal Reserve Bank of $6,000,000 and those pledged to the Puerto Rico Treasury Department (for Westernbank’s International Division) of $500,000. Pledged investment securities amounting to $6,268,621,000 and $6,198,888,000 at December 31, 2006 and 2005, respectively, can be repledged.
     Nontaxable interest income for the years ended December 31, 2006, 2005 and 2004, amounted to $350,588,000, $317,870,000, and $267,392,000, respectively. Nontaxable interest income relates principally to interest earned on government and agencies obligations of the United States and Puerto Rico, certain mortgage-backed securities, and loans and investments of Westernbank’s International division.

4. LOANS:
     The loan portfolio at December 31, 2006 and 2005, consisted of the following:

	2006	2005
	(In thousands)
REAL ESTATE LOANS SECURED BY MORTGAGES ON:
Commercial real estate	$4,955,233	$4,270,856
Residential real estate, mainly one-to-four family residences	1,040,522	1,299,558
Construction and land acquisition	730,863	516,552

Subtotal	6,726,618	6,086,966

Plus (less):
Undisbursed portion of loans in process	(2,707)	(4,043)
Premium on loans purchased	106	503
Deferred loan fees — net	(40,339)	(18,872)

Subtotal	(42,940)	(22,412)

Real estate loans — net	6,683,678	6,064,554

OTHER LOANS:
Commercial loans	1,283,692	1,022,030
Consumer loans:
Loans on deposits	36,580	30,738
Credit cards	48,708	49,352
Installment	724,245	749,905
Plus (less):
Premium on loans purchased	—	393
Deferred loan fees — net	(9,036)	(8,943)

Other loans — net	2,084,189	1,843,475

TOTAL LOANS	8,767,867	7,908,029

ALLOWANCE FOR LOAN LOSSES	(126,844)	(92,406)

LOANS — NET	$8,641,023	$7,815,623

     The Company originated $1.87 billion of commercial real estate loans, including construction loans, during the year ended December 31, 2006. At December 31, 2006, commercial real estate loans totaled $4.96 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities.
     At December 31, 2006 and 2005, residential and commercial real estate loans included $940.0 million and $1.14 billion, respectively, of fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico, mainly secured by mortgages on one-to-four family residential properties.
     Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $894.0 million in one mortgage originator group in Puerto Rico at December 31, 2006. In addition, Westernbank has outstanding $46.0 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $940.0 million at December 31, 2006. These commercial loans are secured by 11,672 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $80,534. Westernbank’s historical experience with the mortgage originator groups is that they have paid these loans in accordance with their terms. On March 16, 2006, Westernbank obtained a waiver from the Office of the

Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its portfolio until these are paid in full (see Note 13).
     On June 30, 2006, Westernbank entered into an agreement to restructure the terms of the original transactions of the $894.0 million lending relationship described above. The agreement eliminated the recourse provisions on the underlying loans, terminated the counterparties’ call rights, converted the return from variable to a fixed rate, and resulted in a net compensation of $25.8 million to Westernbank. One of the purposes of that transaction was to give Westernbank the ability to use sale accounting treatment. However, because most of the individual mortgage loans were originally transferred to the ultimate transferor within the mortgage originator group by two of its affiliates, the Company has not been able to obtain persuasive evidence that the transfers of loans from the affiliates to the entity that subsequently transferred the loans to Westernbank met all the criteria for sale accounting under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the Company continues to present these transactions as commercial loans secured by real estate mortgages. The net compensation of $25.8 million received by Westernbank in connection with the June 30, 2006 transaction is being amortized over the remaining life of these loans as a yield adjustment.
     Foreign loans, mainly to entities in Canada and in the United Kingdom, amounted to $109,328,000 and $64,113,000 at December 31, 2006 and 2005, respectively.
     At December 31, 2006, residential and commercial loans amounting to $717,777,000 were pledged to secure advances from the Federal Home Loan Bank (see Note 10).
     The Company originates residential mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, residential mortgage loans are designated as held for either sale or investment purposes. Residential mortgage loans held for sale are carried at the lower of cost or fair value. At December 31, 2006 and 2005, residential mortgage loans with a cost of $11,412,000 and $1,584,000, respectively, were designated as held for sale.
     The following table reflects the outstanding principal balance of non-accrual loans and the corresponding effect on earnings at December 31,:

	2006	2005	2004
	(In thousands)

Outstanding principal balance at end of year	$165,812	$63,998	$34,269

Interest that would have been recorded if the loans had been performing and not been classified as non-accrual	$9,052	$4,916	$3,557

     Residential mortgage loans serviced for others are not included in the consolidated statements of financial condition. At December 31, 2006 and 2005, the unpaid principal balance of these loans amounted to $264,739,000 and $271,870,000, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with the loans serviced for others, the Company held borrowers’ escrow balances of $915,000 and $894,000 at December 31, 2006 and 2005, respectively.
     Mortgage servicing rights, included as other assets, amounted to $3,026,000 and $3,070,000 at December 31, 2006 and 2005, respectively. In 2006, 2005 and 2004, the Company capitalized mortgage servicing rights amounting to $285,000, $257,000, and $904,000, respectively. Amortization of mortgage servicing rights was $329,000, $488,000, and $424,000 in 2006, 2005, and 2004, respectively. At December 31, 2006 and 2005, the carrying value of mortgage servicing rights approximates fair value.
     In the normal course of business, the Company engages in business transactions with its directors, executive officers, principal shareholders and organizations associated with them. Loans to related parties, mainly mortgage loans for purchase of the principal residence, are substantially on the same terms as loans to non-related parties. The aggregate amount of loans outstanding to related parties at December 31, 2006 and 2005 totaled $713,000 and $831,000, respectively.

     Changes in the allowance for loan losses are summarized below:

	2006	2005	2004
	(In thousands)

Balance — at January 1	$92,406	$80,066	$61,608
Provision charged to income	64,550	31,000	36,691
Recoveries of loans previously charged-off	5,164	3,503	3,970
Charge-off of uncollectible accounts	(35,276)	(22,163)	(22,203)

Balance — at December 31	$126,844	$92,406	$80,066

The total investment in impaired commercial and construction loans at December 31, 2006 and 2005 was $161,672,000 and $81,611,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at December 31, 2006 and 2005. Impaired commercial and construction loans amounting to $139,498,000 and $32,542,000 at December 31, 2006 and 2005, respectively, were covered by a valuation allowance of $39,106,000 and $14,185,000, respectively. Impaired commercial and construction loans amounting to $22,174,000 and $49,069,000 at December 31, 2006 and 2005, respectively, did not require a valuation allowance. The average investment in impaired commercial and construction loans during the years ended December 31, 2006, 2005 and 2004, amounted to $120,147,000, $61,113,000 and $46,509,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income during the years ended December 31, 2006, 2005 and 2004, amounted to $5,815,000, $4,044,000 and $2,460,000, respectively.
5. FORECLOSED REAL ESTATE HELD FOR SALE:
     Foreclosed real estate held for sale at December 31, consisted of the following:

	2006	2005
	(In thousands)
Balance, foreclosed real estate held for sale:
Residential (1 - 4 units)	$2,341	$895
Commercial	4,025	3,469

Total	6,366	4,364
Less valuation allowance	449	227

Foreclosed real estate held for sale — net	$5,917	$4,137

     Changes in the allowance for foreclosed real estate held for sale are summarized below:

	2006	2005	2004
	(In thousands)

Balance — at January 1	$227	$306	$28
Provision (credit)	222	(59)	553
Write-offs	—	(20)	(275)

Balance — at December 31	$449	$227	$306

6. PREMISES AND EQUIPMENT:
     Premises and equipment at December 31, consisted of the following:

	2006	2005
	(In thousands)

Land and improvements	$31,106	$30,388
Buildings and improvements	69,043	63,520
Furniture and equipment	31,792	25,167
Leasehold improvements	15,394	14,524
Construction in progress	7,274	5,470

Total	154,609	139,069
Less accumulated depreciation and amortization	29,961	21,446

Total	$124,648	$117,623

     Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004, amounted to $8,696,000, $7,093,000 and $7,034,000, respectively.
7. DEPOSITS AND INTEREST EXPENSE:
     Deposits at December 31, consisted of the following:

	2006	2005
	(In thousands)

Noninterest bearing accounts	$373,634	$277,099
Passbook accounts	728,879	774,727
NOW accounts	249,591	288,703
Super NOW accounts	24,958	30,487
Money market accounts	53	126
Certificates of deposit	7,842,606	6,933,275

Total	9,219,721	8,304,417
Accrued interest payable	117,342	71,192

Total	$9,337,063	$8,375,609

     The weighted average interest rate of all deposits at December 31, 2006 and 2005, was approximately 4.42% and 3.60%, respectively. At December 31, 2006, the aggregate amount of deposits in denominations of $100,000 or more was $1,547,400,000 ($996,301,000 at December 31, 2005). Certificates of deposit include brokered deposits of $6,719,084,000 and $5,982,140,000 at December 31, 2006 and 2005, respectively. Deposits of directors, executive officers, principal shareholders and organizations associated with them amounted to $17,584,000 and $16,304,000 at December 31, 2006 and 2005, respectively.
     At December 31, 2006, the scheduled maturities of certificates of deposit are as follows:

Year Ending	Amount
December 31,	(In thousands)

2007	$5,421,235
2008	1,050,814
2009	762,612
2010	70,498
2011	75,637
Thereafter	461,810

Total	$7,842,606

     At December 31, 2006, the Company had pledged investment securities held to maturity with a carrying value of $29,725,000, mortgage-backed securities held to maturity with a carrying value of $7,236,000, and investment securities available for sale with a carrying value of $18,050,000 to secure public funds, and mortgage-backed securities held to maturity with a carrying value of $205,000 as bond requirement for individual retirement accounts.
     A summary of interest expense on deposits for the years ended December 31, is as follows:

	2006	2005	2004
	(In thousands)

Passbook accounts	$15,583	$16,793	$16,787
NOW, Super NOW and Money Market accounts	5,829	5,788	5,267
Certificates of deposit	344,651	218,687	144,183

Total	$366,063	$241,268	$166,237

8. REPURCHASE AGREEMENTS:
     Repurchase agreements, and the related weighted average interest rates at December 31, 2006 and 2005, consisted of the following:

	2006		2005
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
Repurchase agreements:
Fixed rate	$4,506,397		$4,986,893
Variable rate	1,814,084		1,273,136

Total	$6,320,481	4.96%	$6,260,029	4.38%

     The Company enters into sales of securities under agreements to repurchase the same securities (“repurchase agreements”). Repurchase agreements are classified as secured borrowings and are reflected as a liability in the consolidated statements of financial condition. At December 31, 2006 and 2005, fixed-coupon repurchase agreements include $482,848,000 of long-term agreements with fixed rate step-up schedule. During the period of such agreements, the securities were delivered to the counterparties. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities at the maturities of the agreements. The Company may be required to provide additional collateral based on the fair value of the underlying securities.
     Repurchase agreements at December 31, 2006, mature as follows: within 30 days — $1,070,582,000; within 31 days to one year — $651,586,000; in 2008 — $1,491,320,000; in 2009 — $1,239,065,000; in 2010 — $1,210,230,000; and thereafter — $657,698,000. At December 31, 2006, with respect to repurchase agreements amounting to $3,423,543,000, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. For Federal Home Loan Bank of New York repurchase agreements, see Note 10.

     At December 31, 2006 and 2005, repurchase agreements (classified by counterparty) were as follows:

	2006		2005
		Fair Value		Fair Value
	Borrowing	of Underlying	Borrowing	of Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)

Credit Suisse First Boston LLC	$1,107,250	$1,190,537	$1,153,250	$1,212,002
Merrill Lynch Government Securities Inc. and affiliates	1,024,555	1,069,001	771,586	807,139
Salomon Smith Barney Inc. and affiliates	928,463	961,039	1,049,916	1,074,841
UBS Financial Services Incorporated of Puerto Rico	845,015	882,520	844,526	887,330
J.P. Morgan Securities, Inc.	647,500	678,488	542,500	565,853
Morgan Stanley Dean Witter	561,500	574,462	552,000	560,190
Federal Home Loan Bank of New York	448,000	448,607	534,000	548,658
Lehman Brothers Inc. and affiliates	433,198	505,948	504,248	584,833
Barclays Capital, Inc.	325,000	346,436	95,580	97,515
Wachovia Securities, LLC	—	—	212,423	215,943

Total	$6,320,481	$6,657,038	$6,260,029	$6,554,304

     Borrowings under repurchase agreements at December 31, were collateralized as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
Securities Underlying	Value of	Value of	Value of	Value of
Repurchase	Underlying	Underlying	Underlying	Underlying
Agreements	Collateral	Collateral	Collateral	Collateral
	(In thousands)

U.S. Government and agencies obligations — held to maturity	$5,782,172	$5,629,413	$5,601,534	$5,461,880
Mortgage-backed securities — held to maturity	486,449	436,428	597,169	530,194
Mortgage-backed securities purchased under agreements to resell	577,906	591,197	559,890	562,045
Mortgage-backed securities - available for sale	—	—	185	185

Total	6,846,527	$6,657,038	6,758,778	$6,554,304

Accrued interest receivable of underlying securities	59,186		57,031

Total	$6,905,713		$6,815,809

     A summary of short-term borrowings, including federal funds purchased, repurchase agreements and advances from Federal Home Loan Bank (see Note 10), and interest rates at and for the year ended December 31, are indicated below:

	2006	2005
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$—	$—
Weighted-average interest rate at year end	—	—
Monthly average outstanding balance	$3,077	$8,851
Weighted-average interest rate for the year	4.69%	2.43%
Maximum month-end balance	$40,000	$40,039

Repurchase agreements:
Balance at end of year	$1,070,582	$1,545,725
Weighted-average interest rate at year end	5.33%	4.34%
Monthly average outstanding balance	$1,731,600	$2,377,629
Weighted-average interest rate for the year	4.97%	3.03%
Maximum month-end balance	$2,282,650	$3,514,422

Advances from FHLB:
Balance at end of year	$25,000	$50,000
Weighted-average interest rate at year end	5.43%	4.45%
Monthly average outstanding balance	$33,462	$21,923
Weighted-average interest rate for the year	5.01%	3.49%
Maximum month-end balance	$50,000	$50,000

Total short-term borrowings:
Balance at end of year	$1,095,582	$1,595,725
Weighted-average interest rate at year end	5.33%	4.34%
Monthly average outstanding balance	$1,768,139	$2,408,403
Weighted-average interest rate for the year	4.97%	3.03%
Maximum month-end balance	$2,322,650	$3,579,461
9. LINES OF CREDIT:
     As of December 31, 2006 and 2005, Westernbank had line of credit agreements with four and seven commercial banks, respectively, permitting Westernbank to borrow a maximum aggregate amount of $250,000,000 and $315,000,000, mainly through federal funds purchased. There were no borrowings outstanding as of December 31, 2006 and 2005, under such lines of credit. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Federal Funds rate. The credit agreements are renewable annually.

10. ADVANCES FROM FEDERAL HOME LOAN BANK AND MORTGAGE NOTE PAYABLE:
     Advances from Federal Home Loan Bank (“FHLB”) and mortgage note payable, and the related weighted average interest rates at December 31, consisted of the following:

	2006		2005
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
		(Dollars in thousands)
ADVANCES FROM FHLB:
Fixed rate convertible advances (4.45% to 5.93%)	$67,000		$92,000

Variable rate convertible advances (96% to 100% of the three-month LIBOR rate)	60,000		80,000

Total advances from FHLB	$127,000	5.54%	$172,000	4.77%

MORTGAGE NOTE PAYABLE	$35,968	8.05%	$36,432	8.05%

     Advances and repurchase agreements (Note 8) are received from the FHLB under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. At December 31, 2006, convertible advances were secured by residential and commercial mortgage loans amounting to $717,777,000 and investment securities held to maturity with a carrying value of $11,000,000. At the advances’ and repurchase agreements’ first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advances and reverse repurchase agreements, including any accrued interest, on such optional conversion date.
     At December 31, 2006 and 2005, Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank Puerto Rico, had outstanding $36.0 million and $36.4 million, respectively, of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza, Inc. has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.

     Advances from FHLB and the mortgage note payable by contractual maturities at December 31, 2006, mature as follows:

Year Ending	Advances	Mortgage
December 31,	from FHLB	Note Payable
	(In thousands)

2007	$85,000	$492
2008	—	526
2009	—	579
2010	42,000	628
2011	—	681
Thereafter	—	33,062

Total	$127,000	$35,968

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
     The Code provides a dividend received deduction of 100%, on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, Westernbank International division operates as an International Banking Entity (“IBE”) under the International Banking Center Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. As a result, the Company’s effective tax rate is below the statutory rate.
     Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the years ended December 31, 2006, 2005 and 2004, the provisions of the Act did not have any effect on the Company’s financial position or results of operations.
     On August 1, 2005, the Government of Puerto Rico approved Law No. 41 which imposes a transitory additional surtax of 2.5% of taxable income. This transitory additional income tax is in effect for taxable years 2005 and 2006. This transitory income tax of 2.5% was initially recorded in the third quarter of 2005, and amounted to $3.8 million and $3.2 million for the years ended December 31, 2006 and 2005, respectively. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposes an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. Therefore, Westernbank is now subject to a maximum tax rate of 43.5%. This transitory income tax of 2% amounted to $3.0 million for the year ended December 31, 2006. These transitory income taxes were intended to be temporary in nature and ended on December 31, 2006.
     On May 16, 2006, the Government of Puerto Rico approved Law No. 98 which imposes a 5% additional tax (the “prepayment requirement”) to businesses that have a gross income in excess of $10,000,000, such as Westernbank. This tax constitutes a prepayment of income tax and can be used as a credit to the tax liability of years 2007 and thereafter. A maximum of 25% of the credit can be used in each year. This prepayment requirement was computed using Westernbank’s 2005 taxable income as the base. The prepayment requirement amounted to $6.4 million and was paid by Westernbank in July 2006.

     Accrued income tax payable amounted to $16,929,000 and $22,530,000 at December 31, 2006 and 2005, respectively, and is included as part of “Accrued expenses and other liabilities” in the accompanying statements of financial condition. This liability includes an accrual for income tax contingencies of $10.9 million and $667,000 at December 31, 2006 and 2005, respectively (see Note 13). The provision for income taxes for the years ended December 31, consisted of the following:

	2006	2005	2004
	(In thousands)

Current	$76,599	$52,538	$28,182
Deferred credit	(10,294)	(7,452)	(6,089)

Total	$66,305	$45,086	$22,093

     A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the years ended December 31, was as follows:

	2006		2005		2004
		% of Pre-tax		% of Pre-tax		% of Pre-tax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars in thousands)

Computed at Puerto Rico statutory rate	$72,574	43.5%	$86,391	41.5%	$75,648	39.0%

Effect on provision of:
Exempt interest income, net	(18,061)	(10.8)	(39,515)	(19.0)	(50,940)	(26.1)
Nondeductible expenses	81	—	53	—	159	—
Income tax contingencies	10,233	6.1	667	0.3	—	—
Other	1,478	0.9	(2,510)	(1.1)	(2,774)	(1.5)

Provision for income tax as reported	$66,305	39.7%	$45,086	21.7%	$22,093	11.4%

     Deferred income tax assets, net as of December 31, consisted of the following:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$46,713	$34,910
Capital losses on sale of investment securities, expire in 2008	3,961	3,767
Net operating loss carryfowards, expire through 2009	211	583
Unrealized loss in valuation of derivative instruments	4,408	5,461
Other	188	207

Total deferred tax assets	55,481	44,928
Less valuation allowance	3,536	3,521

Subtotal	51,945	41,407

Less deferred tax liabilities:
Deferred loan cost	236	156
Unrealized gain on available for sale securities	71	3
Other	300	137

Subtotal	607	296

Deferred income taxes, net	$51,338	$41,111

     Changes in the valuation allowance for deferred income tax assets were as follows:

	2006	2005	2004
	(In thousands)

Balance — at January 1	$3,521	$5,032	$1,718
Increase (decrease) in valuation allowance	15	(1,511)	3,314

Balance — at December 31	$3,536	$3,521	$5,032

     Realization of deferred tax assets is dependent on generating sufficient future taxable income or capital gains. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income or capital gains are not met.

12. NET GAIN (LOSS) ON SALES AND VALUATION OF LOANS HELD FOR SALE, SECURITIES AND OTHER ASSETS:
     Net gain (loss) on sales and valuation of loans held for sale, securities and other assets for the years ended December 31, consisted of the following:

	2006	2005	2004
	(In thousands)

Trading account securities, mainly related to loans securitized	$164	$154	$314
Investment securities available for sale (see Note 3)	204	—	128
Other-than-temporary impairment of investment securities available for sale (see Note 3)	(750)	—	—
Other-than-temporary impairment of investment securities held to maturity (see Note 3)	(1,063)	—	—
Mortgage loans held for sale	291	334	1,649
Other	13	59	538

Total	$(1,141)	$547	$2,629

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
     The Company evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect the income tax accruals as well as the current period’s income tax expense and can be significant to the operating results of the Company. The Company’s consolidated statements of financial condition include an accrual of $10.9 million and $667,000 at December 31, 2006 and 2005, respectively, for the exposures resulting from tax positions identified by the Company in connection with this evaluation.
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

     At December 31, 2006, the Company is obligated under non-cancelable operating leases for banking premises. Certain leases contain escalation clauses providing for increased rental. Rent expense, including the proportionate share of maintenance expenses of common areas, administrative expenses, property taxes, utilities and insurance expenses, amounted to $2,700,000, $2,928,000, and $2,629,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     The projected minimum rental payments under the leases with initial or remaining terms of more than one year, without considering renewal options, and expiring through 2025 are as follows:

Minimum
Year Ending	Rent
December 31,	(In thousands)

2007	$2,454
2008	1,878
2009	1,295
2010	1,014
2011	915
Thereafter	3,014

Total	$10,570

14. RETIREMENT BENEFIT PLANS:
     The Company has a non-contributory deferred profit-sharing plan, covering substantially all of its employees, which provides for retirement and disability benefits. The Company’s contribution to the profit-sharing plan is discretionary. The Company’s contributions for the years ended December 31, 2006, 2005 and 2004 were $250,000 for each year.
     The Company has a defined contribution plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company who have one year of service and are twenty-one years or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to the maximum deferral amount specified by local law. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company’s contributions plus actual earnings thereon are 100 percent vested after three years of credited service. In case of death or disability, a participant or his/her beneficiary will be 100 percent vested regardless of the number of years of credited service. The Company’s contributions for the years ended December 31, 2006, 2005 and 2004, amounted to $595,000, $434,000 and $376,000, respectively.
15. MINIMUM REGULATORY CAPITAL REQUIREMENTS:
     The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. Westernbank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and by the Office of the Commissioner of Financial Institutions of Puerto Rico. Westernbank’s deposits, excluding Individual Retirement Accounts (IRAs), are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC, up to $100,000 per depositor. IRAs are insured by DIF up to $250,000 per depositor.
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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Westernbank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and Westernbank meet all capital adequacy requirements to which they are subject.
     As of March 31, 2006 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At December 31, 2006, there are no conditions or events since the latest examination date that management believes have changed Westernbank’s category.
     The Companies’ actual capital amounts and ratios as of December 31, 2006 and 2005, are also presented in the table below:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2006:

Total Capital to Risk Weighted Assets:
Consolidated	$1,351,420	12.51%	$864,307	8%	N/A	N/A
Westernbank	1,274,348	11.81	862,896	8	$1,078,619	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$1,224,576	11.47%	$427,080	4%	N/A	N/A
Westernbank	1,147,504	10.77	426,374	4	$639,561	6%

Tier I Capital to Average Assets:
Consolidated	$1,224,576	7.23%	$677,581	4%	N/A	N/A
Westernbank	1,147,504	6.81	674,245	4	$842,807	5%

As of December 31, 2005:

Total Capital to Risk Weighted Assets:
Consolidated	$1,282,749	13.13%	$781,403	8%	N/A	N/A
Westernbank	1,208,017	12.39	779,851	8	$974,813	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$1,190,344	12.30%	$387,005	4%	N/A	N/A
Westernbank	1,115,611	11.55	386,229	4	$579,344	6%

Tier I Capital to Average Assets:
Consolidated	$1,190,344	7.48%	$477,507	3%	N/A	N/A
Westernbank	1,115,611	7.04	475,268	3	$792,113	5%

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
     During 2006, 2005 and 2004, the Company issued 376,051; 56,113; and 328,568 (as adjusted) shares of common stock, respectively, upon exercise of stock options by several of the Company’s executive officers (see Note 17).
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
     During 2006, 2005 and 2004, 3,550; 35,292; and 276,994 shares, respectively, of the convertible preferred stock 1998 Series A were converted into 12,403; 123,289; and 967,760 (as adjusted) shares of common stock, respectively. At December 31, 2006 and 2005, the Company had outstanding 481,910 and 485,460 shares, respectively, of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A.
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

	Redemption Price per Share
December 31,	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H

2007	$25.00	$25.00	$25.25	$25.25	$25.50	$—	$—	$—
2008	25.00	25.00	25.00	25.00	25.25	25.50	25.50	—
2009	25.00	25.00	25.00	25.00	25.00	25.25	25.25	51.00
2010	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.50
2011 and thereafter	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.00
17. STOCK COMPENSATION PLANS:
     The Company has two shareholders-approved stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 14,747,670 shares (as adjusted for stock splits and stock dividends) of common stock can be granted. Also, options for up to 14,747,670 shares (as adjusted) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The options become fully exercisable after five years following the grant date and the maximum contractual term of the options is ten years. The Company’s policy is to issue new shares when share options are exercised. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization.
     No options have been granted under the 1999 Nonqualified Option Plan. The activity in outstanding options under the 1999 Qualified Option Plan for the years ended December 31, 2006, 2005 and 2004, is set forth below. The activity for the year ended December 31, 2004 was adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005.

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Beginning of year	7,845,285	$3.79	7,111,398	$3.02	7,439,966	$3.02
Options granted	485,000	5.96	790,000	10.65	—	—
Options excercised	(376,051)	2.85	(56,113)	2.85	(328,568)	2.95
Options forfeited	(245,568)	7.84	—	—	—	—

End of year	7,708,666	$3.84	7,845,285	$3.79	7,111,398	$3.02

     The Company has various exercise prices for options granted, all of them granted at different dates under the 1999 Qualified Option Plan. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2006:

				Weighted
				Average
	Number of Options			Remaining
		Vested or		Contractual
Exercise Prices	Outstanding	Expected to Vest	Exercisable	Life (Years)

$2.85(1)	6,199,349	6,199,349	6,199,349	3.10
$3.35(1)	193,124	193,124	193,124	4.38
$6.77(1)	111,193	111,193	88,954	5.55
$5.50	300,000	46,585	—	9.66
$6.00	120,000	111,805	—	9.76
$6.25	35,000	32,610	—	9.92
$9.00	30,000	27,951	6,000	8.95
$10.00	10,000	9,317	—	9.09
$10.71	710,000	661,512	142,000	8.55

Total	7,708,666	7,393,446	6,629,427	4.09

Aggregate Intrinsic Value	$19,936,000	$19,805,000	$19,798,000

(1)	Adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005, the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003, and the three-for-two stock split declared on June 17, 2002 and distributed on July 10, 2002.
     The Company granted 485,000 and 790,000 stock options during 2006 and 2005, respectively. No stock options were granted during 2004. The fair value of the stock options granted in years 2006 and 2005 was $5.96 and $4.09 per stock option, respectively. The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (1) the dividend yield was 3.47% in 2006 (1.81% in 2005); (2) the expected life was 7 years based on historical experience; (3) the expected volatility was 39% and was obtained from published external information; and, (4) the risk-free interest rate was 4.68% in 2006 (4.09% in 2005). The weighted average of the exercise price of the stock options and the market price of the stock at the grant date was $5.96 in 2006 ($10.65 in 2005) and $5.58 in 2006 ($10.55 in 2005), respectively.
     The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $1,827,000, $462,000 and $3,262,000, respectively. The total fair value of options vested for the years ended December 31, 2006, 2005 and 2004 was $661,000, $1,062,000 and $1,062,000, respectively.

     Stock-based employee compensation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $675,000, $564,000 and $895,000, respectively. This compensation expense is non deductible for income tax purposes. At December 31, 2006, there was $3.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1999 Qualified Option Plan. The cost is expected to be recognized as follows:

Year Ending	Amount
December 31,	(In thousands)

2007	$796
2008	763
2009	763
2010	498
2011	603

Total	$3,423

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
Commitments to Extend Credit and Letters of Credit
     The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, commitments under credit card arrangements and standby and commercial letters of credit is represented by the contractual notional amount of those instruments, which does not necessarily represent the amount potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
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
     The Company issues financial standby letters of credit to guarantee the performance of various customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then, upon their request, the Company would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN No. 45, at December 31, 2006, the Company recorded a liability of $106,000, which represents the fair value of the obligation undertaken to stand ready to perform in issuing the guarantees under the standby letters of credit. No standby letters of credit were outstanding as of December 31, 2005. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and recognized over the commitment period. The contract amounts in standby letters of credit outstanding at December 31, 2006, shown in the table below represent the maximum potential amount of future payments the Company could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Company’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Company has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.

     The contract amount of financial instruments, whose amounts represent credit risk at December 31, was as follows:

	2006	2005
	(In thousands)
Commitments to extend credit:
Fixed rates	$11,551	$10,802
Variable rates	591,862	620,193
Unused lines of credit:
Commercial	267,581	197,792
Credit cards and other	131,047	137,078
Standby letters of credit	28,896	—
Commercial letters of credit	8,337	23,822

Total	$1,039,274	$989,687

19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
     The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy may involve modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps and indexed options. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The fair value of a derivative is based on the estimated amount the Company would receive or pay to terminate the derivative contract, taking into account the current interest rates and the creditworthiness of the counterparty. The fair value of the derivatives is reflected on the Company’s statements of financial condition as derivative assets and derivative liabilities.
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

     On January 3, 2006, the Company redesignated most of its CD Swaps relating to certain CDs utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the CDs) and the interest rate swaps are recorded through earnings. At December 31, 2006, the notional amount of these CD Swaps and the principal balance of the hedged CDs amounted to $516,020,000.
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
     Information pertaining to the notional amounts of the Company’s derivative financial instruments as of December 31, was as follows:

	Notional Amount
	2006	2005
	(In thousands)
Fair value hedge:
CD swaps	$516,020	$—

Derivatives not designated as hedge:
CD swaps	$26,747	$602,187
Interest rate swaps (unmatched portion)	26,508	14,013
Interest rate swaps used to manage exposure to the stock market	—	36,329
Embedded options on stock indexed deposits	96,783	128,075
Purchased options used to manage exposure to the stock market on stock indexed deposits	100,271	94,681

Total	$250,309	$875,285

     At December 31, 2006, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $9.7 million, which was recorded as “Accrued expenses and other liabilities” and the change in the fair value of the hedged deposits represented an unrealized gain of $1.8 million and was recorded as a decrease to “Deposits” in the accompanying consolidated statement of financial condition.
     At December 31, 2006, the fair value of derivatives not qualifying for hedge accounting represented an unrealized net loss of $7.9 million, $18.7 million of which was recorded as part of “Other assets”, $25.0 million as part of “Deposits”, and $1.6 million as part of “Accrued expenses and other liabilities”, in the accompanying consolidated statement of financial condition.
     At December 31, 2005, the fair value of derivatives not qualifying for hedge accounting represented an unrealized net loss of $20.0 million, $10.0 million of which was recorded as part of “Other assets”, $17.7 million as part of “Deposits”, and $12.3 million as part of “Accrued expenses and other liabilities”, in the accompanying consolidated statement of financial condition.

     A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at December 31, follows:

	2006	2005
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$569,275	$616,200
Weighted average receive rate at year end	4.90%	4.73%
Weighted average pay rate at year end	5.34%	4.32%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .40% to plus .25%	100%	100%
     The changes in notional amount of swaps outstanding during the years ended December 31, follows:

	2006	2005
	(In thousands)

Beginning balance	$652,529	$823,329
New swaps	—	30,000
Called and matured swaps	(83,254)	(200,800)

End balance	$569,275	$652,529

     At December 31, 2006, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options
	(In thousands)

2007	$7,500	$25,619	$27,150
2008	—	20,589	21,571
2009	30,500	27,110	27,868
2010	15,000	16,288	16,469
2011	30,000	7,177	7,213
Thereafter	486,275	—	—

Total	$569,275	$96,783	$100,271

     Swap agreements amounting to $546,275,000 at December 31, 2006, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on the certificates of deposit). During the years ended December 31, 2006 and 2005, various counterparties of swap agreements exercised their option to cancel their swaps and the Company immediately exercised its option to call the certificates of deposit. No gains or losses resulted from the above cancellations.
     At December 31, 2006, the carrying value of the specific collateral held by the counterparties consisted of investment securities of $39,338,000.

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
     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these consolidated financial statements:
     • Short-term Financial Assets and Liabilities — For financial instruments with a short-term or no stated maturity, at prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, money market instruments, certain deposits (passbook accounts, money market and checking accounts), federal funds purchased and accrued interest.
     • Investment Securities Available for Sale, Held to Maturity and Trading Securities — The fair values of investment securities available for sale, held to maturity and trading securities are estimated based on quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
     • Federal Home Loan Bank (FHLB) Stock — FHLB stock is valued at its redemption value.
     • Residential Mortgage Loans Held for Sale — Fair value is based on the contract price at which the mortgage loans are expected to be sold.
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
     • Deposits — The fair value of fixed rate certificates of deposit is based on the discounted value of contractual cash flows using current rates for certificates of deposit with similar terms and remaining maturities. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
     • Resell Agreements, Repurchase Agreements, Advances from FHLB and Mortgage Note Payable — The fair value of resell agreements, repurchase agreements, advances from FHLB and mortgage note payable is based on the discounted value using rates currently available to the Company for instruments with similar terms and remaining maturities.

     • Derivative Assets and Derivative Liabilities — The fair values of the indexed option contracts and the interest rate swaps used to manage the exposure to the stock market were obtained from dealer quotes. In the case of other interest rate swaps, the fair values were based upon an independent valuation model.
     • Commitments to Extend Credit and Letters of Credit — The fair value of commitments to extend credit and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.
     The estimated fair values of the Company’s financial instruments at December 31, were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial Assets:
Cash and due from banks	$105,027	$105,027	$97,612	$97,612
Federal funds sold and resell agreements	950,573	935,206	746,539	730,393
Interest-bearing deposits in banks	21,060	21,060	57,116	57,116
Investment securities available for sale	20,541	20,541	5,166	5,166
Investment securities held to maturity	7,007,579	6,794,259	7,074,025	6,851,089
FHLB stock	37,982	37,982	42,798	42,798
Residential mortgage loans held for sale	11,379	11,379	1,539	1,539
Loans (excluding allowance for loan losses)	8,767,867	8,742,178	7,908,029	7,904,561
Accrued interest receivable	121,360	121,360	105,882	105,882
Mortgage servicing rights	3,026	3,026	3,070	3,070
Derivative purchased options	18,655	18,655	9,967	9,967

Financial Liabilities:
Deposits:
Non-interest bearing	373,634	373,634	277,099	277,099
Interest bearing	8,821,064	8,808,894	8,009,617	7,982,554
Embedded options on deposits	25,023	25,023	17,701	17,701
Repurchase agreements	6,320,481	6,317,333	6,260,029	6,292,900
Advances from FHLB	127,000	128,450	172,000	173,832
Mortgage note payable	35,968	37,578	36,432	38,910
Accrued interest payable	153,387	153,387	106,613	106,613
Interest rate swaps in a net payable position	11,255	11,255	12,256	12,256
Other	9,930	9,930	7,867	7,867

Off-Balance Sheet Credit Related Financial Instruments:

Liabilities:
Commitments to extend credit	—	5,402	—	6,814
Unused lines of credit:
Commercial	792	792	317	317
Credit cards and other	186	186	201	201
Commercial letters of credit	38	38	238	238
21. RESERVE FUND:
     The Banking Law of Puerto Rico requires that a reserve fund be established by Westernbank and that annual transfers of at least 10% of its net income be made, until such reserve fund equals its total paid-in capital on common and preferred shares. Such transfers restrict its retained earnings, which would otherwise be available for dividends.

22. QUARTERLY FINANCIAL DATA (UNAUDITED):
     The following is a summary of the unaudited quarterly results of operations (in thousands, except for per share data):

2006	March 31	June 30	Sept. 30	Dec. 31

Total interest income	$230,929	$242,957	$258,049	$268,290
Total interest expense	152,369	167,049	179,046	182,955

Net interest income	78,560	75,908	79,003	85,335
Provision for loan losses	7,000	18,250	11,300	28,000

Net interest income after provision for loan losses	71,560	57,658	67,703	57,335
Total noninterest income	9,184	7,634	10,191	10,089
Total noninterest expenses	(29,411)	(30,623)	(30,437)	(34,047)

Income before income taxes	51,333	34,669	47,457	33,377
Provision for income taxes	15,943	12,927	21,915	15,520

Net income	$35,390	$21,742	$25,542	$17,857

Earnings per common share:
Basic	$0.16	$0.08	$0.10	$0.05

Diluted	$0.15	$0.07	$0.10	$0.05

2005	March 31	June 30	Sept. 30	Dec. 31

Total interest income	$178,310	$194,400	$205,347	$217,272
Total interest expense	99,929	115,313	126,579	141,926

Net interest income	78,381	79,087	78,768	75,346
Provision for loan losses	6,000	5,000	6,000	14,000

Net interest income after provision for loan losses	72,381	74,087	72,768	61,346
Total noninterest income	5,711	21,163	2,138	6,808
Total noninterest expenses	(24,271)	(27,525)	(27,584)	(28,850)

Income before income taxes	53,821	67,725	47,322	39,304
Provision for income taxes	8,020	15,699	12,232	9,135

Net income	$45,801	$52,026	$35,090	$30,169

Earnings per common share:
Basic	$0.22	$0.26	$0.16	$0.13

Diluted	$0.21	$0.25	$0.15	$0.12

     The increases in the provision for loan losses for the second and fourth quarter of 2006 and the fourth quarter of 2005 were attributed to higher net charge-offs and non-performing loans during the quarters, mainly attributed to the loan portfolio of the Company’s asset-based lending division.
     The changes in total noninterest income for the quarterly periods ended 2005 were mainly attributed to the change in the fair value during the period of certain interest rate swaps not designated as hedge on a portion of the Company’s brokered deposits.
     The provision for income taxes in proportion to income before income taxes (the effective income tax rate) for the 2006 quarters is higher than that for the 2005 quarters. The increase in the provision for income taxes is attributed to three factors. First, on May 13, 2006, with an effective date of January 1, 2006, the Puerto Rico Legislature approved Law No. 89, which imposes an additional 2.0% tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. Therefore, Westernbank is now subject to a maximum statutory tax rate of 43.5%. This transitory income tax of 2% amounted to $3.0 million for the year ended. December 31, 2006 (see Note 11). Second, the increase in the Company’s taxable income derived from the increase in its loan portfolio has changed the proportion between exempt and taxable income, therefore increasing the Company’s effective tax rate. Third, for the year ended December 31, 2006, the Company accrued $10.2 million for income tax contingencies (see Note 13).
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
     Westernbank International operates as an IBE under the International Banking Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2006 and 2005, and for the three year period ended December 31, 2006, substantially all of Westernbank International’s business activities consisted of investments in securities and money market instruments of and loans to entities principally located in the United States of America. Investment securities amounted to $1.95 billion and $1.99 billion at December 31, 2006 and 2005, respectively. These securities principally consisted of investment in U.S. Government agencies, FHLMC and FNMA. There are no investments in residual tranches. At December 31, 2006 and 2005, management concluded that there was no other-than-temporary impairment on Westernbank International’s investment securities portfolio (see Note 3). Money market instruments amounted to $605.6 million and $583.3 million at December 31, 2006 and 2005, respectively. Money market instruments include federal funds sold, which mature the next business day, and resell agreements.
     For the resell agreements, the Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest (see Note 2). Loans receivable-net at December 31, 2006 and 2005 amounted to $335,360,000 and $265,691,000, respectively, and include foreign loans mainly to entities in Canada and in the United Kingdom, amounting to $109,328,000 and $64,113,000 at December 31, 2006 and 2005, respectively.
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

	As of and for the year ended
	December 31, 2006
	Westernbank	Westernank	Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$79,240	$—	$79,240	$—	$—	$79,240
Commercial loans	374,353	29,884	404,237	—	—	404,237
Asset-based loans	—	—	—	102,656	—	102,656
Mortgage loans	85,397	—	85,397	—	—	85,397
Treasury and investment activities	220,226	105,229	325,455	6,233	(2,993)	328,695

Total interest income	759,216	135,113	894,329	108,889	(2,993)	1,000,225
Interest expense	521,372	108,917	630,289	54,123	(2,993)	681,419

Net interest income	237,844	26,196	264,040	54,766	—	318,806

Provision for loan losses	(7,055)	(4,298)	(11,353)	(53,197)	—	(64,550)

Noninterest income, net:
Service and other charges on loans	9,259	681	9,940	—	—	9,940
Service charges on deposit accounts	9,976	—	9,976	—	—	9,976
Other fees and commisions	9,943	177	10,120	1,386	(238)	11,268
Trust account fees	—	—	—	2,049	(109)	1,940
Insurance commission fees	—	—	—	1,917	(21)	1,896
Asset-based lending related fees	—	—	—	2,587	—	2,587
Net gain on derivative instruments	632	—	632	—	—	632
Net loss on sales and valuation of loans held for sale, securities and other assets	(454)	—	(454)	(687)	—	(1,141)

Total noninterest income	29,356	858	30,214	7,252	(368)	37,098

Equity in income of subsidiaries	193	—	193	100,990	(101,183)	—

Total net interest income and noninterest income	$260,338	$22,756	$283,094	$109,811	$(101,551)	$291,354

Total assets	$14,775,903	$2,924,325	$17,700,228	$1,848,976	$(2,394,516)	$17,154,688

	As of and for the year ended
	December 31, 2005
	Westernbank	Westernank	Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$78,268	$—	$78,268	$—	$—	$78,268
Commercial loans	238,482	13,414	251,896	—	—	251,896
Asset-based loans	—	—	—	80,245	—	80,245
Mortgage loans	68,633	—	68,633	—	—	68,633
Treasury and investment activities	204,917	108,624	313,541	5,250	(2,504)	316,287

Total interest income	590,300	122,038	712,338	85,495	(2,504)	795,329
Interest expense	362,472	89,089	451,561	34,690	(2,504)	483,747

Net interest income	227,828	32,949	260,777	50,805	—	311,582

Provision for loan losses	(8,608)	(1,615)	(10,223)	(20,777)	—	(31,000)

Noninterest income, net:
Service and other charges on loans	8,314	274	8,588	—	—	8,588
Service charges on deposit accounts	8,636	—	8,636	—	—	8,636
Other fees and commisions	8,876	105	8,981	226	(226)	8,981
Trust account fees	—	—	—	1,537	(50)	1,487
Insurance commission fees	—	—	—	1,991	(12)	1,979
Asset-based lending related fees	—	—	—	3,724	—	3,724
Net gain on derivative instruments	1,878	—	1,878	—	—	1,878
Net gain on sales and valuation of loans held for sale, securities and other assets	547	—	547	—	—	547

Total noninterest income	28,251	379	28,630	7,478	(288)	35,820

Equity in income of subsidiaries	293	—	293	162,793	(163,086)	—

Total net interest income and noninterest income	$247,764	$31,713	$279,477	$200,299	$(163,374)	$316,402

Total assets	$13,797,874	$2,870,864	$16,668,738	$1,770,472	$(2,287,346)	$16,151,864

	As of and for the year ended
	December 31, 2004
	Westernbank	Westernank	Total major	Other
	Puerto Rico	International	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$76,091	$—	$76,091	$—	$—	$76,091
Commercial loans	151,610	5,508	157,118	—	—	157,118
Asset-based loans	—	—	—	42,158	—	42,158
Mortgage loans	46,797	—	46,797	—	—	46,797
Treasury and investment activities	167,092	101,799	268,891	2,391	(2,070)	269,212

Total interest income	441,590	107,307	548,897	44,549	(2,070)	591,376
Interest expense	249,120	51,202	300,322	15,967	(2,070)	314,219

Net interest income	192,470	56,105	248,575	28,582	—	277,157

Provision for loan losses	(30,697)	—	(30,697)	(5,994)	—	(36,691)

Noninterest income, net:
Service and other charges on loans	7,115	112	7,227	—	—	7,227
Service charges on deposit accounts	7,969	—	7,969	—	—	7,969
Other fees and commisions	7,385	10	7,395	226	(226)	7,395
Trust account fees	—	—	—	1,170	—	1,170
Insurance commission fees	—	—	—	1,923	(9)	1,914
Asset-based lending related fees	—	—	—	2,936	—	2,936
Net gain on derivative instruments	22,388	—	22,388	—	—	22,388
Net gain on sales and valuation of loans, securities and other assets	2,629	—	2,629	—	—	2,629

Total noninterest income	47,486	122	47,608	6,255	(235)	53,628

Equity in income (loss) of subsidiaries	(698)	—	(698)	174,002	(173,304)	—

Total net interest income and noninterest income	$208,561	$56,227	$264,788	$202,845	$(173,539)	$294,094

Total assets	$11,799,360	$2,938,374	$14,737,734	$1,557,674	$(1,973,788)	$14,321,620

24. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY:
Condensed financial information pertaining only to W Holding Company, Inc. is as follows:
CONDENSED STATEMENTS OF FINANCIAL CONDITION INFORMATION
(PARENT COMPANY ONLY)

	December 31,
	2006	2005
	(In thousands)
ASSETS
Cash	$1,267	$1,831
Money market intruments	15,100	11,000
Dividends and other accounts receivable from bank subsidiary	3,821	3,148
Investment securities available for sale	2,491	4,981
Investment securities held to maturity	55,474	55,470
Investment in bank subsidiary	1,150,814	1,118,675
Investment in nonbank subsidiary	2,522	2,328
Accrued interest receivable	271	264
Deferred income taxes, net	211	465
Other assets	137	62

TOTAL ASSETS	$1,232,108	$1,198,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable	$4,142	$4,136
Other liabilities	79	610

Total liabilities	4,221	4,746
Stockholders’ equity	1,227,887	1,193,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,232,108	$1,198,224

CONDENSED STATEMENTS OF INCOME INFORMATION
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Dividends from subsidiaries:
Bank subsidiary	$68,146	$77,560	$50,660
Nonbank subsidiary	800	850	900

Subtotal	68,946	78,410	51,560
Interest income on investment securities	3,241	2,746	302

Total income	72,187	81,156	51,862
Less:
Net loss on sale and valuation of securities	688	—	—
Operating expenses	2,744	2,975	2,405

Income before income taxes and increase in undistributed earnings of subsidiaries	68,755	78,181	49,457
Provision (credit) for income taxes	268	(521)	34

Income before increase in undistributed earnings of subsidiaries	68,487	78,702	49,423
Increase in undistributed earnings from:
Bank subsidiary	31,849	84,270	122,328
Nonbank subsidiary	195	114	125

Net income	$100,531	$163,086	$171,876

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$100,531	$163,086	$171,876
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(32,044)	(84,384)	(122,453)
Deferred income tax provision (credit)	258	(469)	—
Effect of stock options granted to employees	675	564	895
Amortization of discount on investment securities held to maturity	(3)	(3)	(1)
Net gain on sale of investment securities available for sale	(62)	—	—
Other-than-temporary impairment of available for sale securities	750	—	—
Decrease (increase) in dividends and other accounts receivable from bank subsidiary	71	(874)	(491)
Increase in accrued interest receivable	(7)	(187)	(7)
Decrease (increase) in other assets	(77)	(56)	37
Increase (decrease) in other liabilities	(531)	228	330

Net cash provided by operating activities	69,561	77,905	50,186

Cash flows from investing activities:
Net decrease (increase) in money market instruments	(4,100)	118,000	(129,000)
Proceeds from sales of investment securities available for sale	1,786	—	—
Purchases of investment securities available for sale	—	(4,965)	—
Capital contributions to subsidiaries	—	(95,000)	—
Purchases of investment securities held to maturity	—	(49,897)	—

Net cash used in investing activities	(2,314)	(31,862)	(129,000)

Cash flows from financing activities:
Advances from bank subsidiary	—	743	—
Repayment of advances from bank subsidiary	(743)	—	(1,000)
Issuance of preferred stock	—	19,253	129,495
Proceeds from stock options exercised	1,072	160	969
Dividends paid	(68,140)	(66,724)	(50,097)

Net cash provided by (used in) financing activities	(67,811)	(46,568)	79,367

Net change in cash	(564)	(525)	553
Cash at beginning of year	1,831	2,356	1,803

Cash at end of year	$1,267	$1,831	$2,356

25. SUBSEQUENT EVENTS:
     On January 18, 2007, two of the Company’s executive officers exercised 175,568 and 105,341 stock options under the Company’s 1999 Qualified Option Plan at the exercise prices of $2.85 and $3.35, respectively.
     On January 30, 2007, the Company’s Board of Directors granted a total of 45,000 stock options to two officers of Westernbank pursuant to the shareholders-approved 1999 Qualified Option Plan (see Note 17) at an exercise price of $6.05. The market price of the stock was $5.79 at January 30, 2007.
     In February 2007, the Company forfeited 250,000 stock options from a former officer of Westernbank.
     In February 2007, Westernbank Financial Center Corp. (“WFCC”), a wholly owned subsidiary of Westernbank, commenced operations. WFCC was incorporated under the laws of the State of Florida to carry commercial lending and related activities in the United States of America.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2006. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006. That conclusion was discussed with, and approved by, the Audit Committee of our Board of Directors.
     Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
/s/ Frank C. Stipes, Esq.
Chairman of the Board and
Chief Executive Officer
/s/ Norberto Rivera, CPA
Vice President Corporate Controller
and Chief Accounting Officer
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
W Holding Company, Inc.
Mayagüez, Puerto Rico
     We have audited management’s assessment, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control Over Financial Reporting, that W Holding Company, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2006 and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
San Juan, Puerto Rico
February 26, 2007
Stamp No. 2194020
affixed to original.

ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information responsive to this Item 10 is incorporated herein by reference to the Company’s proxy statement for its 2007 annual meeting of shareholders.
     The Company has adopted a charter for each of the standing committees and corporate governance guidelines that address make-up and functioning of the Board. The Board has also adopted a code of ethics for the CEO and Senior Financial Officers and code of business conduct and ethics that applies to all of our employees, officers and directors. You can find links to these materials on our website at www.wholding.com. (Information from such site is not incorporated by reference into this report.) You may also obtain free copies of these materials by writing to W Holding Company, Inc., 19 West McKinley Street, Mayaüez, Puerto Rico, 00680, at our principal executive offices.
     On June 28, 2006, the Company filed its Section 303A Annual Written Affirmation form with the New York Stock Exchange. Also, on June 28, 2006, the Company filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification, as required by Section 303A.12(a) of the NYSE Listed Company Manual, with no qualification as to the Company’s compliance with NYSE’s Corporate Governance listing standards. The Company has also filed as exhibits to this Form 10-K the CEO and CAO certifications as required by Section 302 of the Sarbanes-Oxley Act.
ITEM 11. EXECUTIVE COMPENSATION
     Information responsive to this Item 11 is incorporated herein by reference to the Company’s proxy statement for its 2007 annual meeting of shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information responsive to this Item 12 is incorporated herein by reference to the Company’s proxy statement for its 2007 annual meeting of shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information responsive to this Item 13 is incorporated herein by reference to the Company’s proxy statement for its 2007 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information responsive to this Item 14 is incorporated herein by reference to the Company’s proxy statement for its 2007 annual meeting of shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report
(1)	Index to financial statements.
The following financial statements are incorporated by reference from Part II, Item 8 hereof:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

•	Consolidated Statements of Income for each of the three years in the period ended December 31, 2006

•	Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2006

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules.

The schedules for the Company and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

NO.	EXHIBIT

3.1	Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, filed on November 29, 2001).

4.1	Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-76975).

4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on March 30, 2001).

4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on August 1, 2001).

4.4	Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed on October 31, 2002).

4.5	Certificate of Corporate Resolution establishing the rights of the Series F Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on May 29, 2003).

NO.	EXHIBIT
4.6	Certificate of Corporate Resolution establishing the rights of the Series G Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on August 28, 2003).

4.7	Certificate of Corporate Resolution designating the terms of W Holding’s Series H Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on December 17, 2004).

10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975).

10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, File No. 333-76975).

10.3	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.4	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vázquez (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.5	Employment agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.6	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andrés Morgado (incorporated by reference herein to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.7	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal (incorporated by reference herein to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.9	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Domínguez (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.10	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.11	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. José M. Biaggi (incorporated by reference herein to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed on July 15, 2005).

10.12	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Cortina (incorporated by reference herein to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

10.13	Description of Arrangement for Director Fees

10.14	Executive Officers Compensation Schedule

10.15	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Rubén Aponte (incorporated by reference herein to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

NO.	EXHIBIT
10.16	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Yolanda S. Vicens Martínez (incorporated by reference herein to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.17	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Rosemarie Santiago Salcedo (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.19	Payment Agreement in the Event of a Change in Control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Aurelio Emanuelli (incorporated by reference herein to Exhibit 10.19 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.20	Payment Agreement in the Event of a Change in control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Peter Lectora Soto.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CAO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CAO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
(b) See (a) (3) above for all exhibits filed herewith and the Exhibit Index.
(c) Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
W Holding Company, Inc.

By:	/s/ FRANK C. STIPES	Date: February 27, 2007
Frank C. Stipes, Chairman of the
Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANK C. STIPES Frank C. Stipes, Chairman of the Board and	Date: February 27, 2007
Chief Executive Officer

/s/ CESAR A. RUIZ César A. Ruiz, Director	Date: February 27, 2007

/s/ PEDRO R. DOMINGUEZ Pedro R. Domínguez, Director	Date: February 27, 2007

/s/ CORNELIUS TAMBOER Cornelius Tamboer, Director	Date: February 27, 2007

/s/ HECTOR L. DEL RIO Héctor L. del Río, Director	Date: February 27, 2007

/s/ JUAN C. FRONTERA
Juan C. Frontera, Director	Date: February 27, 2007

/s/ FREDDY MALDONADO Freddy Maldonado	Date: February 27, 2007
Director, President and Chief Investment Officer

/s/ NORBERTO RIVERA Norberto Rivera	Date: February 27, 2007
Chief Accounting Officer

EXHIBIT INDEX
3.1	Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

3.2	Bylaws (incorporated by reference herein to Exhibit 4 to the Company’s Registration Statement on Form 8-A, filed on November 29, 2001).

4.1	Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form S-4, Reg. No. 333-76975).

4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on March 30, 2001).

4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on August 1, 2001).

4.4	Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed on October 31, 2002).

4.5	Certificate of Corporate Resolution establishing the rights of the Series F Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on May 29, 2003).

4.6	Certificate of Corporate Resolution establishing the rights of the Series G Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on August 28, 2003).

4.7	Certificate of Corporate Resolution designating the terms of W Holding’s Series H Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on December 17, 2004).

10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975).

10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, File No. 333-76975).

10.3	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.4	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vázquez (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.5	Employment agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.6	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andrés Morgado (incorporated by reference herein to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.7	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal (incorporated by reference herein to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.9	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Domínguez (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.10	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.11	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. José M. Biaggi (incorporated by reference herein to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed on July 15, 2005).

10.12	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Cortina (incorporated by reference herein to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

10.13	Description of Arrangement for Director Fees

10.14	Executive Officers Compensation Schedule

10.15	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Rubén Aponte (incorporated by reference herein to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.16	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Yolanda S. Vicens Martínez (incorporated by reference herein to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.17	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Rosemarie Santiago Salcedo (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.19	Payment Agreement in the Event of a Change in Control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Aurelio Emanuelli (incorporated by reference herein to Exhibit 10.19 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.20	Payment Agreement in the Event of a Change in Control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Peter Lectora Soto.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CAO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CAO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.