Form 10-Q
period 2007-03-31
W HOLDING CO INC
filed 2007-05-08
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
YES    ☐     NO    ☑
As of April 30, 2007, there were 164,897,600 shares outstanding of the Registrant’s Common Stock, $1.00 par value.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONTENTS
Page

PART I FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition as of March 31, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2007 and 2006	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	4-5

	Notes to Condensed Consolidated Financial Statements	6-30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-70

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70-72

Item 4.	Controls and Procedures	73

PART II OTHER INFORMATION:

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	74

Item 6.	Exhibits	74

SIGNATURES		75
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CAO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CAO

Part I. Financial Information
Item 1. Financial Statements
W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$107,847	$105,027
Money market instruments:
Federal funds sold and resell agreements	809,502	950,573
Interest-bearing deposits in banks	9,540	21,060
Investment securities available for sale, at fair value with an amortized cost of $20,247 in 2007 and $20,186 in 2006	21,565	20,541
Investment securities held to maturity, at amortized cost with a fair value of $7,094,125 in 2007 and $6,794,259 in 2006	7,273,193	7,007,579
Federal Home Loan Bank stock, at cost	33,482	37,982
Residential mortgage loans held for sale, at lower of cost or fair value	4,135	11,379
Loans, net of allowance for loan losses of $136,886 in 2007 and $126,844 in 2006	8,932,413	8,641,023
Accrued interest receivable	114,998	121,360
Foreclosed real estate held for sale, net of allowance of $449 in 2007 and 2006	6,223	5,917
Premises and equipment, net	125,866	124,648
Deferred income taxes, net	54,869	51,338
Other assets	55,661	56,261

TOTAL	$17,549,294	$17,154,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$328,776	$373,634
Interest-bearing and related accrued interest payable	9,631,248	8,963,429

Total deposits	9,960,024	9,337,063
Federal funds purchased and repurchase agreements	6,052,049	6,320,481
Advances from Federal Home Loan Bank	102,000	127,000
Borrowings under line of credit	32,500	—
Mortgage note payable	35,836	35,968
Advances from borrowers for taxes and insurance	8,236	9,862
Accrued expenses and other liabilities	127,758	96,427

Total liabilities	16,318,403	15,926,801

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference - $530,838 in 2007 and 2006); authorized 50,000,000 shares; issued and outstanding 18,156,709 shares in 2007 and 2006	18,157	18,157
Common stock — $1.00 par value per share; authorized 500,000,000 shares; issued and outstanding 164,897,600 shares in 2007 and 164,486,691 shares in 2006	164,898	164,487
Paid-in capital	708,225	707,483
Retained earnings:
Reserve fund	89,269	86,442
Undivided profits	249,288	251,034
Accumulated other comprehensive income, net of income tax	1,054	284

Total stockholders’ equity	1,230,891	1,227,887

TOTAL	$17,549,294	$17,154,688

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME:
Loans, including loan fees	$183,818	$149,819
Investment securities	66,522	64,896
Mortgage-backed securities	6,931	7,278
Money market instruments	10,120	8,936

Total interest income	267,391	230,929

INTEREST EXPENSE:
Deposits	107,506	79,478
Federal funds purchased and repurchase agreements	76,224	70,830
Advances from Federal Home Loan Bank	1,455	2,061
Borrowings under line of credit	272	—

Total interest expense	185,457	152,369

NET INTEREST INCOME	81,934	78,560
PROVISION FOR LOAN LOSSES	16,000	7,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	65,934	71,560

NONINTEREST INCOME:
Service and other charges on loans	3,211	2,954
Service charges on deposit accounts	2,930	2,258
Other fees and commissions	3,962	3,452
Net gain on derivative instruments	640	353
Net gain on sales and valuation of loans held for sale, securities, and other assets	265	167

Total noninterest income	11,008	9,184

TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	76,942	80,744

NONINTEREST EXPENSES:
Salaries and employees’ benefits	15,418	13,659
Equipment	3,194	2,648
Deposits insurance premium and supervisory examination	1,985	893
Occupancy	2,199	1,974
Advertising	2,194	2,798
Printing, postage, stationery and supplies	884	981
Telephone	529	523
Net gain from operations of foreclosed real estate held for sale	(181)	(212)
Municipal taxes	1,833	1,276
Other	6,958	4,871

Total noninterest expenses	35,013	29,411

INCOME BEFORE PROVISION FOR INCOME TAXES	41,929	51,333
PROVISION FOR INCOME TAXES	13,209	15,943

NET INCOME	28,720	35,390
LESS DIVIDENDS TO PREFERRED STOCKHOLDERS	9,228	9,229

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$19,492	$26,161

BASIC EARNINGS PER COMMON SHARE	$0.12	$0.16

DILUTED EARNINGS PER COMMON SHARE	$0.12	$0.15

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2007	2006
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of year	$18,157	$18,160
Conversion of preferred stock	—	(3)

Balance at end of period	18,157	18,157

Common stock:
Balance at beginning of year	164,487	164,098
Issuance of common stock upon conversion of preferred stock	—	13
Issuance of common stock upon exercise of stock options	411	125

Balance at end of period	164,898	164,236

Paid-in capital:
Balance at beginning of year	707,483	706,122
Stock options exercised	812	232
Stock-based compensation expense (credit)	(70)	211
Issuance of common stock upon conversion of preferred stock	—	(10)

Balance at end of period	708,225	706,555

Reserve fund:
Balance at beginning of year	86,442	76,443
Transfer from undivided profits	2,827	3,503

Balance at end of period	89,269	79,946

Undivided profits:
Balance at beginning of year — as previously reported	251,034	228,648
Cumulative impact of change in accounting for uncertainties in income taxes (FIN No. 48 - See Note 1)	(10,585)	—

Balance at beginning of year — as adjusted	240,449	228,648
Net income	28,720	35,390
Cash dividends on common stock	(7,826)	(7,800)
Cash dividends on preferred stock	(9,228)	(9,229)
Transfer to reserve fund	(2,827)	(3,503)

Balance at end of period	249,288	243,506

Accumulated other comprehensive income (loss), net of income tax:
Balance at beginning of year	284	7
Other comprehensive income (loss)	770	(17)

Balance at end of period	1,054	(10)

Total Stockholders’ Equity	$1,230,891	$1,212,390

Comprehensive Income:
Net income	$28,720	$35,390

Other comprehensive income:
Unrealized net gains (losses) on securities available for sale:
Unrealized net gains arising during the period	963	42
Reclassification adjustment for gains included in net income	—	(62)

	963	(20)

Income tax effect	(193)	3

Other comprehensive income (loss)	770	(17)

Total Comprehensive Income	$29,490	$35,373

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,720	$35,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for:
Loan losses	16,000	7,000
Deferred income tax	(1,865)	(1,280)
Foreclosed real estate held for sale	—	(40)
Depreciation and amortization of:
Premises and equipment	2,321	2,020
Mortgage servicing rights	78	85
Stock-based compensation expense (credit)	(70)	211
Amortization of premium (discount), net, on:
Investment securities available for sale	(61)	2
Investment securities held to maturity	(5,703)	(4,045)
Mortgage-backed securities held to maturity	38	64
Loans	14	280
Amortization of discount on deposits	287	1,133
Amortization of net deferred loan origination fees	(4,840)	(3,609)
Net gain on sale and in valuation of:
Investment securities available for sale	—	(62)
Mortgage loans held for sale	(124)	(48)
Loans	(115)	—
Derivative instruments	(666)	(868)
Foreclosed real estate held for sale	(208)	(165)
Capitalization of servicing rights	(76)	(77)
Originations of mortgage loans held for sale	(7,662)	(4,637)
Proceeds from sales of mortgage loans held for sale	4,708	1,827
Decrease (increase) in:
Trading securities	1,267	1,132
Accrued interest receivable	6,362	3,875
Other assets	688	(2,082)
Increase in:
Accrued interest on deposits and borrowings	6,407	6,090
Other liabilities	21,949	16,373

Net cash provided by operating activities	67,449	58,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in banks	11,520	(12,926)
Net decrease (increase) in federal funds sold and resell agreements	141,071	(29,876)
Investment securities available for sale:
Maturities, prepayments and calls	—	189
Proceeds from sales	—	1,786
Investment securities held to maturity:
Maturities, prepayments and calls	19,771,000	13,355,000
Purchases	(20,035,015)	(13,687,457)
Maturities, prepayments and calls of mortgage-backed securities held to maturity	4,066	10,300
Loans:
Proceeds from sales of loans	94,608	—
Loan originations, net of principal collections	(388,426)	(212,843)
Purchases of derivative options	(422)	(109)
Proceeds from sales of foreclosed real estate held for sale	325	782
Additions to premises and equipment	(3,097)	(3,750)
Purchases of Federal Home Loan Bank stock	—	(685)
Redemptions of Federal Home Loan Bank stock	4,500	515

Net cash used in investing activities	(399,870)	(579,074)

Forward	$(332,421)	$(520,505)

		(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	613,758	547,062
Net increase (decrease) in federal funds purchased and repurchase agreements	(465,782)	651,184
Repurchase agreements with original maturities over three months:
Proceeds	250,000	—
Repayments	(52,650)	(665,500)
Net decrease in advances from Federal Home Loan Bank	(25,000)	—
Net increase in borrowings under line of credit	32,500	—
Repayment of advances from Federal Home Loan Bank with original maturities over three months	—	(10,000)
Repayments of mortgage note payable	(132)	(122)
Net decrease in advances from borrowers for taxes and insurance	(1,626)	(1,553)
Dividends paid	(17,050)	(17,027)
Proceeds from stock options exercised	1,223	357

Net cash provided by financing activities	335,241	504,401

NET CHANGE IN CASH AND DUE FROM BANKS	2,820	(16,104)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	105,027	97,612

CASH AND DUE FROM BANKS, END OF PERIOD	$107,847	$81,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$174,569	$141,224
Income taxes	3,213	—
Noncash activities:
Accrued dividends payable	4,147	4,138
Net change in other comprehensive income (loss)	770	(17)
Mortgage loans securitized and transferred to:
Trading securities	1,267	2,745
Mortgage-backed securities held to maturity	—	1,189
Transfer from :
Mortgage loans held for sale to loans	9,055	—
Loans to foreclosed real estate held for sale	769	1,073
Undivided profits to reserve fund	2,827	3,503
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	345	629
Unpaid additions to premises and equipment	1,004	936
Effect of derivative transactions:
Increase in other assets	(795)	(247)
Increase in deposits	2,185	4,624
Decrease in other liabilties	(1,606)	(4,730)
Cumulative effect adjustment of FIN No. 48:
Increase in deferred income taxes, net	(1,860)	—
Increase in accued expense and other liabilities	12,445	—
Decrease in retained earnings- undivided profits	(10,585)	—
Conversion of preferred stock into common stock:
Common stock	—	13
Paid in capital	—	(10)
Preferred stock	—	(3)

See notes to condensed consolidated financial statements.		(Concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at March 31, 2007 and December 31, 2006, and for the three month periods ended March 31, 2007 and 2006, were not significant.
In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
Westernbank operates through 57 full service branch offices located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 8 in the Northeastern region, 14 in the San Juan metropolitan area, and 2 in the Eastern region, and a website on the Internet. Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates through five other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Center Regulatory Act, which offers commercial and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000, through 20 full-service branches; and Westernbank International Trade Services, a division created in the first quarter of 2006, which specializes in international trade products and services.
Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank World Plaza serves as the Company’s San Juan metropolitan area headquarters for Westernbank’s regional commercial lending office and headquarters for the Westernbank Business Credit, Expresso of Westernbank and Westernbank International Trade Services divisions. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at March 31, 2007 and December 31, 2006, and for the three month periods ended March 31, 2007 and 2006, were not significant. In addition, Westernbank owns 100% of the voting shares of Westernbank Financial Center Corp. (“WFCC”). WFCC was incorporated under the laws of the State of Florida to carry out commercial lending and other related activities in the United States of America and commenced operations in February 2007.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of March 31, 2007 and December 31, 2006, and the consolidated results of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the three months ended March 31, 2007 and 2006. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2006, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations, and cash flows for the three months ended March 31, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements:
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. This Statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award with the cost to be recognized over the service period. This Statement is effective for financial statements as of the beginning of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. SFAS No. 123(R) applies to all awards granted after this effective date and to awards modified, repurchased, or cancelled after that date. The adoption of SFAS No. 123(R) on January 1, 2006 did not have a significant effect on the Company’s consolidated financial position or results of operations since the Company only has employee stock options and it voluntarily adopted on January 1, 2003, the fair value recognition method.
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
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 at January 1, 2007 did not have a significant effect on the Company’s consolidated financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the new guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN No. 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The Company adopted FIN No. 48 on January 1, 2007 and recorded a cumulative effect adjustment of $10.6 million that was charged to retained earnings to increase the accrued liability for uncertain income tax positions and the deferred income tax asset by $12.5 million and $1.9 million, respectively.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This

Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The effect of implementing SFAS No. 157 on the Company’s consolidated financial position or results of operations has not been determined.
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
In February 2007, the FASB has issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Its provisions may be applied to an earlier period (as of the beginning of the fiscal year) only if the company meets certain conditions. The effect of implementing SFAS No. 159 on the Company’s consolidated financial position or results of operations has not been determined.
2. EARNINGS PER SHARE
In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing adjusted income available to common stockholders by the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent assumed conversion of outstanding convertible preferred stock, which are determined using the if-converted method, and outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (1,683,694 shares in the three months ended March 31, 2007 and 2006) was antidilutive in 2007 and dilutive in 2006. The effect of stock options was dilutive in the three months ended March 31, 2007 and 2006.
Basic and diluted earnings per common share were computed as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Amounts in thousands, except
	per share data)
Basic and diluted earnings per common share:
Net income	$28,720	$35,390
Less preferred stock dividends	9,228	9,229

Income available to common stockholders — basic	19,492	26,161
Plus convertible preferred stock dividends	—	216

Income available to common stockholders — diluted	$19,492	$26,377

Weighted average number of common shares outstanding during the period	164,703	164,144

Dilutive potential common shares — stock options	2,847	4,348
Assumed conversion of preferred stock	—	1,684

Total	167,550	170,176

Basic earnings per common share	$0.12	$0.16

Diluted earnings per common share	$0.12	$0.15

3. DIVIDENDS DECLARED PER COMMON SHARE
The Company’s Board of Directors has adopted an ongoing policy that provides for the distribution of dividends to common shareholders on the basis of a percentage of the average earnings for the last two preceding years. The same are paid monthly on the 15th day of each month for stockholders of record as of the last day of the preceding month.

     The Company’s cash dividends per share declared for the three months ended March 31, 2007 and 2006 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE(1)
2007
January 31, 2007	February 15, 2007	$0.01583
February 28, 2007	March 15, 2007	0.01583
March 30, 2007	April 16, 2007	0.01583

Total		$0.04749

2006
January 31, 2006	February 15, 2006	$0.01583
February 28, 2006	March 15, 2006	0.01583
March 31, 2006	April 17, 2006	0.01583

Total		$0.04749

(1)	Dividends amounts in the table are rounded.

4. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2007	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
Puerto Rico Government and agencies obligations	$17,756	$343	$—	$18,099
Equity securities — common stock	2,491	975	—	3,466

Total	$20,247	$1,318	$—	$21,565

Held to maturity:
U.S. Government and agencies obligations	$6,583,807	$76	$116,604	$6,467,279
Puerto Rico Government and agencies obligations	11,664	—	371	11,293
Corporate notes	21,433	678	—	22,111

Subtotal	6,616,904	754	116,975	6,500,683

Mortgage-backed securities:
Government National Mortgage Association (GNMA) certificates	6,877	140	1	7,016
Federal Home Loan Mortgage Corporation (FHLMC) certificates	2,922	79	—	3,001
Federal National Mortgage Association (FNMA) certificates	3,223	75	11	3,287
Collateralized mortgage obligations (CMO’s) issued or guaranteed by FHLMC	570,722	134	59,296	511,560
CMO’s issued or guaranteed by FNMA	72,545	—	3,967	68,578

Subtotal	656,289	428	63,275	593,442

Total	$7,273,193	$1,182	$180,250	$7,094,125

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
Puerto Rico Government and agencies obligations	$17,695	$355	$—	$18,050
Equity securities — common stock	2,491	—	—	2,491

Total	$20,186	$355	$—	$20,541

Held to maturity:
U.S. Government and agencies obligations	$6,314,091	$63	$148,070	$6,166,084
Puerto Rico Government and agencies obligations	11,663	—	416	11,247
Corporate notes	21,433	546	26	21,953

Subtotal	6,347,187	609	148,512	6,199,284

Mortgage-backed securities:
GNMA certificates	7,140	163	2	7,301
FHLMC certificates	3,055	75	—	3,130
FNMA certificates	3,358	72	12	3,418
CMO’s issued or guaranteed by FHLMC	573,735	42	61,457	512,320
CMO’s issued or guaranteed by FNMA	73,104	—	4,298	68,806

Subtotal	660,392	352	65,769	594,975

Total	$7,007,579	$961	$214,281	$6,794,259

The amortized cost and fair value of investment securities available for sale and held to maturity at March 31, 2007, by contractual maturity (excluding mortgage-backed securities), are shown below.

	Available For Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$3,000	$3,008	$849,318	$846,144
Due after one year through five years	10,152	10,322	5,567,295	5,458,049
Due after five years through ten years	4,604	4,769	178,858	174,379
Due after ten years	—	—	21,433	22,111

Subtotal	17,756	18,099	6,616,904	6,500,683

Mortgage-backed securities	—	—	656,289	593,442
Equity securities	2,491	3,466	—	—

Total	$20,247	$21,565	$7,273,193	$7,094,125

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
The Company’s investment portfolio as of March 31, 2007 and December 31, 2006, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of March 31, 2007 and December 31, 2006. In addition, the Company does not have investments in residual tranches.
At March 31, 2007 and December 31, 2006, the significant unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. In addition, the held-to-maturity PRGO’s continue to be rated as investment grade as of March 31, 2007. Investment securities with prepayment provisions did not have significant unamortized premiums at March 31, 2007 and December 31, 2006. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $180.3 million and $214.3 million at March 31, 2007 and December 31, 2006, respectively.
There were no sales of investment securities available for sale during the three months ended March 31, 2007. Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the three months ended March 31, 2006, were as follows:

(In thousands)
Proceeds from sales	$1,786
Gross realized gains	62
Gross realized losses	—

5. LOANS
The loans portfolio consisted of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
REAL ESTATE LOANS SECURED BY MORTGAGES ON:
Commercial real estate	$5,202,867	$4,955,233
Residential real estate, mainly one-to-four family residences	1,034,014	1,040,522
Construction and land acquisition	786,682	730,863

Subtotal	7,023,563	6,726,618

Plus (less):
Undisbursed portion of loans in process	(2,485)	(2,707)
Premium on loans purchased	97	106
Deferred loan fees — net	(37,038)	(40,339)

Subtotal	(39,426)	(42,940)

Real estate loans — net	6,984,137	6,683,678

OTHER LOANS:
Commercial loans	1,296,544	1,283,692
Consumer loans:
Loans on deposits	35,947	36,580
Credit cards	47,903	48,708
Installment	714,880	724,245
Less deferred loan fees — net	(10,112)	(9,036)

Other loans — net	2,085,162	2,084,189

TOTAL LOANS	9,069,299	8,767,867

ALLOWANCE FOR LOAN LOSSES	(136,886)	(126,844)

LOANS — NET	$8,932,413	$8,641,023

The Company originated $426.2 million of commercial real estate loans, including construction loans, during the three month period ended March 31, 2007. At March 31, 2007, commercial real estate loans totaled $5.20 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities.
At March 31, 2007 and December 31, 2006, residential and commercial real estate loans included $914.8 million and $940.0 million, respectively, of fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico, mainly secured by mortgages on one-to-four family residential properties.

Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $870.5 million in one mortgage originator group in Puerto Rico at March 31, 2007. In addition, Westernbank has outstanding $44.4 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $914.8 million at March 31, 2007. These commercial loans are secured by 11,421 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $81,000. Westernbank’s historical experience with the mortgage originator groups is that they have paid these loans in accordance with their terms. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its loan portfolio until they are paid in full.
Foreign loans, mainly to entities in Canada and in the United Kingdom, amounted to $115,199,000 and $109,328,000 at March 31, 2007 and December 31, 2006, respectively.
The following table presents a reconciliation of changes in the allowance for loan losses for the three months ended March 31, 2007:

(In thousands)
Balance — at December 31, 2006	$126,844
Provision charged to income	16,000
Recoveries of loans previously charged-off	918
Charge-off of uncollectible accounts	(6,876)

Balance — at March 31, 2007	$136,886

The provision for loan losses amounted to $16.0 million and $7.0 million for the three month periods ended March 31, 2007 and 2006, respectively. The increase in the provision for loan losses for the period is attributable to the following factors: first, the overall growth in the Company’s loan portfolio, mainly those of its commercial loans; and second, to higher non-performing loans and net loans charged-off during the period.
The total investment in impaired commercial and construction loans at March 31, 2007 and December 31, 2006, was $164,527,000 and $161,672,000, respectively. All impaired commercial and construction loans were measured based on the fair value of collateral at March 31, 2007 and December 31, 2006. Impaired commercial and construction loans amounting to $147,389,000 and $139,498,000 at March 31, 2007 and December 31, 2006, respectively, were covered by a valuation allowance of $43,620,000 and $39,106,000, respectively. Impaired commercial and construction loans amounting to $17,138,000 at March 31, 2007, and $22,174,000 at December 31, 2006, did not require a valuation allowance. The average investment in impaired commercial and construction loans for the three-month periods ended March 31, 2007 and 2006, amounted to $162,708,000 and $70,753,000, respectively. The Company’s policy is to recognize interest income related to impaired loans on a cash basis, when these are over 90 days in arrears on payments of principal or interest. Interest on impaired commercial and construction loans collected and recognized as income for the three-month periods ended March 31, 2007 and 2006, amounted to $1,805,000 and $731,000, respectively.
6. PLEDGED ASSETS
At March 31, 2007, residential and commercial mortgage loans ($688,917,000) and investment securities held to maturity and available for sale ($6,143,673,000) were pledged to secure public funds, individual retirement accounts, repurchase agreements, advances and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of New York, interest rate swap agreements, and to comply with the requirements of the Puerto Rico Treasury Department for Westernbank International Division. Pledged investment securities amounting to $6,043,430,000 at March 31, 2007, can be repledged.

7. DEPOSITS
Deposits consisted of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Noninterest bearing accounts	$328,776	$373,634
Passbook accounts	717,245	728,879
NOW accounts	247,416	249,591
Super NOW accounts	26,439	24,958
Money market accounts	49	53
Certificates of deposit	8,515,740	7,842,606

Total	9,835,665	9,219,721
Accrued interest payable	124,359	117,342

Total	$9,960,024	$9,337,063

The weighted average interest rate of all deposits at March 31, 2007 and December 31, 2006 was approximately 4.62% and 4.42%, respectively.
8. INCOME TAXES
Under the Puerto Rico Internal Revenue Code (the “Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, Westernbank, Westernbank Insurance Corp. and SRG Net, Inc. are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations. In addition Westernbank derives certain interest and dividend income outside of Puerto Rico, which is subject to special flat income tax rates in those jurisdictions (“foreign income tax”).
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
Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the three months ended March 31, 2007 and 2006, the provisions of the Act did not have any effect on the Company’s financial position or results of operations.
On August 1, 2005, the Government of Puerto Rico approved Law No. 41 which imposed a transitory additional surtax of 2.5% of taxable income. This transitory additional income tax was in effect for taxable years 2005 and 2006. This transitory income tax of 2.5% was initially recorded in the third quarter of 2005, and amounted to $944,000 for the three months ended March 31, 2006. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposed an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. These transitory income taxes ended on December 31, 2006.
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
WFCC is a U.S. entity and accordingly is subject to income tax under the U.S. Internal Revenue Code.
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
Accrued income tax payable amounted to $41,228,000 and $16,929,000 at March 31, 2007 and December 31, 2006, respectively, and is included as part of “Accrued expenses and other liabilities” in the accompanying statements of financial condition. This liability includes an accrual for unrecognized tax benefits (“uncertain income tax positions”) of $21,425,000 and $10,900,000 at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, the Company had $20.3 million of unrecognized tax benefits which, if recognized, would decrease the effective income tax rate in future periods.

The provision for income taxes for the quarters ended March 31, consisted of the following:

	2007	2006
	(In thousands)
Current:
Puerto Rico	$12,881	$15,691
Foreign	2,193	1,532

	15,074	17,223

Deferred credit	(1,865)	(1,280)

Total	$13,209	$15,943

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. The cumulative effect adjustment of $10,585,000 was charged to retained earnings to increase the accrued liability for uncertain income tax positions and the deferred income tax asset by $12,445,000 and $1,860,000, respectively. Uncertain income tax positions mainly relate to income which could be subject to special flat income tax rates in a tax jurisdiction outside of Puerto Rico, and certain expense deductions taken in income tax returns.
A reconciliation of the beginning and ending amount of the accrual for uncertain income tax positions is as follows:

(In thousands)
Balance at December 31, 2006	$10,900
Effect of adoption of FIN No. 48	12,445
Current period additions	1,293
Payments	(3,213)

Balance at March 31, 2007	$21,425

The Company classifies interest and penalties related to uncertain income tax positions as a component of its income tax provision. During the three month period ended March 31, 2007, the Company recognized approximately $280,000 in interest and penalties. The accrual for uncertain income tax positions includes an accrual for interest and penalties of $4,815,000 and $4,535,000 at March 31, 2007 and January 1, 2007 (date of adoption), respectively.
It is reasonably possible that within the next twelve months the Company and the taxing authorities will resolve certain of the matters presently contemplated as unrecognized tax benefits. The resolution of a matter would likely be recognized as a reduction to our provision for income taxes and our effective tax rate in the period of resolution. The amount of any such reduction, however, cannot be reasonably estimated at this time.

The Company’s primary tax jurisdiction is Puerto Rico. The Company’s primary subsidiary, Westernbank, is the entity which has recognized these uncertain income tax positions. In the Puerto Rico tax jurisdiction, Westernbank’s open tax years are 2002 to present. Uncertain foreign withholdings’ income tax positions remain subject to examination by the tax jurisdiction. For these income tax positions, the statute of limitation begins when the foreign income tax return is filed.
A reconciliation of the provision for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the three months ended March 31, 2007 and 2006, was as follows:

	Three Months
	2007		2006
		% of		% of
		Pre-tax		Pre-tax
	Amount	Income	Amount	Income
		(Dollars in thousands)
Computed at Puerto Rico statutory rate	$16,352	39.0%	$21,303	41.5%
Effect on provision of:
Exempt interest income, net	(4,024)	(9.6)	(5,828)	(11.3)
Foreign income tax	2,193	5.2	1,532	3.0
Other	(1,312)	(3.1)	(1,064)	(2.1)

Provision for income taxes as reported	$13,209	31.5%	$15,943	31.1%

Deferred income tax asset, net as of March 31, 2007 and December 31, 2006, consisted of the following:

	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$50,651	$46,713
Capital losses on sale of investment securities, expire in 2008	3,646	3,961
Net operating loss carryforwards, expire through 2009	126	211
Unrealized loss in valuation of derivative instruments	3,938	4,408
Other	546	188

Total deferred tax assets	58,907	55,481
Less valuation allowance	3,234	3,536

Subtotal	55,673	51,945

Less deferred tax liabilities:
Deferred loan origination costs	231	236
Unrealized gains on available for sale securities	264	71
Other	309	300

Subtotal	804	607

Deferred income tax asset, net	$54,869	$51,338

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
The Company issues financial standby letters of credit to guarantee the performance of various customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then, upon their request, the Company would be obligated to make the payment to the guaranteed party. At March 31, 2007 and December 31, 2006, the Company has recorded a liability of $207,000 and $106,000, respectively, which represents the fair value of the obligation undertaken to stand ready to perform in issuing the guarantees under the standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and recognized over the commitment period. The contract amounts in standby letters of credit outstanding at March 31,

2007 and December 31, 2006, shown in the table below, represent the maximum potential amount of future payments the Company could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Company’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Company has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these instruments.
The contract amount of financial instruments, whose amounts represent credit risk at March 31, 2007 and December 31, 2006, was as follows:

	2007	2006
	(In thousands)
Commitments to extend credit:
Fixed rates	$15,911	$11,551
Variable rates	490,062	591,862
Unused lines of credit:
Commercial	292,467	267,581
Credit cards and other	129,154	131,047
Standby letters of credit	72,552	28,896
Commercial letters of credit	7,420	8,337

Total	$1,007,566	$1,039,274

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
On January 3, 2006, the Company redesignated most of its CD Swaps relating to certain CDs utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the CDs) and the interest rate swaps are recorded through earnings. At March 31, 2007 and December 31, 2006, the notional amount of these CD Swaps and the principal balance of the hedged CDs amounted to $497,862,000 and $516,020,000, respectively.
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

Information pertaining to the notional amounts of the Company’s derivative financial instruments as of March 31, 2007 and December 31, 2006, was as follows:

	Notional Amount
	2007	2006
	(In thousands)
Fair value hedge:
CD swaps	$497,862	$516,020

Derivatives not designated as hedge:
CD swaps	$41,433	$26,747
Interest rate swaps (unmatched portion)	29,980	26,508
Embedded options on stock indexed deposits	95,451	96,783
Purchased options used to manage exposure to the stock market on stock indexed deposits	99,851	100,271

Total	$266,715	$250,309

At March 31, 2007, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $7.9 million, which was recorded as “Accrued expenses and other liabilities” and the change in the fair value of the hedged deposits represented an unrealized gain of $54,000 million and was recorded as a decrease to “Deposits” in the accompanying consolidated statement of financial condition.
At March 31, 2007, the fair value of derivatives not qualifying for hedge accounting represented an unrealized net loss of $6.6 million, $19.9 million of which was recorded as part of “Other assets”, $24.9 million as part of “Deposits”, and $1.6 million as part of “Accrued expenses and other liabilities”, in the accompanying consolidated statement of financial condition.
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

A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at March 31, 2007 and December 31, 2006, follows:

	2007	2006
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$569,275	$569,275
Weighted average receive rate at period end	4.90%	4.90%
Weighted average pay rate at period end	5.31%	5.34%
Floating rate as a percentage of three month LIBOR, plus a spread ranging from minus .40% to plus .25%	100%	100%
There were no new, called or matured swaps during the three months ended March 31, 2007.
At March 31, 2007, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Embedded	Purchased
December 31,	Swaps	Options	Options
	(In thousands)
2007	$7,500	$23,073	$24,848
2008	—	20,325	21,571
2009	30,500	26,904	27,868
2010	15,000	16,210	16,469
2011	30,000	8,113	8,206
Thereafter	486,275	826	889

Total	$569,275	$95,451	$99,851

Swap agreements amounting to $546,275,000 at March 31, 2007, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on the certificates of deposit).
At March 31, 2007, the carrying value of the specific collateral held by the counterparties consisted of investment securities of $28,504,000.
11. STOCK OPTION PLANS
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
No options have been granted under the 1999 Nonqualified Option Plan. The activity in outstanding options under the 1999 Qualified Option Plan for the three months ended March 31, 2007, is set forth below:

		Weighted
		Average
	Number of	Exercise
	Options	Price
At January 1, 2007	7,708,666	$3.84
Options granted	45,000	6.05
Options exercised	(410,909)	2.98
Options forfeited	(720,000)	8.12

At March 31, 2007	6,622,757	$3.45

The Company has various exercise prices for options granted, all of them granted at different dates under the 1999 Qualified Option Plan. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at March 31, 2007:

				Weighted
				Average
	Number of Options			Remaining
		Vested or		Contract
Exercise Prices	Outstanding	Expected to Vest	Exercisable	Life (Years)
$2.85 (1)	5,893,781	5,893,782	5,893,782	2.84
$3.35 (1)	87,783	87,784	87,784	4.13
$6.77 (1)	111,193	111,193	88,954	5.31
$5.50	50,000	—	—	9.41
$6.05	45,000	45,000	—	9.84
$6.25	35,000	—	—	9.67
$9.00	30,000	30,000	6,000	8.70
$10.00	10,000	2,000	2,000	8.84
$10.71	360,000	345,000	72,000	8.31

Total	6,622,757	6,514,759	6,150,520	3.37

Aggregate Intrinsic Value	$18,594,435	$18,571,435	$18,571,435

(1)	Adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005, the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003, and the three-for-two stock split declared in June 2002 and distributed on July 10, 2002.

The Company granted 45,000 stock options under the 1999 Qualified Option Plan during the three months ended March 31, 2007. The fair value of the stock options granted during the three months ended March 31, 2007 was $1.89 per stock option. The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions: (1) the dividend yield was 3.28%; (2) the expected life was 7 years based on historical experience; (3) the expected volatility was 39% and was obtained from published external information; and, (4) the risk-free interest rate was 4.86%. The weighted average of the exercise price of the stock options and the market price of the stock at the grant date were $6.05 and $5.79, respectively.
During the three months ended March 31, 2007, 305,568 and 105,341 stock options were exercised under the Company’s 1999 Qualified Option Plan at the exercise prices of $2.85 and $3.35, respectively. Stock options exercised during the same period of 2006 amounted to 125,000 at an exercise price of $2.85. The cash received from the stock options exercised during the three months ended March 31, 2007 and 2006 amounted to $1,223,000 and $357,000, respectively.
The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $1,128,000 and $649,000, respectively. No options were vested during the three months ended March 31, 2007 and 2006.
Stock-based employee compensation expense (credit) for the three month periods ended March 31, 2007 and 2006 was $(70,000) and $211,000, respectively. The stock-based employee compensation expense is non deductible for income tax purposes. At March 31, 2007, there was $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1999 Qualified Option Plan. The cost is expected to be recognized as follows:

Year Ending	Amount
December 31,	(In thousands)
2007	$297
2008	364
2009	364
2010	236
2011	53
2012	1

Total	$1,315

12. SEGMENT INFORMATION
The Company’s management monitors and manages the financial performance of two reportable business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of the division known as Westernbank International, which includes those activities of Westernbank Financial Center Corp. (“Westernbank International”). Westernbank Financial Center Corp. was incorporated to carry out commercial lending and other related activities in the United States of America and commenced operations in February 2007. Other operations of the Company not reportable in either segment include Westernbank Business Credit Division, which specializes in asset-based commercial business lending; Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly- owned subsidiaries.
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
Westernbank International operates as an IBE under the International Banking Center Regulatory Act. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of March 31, 2007 and December 31, 2006, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investments in securities and money market instruments of and loans to entities principally located in the United States of America. Investment securities held by Westernbank International amounted to $1.94 billion and $1.95 billion at March 31, 2007 and December 31, 2006, respectively. These securities principally consisted of investment in U.S. Government agencies, FHLMC and FNMA. There are no investments in residual tranches. At March 31, 2007 and December 31, 2006, management concluded that there was no other-than-temporary impairment on Westernbank International’s investment securities portfolio (see Note 4). Short-term money market instruments amounted to $570.6 million and $605.6 million at March 31, 2007 and December 31, 2006, respectively. Money market instruments include federal funds sold, which mature the next business day, and resell agreements.
For the resell agreements, the Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest. Loans receivable-net at March 31, 2007 and December 31, 2006 amounted to $272,453,000 and $335,360,000, respectively, and include loans outside of the United States of America (“foreign loans”) mainly to entities in Canada and in the United Kingdom, amounting to $115,199,000 and $109,328,000 at March 31, 2007 and December 31, 2006, respectively.
Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.

	As of and for the Three Months Ended
	March 31, 2006
	Westernbank	Westernbank	Total Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$20,016	$—	$20,016	$—	$—	$20,016
Commercial loans	107,218	8,246	115,464	—	—	115,464
Asset-based loans	—	—	—	27,386	—	27,386
Mortgage loans	20,952	—	20,952	—	—	20,952
Treasury and investment activities	56,475	26,258	82,733	1,581	(741)	83,573

Total interest income	204,661	34,504	239,165	28,967	(741)	267,391
Interest expense	143,070	27,774	170,844	15,354	(741)	185,457

Net interest income	61,591	6,730	68,321	13,613	—	81,934

Credit (provision) for loan losses	(8,540)	3	(8,537)	(7,463)	—	(16,000)

Noninterest income, net:
Service and other charges on loans	2,416	106	2,522	—	—	2,522
Service charges on deposit accounts	2,930	—	2,930	—	—	2,930
Other fees and commissions	2,804	49	2,853	447	(59)	3,241
Trust account fees	—	—	—	429	(30)	399
Insurance commission fees	—	—	—	327	(5)	322
Asset-based lending related fees	—	—	—	689	—	689
Net gain on derivative instruments	640	—	640	—	—	640
Net gain on sales and valuation of loans held for sale, securities and other assets	150	—	150	115	—	265

Total noninterest income	8,940	155	9,095	2,007	(94)	11,008

Equity in income of subsidiaries	171	—	171	28,070	(28,241)	—

Total net interest income and noninterest income	$62,162	$6,888	$69,050	$36,227	$(28,335)	$76,942

Total assets	$15,262,035	$2,856,751	$18,118,786	$1,846,109	$(2,415,601)	$17,549,294

	As of December 31, 2006 and for the Three Months Ended
	March 31, 2006
	Westernbank	Westernbank	Total Major	Other
	Puerto Rico	International	Segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$19,404	$—	$19,404	$—	$—	$19,404
Commercial loans	80,575	6,262	86,837	—	—	86,837
Asset-based loans	—	—	—	22,950	—	22,950
Mortgage loans	20,628	—	20,628	—	—	20,628
Treasury and investment activities	54,140	26,199	80,339	1,442	(671)	81,110

Total interest income	174,747	32,461	207,208	24,392	(671)	230,929
Interest expense	116,493	24,368	140,861	12,179	(671)	152,369

Net interest income	58,254	8,093	66,347	12,213	—	78,560

Provision for loan losses	(3,494)	(2,064)	(5,558)	(1,442)	—	(7,000)

Noninterest income, net:
Service and other charges on loans	2,079	103	2,182	—	—	2,182
Service charges on deposit accounts	2,258	—	2,258	—	—	2,258
Other fees and commissions	2,555	46	2,601	212	(59)	2,754
Trust account fees	—	—	—	360	(26)	334
Insurance commission fees	—	—	—	369	(5)	364
Asset-based lending related fees	—	—	—	772	—	772
Net gain on derivative instruments	353	—	353	—	—	353
Net gain on sales and valuation of loans held for sale, securities and other assets	105	—	105	62	—	167

Total noninterest income	7,350	149	7,499	1,775	(90)	9,184

Equity in income of subsidiaries	104	—	104	35,204	(35,308)	—

Total net interest income and noninterest income	$62,214	$6,178	$68,392	$47,750	$(35,398)	$80,744

Total assets	$14,775,903	$2,924,325	$17,700,228	$1,848,976	$(2,394,516)	$17,154,688

13. CONTINGENCIES
On February 15, 2005, the Company received from the Securities and Exchange Commission (the “SEC”) notice of a formal order of private investigation into matters that were the subject of a previously announced informal inquiry by the SEC. As previously disclosed, the inquiry appears to be primarily related to the other-than-temporary impairment charges announced by the Company in April 2003, in connection with its investments in corporate bond and loan obligations. The Company does not expect to comment further regarding this matter, as the formal order is a confidential document directing a non-public investigation.
14. SUBSEQUENT EVENT
On April 2, 2007, a former officer of Westernbank forfeited 10,000 stock options.

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
GENERAL
W Holding Company, Inc. (the “Company”) is a financial holding company offering a full range of financial services. The business of the Company is conducted primarily through its wholly owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company’s other direct subsidiary is Westernbank Insurance Corp. The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance. The assets, liabilities, revenues and expenses of Westernbank Insurance Corp. at March 31, 2007 and December 31, 2006, and for the three month periods ended March 31, 2007 and 2006, were not significant.

In July 2000, the Company became a financial holding company under the Bank Holding Company Act. As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards.
At March 31, 2007, the Company had total assets of $17.55 billion, a loan portfolio-net of $8.93 billion, an investment portfolio, excluding short-term money market instruments, of $7.29 billion, deposits of $9.96 billion, borrowings of $6.22 billion and stockholders’ equity of $1.23 billion. The Company efficiency ratio for the three month period ended March 31, 2007 was 38.04%.
Westernbank is the second largest commercial bank in Puerto Rico, based on total assets at March 31, 2007. Westernbank operates through a network of 57 bank branches (including 20 Expresso of Westernbank branches) located throughout Puerto Rico, including 33 in the Western and Southwestern regions, 14 in the San Juan metropolitan area, 8 in the Northeastern region, and 2 in the Eastern region, and a website on the Internet. Westernbank’s deposits, excluding Individual Retirement Accounts (IRAs), are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC, up to $100,000 per depositor. IRAs are insured by DIF up to $250,000 per depositor. Westernbank traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates five other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Center Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 and Westernbank International Trade Services, established during the first quarter of year 2006, a division which specializes in international trade products and services. Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc., which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at March 31, 2007 and December 31, 2006, and for the three month periods ended March 31, 2007 and 2006, were not significant. In addition, Westernbank owns 100% of the voting shares of Westernbank Financial Center Corp. (“WFCC”). WFCC was incorporated under the laws of the State of Florida to carry out commercial lending and other related activities in the United States of America and commenced operations in February 2007.
Westernbank seeks to differentiate itself from other banks by focusing on customer relationships and personalized service, offering customers direct access to senior management. As part of this strategy, Westernbank strives to make fast and effective decisions locally. Westernbank’s branches offer modern facilities with advanced technology and remain open to customers for longer hours compared to many other local banks, with a number of branches offering both Saturday and Sunday hours. In addition, Westernbank trains its employees to promote an effective and customer-focused sales culture. Westernbank is one of the fastest-growing commercial banks in Puerto Rico, increasing both total assets and loans at an average annual growth rate of over 25.20% for the last five fiscal years. The Company has achieved this growth while consistently maintaining a combined delinquency ratio on all loan portfolios for the categories of 60 days and over below 1.00%.
The Company continues to emphasize growing Westernbank’s commercial loan portfolio through commercial real estate, asset-based, unsecured business and construction lending. As a result, the Company’s asset composition is mainly composed of assets with shorter maturities and greater repricing flexibility. At March 31, 2007, commercial real estate-mortgage, commercial, industrial and agricultural (“Commercial and C&I”) and construction loans were $7.26 billion or 81.29% (82.28% of which are collateralized by real estate) and consumer loans were $799.1 million or 8.95% (61.10% of which are collateralized by real estate) of the $8.93 billion loan portfolio-net. Investment securities, excluding money market instruments of $819.0 million, totaled $7.29 billion at March 31, 2007. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 84% of its loans collateralized by real estate as of March 31, 2007.
The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. The Company has opened 15 branches in the San Juan metropolitan area since 1998. In 2002, Westernbank acquired Westernbank World Plaza; a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, the Bank’s regional commercial lending office and the headquarters for Westernbank Business Credit, the Expresso of Westernbank and Westernbank International Trade Services divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage. In September 2006 and March 2007, the Company opened its newest mega branches in the cities of Bayamón and Canóvanas, respectively.
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

The Company’s financial performance is reported in two primary business segments, the traditional banking operations of Westernbank Puerto Rico and the activities of Westernbank’s division known as Westernbank International, which includes the activities of WFCC (“Westernbank International”). Other operations of the Company, not reportable in either segment, include Westernbank Business Credit Division; Westernbank Trust Division; Westernbank International Trade Services Division; SRG Net, Inc.; Westernbank Insurance Corp.; Westernbank World Plaza, Inc.; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income of its two wholly-owned subsidiaries.
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
Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. At March 31, 2007 and December 31, 2006, and for the three month periods ended March 31, 2007 and 2006, substantially all of Westernbank International’s business activities consisted of investments in securities of and loans to entities located in the United States of America. At March 31, 2007, Westernbank International had $272.5 million in loans receivable-net of which $115.2 million were outside of the United States of America (“foreign loans”).
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
At March 31, 2007, driven by the continued increase in the loan portfolio, total assets ended at $17.55 billion. Total assets grew $394.6 million or 2.30%, from $17.15 billion at December 31, 2006, principally driven by the growth of $291.4 million or 3.37% and $266.6 million or 3.79% in the loans-net portfolio and in the investment portfolio, excluding money market instruments, respectively; partially offset by a decrease of $152.6 million or 15.70% in money market instruments. Changes between the investment portfolio and money market instruments were attributable to the reinvestment of matured money market instruments in tax exempt securities, specifically U.S. Government and agencies obligations on a short-term basis, as part of the management strategy of growing the Company’s exempt interest income. Continuing management’s strategy implemented in the latter part of 2004, and in light of the current interest rate scenario and a flat-to-inverted yield curve during the quarter ended March 31, 2007, the Company has continued to emphasize the growth of its loan portfolio, principally through floating rate loans, so as to lessen the impact of margin compression, while remaining on the sidelines of the investment side until investment opportunities arise.
Loans receivable-net, grew $291.4 million or 3.37%, to $8.93 billion at March 31, 2007, compared to $8.64 billion at December 31, 2006. This increase reflects the Company’s emphasis on continued growth in its variable rate loan portfolio mainly through Commercial and C&I and construction loan portfolio. As a result, commercial real estate collateralized loan portfolio increased from $4.95 billion as of December 31, 2006, to $5.20 billion as of March 31, 2007, an increase of $249.3 million or 5.04%. The commercial, industrial and agricultural loan portfolio increased from $1.27 billion at December 31, 2006, to $1.29 billion at March 31, 2007, up by $12.2 million. The construction loan portfolio increased from $722.8 million at December 31, 2006, to $779.4 million at March 31, 2007, up by $56.6 million or 7.83%.
Stockholders’ equity increased by $3.0 million, to $1.23 billion as of March 31, 2007, when compared to December 31, 2006. Such increase principally resulted from the combination of the net income of $28.7 million generated during the quarter ended March 31, 2007 and the proceeds from the exercise of stock options of $1.2 million, almost offset by the cumulative effect of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”), which resulted in a charge to retained earnings of $10.6 million, and the dividends declared during the same quarter of $7.8 million and $9.2 million on the Company’s common and preferred shares, respectively.

The Company has continued to manage its interest rate risk and operating expenses. The Company has maintained operating expenses at adequate levels and achieved an efficiency ratio of 38.04% for the three month period ended March 31, 2007.
Net income for the three months ended March 31, 2007, decreased to $28.7 million or $0.12 earnings per basic and diluted common share, down $6.7 million or 18.85%, when compared to $35.4 million or $0.16 earnings per basic common share ($0.15 on a diluted basis) for the same period in 2006. Net income for the first quarter of 2007 was impacted by an increase of $3.4 million or 4.29% in net interest income, an increase of $1.8 million in noninterest income, and a decrease of $2.7 million in the provision for income taxes, offset by the combination of a $9.0 million increase in the provision for loan losses (mainly attributed to the loan portfolio of the Company’s asset-based lending division) and an increase of $5.6 million in noninterest expenses.
On a linked quarter comparison, net income for the quarter ended March 31, 2007 increased by $10.9 million or 60.83%, when compared to $17.9 million for the quarter ended December 31, 2006. This increase mainly resulted from a $12.0 million lower provision for loan losses as a result of a lower increase in net loans charged-off, non-performing loans and specific allowances on classified loans when compared with the quarter ended December 31, 2006. Interest income for the quarter ended December 31, 2006, included a $5.9 million prepayment fee collected on a commercial loan relationship.
Income available to common stockholders for the three month period ended March 31, 2007, decreased to $19.5 million, down $6.7 million or 25.49%, when compared to $26.2 million for the same period in 2006.
The return on assets (ROA) and the return on common stockholders’ equity (ROCE) for the quarter ended March 31, 2007, were 0.66% and 11.16%, respectively, as compared to 0.86% and 15.57% reported for the same quarter in 2006.
On January 1, 2007, the Company adopted FIN No. 48. The cumulative effect adjustment of $10.6 million was charged to retained earnings to increase the accrued liability for uncertain income tax positions and the deferred income tax asset by $12.5 million and $1.9 million, respectively.
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

Net interest income for the first quarter ended March 31, 2007, was $81.9 million, an increase of $3.4 million or 4.29%, from $78.6 million for the same quarter in 2006. This increase in net interest income resulted from a $7.1 million positive volume variance, which was partially offset by a $3.7 million negative rate variance.
Average interest-earning assets for the first quarter of 2007 increased by $846.8 million or 5.30%, compared to the same quarter in year 2006. The average loan portfolio increased by $804.6 million or 10.08%, particularly in the commercial real estate collateralized and commercial, industrial and agricultural (“Commercial & C&I”) and in the construction loan portfolios. The average investment portfolio, excluding mortgage-backed securities and money market instruments, increased by $64.5 million or 0.99% (less than 1%), primarily in short-term tax-exempt securities, such as U.S. Government Agencies discount notes. Average mortgage-backed securities decreased by $39.6 million or 6.09%, while average money market instruments increased by $17.2 million or 2.07%. The change in the investments portfolio is attributable to the reinvestment in short-term tax-exempt securities, specifically U.S. Government Agencies discount notes, as part of management’s strategy of growing the Company’s tax exempt interest income.
The average yield earned on interest-earning assets increased 58 basis points, from 5.86% for the first quarter ended March 31, 2006, to 6.44% for the same quarter in 2007. The increase in the average yield for the first quarter of 2007 was mainly due to higher average yields earned on all the categories of interest-earning assets. The increase in the average yield earned on the loan portfolio was due to new higher yielding loans and the repricing of existing floating and adjustable rate Commercial and C&I loans. During the last four quarters ended March 31, 2007, the Federal Reserve has increased the Fed Funds Target Rate by 50 basis points reflected equally on the Prime Rate, the index used by the Bank to reprice most of its floating rate commercial loans.
For the quarter ended March 31, 2007, the Company’s overall cost of funds increased 60 basis points, from 4.15% to 4.75%, when compared to the same quarter in 2006. This increase was due to a general increase in the cost of funding sources of the Company. The average interest rate paid on deposits increased by 76 basis points, from 3.81% for the quarter ended March 31, 2006, to 4.57% for the same quarter in 2007. Average interest rate paid on federal funds purchased and repurchase agreements increased by 43 basis points, from 4.58% for the quarter ended March 31, 2006, to 5.01% for the same quarter in 2007. The average interest rate paid on advances from the FHLB also increased by 68 basis points, from 4.95% for the quarter ended March 31, 2006, to 5.63% for the same quarter in 2007.
The growth in average interest-earning assets for the quarter ended March 31, 2007 was offset by an increase in the average interest-bearing liabilities of $938.7 million or 6.30%, for the quarter ended March 31, 2007. Deposits grew in average by $1.09 billion or 12.89%, during the first quarter of 2007, while other borrowings (federal funds purchased, repurchase agreements, and advances from FHLB and borrowings under line of credit) in average decreased by $150.4 million or 2.34%, when compared to the same quarter in 2006. There were no outstanding lines of credit at December 31, 2006 or during the comparable quarter in year 2006.

On a linked quarter comparison, the average yield earned in interest-earning assets increased 2 basis points, from 6.42% for the fourth quarter of 2006 to 6.44% for the first quarter of 2007. The increase in the average yield for the first quarter of 2007 was mainly due to higher average yields earned on the investment portfolio, mortgage backed securities portfolio and money market instruments portfolio, while the average yield earned on the loan portfolio slightly decreased from 8.55% to 8.48%. The average yield earned on the loan portfolio for the fourth quarter of 2006 includes a $5.9 million prepayment fee collected on a commercial loan relationship. Meanwhile, the Company’s overall cost of funds increased by 6 basis points for the first quarter of 2007, as compared to the fourth quarter of 2006. The increase in the overall cost of funds was principally due to an increase of 13 basis points in the average interest rate paid on deposits, from 4.44% for the fourth quarter of 2006, to 4.57% for the first quarter of 2007.
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

	Three Months Ended March 31,
	2007			2006
			Annualized			Annualized
		Average	Average		Average	Average
	Interest	Balance (1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
	(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$183,818	$8,789,439	8.48%	$149,819	$7,984,850	7.61%
Investment securities (3)	66,522	6,581,804	4.10	64,896	6,517,255	4.04
Mortgage-backed securities (4)	6,931	610,355	4.61	7,278	649,929	4.54
Money market instruments	10,120	848,853	4.84	8,936	831,604	4.36

Total	267,391	16,830,451	6.44	230,929	15,983,638	5.86

Interest-bearing liabilities:
Deposits	107,506	9,541,900	4.57	79,478	8,452,711	3.81
Federal funds purchased and repurchase agreements	76,224	6,166,709	5.01	70,830	6,271,307	4.58
Advances from FHLB	1,455	104,777	5.63	2,061	168,777	4.95
Borrowings under line of credit	272	18,155	6.08	—	—	—

Total	185,457	15,831,541	4.75	152,369	14,892,795	4.15

Net interest income	$81,934			$78,560

Interest rate spread			1.69%			1.71%

Net interest-earning assets		$998,910			$1,090,843

Net yield on interest-earning assets (5)			1.97%			1.99%

Ratio of interest-earning assets to interest-bearing liabilities		106.31%			107.32%

Tax equivalent spread:
Interest-earning assets	$267,391	$16,830,451	6.44%	$230,929	$15,983,638	5.86%
Tax equivalent adjustment	5,132	—	0.13	5,360	—	0.14

Interest-earning assets - tax equivalent	272,523	$16,830,451	6.57	236,289	$15,983,638	6.00

Interest-bearing liabilities	185,457	$15,831,541	4.75	152,369	$14,892,795	4.15

Net interest income	$87,066			$83,920

Interest rate spread			1.82%			1.85%

Net yield on interest - earning assets (5)			2.10%			2.13%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude non-performing loans. Loan fees, net amounted to $4.8 million, and $3.6 million for the three-month period ended March 31, 2007 and 2006, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Annualized net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and changes in interest rates.

	Three Months Ended March 31,
	2007 vs. 2006
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$15,906	$18,093	$33,999
Investment securities (1)	647	979	1,626
Mortgage-backed securities (2)	(451)	104	(347)
Money market instruments	181	1,003	1,184

Total increase in interest income	16,283	20,179	36,462

Interest expense:
Deposits	11,041	16,987	28,028
Federal funds purchased and repurchase agreements	(1,157)	6,551	5,394
Advances from FHLB	(950)	344	(606)
Borrowings under line of credit	272	—	272

Total increase in interest expense	9,206	23,882	33,088

Increase (decrease) in net interest income	$7,077	$(3,703)	$3,374

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
Provision For Loan Losses
The provision for loan losses amounted to $16.0 million for the first quarter of 2007, up by $9.0 million, from $7.0 million for the same period in 2006. The allowance for loan losses reached $136.9 million as of March 31, 2007. The increase in the provision for loan losses for the period is attributable to the following factors: first, the overall growth in the Company’s loan portfolio, mainly those of its Commercial and C&I loans; and second, to higher non-performing loans and net loans charged-off during the period.
Commercial and C&I loan portfolio grew to $6.48 billion at March 31, 2007, an increase of $261.5 million or 4.20%, when compared to December 31, 2006. On a year-to-year basis, the Commercial and C&I loan portfolio grew $1.03 billion or 18.80%, from $5.46 billion at March 31, 2006. Westernbank Business Credit loan portfolio stands at $1.41 billion at March 31, 2007, a decrease of $45.5 million or 3.12%, when compared to December 31, 2006, and an increase of $58.4 million and 4.32%, when compared to March 31, 2006.
The provision for loan losses for the asset-based lending division increased by $3.8 million for the quarter ended March 31, 2007, when compared to the same period in 2006. Such increase is mainly attributable to two factors: first, the increase in the Division’s loan portfolio from

$1.35 billion at March 31, 2006, to $1.41 billion at March 31, 2007, and second, the increase in classified loans of the Division’s loans portfolio. During the quarter ended March 31, 2007, the Company classified two loans of the Division’s loan portfolio with outstanding principal balances of $11.4 million and $6.8 million at March 31, 2007. These loans required valuation allowances as follows: $1.9 million for the $11.4 million loan and $2.0 million for the $6.8 million loan. These loans have shortfalls in the collaterals and in the financial condition of the borrowers. The average yield of Westernbank Business Credit Division’s loan portfolio at March 31, 2007, was 10.07%.
The provision for possible loan losses for the consumer loans portfolio, including the Expresso of Westernbank loan portfolio, amounted to $5.9 million for the quarter ended March 31, 2007, an increase of $4.2 million, from $1.7 million for the same quarter in 2006. The increase is attributable to higher net loans charged-off during the first quarter of 2007, when compared to the same quarter in 2006. The provision for loan losses of the Expresso of Westernbank loan portfolio grew by $2.0 million, from $1.5 million in the first quarter of 2006, to $3.5 million in same quarter in 2007. Loans charged-off by the Expresso of Westernbank Division during the first quarter of 2007 were $2.6 million, compared to $1.7 million for the same quarter in year 2006. At March 31, 2007, the Expresso of Westernbank loan portfolio decreased from $133.7 million at March 31, 2006, to $129.0 million at December 31, 2006, to $125.6 million at March 31, 2007, a decrease of $8.1 million on a year-to-year basis, and $3.4 million, when compared to December 31, 2006. The average yield of the Expresso of Westernbank loan portfolio was 22.84% at March 31, 2007. Also, the portion of the loan portfolio of the Expresso of Westernbank collateralized by real estate at March 31, 2007, already accounts for 20% of the outstanding balance.
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
Net loans charged-off in the first quarter of 2007 were $5.9 million or 0.27% (annualized) to average loans, an increase of $2.8 million, when compared to $3.1 million or 0.16% (annualized) to average loans for the same period in 2006. The increase in net loans charged-off when compared to same quarter in 2006 was due to the following two factors; first, an increase in consumer loans charged-off of $1.4 million or 63.56%, and second, to a decrease in total recoveries of loans previously charged-off of $1.3 million or 59.02%. The increase in consumer loans charged-off was primarily due to an increase of $948,000 in loans charged-off by the Expresso of Westernbank division. Loans charged-off by the Expresso of Westernbank Division during the first quarter of year 2007 were $2.6 million, compared to $1.7 million for the same quarter in year 2006.
Non-performing loans amounted to $191.8 million or 2.12% of the total loan portfolio at March 31, 2007, an increase of $26.0 million, when compared to $165.8 million or 1.89% of the total loan portfolio at December 31, 2006. The increase in non-performing loans is mainly due to two loans of the Company’s asset based lending division, with outstanding principal balances of $11.4 million and $6.8 million at March 31, 2007. These loans have shortfalls in the collaterals and in the financial condition of the borrowers. These loans required valuation allowances at

March 31, 2007 as follows: $1.9 million for the $11.4 million loan and $2.0 million for the $6.8 million loan. In addition, the increase in non-performing loans is due to one borrower with four commercial loans with an aggregate principal balance of $4.4 million and two additional commercial loans with principal balances of $1.6 million and $1.4 million. At March 31, 2007, the $4.4 million loans from one borrower required a valuation allowance of $1.4 million, while the additional loan of $1.6 million required a valuation allowance of $357,000. At March 31, 2007, the $1.4 million loan did not require a valuation allowance. At March 31, 2007, none of the additional non-performing loans exceeded $1.0 million in outstanding principal balance.
The Company’s combined delinquency on all portfolios for the categories of 60 days and over was 0.72% (less than 1%) at March 31, 2007, an increase of 6 basis points when compared to 0.66% (less than 1%) at December 31, 2006. The increase in the combined delinquency ratio is the result of an increase in delinquent loans of the Commercial and C&I and construction loan portfolios, mainly in loans collateralized by real estate properties.
The delinquency ratio on the Commercial and C&I and construction loan portfolios for the categories of 60 days and over increased to 0.68% (less than 1%), when compared to 0.63% (less than 1%) at December 31, 2006, an increase of 5 basis points. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 2 basis points, to 1.54% at March 31, 2007, when compared to 1.52% at December 31, 2006. The increases in both delinquency ratios from 2006 to 2007 were principally attributable to delinquencies in Commercial and C&I loans and regular consumer loans past due over 90 days which are collateralized by real estate properties.
On a quarter-to-quarter basis, the combined delinquency on all portfolios for the categories of 60 days and over increased by 7 basis points, when compared to the year-ago combined delinquency ratio of 0.65% at March 31, 2006. As explained before, the increase in the overall delinquency ratio resulted from the increase in delinquent loans of the Commercial and C&I loan portfolio, mainly in loans collateralized by real estate properties. The delinquency ratio on the Commercial and C&I and construction loan portfolios for the categories of 60 days and over increased by 2 basis points to 0.68% (less than 1%), when compared to the year-ago ratio of 0.66% at March 31, 2006. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 21 basis points to 1.54% at March 31, 2007, from 1.33% for the comparable period in 2006. The increases in both delinquency ratios are principally attributable to Commercial and C&I loans and consumer loans past due over 60 days which are collateralized by real estate properties.
At March 31, 2007, the allowance for possible loan losses was 71.35% of total non-performing loans (reserve coverage). Most of the Company’s non-performing loans are collateralized with real estate properties, accounts receivable, inventories and equipment. Of the total allowance of $136.9 million, $45.0 million is the Company’s specific allowance and the remaining $91.9 million is the general allowance component.
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
Noninterest Income
Noninterest income increased $1.8 million or 19.86% for the three-month period ended March 31, 2007, when compared to the same period in 2006. This is the result of an increase of $1.4 million on service fees and other fees and commissions, due to higher activity associated with the Company’s overall growing volume of business, and a positive variance of $287,000 in net gain on derivative instruments, as a result of the mark to market valuation of such positions.
Noninterest Expenses
Total noninterest expenses increased $5.6 million or 19.05% for the three-month period ended March 31, 2007, when compared to the corresponding period in 2006. Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $1.8 million or 12.88% for the quarter ended March 31, 2007, when compared to the corresponding period in 2006. Such increase is mainly attributed to the increases in personnel, normal salary increases and related employees’ benefits, principally related to the Company’s continued expansion in all of its business areas, mainly in the San Juan Metropolitan area. In September 2006 and March 2007, the Company opened its two newest mega branches in the cities of Bayamón and Canóvanas. Also, during the first quarter of year 2006, the Company established Westernbank International Trade Services (“WITS”), a division of Westernbank Puerto Rico that provides international trade products and services to customers. At March 31, 2007, the Company had 1,386 full-time employees, including its executive officers, an increase of 30 employees or 2.21% since March 31, 2006.
Deposit insurance premiums and supervisory examination expenses increased $1.1 million for the three months ended March 31, 2007, when compared to the same period in 2006. The increase was mainly due to the increase in premiums assessed by the Federal Deposit Insurance Corporation (the “FDIC”) as a result of final FDIC assessment regulations adopted on November 2, 2006. The final regulations implemented certain changes to FDIC assessments, which changes became effective in 2007.
Noninterest expenses, other than salaries and employees’ benefits and deposit insurance premiums and supervisory examination expenses discussed above, increased by $2.7 million or 18.51% for the quarter ended March 31, 2007, when compared to the same period in 2006. Such increase resulted primarily from the additional investment in technology and general infrastructure to sustain and coordinate the Company’s growth and expansion in all of its business areas, mainly in the San Juan Metropolitan area.

The Company has maintained operating expenses at adequate levels and achieved an efficiency ratio of 38.04% for the first quarter of 2007, compared to 33.72% for the same period in 2006, respectively. The change in the efficiency ratio in 2007 was mainly due to increases in non-interest expenses.
Provision for Income Taxes
The provision for income taxes decreased $2.7 million or 17.15% for the three–month period ended March 31, 2007, when compared to the same period in 2006. The current provision for income taxes for the first quarter of 2007 amounted to $14.9 million, a decrease of $2.1 million or 12.48%, when compared to $17.2 million for the same period of 2006. Such decrease in the provision for income taxes is mainly attributed to the end of the transitory income taxes of 2% and 2.5% approved by the Government of Puerto Rico on May 13, 2006 and August 1, 2006, respectively, which ended on December 31, 2006, partially offset by the increases in the provisions for foreign income tax and uncertain income tax positions, when compared to the same period in 2006.
As explained before, on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the new guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN No. 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized income tax benefits. On January 1, 2007, the cumulative effect adjustment of $10.6 million was charged to retained earnings to increase the accrued liability for uncertain income tax positions and the deferred income tax asset by $12.5 million and $1.9 million, respectively.
The deferred credit for the quarter ended March 31, 2007, increased by $585,000, when compared to the same period in the prior year. Such increase is attributable to temporary differences in the recognition of certain items for tax and financial reporting purposes, principally changes in the allowance for loan losses and in the fair value of derivative instruments.
See “Note 8 — Income Taxes” — Notes to Condensed Consolidated Financial Statements.
Net Income
Net income for the three months ended March 31, 2007, decreased to $28.7 million or $0.12 earnings per basic and diluted common share, down $6.7 million or 18.85%, when compared to $35.4 million or $0.16 earnings per basic common share ($0.15 on a diluted basis) for the same period in 2006. Net income for the first quarter of 2007 was impacted by an increase of $3.4 million or 4.29% in net interest income, an increase of $1.8 million in noninterest income, and a decrease of $2.7 million in the provision for income taxes, offset by the combination of a $9.0 million increase in the provision for loan losses (mainly attributed to the loan portfolio of the Company’s asset-based lending division) and an increase of $5.6 million in noninterest expenses.
FINANCIAL CONDITION
The Company had total assets of $17.55 billion as of March 31, 2007, compared to $17.15 billion as of December 31, 2006, an increase of $394.6 million or 2.30%. Loans receivable-net, grew by $291.4 million or 3.37%, from $8.64 billion at December 31, 2006, to $8.93 billion at March 31, 2007, as a result of the Company’s continued strategy of growing its loan portfolio through commercial real estate collateralized, construction and land acquisition, asset-based and other commercial loans. The investment portfolio, excluding money market instruments, stands at $7.29 billion at March 31, 2007, an increase of $266.6 million or 3.79%, in comparison to December 31, 2006. Money market instruments decreased by $152.6 million or 15.70%, from $971.6 million at December 31, 2006, to $819.0 million at March 31, 2007. Changes between the investment portfolio and short-term money market instruments were attributable to the reinvestment of matured money market instruments in tax exempt securities, specifically U.S. Government and agencies obligations on a short-term basis, as part of the management strategy of growing the Company’s exempt interest income. Continuing management’s strategy implemented in the latter part of 2004, and in light of the current interest rate scenario and a flat-to-inverted yield curve during the quarter ended March 31, 2007, the Company has continued to emphasize the growth of its loan portfolio, principally through floating rate loans, so as to lessen the impact of margin compression, while remaining on the sidelines of the investment side until investment opportunities arise.
As of March 31, 2007, total liabilities amounted to $16.32 billion, an increase of $391.6 million or 2.46%, when compared to $15.93 billion as of December 31, 2006. Deposits increased $623.0 million or 6.67%, from $9.34 billion as of December 31, 2006, to $9.96 billion as of March 31, 2007. Federal funds purchased and repurchase agreements decreased by $268.4 million or 4.25%, from $6.32 billion at December 31, 2006, to $6.05 billion at March 31, 2007. Advances from the FHLB decreased by $25.0 million or 19.69%, from $127.0 million at December 31, 2006, to $102.0 million at March 31, 2007. Borrowings under line of credit stand at $32.5 million as of March 31, 2007. At December 31, 2006, there were no outstanding borrowings under the line of credit.
Stockholders’ equity increased by $3.0 million, to $1.23 billion as of March 31, 2007, when compared to December 31, 2006. Such increase principally resulted from the combination of the net income of $28.7 million generated during the quarter ended March 31, 2007 and the proceeds from the exercise of stock options of $1.2 million, almost offset by the cumulative effect of the adoption of FIN No. 48 which resulted in a charge to retained earnings of $10.6 million, as explained before, and the dividends declared during the same quarter of $7.8 million and $9.2 million on the Company’s common and preferred shares, respectively.
Loans
Loans receivable-net, were $8.93 billion or 50.90% of total assets at March 31, 2007, an increase of $291.4 million or 3.37%, when compared to $8.64 billion or 50.37% of total assets at December 31, 2006.

The Company continues to focus on growing its commercial loans portfolio through commercial real estate, construction and land acquisition, asset-based and other commercial loans. As a result, the commercial real estate mortgage loan portfolio increased $249.3 million or 5.04%, from $4.95 billion at December 31, 2006, to $5.20 billion at March 31, 2007. The commercial, industrial and agricultural loan portfolio was $1.29 billion as of March 31, 2007, an increase of $12.2 million or 0.96%, from $1.27 billion at December 31, 2006. The residential real estate-mortgage loan portfolio remained almost unchanged at $1.01 billion as of March 31, 2007, when compared to December 31, 2006. Consumer and other loan portfolio, including credit cards and loans on deposits, decreased from $810.0 million at December 31, 2006, to $799.1 million at March 31, 2007.
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
During the last five fiscal years, loans have grown at an average annualized rate of 25.20%. As of March 31, 2007, Commercial and C&I and construction loans were $7.26 billion or 81.29% (82.28% of which are collateralized by real estate) and consumer loans were $799.1 million or 8.95% (61.10% of which are collateralized by real estate) of the $8.93 billion loan portfolio-net. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 84% of its loans collateralized by real estate as of March 31, 2007. At March 31, 2007, Westernbank Business Credit, the Company’s asset-based lending division, had commercial loans principally secured by real estate (42%), accounts receivable, inventory and equipment amounting to $1.41 billion and the Expresso of Westernbank (generally unsecured consumer lending) division’s loan portfolio amounted to $125.6 million. At March 31, 2007, the average yield on Westernbank Business Credit division asset-based loan portfolio was 10.07%, while for the Expresso of Westernbank division’s loan portfolio, the average yield was 22.84%.

The following table sets forth the composition of Westernbank’s loan portfolio at the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate — mortgage (1)	$5,195,214	58.2%	$4,945,932	57.2%
Residential real estate — mortgage (2)	1,009,200	11.3	1,014,957	11.8
Construction — mortgage	779,367	8.7	722,789	8.4
Commercial, industrial and agricultural (1)	1,286,406	14.4	1,274,236	14.7
Consumer and others (3) (4)	799,112	8.9	809,953	9.4

Total loans	9,069,299	101.5	8,767,867	101.5
Allowance for loan losses	(136,886)	(1.5)	(126,844)	(1.5)

Loans — net	$8,932,413	100.0%	$8,641,023	100.0%

(1)	Includes $1.41 billion and $1.46 billion at March 31, 2007 and December 31, 2006, respectively, of Westernbank Business Credit division outstanding loans.

(2)	Includes fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico mainly secured by mortgages on one-to-four family residential properties with an outstanding principal balance of $914.8 million and $940.0 million at March 31, 2007 and December 31, 2006, respectively.

(3)	Includes $125.6 million and $129.0 million of Expresso of Westernbank division outstanding loans at March 31, 2007 and December 31, 2006, respectively.

(4)	Includes $488.3 million and $490.7 million collateralized by real estate at March 31, 2007 and December 31, 2006, respectively.
Residential real estate — mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At March 31, 2007, residential and commercial real estate loans included $914.8 million in commercial loans, mainly secured by individual mortgages on one-to-four family residential properties, to two mortgage originator groups in Puerto Rico and $25.6 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.
Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $870.5 million in one mortgage originator group in Puerto Rico at March 31, 2007. In addition, Westernbank has outstanding $44.3 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $914.8 million at March 31, 2007. These commercial loans are secured by 11,421 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $81,000. Westernbank’s historical experience with the mortgage originator groups is that they have paid these loans in accordance with their terms. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its portfolio until these are paid in full.

Westernbank originated $426.2 million of commercial real estate mortgage loans, including construction loans, during the three month period ended March 31, 2007. At March 31, 2007, commercial real estate mortgage loans totaled $5.20 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans, mainly to entities in Canada and in the United Kingdom, amounted to $115.2 million at March 31, 2007. At March 31, 2007, the Company maintained its status as a secured lender, with approximately 84% of its loans collateralized by real estate.
The portfolio of consumer and other loans at March 31, 2007, consisted of consumer loans of $799.1 million, of which $488.3 million are secured by real estate, $274.9 million are unsecured consumer loans (consisting of $99.4 million of Expresso of Westernbank division unsecured loan portfolio, credit card loans of $47.9 million and other consumer loans of $127.6 million) and loans secured by deposits in Westernbank totaling $35.9 million.
The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at March 31, 2007. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		MATURITIES
			After one year to five years		After five years
	Balance outstanding	One year or less	Fixed interest	Variable interest	Fixed interest	Variable interest
		(In thousands)
Commercial real estate — mortgage	$5,195,214	$1,627,049	$317,274	$835,435	$124,928	$2,290,528
Residential real estate — mortgage (1)	1,009,200	8,041	57,199	161	908,693	35,106
Construction — mortgage	779,367	559,781	—	219,586	—	—
Commercial, industrial and agricultural	1,286,406	634,700	71,890	504,172	18,755	56,889
Consumer and others	799,112	132,835	162,796	10,460	82,983	410,038

Total	$9,069,299	$2,962,406	$609,159	$1,569,814	$1,135,359	$2,792,561

(1)	Includes fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico mainly secured by mortgages on one-to-four family residential properties with an outstanding principal balance of $914.8 million at March 31, 2007.
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
Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. As of March 31, 2007, Westernbank’s Commercial and C&I and construction loan portfolios had a total delinquency ratio, including the categories of 60 days and over, of 0.68% (less than 1%), compared to 0.63% (less than 1%) at December 31, 2006. For further explanation on the delinquency ratio of the Company’s commercial loan portfolio refer to section “Non-performing loans and foreclosed real estate held for sale”.

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
Westernbank offers the service of VISA TM and MasterCard TM credit cards. At March 31, 2007, there were approximately 21,698 outstanding accounts, with an aggregate outstanding balance of $47.9 million and unused credit card lines available of $80.8 million.
In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. As of March 31, 2007, Westernbank’s consumer loan portfolio, including the Expresso of Westernbank loan portfolio, had a total delinquency ratio, including the categories of 60 days and over, of 1.54%, an increase of 2 basis points when compared to 1.52% at December 31, 2006. The increase in the delinquency ratio from 2006 to 2007 was mainly due to delinquencies in regular consumer loans past due over 90 days which are collateralized by real estate properties.
Westernbank has 84% of its loan portfolio as of March 31, 2007, secured by real estate. The Company’s combined delinquency on all portfolios for the categories of 60 days and over continues to be below 1% for both periods, being 0.72% and 0.66% (less than 1%) at March 31, 2007 and December 31, 2006, respectively.
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
The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale by Westernbank at the dates indicated:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Commercial real estate — mortgages and commercial, industrial and agricultural loans	$179,223	$154,862
Residential real estate mortgage and construction loans	3,833	1,641
Consumer loans	8,785	9,309

Total non-performing loans	191,841	165,812
Foreclosed real estate held for sale	6,223	5,917

Total non-performing loans and foreclosed real estate held for sale	$198,064	$171,729

Interest that would have been recorded if the loans had not been classified as non-performing	$11,371	$9,052

Interest recorded on non-performing loans	$1,805	$4,785

Total non-performing loans as a percentage of total loans at end of period	2.12%	1.89%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	1.13%	1.00%

Non-performing loans amounted to $191.8 million or 2.12% of the total loan portfolio at March 31, 2007, an increase of $26.0 million, when compared to $165.8 million or 1.89% of the total loan portfolio at December 31, 2006. As explained before, the increase in non-performing loans is mainly due to two loans of the Company’s asset based lending division, with outstanding principal balances of $11.4 million and $6.8 million at March 31, 2007. These loans have shortfalls in the collaterals and in the financial condition of the borrowers. These loans required valuation allowances as follows: $1.9 million for the $11.4 loan and $2.0 million for the $6.8 million loan. In addition, the increase in non-performing loans is due to one borrower with four commercial loans with an aggregate principal balance of $4.4 million and two additional commercial loans with principal balances of $1.6 million and $1.4 million. At March 31, 2007, the $4.4 million loans from one borrower required a valuation allowance of $1.4 million, while the additional loan of $1.6 million required a valuation allowance of $357,000. At March 31, 2007, the $1.4 million loan did not require a valuation allowance. At March 31, 2007, none of the additional non-performing loans exceeded $1.0 million in outstanding principal balance.
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
At March 31, 2007, the allowance for loan losses was $136.9 million, consisting of $91.9 million formula allowance (general allowance) and $45.0 million of specific allowance. As of March 31, 2007, the allowance for loan losses equals 1.51% of total loans, compared with an allowance for loan losses at December 31, 2006, of $126.8 million or 1.45% of total loans.
As of March 31, 2007, there have been no significant changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Balance, beginning of year	$126,844	$92,406	$92,406

Loans charged-off:
Commercial real estate mortgage and commercial, industrial and agricultural loans (1)	(3,149)	(3,121)	(22,606)
Residential real estate mortgage and construction loans	(60)	(1)	(94)
Consumer loans (2)	(3,667)	(2,242)	(12,576)

Total loans charged-off	(6,876)	(5,364)	(35,276)

Recoveries of loans previously charged-off:
Commercial real estate mortgage and commercial, industrial and agricultural loans	503	1,575	2,846
Residential real estate mortgage and construction loans	20	63	66
Consumer loans (3)	395	602	2,252

Total recoveries of loans previously charged-off	918	2,240	5,164

Net loans charged-off	(5,958)	(3,124)	(30,112)

Provision for loan losses	16,000	7,000	64,550

Balance, end of period	$136,886	$96,282	$126,844

Ratios:
Allowance for loan losses to total loans at end of period	1.51%	1.19%	1.45%
Provision for loan losses to net loans charged-off	268.55%	224.07%	214.37%
Recoveries of loans to loans charged-off in previous year (4)	10.55%	40.99%	23.30%
Net loans charged-off to average total loans (4)(5)	0.27%	0.16%	0.36%
Allowance for loan losses to non-performing loans	71.35%	137.67%	76.50%

(1)	Includes partial charge-offs of $2.0 million and $2.3 million of Westernbank Business Credit division loans for the three-month periods ended March 31, 2007 and 2006, respectively, and $15.8 million for the year ended December 31, 2006.

(2)	Includes $2.6 million and $1.7 million of Expresso of Westernbank loans charged-offs for the three-month periods ended March 31, 2007 and 2006, respectively, and $8.9 million for the year ended December 31, 2006.

(3)	Includes $275,000 and $211,000 of Expresso of Westernbank loan recoveries for the three-month periods ended March 31, 2007 and 2006, respectively, and $1.0 million for the year ended December 31, 2006.

(4)	Net loans charged-off ratios are annualized for comparison purposes.

(5)	Average loans were computed using beginning and period-end balances.
Net loans charged-off in the first quarter of 2007 were $6.0 million or 0.27% (annualized) to average loans, an increase of $2.8 million, when compared to $3.1 million or 0.16% (annualized) to average loans for the same period in 2006. The increase in net loans charged-off when compared to same quarter in 2006 was due to the following two factors; first, an increase in consumer loans charged-off of $1.4 million or 63.56%, and second, to a decrease in total recoveries of loans previously charged-off of $1.3 million or 59.02%. The increase in consumer loans charged-off was primarily due to an increase of $948,000 in loans charged-off by the Expresso of Westernbank division. Loans charged-off by the Expresso of Westernbank Division during the first quarter of year 2007 were $2.6 million, compared to $1.7 million for the same quarter in year 2006.

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

The following table presents the allocation of the allowance for loan losses, the loan portfolio composition percentage and the allowance coverage ratio in each loan category to total loans, as set forth in the “Loans” table on page 47:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Allowance for credit losses at end of period:

Commercial real estate mortgage and commercial, industrial and agricultural loans (1)	$107,857	$103,806
Residential real estate mortgage	7,269	4,654
Construction mortgage	3,895	3,616
Consumer and other (2)	14,644	12,029
Unallocated	3,221	2,739

Total allowance for loan losses	$136,886	$126,844

Loan portfolio composition percentages at end of period:

Commercial real estate mortgage and commercial, industrial and agricultural loans	71.47%	70.94%
Residential real estate mortgage	11.13%	11.58%
Construction mortgage	8.59%	8.24%
Consumer and other	8.81%	9.24%

Total loans	100.00%	100.00%

Allowance coverage ratio at at end of period:

Applicable to:

Commercial real estate mortgage and commercial, industrial and agricultural loans	1.66%	1.67%
Residential real estate mortgage	0.72%	0.46%
Construction mortgage	0.50%	0.50%
Consumer and other	1.83%	1.49%
Unallocated (as a percentage of total loans)	0.03%	0.03%

Total loans	1.51%	1.45%

(1)	Includes an allowance of $77.1 million and $74.3 million for Westernbank Business Credit loans at March 31, 2007 and December 31, 2006, respectively.

(2)	Includes an allowance of $8.9 million and $7.8 million for Expresso of Westernbank loans at March 31, 2007 and December 31, 2006, respectively.
The increase in the allowance for loan losses is attributable to the following factors: first, the overall growth in the Company’s loan portfolio, mainly those of its Commercial and C&I loans; and second, to higher non-performing loans, net loans charged-off and specific reserves during the period, principally in the loan portfolio of the Company’s asset-based lending division, which increased the loan loss factor of this portfolio and its corresponding general allowance.

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
The following table sets forth information regarding the investment in impaired loans:

	March 31, 2007	December 31, 2006
	(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$147,389	$139,498
Do not require a valuation allowance	17,138	22,174

Total	$164,527	$161,672

Valuation allowance for impaired loans	$43,620	$39,106

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Average investment in impaired loans	$162,708	$70,573

Interest collected and recognized as income on impaired loans	$1,805	$731

At March 31, 2007, the Company’s investment in impaired loans increased by $2.9 million, from $161.7 million at December 31, 2006, to $164.5 million at March 31, 2007. The investment in impaired loans covered by a valuation allowance increased by $7.9 million, from $139.5 million at December 31, 2006, to $147.4 million at March 31, 2007. Such increase is mainly due to the classification of one loan of the Company’s asset-based lending division with an outstanding principal balance of $11.4 million at March 31, 2007, and a valuation allowance of $1.9 million. This loan has shortfalls in the collateral and in the financial conditions of the borrower.

Investments
The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Investment Committee (composed of the entire Board of Directors of the Company, the Treasurer and Chief Investment Officer of Westernbank and the Chief Accounting Officer).
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
Federal funds sold and resell agreements amounted to $201.5 million and $608.0 million, respectively, at March 31, 2007. Federal funds sold mature within three business days, while resell agreements mature as follows: $58.0 million within three business days, $200.0 million in 2009, and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable of the resell agreement, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At March 31, 2007, the fair value of the underlying collateral for resell agreements amounted to $620.2 million.

The following table presents the carrying value of investments at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(In thousands)
Held to maturity :
US Government and agencies obligations	$6,583,807	$6,314,091
Puerto Rico Government and agencies obligations	11,664	11,663
Corporate notes	21,433	21,433
Mortgage-backed securities	656,289	660,392

Total	7,273,193	7,007,579

Available for sale:
Puerto Rico Government and agencies obligations	18,099	18,050
Equity securities — common stock	3,466	2,491

Total	21,565	20,541

Total investments	$7,294,758	$7,028,120

Mortgage-backed securities at March 31, 2007 and December 31, 2006, consist of:

	March 31,	December 31,
	2007	2006
	(In thousands)
Mortgage-backed securities held to maturity:
Government National Mortgage Association (GNMA) certificates	$6,877	$7,140
Federal Home Loan Mortgage Corporation (FHLMC) certificates	2,922	3,055
Federal National Mortgage Association (FNMA) certificates	3,223	3,358
Collateralized Mortgage Obligations (CMO’s) certificates issued or guaranteed by FHLMC	570,722	573,735
CMO’s certificates issued or guaranteed by FNMA	72,545	73,104

Total mortgage-backed securities	$656,289	$660,392

At March 31, 2007, no investment of a single issuer (in aggregate balance) exceeded 10% of the Company’s consolidated stockholders’ equity.

The carrying amount of investment securities at March 31, 2007, by contractual maturity (excluding mortgage-backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$849,318	4.46%
Due after one year through five years	5,559,489	4.00
Due after five years through ten years	175,000	4.00

	6,583,807	4.06

Puerto Rico Government and agencies obligations:
Due within one year	3,008	6.00
Due after one year through five years	18,128	5.14
Due after five years through ten years	8,627	6.28

	29,763	5.56

Other:
Due after ten years	21,433	8.33

Total	6,635,003	4.08
Mortgage-backed securities	656,289	4.26
Equity securities	3,466	2.23

Total	$7,294,758	4.10%

The Company’s investment portfolio at March 31, 2007, had an average contractual maturity of 28 months, when compared to an average maturity of 31 months at December 31, 2006. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of March 31, 2007, had a remaining average maturity of 4 months. Under the present interest rate scenario, no single security may be called. However, no assurance can be given that such levels will be maintained in future periods.
The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and the extent to which the fair value has been below its cost, the expectations for that security’s performance, the credit worthiness of the issuer, and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity.
The Company’s investment portfolio as of March 31, 2007 and December 31, 2006, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of March 31, 2007 and December 31, 2006. In addition, the Company does not have investments in residual tranches.

At March 31, 2007 and December 31, 2006, the significant unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. In addition, the held-to-maturity PRGO’s continue to be rated as investment grade as of March 31, 2007. Investment securities with prepayment provisions did not have significant unamortized premiums at March 31, 2007 and December 31, 2006. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $180.3 million and $214.3 million at March 31, 2007 and December 31, 2006, respectively.
Deposits
Westernbank offers a diversified choice of deposit accounts. At March 31, 2007, Westernbank had total deposits of $9.96 billion, of which $717.2 million or 7.20% consisted of savings deposits, $273.9 million or 2.75% consisted of interest bearing demand deposits, $328.8 million or 3.30% consisted of noninterest bearing deposits, and $8.64 billion or 86.75% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
Savings deposits decreased from $728.9 million as of December 31, 2006, to $717.2 million as of March 31, 2007, a decrease of $11.7 million or 1.60%. Other deposits represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $8.61 billion as of December 31, 2006, to $9.24 billion as of March 31, 2007, an increase of $634.6 million or 7.37%. Other deposits include brokered deposits amounting to $7.31 billion at March 31, 2007 and $6.72 billion at December 31, 2006. These accounts have historically been a stable source of funds.
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

At March 31, 2007, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$224,343
over 3 months through 6 months	100,247
over 6 months through 12 months	143,637
over 12 months	71,394

Total	$539,621

The following table sets forth the average amount and the average rate paid on the following deposit categories for the three months ended March 31, 2007 and 2006:

	2007		2006
	Average	Average	Average	Average
	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$8,191,027	5.06%	$7,110,775	4.22%
Savings deposits	712,356	2.11%	777,352	2.07%
Interest bearing demand deposits	270,944	2.15%	290,999	2.05%
Noninterest bearing demand deposits	367,573	—	273,585	—

	$9,541,900	4.57%	$8,452,711	3.81%

Borrowings
The following table sets forth the borrowings of the Company at the dates indicated:

	March 31, 2007	December 31, 2006
	(In thousands)
Federal funds purchased and repurchase agreements	$6,052,049	$6,320,481
Advances from Federal Home Loan Bank (FHLB)	102,000	127,000
Borrowings under line of credit	32,500	—
Mortgage note payable	35,836	35,968

	$6,222,385	$6,483,449

Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.05 billion in repurchase agreements outstanding at March 31, 2007, at a weighted average rate of 4.93%. Repurchase agreements outstanding as of March 31, 2007, mature as follows: $603.8 million within 30 days; $1.16 billion within 31 days to one year; $930.8 million in 2008; $1.49 billion in 2009; $1.21 billion in 2010 and $657.7 million thereafter.

Westernbank also obtains advances from FHLB of New York. As of March 31, 2007, Westernbank had $102.0 million in outstanding FHLB advances at a weighted average rate of 5.55%. Advances from FHLB mature as follows: $60.0 million within one year; and $42.0 million in 2010.
At March 31, 2007, with respect to repurchase agreements amounting to $3.37 billion, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $380.0 million at March 31, 2007, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
At March 31, 2007, Westernbank Financial Center Corp., a wholly owned subsidiary of Westernbank, had a line of credit of $40.0 million granted by another financial institution in the United States of America. At March 31, 2007, the outstanding balance of the line of credit amounted to $32.5 million, with an average interest rate paid of 6.08% and with a maturity date of August 7, 2007.
At March 31, 2007, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding $35.8 million of a mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.
The following table presents certain information regarding Westernbank’s borrowings, excluding the mortgage payable, for the periods indicated.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Amount outstanding at period end	$6,186,549	$6,447,481
Monthly average outstanding balance	6,300,777	6,437,825
Maximum outstanding balance at any month end	6,307,472	6,482,792
Weighted average interest rate:
For the three months and year ended	4.96%	4.82%
At the end of period	4.95%	4.97%

Stockholders’ Equity
Stockholders’ equity increased by $3.0 million, to $1.23 billion as of March 31, 2007, when compared to December 31, 2006. Such increase principally resulted from the combination of the net income of $28.7 million generated during the quarter ended March 31, 2007 and the proceeds from the exercise of stock options of $1.2 million, almost offset by the cumulative effect of the adoption of FIN No. 48 which resulted in a charge to retained earnings of $10.6 million, as explained before, and the dividends declared during the same quarter of $7.8 million and $9.2 million on the Company’s common and preferred shares, respectively.
The period-end number of common shares outstanding increased from 164,486,691 as of December 31, 2006, to 164,897,600 as of March 31, 2007, as a result of the issuance of 410,909 common shares from the exercise of stock options. There was no conversion of the Company’s convertible preferred stock Series A during the quarter ended March 31, 2007.

SELECTED FINANCIAL RATIOS AND OTHER DATA
The following table sets forth, for the indicated periods, certain ratios reflecting the productivity, profitability and other selected data of the Company:

	At and for the		At and for the
	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
	(Amounts in thousands, except per share data)
Per share data:

Dividend payout ratio	40.15%	29.81%	49.10%
Book value per common share	$4.25	$4.15	$4.24
Preferred stock outstanding at end of period	18,157	18,157	18,157
Preferred stock equity at end of period	$530,838	$530,838	$530,838

Performance ratios:

Return on assets (1)	0.66%	0.86%	0.60%
Return on common stockholders’ equity (1)	11.16%	15.57%	9.36%
Efficiency ratio	38.04%	33.72%	34.94%
Operating expenses to total end-of-period assets	0.80%	0.70%	0.73%

Capital ratios:

Total capital to risk-weighted assets	12.23%	12.90%	12.51%
Tier I capital to risk-weighted assets	11.14%	12.08%	11.47%
Tier I capital to average assets	7.06%	7.41%	7.23%
Equity-to-assets ratio (1)	7.09%	7.25%	7.27%

Other selected data:

Total trust assets managed	$547,270	$502,405	$542,733
Branch offices	57	55	56
Number of full-time employees	1,386	1,356	1,363

(1)	The return on assets is computed by dividing annualized net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing annualized net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-assets ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

CRITICAL ACCOUNTING POLICIES AND PRACTICES
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. The information required herein is incorporated by reference from page 73 of the Company’s Consolidated Financial Statements as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, included in the Company’s Annual Report on Form 10-K. Our accounting policy for income taxes was recently modified due to the adoption of FIN No. 48. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which can materially affect the estimate of the effective tax rate and consequently affect our result of operations. Other than the adoption of FIN No. 48, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since the date of our 2006 Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the Company’s ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. The Company monitors its liquidity in accordance with guidelines established by the Investment Committee and applicable regulatory requirements. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and the scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At March 31, 2007, the Company had approximately $1.19 billion in investment securities and other short-term securities, such as money market instruments, maturing or repricing within one year or available for sale. Additional asset-driven liquidity is provided by the remainder of the investment securities available for sale and securitized loans.
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
The Company’s investment portfolio at March 31, 2007, had an average contractual maturity of 28 months. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of March 31, 2007, had a remaining average maturity of 4 months. Under the present interest rate scenario, no single security may be called. However, no assurance can be given that such levels will be maintained in future periods.
As of March 31, 2007, the Company had line of credit agreements with five financial institutions permitting the Company to borrow a maximum aggregate amount of $285.0 million, mainly through federal funds purchased. Outstanding borrowings under lines of credit amounted to $32.5 million at March 31, 2007. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Fed Funds rate. The credit agreements are renewable annually.
Payments, excluding interest, due by period for the Company’s contractual obligations (other than deposit liabilities) at March 31, 2007, are presented below:

		Due after	Due after
		one year	three years
	Due within	through	through	Due after
	one year	three years	five years	five years	Total

	(In thousands)
Short-term borrowings	$637,300	$—	$—	$—	$637,300
Long-term borrowings	1,222,436	2,452,721	1,476,730	433,198	5,585,085
Operating lease obligations	2,307	2,921	1,844	2,794	9,866

Total contractual obligations	$1,862,043	$2,455,642	$1,478,574	$435,992	$6,232,251

Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At March 31, 2007, the Company had $5.79 billion in time deposits that mature during the following twelve months. The Company does not anticipate any difficulty in retaining or replacing such deposits.
The Company has a liability for unrecognized income tax benefits (“uncertain income tax positions”) of $21,425,000 and $10,900,000 at March 31, 2007 and December 31, 2006, respectively. It is not possible to reasonably estimate the timing of payments related to the liability for unrecognized income tax benefits at March 31, 2007.

The contractual amount of the Company’s financial instruments with off-balance sheet risk expiring by period at March 31, 2007, is presented below:

		After one
	Less than one	year to
	year	five years	Total
	(In thousands)
Unused lines of credit	$205,859	$215,762	$421,621
Standby letters of credit	72,552	—	72,552
Commercial letters of credit	7,420	—	7,420
Commitments to extend credit	56,240	449,733	505,973

Total	$342,071	$665,495	$1,007,566

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Westernbank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2007, that the Company and Westernbank meet all capital adequacy requirements to which they are subject.

As of March 31, 2006 (latest examination date), Westernbank qualified as a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At March 31, 2007, there are no conditions or events since the latest examination date that management believes have changed Westernbank’s category.
The following table reflects the Companies’ actual capital amounts and ratios, and applicable regulatory requirements at March 31, 2007:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$1,363,533	12.23%	$891,572	8.00%	N/A	N/A
Westernbank	1,284,854	11.55%	890,114	8.00%	$1,112,643	10.00%

Tier I Capital to Risk Weighted Assets:
Consolidated	1,226,812	11.14%	440,317	4.00%	N/A	N/A
Westernbank	1,148,134	10.45%	439,588	4.00%	659,382	6.00%

Tier I Capital to Average Assets:
Consolidated	1,226,812	7.06%	694,893	4.00%	N/A	N/A
Westernbank	1,148,134	6.64%	691,492	4.00%	864,365	5.00%
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

During 2007, the amount of dividends Westernbank can pay to the Company without prior approval of regulatory agencies is limited to its 2007 eligible net profits, as defined, and its adjusted retained 2006 and 2005 net income. In addition, dividends paid by Westernbank to the Company would be prohibited if the effect thereof would cause Westernbank’s capital to be reduced below applicable minimum capital requirements.
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
Interest rate risk is addressed by the Company’s Asset & Liability Committee (“ALCO”), which includes the full Board of Directors and certain senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition. Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of the Company’s assets minus the market value of its liabilities plus or minus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. The Company measures the impact on market value for an immediate and sustained 200 basis points increase or decrease (shock) in the Fed Funds Target Rate.
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

The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. All long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold for cash soon after origination. In addition, the Company enters into certain derivative financial instruments to hedge various exposures or to modify interest rate characteristics of various statements of financial condition items, such as interest rate swaps entered into to modify the interest rate characteristic of certain fixed-rate brokered certificates of deposit. This structured variable rate funding matches well with the Company strategy of having a large floating rate commercial loan portfolio. See “Note 10 — Derivative Instruments and Hedging Activities” — Notes to Condensed Consolidated Financial Statements.
The Company is exposed to changes in the level of Net Interest Income (“NII”) in a changing interest rate environment. NII will fluctuate pursuant to changes in the levels of interest rates and of interest-sensitive assets and liabilities. If (1) the weighted average rates in effect at period end remain constant, or increase or decrease on an instantaneous and sustained change of plus 200 or minus 200 basis points in the Fed Funds Target Rate, and (2) all scheduled repricing, reinvestments and estimated prepayments, and reissuances are at such constant, or increase or decrease accordingly; NII will fluctuate as shown on the table below:
March 31, 2007:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
+200 Basis Points	$274,858	$(40,009)	(12.71)%
Base Scenario	314,867	—	—
-200 Basis Points	300,356	(14,511)	(4.61)%
December 31, 2006:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
+200 Basis Points	$270,346	$(35,837)	(11.70)%
Base Scenario	306,183	—	—
-200 Basis Points	303,489	(2,694)	(0.88)%

(1)	The NII figures exclude the effect of the amortization of loan fees.
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
Competition and economic conditions
The financial services and banking business are highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to compete in its market area as well as to a significant extent upon general economic conditions in the island of Puerto Rico. The Company competes with other commercial and non-commercial banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. The success of the Company is also highly dependent on the economic strength of the Company’s general market area. Significant deterioration in the local economy or external economic conditions, such as inflation, recession, unemployment, real estate values and other factors beyond the Company’s control, could also substantially impact the Company’s performance. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. For further information, refer to the Economic Conditions, Market Area and Competition section included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
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
As previously disclosed, on February 15, 2005, the Company received from the Securities and Exchange Commission (the “SEC”) notice of a formal order of private investigation into matters that were the subject of a previously announced informal inquiry by the SEC. The inquiry appears to be primarily related to the other-than-temporary impairment charges announced by the Company in April 2003 in connection with its investments in corporate bond and loan obligations. The Company is cooperating fully with the SEC and will continue to do so. The Company does not expect to comment further regarding this matter, as the formal order is a confidential document directing a non-public investigation.

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed under Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006.
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
Registrant:
W HOLDING COMPANY, INC.

Date: May 8, 2007	By /s/ Frank C. Stipes
Frank C. Stipes, Esq.
Chairman of the Board and Chief Executive Officer

Date: May 8, 2007	By /s/ Norberto Rivera
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