Form 10-K
period 2007-12-31
W HOLDING CO INC
filed 2009-03-16
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File No. 000-27377
W HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Commonwealth of Puerto Rico	66-0573197
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

19 West McKinley Street, Mayagüez, Puerto Rico	00680
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (787) 834-8000
Securities registered pursuant to Section 12 (b) of the Act:

Common Stock ($1.00 par value per share)	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12 (g) of the Act:

Preferred Stock ($1.00 par value per share)*	Nasdaq Stock Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)
(Title of Each Class)
7.125% Noncumulative, Convertible Monthly Income Preferred Stock, 1998 Series A ($1.00 Par Value per Share)
7.250% Noncumulative, Non-Convertible Monthly Income Preferred Stock, 1999 Series B ($1.00 Par Value per Share)
7.600% Noncumulative, Non-Convertible Monthly Income Preferred Stock, 2001 Series C ($1.00 Par Value per Share)
7.400% Noncumulative, Non-Convertible Monthly Income Preferred Stock, 2001 Series D ($1.00 Par Value per Share)
6.875% Noncumulative, Non-Convertible Monthly Income Preferred Stock, 2002 Series E ($1.00 Par Value per Share)
6.700% Noncumulative, Non-Convertible Monthly Income Preferred Stock, 2003 Series F ($1.00 Par Value per Share)
6.900% Noncumulative, Non-Convertible Monthly Income Preferred Stock, 2003 Series G ($1.00 Par Value per Share)
6.700% Noncumulative, Non-Convertible Monthly Income Preferred Stock, 2004 Series H ($1.00 Par Value per Share)

*	A Form 25 delisting the above-listed series of preferred stock was filed after the end of the subject period on May 12, 2008.
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2007 (the last business day of the registrant’s fiscal 2007 second quarter), was $317,459,296 based upon the reported closing price of $132.00 per share (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) on the New York Stock Exchange as of June 29, 2007. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was $102,213,355 based upon the reported closing price of $42.50 per share (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) on the New York Stock Exchange as of June 30, 2008. The registrant had no non-voting common equity outstanding as of June 29, 2007 or June 30, 2008. For the purposes of the foregoing calculation only, registrant has treated as common stock held by affiliates only common stock of the registrant held by its directors and executive officers and voting stock held by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.
Number of shares of common stock outstanding as of February 28, 2009: 3,297,815
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
ITEM 1. BUSINESS
EXPLANATORY NOTE
     This Annual Report is our first periodic report since we filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. This report contains our consolidated financial statements and related notes for the year ended December 31, 2007, as well as a restatement of our previously issued consolidated financial statements and related notes for the years ended December 31, 2006 and 2005, and for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006 and 2005, and March 31, 2007. For a detailed description of the cause and financial impact of the restatement, see Note 25 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8. The filing of this Annual Report has been delayed significantly as a result of the substantial time and effort devoted to ongoing controls remediation and systems reengineering and development necessary to complete the restatement of our financial results and the preparation of the 2007 consolidated financial statements. Furthermore, the Company’s Internal Loan Review Department undertook a full review of all commercial loan relationships over $3.0 million in order to reassess loan classifications, specific reserves, the designation of loans to non-accrual status and recommendations of loan charge-offs. This loan-by-loan evaluation has taken considerably longer than anticipated, due in large measure to the time-consuming process of obtaining third-party appraisals of the value of the collateral securing our loans and reviewing the appraisals and the associated documentation. Because of the delay in our periodic reporting and the changes that have occurred in our business since our last periodic filing, where appropriate, the information contained in this report reflects current information about our business. We have not filed our Quarterly Reports on Form 10-Q for June 30, or September 30, 2007. In lieu of filing these Quarterly Reports, we have included in this report substantially all of the information required to be included in such Quarterly Reports.
FORWARD-LOOKING STATEMENTS
     Certain statements in this filing and future filings by the Company, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In general, the word or phrases “may”, “should”, “will”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “continue”, “believe” or similar expressions are intended to identify forward-looking statements. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include, but are not limited to: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expenses, increase interest-earning assets and non-interest income, and maintain its net interest margin; (iii) fluctuations in interest rate and inflation; and (iv) the level of demand for new and existing products. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in Item 1A, “Risk Factors”. Should one or more of these risks or uncertainties materialize, other risks or uncertainties arise, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.
RESTATEMENT
     Item 1. BUSINESS has been revised to reflect the effects of the restatement disclosed in Note 25 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8.
GENERAL
     W Holding Company, Inc. (the “Company”) is a bank holding company offering a full range of financial services. The business of the Company is conducted through its wholly-owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. At December 31, 2007, the Company’s other direct subsidiary was Westernbank Insurance Corp. (“WIC”). WIC is a general insurance agent placing property, casualty, life and disability insurance. On May 19, 2008, the Company contributed 100% of its ownership in WIC to Westernbank. The assets, liabilities, revenues and expenses of WIC at December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, were not significant.

     In July 2000, the Company became a financial holding company under the Bank Holding Company Act (“BCH Act”). As a financial holding company, the Company was permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary met certain regulatory standards. On May 20, 2008, the Company withdrew its financial holding company status under the BCH Act. As a result, effective on such date the Company’s activities are limited to those deemed closely related to banking by the Board of Governors of the Federal Reserve System (“FRB”).
     At December 31, 2007, the Company had total assets of $17.93 billion, a loan portfolio-net of $9.21 billion, an investment portfolio of $7.08 billion, excluding short-term money market instruments of $943.0 million, deposits of $10.50 billion, borrowings of $6.28 billion and stockholders’ equity of $996.2 million.
     Westernbank operates through a network of 49 bank branches (including 11 Expresso of Westernbank branches) located throughout Puerto Rico, including 26 in the Western and Southwestern regions, 14 in the San Juan metropolitan area, 7 in the Northeastern region, and 2 in the Eastern region, and a website on the Internet. On October 3, 2008, the Congress of the United States of America approved the Emergency Economic Stabilization Act of 2008, pursuant to which among other things, the amount of deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) was temporarily increased from $100,000 to $250,000 per depositor until December 31, 2009. Westernbank’s deposits, including Individual Retirement Accounts (“IRAs”), are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC, up to $250,000 per depositor. In addition, on November 21, 2008, the FDIC issued a final rule regarding the Temporary Liquidity Guarantee Program (“TLGP”). Under the TLGP, the FDIC provides full insurance coverage of non-interest bearing deposit transaction accounts of participating institutions until December 31, 2009 and guaranties of qualifying senior unsecured debt. Westernbank has opted into both portions of the TLGP. Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations at December 31, 2007, Westernbank operated five other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Center Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit (“WBC”), which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000 and Westernbank International Trade Services, established during the first quarter of year 2006, a division which specializes in international trade products and services. During the first quarter of 2008, the WBC division was integrated into the operations of the commercial loans department of Westernbank, under the name of Asset Based Lending Unit.
     Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. The assets, liabilities, revenues and expenses of WWPI at December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, were not significant. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, were not significant. At December 31, 2007, Westernbank also owned 100% of the voting shares of Westernbank Financial Center Corp. (“WFCC”). WFCC was incorporated under the laws of the State of Florida to carry commercial lending and other related activities in the United States of America. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. WFCC’s main asset consisted of a commercial loan of $33.1 million at December 31, 2007. The assets, liabilities, revenues and expenses of WFCC as of and for the year ended December 31, 2007 were not significant. Effective on May 19, 2008, Westernbank owns 100% of the voting shares of WIC.
     Westernbank seeks to differentiate itself from other banks by focusing on customer relationships and personalized service, and offering customers direct access to senior management. As part of this strategy, Westernbank strives to make fast and effective decisions locally. Westernbank’s branches offer modern facilities with advanced technology and remain open to customers for longer hours compared to many other local banks, with a number of branches offering both Saturday and Sunday hours. In addition, Westernbank trains its employees to promote an effective and customer-focused sales culture.
     The Company’s asset composition is mainly composed of assets with shorter maturities and greater repricing flexibility. At December 31, 2007, commercial real estate-mortgage and construction loans (“Commercial”) were $6.99 billion or 75.85%, commercial, industrial and agricultural (“C&I”) loans were $851.4 million or 9.24%, and consumer loans were $740.9 million or 8.04% (63.69% of which are collateralized by real estate) of the $9.21 billion loan portfolio-net. Investment securities, excluding money market instruments of $943.0 million, totaled $7.08 billion at December 31, 2007. These loans and securities tend to have shorter maturities and reprice faster than traditional residential mortgage loans. The Company also continues to diversify and grow

Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 92% of its loans collateralized by real estate as of December 31, 2007.
     The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. The Company has opened 14 branches in the San Juan metropolitan area since 1998, including three Expresso of Westernbank branches. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza; a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, the Bank’s regional commercial lending office and the headquarters for Westernbank Business Credit, the Expresso of Westernbank and Westernbank International Trade Services divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage. In March 2005, the Company opened its first mega branch in the eastern region of Puerto Rico, in the town of Humacao and in December 2005, it opened a mega branch in the Condado area in the city of San Juan. In September 2006 and March 2007, the Company opened its newest mega branches in the cities of Bayamón and Canóvanas, respectively.
     Commercial lending, including commercial real estate, asset-based, unsecured business and construction, generally carry a greater risk than consumer lending, including residential real estate, because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico.
     At December 31, 2007, the Company’s financial performance was reported in three reportable segments: (1) the traditional banking operations of Westernbank Puerto Rico, (2) the activities of the division known as Westernbank International, which includes the activities of WFCC (“Westernbank International”), and (3) the activities of the division known as Westernbank Business Credit, which specializes in asset-based commercial business lending. Other operations of the Company, not reportable in those segments, include: Westernbank Trust Division; Westernbank International Trade Services Division; SRG Net, Inc.; Westernbank Insurance Corp.; Westernbank World Plaza, Inc.; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income (loss) of its two wholly-owned subsidiaries.
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
     Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. WFCC carries out commercial lending and other related activities in the United States of America. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. As of December 31, 2007, 2006, and 2005, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investments in securities of the U.S. Government or U.S. sponsored agencies, money market instruments with entities located in the United States, certain asset-based loans originated by Westernbank Business Credit, and a commercial loan originated by WFCC, to entities principally located in the United States of America. At December 31, 2007, Westernbank International had $79.0 million in loans receivable-net of which $3.4 million were foreign loans.
     At December 31, 2007, Westernbank Business Credit Division’s business activities consisted of commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment. Loans receivable, net held by Westernbank Business Credit, excluding those asset-based loans held by Westernbank International, as of December 31, 2007 amounted to $899.1 million.
     Established in 2001, Westernbank Insurance Corp. is a general insurance agent placing property, casualty, life and disability insurance on which it earns commission income. Currently, most of the agency’s volume is derived from two areas: mortgage insurance on residential mortgage loans and credit life insurance for borrowers of personal loans.

     The Company and its wholly owned subsidiaries’ executive offices are located at 19 West McKinley Street, Mayagüez, Puerto Rico 00681, and the telephone number is (787) 834-8000. The Company’s Internet address is www.wholding.com.
     FINANCIAL INFORMATION REGARDING SEGMENT REPORTING AND GEOGRAPHIC AREAS. Please refer to BUSINESS SEGMENT REVIEW on Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and Note 23 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K under Part II, Item 8 for further financial information regarding segment reporting and geographic areas.
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
LENDING ACTIVITIES
     GENERAL. At December 31, 2007, the Company’s net loans amounted to $9.21 billion or 51.38% of total assets.
     The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate — mortgage (1)	$5,556,789	60.4%	$4,963,117	58.0%	$4,268,251	55.0%	$3,154,679	53.3%	$2,261,465	48.3%
Residential real estate — mortgage (2)	970,419	10.5	1,014,957	11.9	1,298,535	16.7	879,056	14.9	894,007	19.1
Construction — mortgage	1,429,125	15.5	722,789	8.4	505,760	6.5	328,145	5.5	202,600	4.3
Commercial, industrial and agricultural (1)	851,423	9.3	1,245,541	14.6	1,003,673	12.9	768,604	13.0	524,747	11.2
Consumer and others (3) (4)	740,875	8.0	809,953	9.5	830,384	10.7	866,934	14.6	861,907	18.4

Total loans	9,548,631	103.7	8,756,357	102.4	7,906,603	101.8	5,997,418	101.3	4,744,726	101.3

Allowance for loan losses	(338,720)	(3.7)	(202,180)	(2.4)	(141,412)	(1.8)	(80,066)	(1.3)	(61,608)	(1.3)

Loans — net	$9,209,911	100.0%	$8,554,177	100.0%	$7,765,191	100.0%	$5,917,352	100.0%	$4,683,118	100.0%

(1)	Includes $998.0 million, $1.43 billion, $1.25 billion, $831.1 million and $641.1 million of the outstanding loans of Westernbank Business Credit division at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(2)	Includes fixed and floating interest rate loans to two mortgage originators groups in Puerto Rico mainly secured by mortgages on one-to-four family residential properties as follows: $837.0 million, $940.0 million, $1.14 billion, $745.0 million and $750.6 million at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(3)	Includes $112.3 million, $129.0 million, $135.0 million, $144.0 million and $155.6 million of Expresso of Westernbank division outstanding loans at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(4)	Includes $471.9 million, $490.7million, $585.9 million, $585.2 million and $521.6 million collateralized by first mortgages over real estate at December 31, 2007, 2006, 2005, 2004, 2003, respectively.
     Residential real estate — mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2007, residential and commercial real estate loans included $837.0 million in commercial loans, mainly secured by individual mortgages on one-to-four family residential properties, to two mortgage originator groups in Puerto Rico and $23.9 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.
     Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $796.9 million in one mortgage originator group in Puerto Rico at December 31, 2007. In addition, Westernbank has outstanding $40.1 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $837.0 million at December 31, 2007. These commercial loans are secured by 10,545 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $79,400. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loans-to-one borrower limit), which allows the Company to retain the above significant commercial loans in its portfolio until these are paid in full.
     On June 30, 2006, Westernbank entered into an agreement to restructure the terms of the original transactions of the $796.9 million lending relationship described above. The agreement eliminated the recourse provisions on the underlying loans, terminated the counterparties’ call rights, converted the return from variable to a fixed rate, which resulted in a net compensation of $25.8 million to Westernbank. One of the purposes of that transaction was to give Westernbank the ability to use sale accounting treatment. However, because most of the individual mortgage loans were originally transferred to the ultimate transferor within the mortgage originator group by two of its affiliates, the Company has not been able to obtain persuasive evidence that the transfers of loans from the affiliates to the entity that subsequently transferred the loans to Westernbank met all the criteria for sale accounting under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the Company continues to present these transactions as commercial loans secured by real estate mortgages. The net compensation of $25.8 million received by Westernbank in connection with the June 30, 2006 transaction is being amortized over the remaining life of these loans as a yield adjustment.
At December 31, 2007, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $375.0 million to a commercial group in Puerto Rico.
     Westernbank originated $2.19 billion of commercial real estate mortgage loans, including construction loans, during the year ended December 31, 2007. At December 31, 2007, commercial real estate mortgage loans totaled $5.56 billion. In general, commercial lending, including commercial real estate, asset-based, unsecured business and construction, are considered by management to be of somewhat greater risk of uncollectibility than consumer lending, including residential real estate, because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans, mainly to entities in the United Kingdom, amounted to $3.4 million at December 31, 2007.
     Westernbank has historically provided land acquisition, development, and construction financing to developers for residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 48 months.
     The portfolio of Consumer and other loans at December 31, 2007, consisted of consumer loans of $740.9 million, of which $471.9 million are secured by first mortgages over real estates, $233.4 million are unsecured consumer loans (consisting of $84.8 million of Expresso of Westernbank division unsecured loans portfolio, credit card loans of $48.1 million and other consumer loans of $100.5 million) and loans secured by deposits in Westernbank totaling $35.6 million.
     During 2007, Westernbank securitized $3.7 million of residential mortgage loans into Government National Mortgage Association (“Ginnie Mae”) and sold loans amounting to $19.8 million to Fannie Mae. Westernbank continues to service outstanding loans which are securitized and those individually sold to Fannie Mae and Ginnie Mae.

     The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at December 31, 2007. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		Maturities
			After one year to five years		After five years
	Balance	One year or	Fixed	Variable	Fixed	Variable
	outstanding	less	interest	interest	interest	interest
	(In thousands)
Commercial real estate — mortgage	$5,556,789	$2,118,997	$445,005	$492,385	$96,938	$2,403,464
Residential real estate — mortgage (1)	970,419	10,980	67,764	33,604	857,961	110
Construction — mortgage	1,429,125	777,965	16,706	556,476	3,525	74,453
Commercial, industrial and agricultural	851,423	572,183	53,642	170,291	9,841	45,466
Consumer and others	740,875	130,413	143,933	10,961	81,275	374,293

Total	$9,548,631	$3,610,538	$727,050	$1,263,717	$1,049,540	$2,897,786

(1)	Includes fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico mainly secured by mortgage on one-to-four familiy residential properties with an outstanding principal balance of $837.0 million.
     ORIGINATION, PURCHASE AND SALE OF LOANS. Westernbank’s loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.
     It is Westernbank’s policy to originate loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in the Board of Directors approved loan policies. Detailed loan applications are obtained to determine the borrower’s repayment ability. Applications are verified through the use of credit reports, financial statements and other confirmation procedures. Property valuations by independent appraisers approved by the Board of Directors are required for mortgage and all real estate loans.
     It is Westernbank’s policy to require Senior Credit Committee approval for all loans in excess of $20.0 million ($15.0 million in the case of Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans from $1.0 million to $20.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed of a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $20.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee are also reviewed and ratified by the Board of Directors of the Company. All loans in excess of $50.0 million require the approval of the Board of Directors of the Company.
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
     Westernbank’s practice is that its limited production and origination of residential real estate loans are mostly conforming loans, eligible for sale in the secondary market. The loan-to-value ratio at the time of origination on residential mortgages is generally 75%, except that Westernbank may lend up to 90% of the lower of the purchase price or appraised value of residential properties if private mortgage insurance is obtained, except for certain qualified new development projects, by the borrower for amounts in excess of 80%.
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

     Westernbank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by Westernbank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, Westernbank makes fixed-rate residential second mortgage consumer loans. In July 2002, Westernbank launched a new banking division focused on offering consumer loans that now has 10 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $150,000.
     Westernbank offers the service of VISA TM and MasterCard TM credit cards. At December 31, 2007, there were approximately 21,264 outstanding accounts, with an aggregate outstanding balance of $48.1 million and unused credit card lines available of $74.9 million.
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
     Westernbank recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired and assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual servicing right, to the extent that fair value is less than the carrying amount for that right. The total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated servicing income. As of December 31, 2007, Westernbank had $3.0 million in mortgage servicing assets.
     NON-PERFORMING LOANS, TROUBLED DEBT RESTRUCTURINGS AND FORECLOSED REAL ESTATE. The Company places a loan in non-performing status as soon as management has doubts as to the ultimate collectibility of principal or interest or when contractual payments of principal or interest are 90 days overdue. When a loan is designated as non-performing, interest accrual is suspended and a specific provision is established, if required. When a borrower fails to make a required payment on a loan, Westernbank attempts to cure the deficiency by contacting the borrower. In most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through normal collection procedures, Westernbank will generally institute measures to remedy the default. If a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which Westernbank may acquire the property. In the event that the property is sold at a price insufficient to cover the balance of the loan, the debtor remains liable for the deficiency. Thereafter, if Westernbank acquires the property, such acquired property is appraised and included in the foreclosed real estate held for sale account at the fair value at the date of acquisition. This asset is then carried at the lower of fair value less estimated costs to sell or cost until the property is sold.
     The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due, but in no event is it recognized after a borrower is 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and interest is accounted for on the cash-basis method or for certain high loan-to-value credits on the cost-recovery method until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful. Consumer loans that have principal and interest payments that have become past due one hundred and twenty days and credit cards and other consumer revolving lines of credit that have principal and interest payments that have become past due one hundred and eighty days are charged-off against the allowance for loan losses.

     A troubled debt restructuring is a formal restructure of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.
     As of December 31, 2007, a loan totaling $88,090,000  was accounted for as a troubled-debt restructuring. No troubled debt restructurings were outstanding as of December 31, 2006. At December 31, 2007, the restructured loan was in non-accrual status on a cost-recovery method.
     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale of the Company at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commercial real-estate mortgage loans:
Asset-based lending division	$340,261	$77,646	$14,391	$—	$—
Other	717,928	42,881	41,416	24,988	23,582

Sub-total	1,058,189	120,527	55,807	24,988	23,582

Commercial, industrial and agricultural loans:
Asset-based lending division	266,189	147,805	79,795	—	—
Other	8,564	2,026	3,986	429	560

Sub-total	274,753	149,831	83,781	429	560

Construction — mortgage loans	429,387	—	—	—	—
Residential real estate mortgage and construction loans	3,071	1,641	2,125	1,730	2,259
Consumer loans (1)	10,653	9,309	6,288	7,122	4,845

Total non-performing loans	1,776,053	281,308	148,001	34,269	31,246
Foreclosed real estate held for sale	10,971	5,917	4,137	3,811	4,082

Total non-performing loans and foreclosed real estate held for sale	$1,787,024	$287,225	$152,138	$38,080	$35,328

Interest that would have been recorded if the loans had not been classified as non-performing	$48,974	$20,009	$5,525	$3,557	$2,500

Interest recorded on non-performing loans	$17,068	$5,046	$743	$243	$583

Total non-performing loans as a percentage of total loans at end of period	18.60%	3.21%	1.87%	0.58%	0.66%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	9.97%	1.68%	0.94%	0.27%	0.31%

(1)	Includes $6.7 million, $4.9 million, $4.2 million, $5.0 million and $3.5 million of loans collateralized with real estate at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.
     The increase in non-performing loans in 2007 as compared to 2006 is mainly due to increases in non-performing loans of the Company’s commercial real estate mortgage loan portfolio as well as in the construction loan portfolio. The increase is principally due to the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates, and higher levels of oil prices. The slowdown in activity has impacted the commercial real estate mortgage loan portfolio, including the construction loan portfolio, of the Company.
     Non-performing loans in the commercial real estate mortgage portfolio, excluding loans of the asset-based lending division, increased by $675.0 million, when compared to 2006. The increase is mainly attributed to twelve loan relationships with outstanding principal balances of $104.2 million, $88.1 million, $64.2 million, $47.0 million, $44.2 million, $38.7 million, $35.8 million, $34.0 million, $28.9 million, $25.7 million, $24.2 million and $21.7 million at December 31, 2007. These loans relationships required valuation allowances of $6.0 million for the $104.2 million loan, $7.7 million for the $64.2 million loan, $9.8 million for the $47.0 million loan, $19.1 million for the $44.2 million loan, $18.0 million for the $35.8 million loan and $2.9 million for the $28.9 million loan.

The loan relationships with outstanding principal balances of $88.1 million, $38.7 million, $34.0 million, $25.7 million, $24.2 million and $21.7 million did not require valuation allowances as of December 31, 2007.
     Non-performing loans in the asset-based lending division increased by $381.0 million, when compared to 2006. The increase is mainly attributed to five loans with outstanding principal balances of $163.5 million, $63.4 million, $48.7 million, $24.1 million and $22.8 million. At December 31, 2007, none of these loans required valuation allowances.
     Total non-performing loans in the construction — mortgage loan portfolio were $429.4 million at December 31, 2007. There were no such loans in prior years. The increase in total non-performing loans is a direct result of the aforementioned economic slowdown in Puerto Rico, as demand for new housing has decreased due to affordability concerns. The increase in total non-performing loans in the construction — mortgage loan portfolio was principally attributed to four loan relationships with outstanding principal balances of $73.6 million, $70.3 million, $48.6 million and $30.4 million, and five other construction-mortgage loans with outstanding principal balances of $38.5 million, $36.6 million, $34.4 million, $26.0 million and $22.7 million at December 31, 2007. The following loans or loan relationships required valuation allowances at December 31, 2007: $6.3 million for the $73.6 million loan relationship, $14.2 million for the $70.3 million loan relationship, $9.6 million for the $48.6 million loan relationship, $5.8 million for the $36.6 million loan, $13.5 million for the $34.4 million loan, $4.4 million for $30.4 million loan and $6.0 for the $22.7 million loan. The $38.5 million loan and the $26.0 million loan did not require valuation allowances.
     As part of the preparation of the 2007 consolidated financial statements, the Company’s internal loan review function examined the entire construction — mortgage loan portfolio and the asset-based loan portfolio, using appraisals, the majority of which were done in 2007 or more recently, for substantially all of the underlying collateral. In addition, the Company’s internal loan review function examined each Commercial and C&I loan relationship over $3.0 million , using appraisals, the majority of which were done in 2007 or more recently, for each impaired loan. The Company’s determination of valuation allowances was mainly based on a collateral dependant analysis, which reflects the value of the property in its present condition after appropriate deductions for selling costs. The loan loss provision for 2007 includes the incorporation of such appraisals in the calculation of the specific allowances. Although management believes that the current allowance for the Commercial and C&I loan portfolios is adequate, future additions to the allowance may be necessary if economic conditions deteriorate. Since 2007, the Company has taken several steps to mitigate the credit risk underlying its Commercial and C&I loan portfolios, including setting portfolio limits and applying stricter underwriting guidelines.
     Non-performing loans in the consumer loans portfolio increased by $1.3 million or 14.44% at December 31, 2007, when compared to December 31, 2006. Such increase was mainly due to non-performing loans in the regular consumer loans portfolio which are collateralized by real estate. At December 31, 2007, the allowance for possible loan losses was 19.07% of total non-performing loans (reserve coverage).
     The increase in non-performing loans from year end 2005, to year end 2006 is mainly attributed to the Company’s Commercial real estate and C&I loan portfolios. Non-performing loans in the Commercial real estate and C&I loan portfolios increased by $130.8 million, when compared to December 31, 2005. The increase is mainly attributed to five loan relationships originated by the Company’s asset-based lending division with aggregate outstanding principal balances of $108.7 million, $44.9 million, $40.5 million, $14.2 million, and $7.3 million at December 31, 2006. The following loans required valuation allowances at December 31, 2006: $59.4 million for the $108.7 million loan, $11.4 million for the $44.9 million loan, $15.2 million for the $40.5 million loan, $4.7 million for the $14.2 million and $2.5 million for the $7.4 million loan. These loans were inadequately protected by the current net worth and paying capacity of the borrower and/or had collateral shortfalls. During the year ended December 31, 2006, five loans related to one single borrower that were in non-performing status at December 31, 2005, with an aggregate outstanding principal balance of $8.4 million, were collected. Non-performing loans on the consumer loans portfolio increased by $3.0 million or 48.04% at December 31, 2006, when compared to December 31, 2005. Such increase was mainly due to non-performing loans in the regular consumer loans portfolio which are collateralized by real estate. At December 31, 2006, the allowance for possible loan losses was 71.87% of total non-performing loans (reserve coverage).
     ALLOWANCE FOR LOAN LOSSES. The Company maintains an allowance to absorb probable loan losses inherent in the portfolio. The allowance is maintained at a level the Company considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on the Company’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses.
     Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change.

     The allowance consists of two components: the specific allowance and the general allowance. The Company follows a systematic methodology in determining the appropriate level of these two allowance components.
     Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review and thus subject to specific allowance allocations. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Company. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or the fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.
     General allowances based on loss rates are applied to commercial and construction loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are generally derived from two year average loss trends (historical net charge-off and changes in specific allowances) by loan category adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in loans growth; trends in the impaired and delinquent loans; risk management and loan administration; changes in concentration of loans to one obligor; changes in the internal lending policies and credit standards; and examination results from bank examiners and the Company’s internal credit examiners. During 2007, the Company segregated the commercial and construction loan portfolios for purposes of determining loss rates into additional loan categories based on collateral type.
     Homogeneous loans, such as consumer installments, residential mortgage loans, and credit cards are not individually risk graded. General allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are generally based on the higher of current year or the average of the last two to three year loss trends (historical net charge-off and changes in specific allowances) from two to three years by loan category, adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in the delinquent loans; risk management; collection practices; and changes in the internal lending policies and credit standards.
     At December 31, 2007, the allowance for loan losses was $338.7 million, consisting of $176.3 million specific allowance and $162.5 million of general allowance. As of December 31, 2007, the allowance for loan losses equals 3.55% of total loans, compared with an allowance for loan losses at December 31, 2006, of $202.2 million, or 2.31% of total loans.
     In the current year, except for the segregation of commercial and construction loan portfolios discussed above, the Company has not substantively changed any material aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses.

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$202,180	$141,412	$80,066	$61,608	$47,114

Loans charged-off:
Commercial real estate — mortgage loans:
Asset-based lending division	(10,200)	(7,500)	—	—	—
Other	(4,536)	(4,049)	(1,835)	(3,958)	(501)

Sub-total	(14,736)	(11,549)	(1,835)	(3,958)	(501)

Commercial, industrial and agricultural loans:
Asset-based lending division	(110,481)	(8,255)	(5,254)	—	—
Other	(1,441)	(2,802)	(1,144)	(1,475)	(1,978)

Sub-total	(111,922)	(11,057)	(6,398)	(1,475)	(1,978)

Residential real estate-mortgage loans	(1,421)	(94)	(121)	(297)	(184)
Consumer loans (1)	(16,105)	(12,576)	(13,809)	(16,473)	(12,203)

Total loans charged-off	(144,184)	(35,276)	(22,163)	(22,203)	(14,866)

Recoveries of loans previously charged-off:
Commercial real estate — mortgage loans:
Asset-based lending division	—	—	—	—	—
Other	590	2,685	756	746	902

Sub-total	590	2,685	756	746	902

Commercial, industrial and agricultural loans:
Asset-based lending division	—	—	—	355	—
Other	721	161	252	743	239

Sub-total	721	161	252	1,098	239

Residential real estate-mortgage loans	87	66	212	206	372
Consumer loans (2)	1,764	2,252	2,283	1,920	799

Total recoveries of loans previously charged-off	3,162	5,164	3,503	3,970	2,312

Net loans charged-off	(141,022)	(30,112)	(18,660)	(18,233)	(12,554)
Provision for loan losses	277,562	90,880	80,006	36,691	27,048

Balance, end of year	$338,720	$202,180	$141,412	$80,066	$61,608

Ratios:
Allowance for loan losses to total loans at end of period	3.55%	2.31%	1.79%	1.34%	1.30%
Provision for loan losses to net loans charged-off	196.82%	301.81%	428.76%	201.23%	215.45%
Recoveries of loans to loans charged-off in previous period	8.96%	23.30%	15.78%	26.71%	29.03%
Net loans charged-off to average total loans (3)	1.54%	0.36%	0.27%	0.34%	0.29%
Allowance for loans losses to non-performing loans	19.07%	71.87%	95.55%	233.64%	197.17%

(1)	Includes $11.0 million, $8.9 million, $9.8 million, $12.4 million and $7.9 million of Expresso of Westernbank loan charge-offs, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(2)	Includes $1.1 million, $1.0 million, $1.1 million, $1.0 million and $17,000 of Expresso of Westernbank loan recoveries, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(3)	Average loans were computed using beginning and period-end balances.
     The 2007 provision for loan losses was $277.6 million, an increase of $186.7 million or 205.42% when compared to 2006. The increase in the provision for loan losses for 2007 is attributable to the following factors: higher non-performing and impaired loans; higher net loans charged-off and specific allowances during the period, principally in commercial loan portfolios, including construction-mortgage, which increased the loan loss factors of these portfolios and their corresponding general allowances; and the overall growth in the Company’s loan portfolios, mainly those of its commercial real estate mortgage and construction mortgage loan portfolios. Commercial real estate mortgage and construction mortgage loan portfolios grew to $6.99 billion at December 31, 2007, an increase of $1.30 billion or 22.86%, when compared to December 31, 2006.

     For the year ended December 31, 2007, net loan charge-offs amounted to $141.0 million or 1.54% of average loans, an increase of $110.9 million, when compared to $30.1 million or 0.36% of average loans in 2006. The increase in loans charged-off for the year ended December 31, 2007, when compared to the same period in 2006, is mainly attributed to an increase of $104.9 million in loans charged-off by the Company’s asset-based lending division. Specifically, during 2007, the Company charged off $92.4 million related to the Inyx loan relationship.
     Consumer loan charge-offs for the year ended December 31, 2007, were $16.1 million, an increase of $3.5 million or 27.97%, when compared to $12.6 million for the same period in 2006. Such increase is principally attributed to loans charged-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division increased from $8.9 million for the year ended December 31, 2006, to $11.0 million for the same period in 2007, an increase of $2.1 million. The average yield of the Expresso of Westernbank loan portfolio was 22.45% at December 31, 2007. Also, the portion of the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2007, already accounts for 24% of the outstanding balance.
     The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $3.2 million in 2007 and $5.2 million in 2006, a decrease of $2.0 million or 38.77%.
     At December 31, 2007, the allowance for possible loan losses was 19.07% of total non-performing loans (“reserve coverage”) compared to 71.87% and 95.55% at December 31, 2006 and 2005, respectively. The decrease in the reserve coverage ratio was mainly due to the fact that the increase in non-performing and impaired loans was in portfolios for which the Company has experienced low rate of losses, mainly commercial real estate mortgages. A significant portion of the non-performing loans did not require a specific allowance given the adequacy of collateral coverage. As a consequence, the allowance for loan losses did not increase proportionately with the increase in non-performing loans and the ratio of allowance for possible loan losses to total non-performing loans decreased.
     For the year ended December 31, 2006, net loan charge-offs amounted to $30.1 million or 0.36% of average loans, an increase of $11.5 million or 61.37%, when compared to $18.7 million or 0.27% of average loans in 2005. The increase in loans charged-off for the year ended December 31, 2006, when compared to the same period in 2005, is mainly attributed to an increase of $14.4 million in Commercial and C&I loans charged-off. Such increase in the Commercial and C&I loans charged-off resulted principally from loans charged-off by the Company’s asset-based lending division. During 2006, the Company partially charged-off three loans of its asset-based lending division with outstanding principal balances after charge-offs of $44.9 million, $7.3 million and $3.1 million, at December 31, 2006, as follows: $7.5 million on the $44.9 million loan, $3.0 million on the $7.3 million loan and $5.3 million on the $3.1 million loan. These loans are inadequately protected by the current net worth and paying capacity of the borrower and/or have collateral shortfalls. At December 31, 2006, these loans required valuation allowances as follows: $11.4 million for the $44.9 million loan and $2.5 million for the $7.3 million loan. The $3.1 million loan did not require a valuation allowance at December 31, 2006.
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
     The Expresso loan portfolio includes small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers who are usually low income earners. Therefore, the Expresso of Westernbank division loan portfolio carries a higher risk of default when compared to the total consumer loans portfolio in general.
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

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance for loan losses:

Commercial real estate-mortgage loans:

Asset-based lending division	$17,473	$20,672	$13,492	$3,309	$2,644
Other	133,930	26,326	30,890	32,997	27,296

Sub-total	151,403	46,998	44,382	36,306	29,940

Commercial, industrial and agricultural loans:
Asset-based lending division	37,409	129,064	65,906	9,627	3,928
Other	13,619	3,080	7,382	8,560	5,349

Sub-total	51,028	132,144	73,288	18,187	9,277

Construction mortgage	117,281	3,616	4,059	3,715	2,183
Residential real estate mortgage	4,532	4,654	3,275	407	415
Consumer and others (1)	14,476	12,029	14,430	19,425	17,472
Unallocated	—	2,739	1,978	2,026	2,321

Total allowance for loan losses	$338,720	$202,180	$141,412	$80,066	$61,608

Loan portfolio composition percentages:
Commercial real estate-mortgage loans:
Asset-based lending division	5.78%	7.10%	8.18%	7.32%	6.93%
Other	52.41%	49.59%	45.80%	45.28%	40.73%

Sub-total	58.19%	56.69%	53.98%	52.60%	47.66%

Commercial, industrial and agricultural loans:
Asset-based lending division	4.67%	9.22%	7.63%	6.54%	6.59%
Other	4.25%	5.00%	5.07%	6.28%	4.47%

Sub-total	8.92%	14.22%	12.70%	12.82%	11.06%

Construction mortgage	14.97%	8.25%	6.40%	5.47%	4.27%
Residential real estate mortgage	10.16%	11.59%	16.42%	14.66%	18.84%
Consumer and others	7.76%	9.25%	10.50%	14.45%	18.17%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance coverage ratio at end of year applicable to:
Commercial real estate-mortgage loans:
Asset-based lending division	3.16%	3.33%	2.09%	0.75%	0.80%
Other	2.68%	0.61%	0.85%	4.93%	1.36%

Sub-total	2.72%	0.95%	1.04%	1.15%	1.32%

Commercial, industrial and agricultural loans:
Asset-based lending division	8.39%	15.99%	10.93%	2.46%	1.26%
Other	3.36%	0.70%	1.84%	2.27%	2.52%

Sub-total	5.99%	10.61%	7.30%	2.37%	1.77%

Construction mortgage	8.21%	0.50%	0.80%	1.13%	1.08%
Residential real estate mortgage	0.47%	0.46%	0.25%	0.05%	0.05%
Consumer and others	1.95%	1.49%	1.74%	2.24%	2.03%
Unallocated (as a percentage of total loans)	0.00%	0.03%	0.03%	0.03%	0.05%

Total loans	3.55%	2.31%	1.79%	1.34%	1.30%

(1)	Includes an allowance of $8.7 million, $7.8 million, $8.4 million, $13.8 million and $10.0 million for the Expresso of Westernbank loans portfolio at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

     The allowance for loan losses at December 31, 2007 amounted to $338.7 million, compared to $202.2 million and $141.4 million at December 31, 2006 and 2005, respectively. The increase in the allowance for credit losses is attributable to the following factors: first, higher non-performing and impaired loans, higher net loans charged-off and specific reserves during the period, principally in commercial lending loan portfolios, including construction-mortgage, which increased the loan loss factor of this portfolio and its corresponding general allowance; and second, the overall growth in the Company’s loan portfolio, mainly those of its commercial real estate mortgage and construction mortgage loans portfolio.
     In 2007 the allowance for credit losses on consumer loans increased as a result of higher net charge-offs due to deteriorating economic conditions in Puerto Rico, principally in the Expresso of Westernbank division loans. In 2006, the allowance for credit losses on consumer loans decreased as a result of lower net charge-offs, principally in the Expresso of Westernbank division loans. For periods before 2005, the increases in the allowance for credit losses on consumer loans is mainly due to higher net charge-offs, principally in the Expresso of Westernbank loan portfolio.
     Troubled Debt Restructurings
     A troubled debt restructuring is a formal restructure of a loan where the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, and deferral of cash payments. Note, however, that a debt restructuring is not necessarily a troubled debt restructuring even if the debtor is experiencing some financial difficulties.
     As of December 31, 2007, a loan totaling $88,090,000  was accounted for as a troubled-debt restructuring. No troubled debt restructurings were outstanding as of December 31, 2006. At December 31, 2007, the restructured loan was in non-accrual status on a cost-recovery method.
     Impaired Loans
     Loans are classified as impaired or not impaired in accordance with SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that Westernbank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.
     Westernbank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Larger commercial and construction loans that exhibit probable or observed credit weaknesses are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment; loans that are recorded at fair value or at the lower of cost or market are not evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.
     Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.

     The following table sets forth information regarding the investment in impaired loans:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Investment in impaired loans:

Covered by a valuation allowance:
Asset-based lending division	$129,159	$215,035	$107,406	$23,908	$14,314
Construction — mortgage	396,960	—	—	—	—
Other	395,882	22,267	7,913	6,067	13,903

Sub-total	922,001	237,302	115,319	29,975	28,217

Do not require a valuation allowance:
Asset-based lending division	469,339	9,912	10,887	—	—
Construction — mortgage	83,209	—	—	—	—
Other	313,997	21,513	38,552	24,200	22,088

Sub-total	866,545	31,425	49,439	24,200	22,088

Total	$1,788,546	$268,727	$164,758	$54,175	$50,305

Valuation allowance for impaired loans:
Asset-based lending division	$31,766	$93,144	$42,350	$6,846	$1,800
Construction — mortgage	66,988	—	—	—	—
Other	76,292	5,360	2,187	1,566	2,846

	$175,046	$98,504	$44,537	$8,412	$4,646

Percentage of valuation allowance to impaired loans	9.79%	36.66%	27.03%	15.53%	9.24%

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Average investment in impaired loans:
Asset-based lending division	$431,485	$171,449	$45,265	$19,111	$12,144
Construction — mortgage	132,683	—	—	—	—
Other	221,932	39,836	32,665	27,398	34,532

	$786,100	$211,285	$77,930	$46,509	$46,676

Interest collected and recognized as income on non-performing and impaired loans:
Asset-based lending division	$14,335	$2,920	$—	$—	$—
Construction — mortgage	—	—	—	—	—
Other	1,705	2,124	743	243	583

	$16,040	$5,044	$743	$243	$583

     At December 31, 2007, the Company’s allowance for loan losses includes $175.0 million in specific allowances on impaired loans or 9.79% of the $1.79 billion investment in impaired loans. At December 31, 2006 and 2005, there were $268.7 million and $164.8 million, respectively, of impaired loans with a related specific allowance for loan losses of $98.5 million and $44.5 million, respectively. The increase in the total investment in impaired loans is principally due to the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006.
     As part of the preparation of the 2007 consolidated financial statements, the Company’s internal loan review function examined the entire construction — mortgage loan portfolio and the asset-based loan portfolio using appraisals, the majority of which were done in 2007 or more recently, for substantially all of the underlying collateral. In addition, the Company’s internal loan review function examined each Commercial and C&I loan relationship over $3.0 million and using appraisals, the majority of which were done in 2007 or more recently, for each impaired loan. The Company’s determination of valuation allowances was mainly based on a collateral dependant analysis, which reflects the value of the property in its present condition after appropriate deductions for selling costs. The loan loss provision for 2007 includes the incorporation of such appraisals in the calculation of the specific allowances. Although management believes that the current allowance for the Commercial and C&I loan portfolios is sufficient, future additions to the allowance may be necessary if economic conditions deteriorate. Since 2007, the Company has taken several steps to mitigate the credit risk underlying its Commercial and C&I loan portfolios, including setting portfolio limits and applying stricter underwriting guidelines.
     At December 31, 2007, Westernbank’s investment in impaired loans increased by $1.52 billion, compared to the balance at December 31, 2006. The investment in impaired loans covered by a valuation allowance increased from $237.3 million at December 31, 2006, to $922.0 million at December 31, 2007, an increase of $684.7 million. This increase mainly corresponds to increases in the Company’s commercial real estate mortgage and construction loan portfolios.
     At December 31, 2007, the investment in impaired loans covered by a valuation allowance in the construction — mortgage loan portfolio was $397.0 million. There were no such loans in prior years. The increase is a direct result of the economic slowdown in Puerto Rico, as demand for new housing has decreased due to affordability concerns. During 2007, the Company classified as impaired loans four construction loan relationships with outstanding principal balances of $73.6 million, $70.3 million, $48.6 million, $30.4 million and three construction loans with outstanding principal balances of $36.6 million, $34.4 million, and $22.7 million at December 31, 2007. These loans or loan relationships required the following valuation allowances at December 31, 2007: $6.3 million for the $73.6 million loan relationship, $14.2 million for the $70.3 million loan relationship, $9.6 million for the $48.6 million loan relationship, $5.8 million for the $36.6 million loan, $13.5 million for the $34.4 million loan, $4.4 million for $30.4 million loan and $6.0 for the $22.7 million loan.
     At December 31, 2007, the investment in impaired loans covered by a valuation allowance in the other commercial loan portfolio increased by $373.6 million, compared to the balance at December 31, 2006. The increase is mainly attributed to six loan relationships with outstanding principal balances of $104.2 million, $65.8 million, $47.0 million, $44.2 million, $35.8 million and $28.9 million at December 31, 2007. These loans relationships required the following valuation allowances at December 31, 2007: $6.0 million for the $104.2 million loan, $9.4 million for the $65.8 million loan, $9.8 million for the $47.0 million loan, $19.1 million for the $44.2 million loan, $18.0 million for the $35.8 million loan and $2.8 million for the $28.9 million loan.
     At December 31, 2007, the investment in impaired loans covered by a valuation allowance in the asset-based lending division loan portfolio decreased by $85.9 million, when compared to $215.0 million in 2006. The decrease is mainly attributed to loans charged off during the year of the asset-based lending division, including a loan relationship for which the Company charged off $92.4 million during 2007.
     The investment in impaired loans that did not require a valuation allowance increased from $31.4 million at December 31, 2006, to $866.5 million at December 31, 2007, an increase of $835.1 million. The increase in 2007 was due to increases in the levels of impaired loans in all the Company’s commercial loan categories, including construction loans, as a direct result of the economic slowdown in Puerto Rico. After examination of the collateral and current appraisals, the Company determined that these loans have collateral whose current fair value exceeds the outstanding loan principal balance, but were inadequately protected by the current net worth and paying capacity of the borrower.
     The investment in impaired loans that did not require a valuation allowance in the asset-based lending division increased by $459.4 million, when compared to 2006. The increase is mainly attributed to seven loans with outstanding principal balances of $163.5 million, $62.4 million, $54.7 million, $48.7 million, $30.3 million, $24.1 million and $22.8 million at December 31, 2007. These loans are inadequately protected by the current net worth and paying capacity of the borrower, but have collateral whose current fair value exceeds the outstanding loan principal balance.
     At December 31, 2007, the investment in impaired loans that did not require a valuation allowance in the construction — mortgage loan portfolio was $83.2 million. There were no such loans in prior years. As explained before, the increase is a direct result of the economic slowdown in Puerto Rico, as demand for new housing has decreased due to affordability concerns.
     At December 31, 2007, the investment in impaired loans that did not require a valuation allowance in the other commercial loan portfolio increased by $292.5 million, when compared to $21.5 million in 2006. The increase is mainly attributed to eight loan relationships with outstanding principal balances of $88.1 million, $63.1 million, $38.7 million, $34.0 million, $27.6 million, $25.7 million, $24.2 million, $21.7 million and $20.2 million at December 31, 2007. These loans are inadequately protected by the current net worth and paying capacity of the borrower, but have collateral whose current fair value exceeds the outstanding loan principal balance.

     At December 31, 2006, Westernbank’s investment in impaired loans increased by $104.0 million, from $164.8 million at December 31, 2005. The investment in impaired loans covered by a valuation allowance increased from $115.3 million at December 31, 2005, to $237.3 million at December 31, 2006, an increase of $122.0 million. The increase in investment in impaired loans is mainly attributed to four loan relationships originated by the Company’s asset-based lending division with aggregate outstanding principal balances of $108.7 million, $44.9 million, $40.5 million and $7.3 million at December 31, 2006. These loans required valuation allowances at December 31, 2006 as follows: $59.4 million for the $108.7 million loan, $11.4 million for the $44.9 million loan, $15.2 million for the $40.5 million loan and $2.5 million for the $7.3 million loan. These loans are inadequately protected by the current net worth and paying capacity of the borrower and/or have collateral shortfalls.
     The investment in impaired loans that did not require a valuation allowance decreased from $49.4 million at December 31, 2005 to $31.4 million at December 31, 2006, a decrease of $18.0 million. Such decrease was due to loans classified as impaired loans as of December 31, 2005, that were either collected or charged-off during the year ended December 31, 2006. During the year ended December 31, 2006, one borrower with five loans, with an aggregate outstanding principal balance of $8.4 million and one additional loan with an outstanding principal balance of $1.5 million were paid-off. None of these loans required a valuation allowance as of December 31, 2005.
INVESTMENT ACTIVITIES
     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Assets and Liabilities Committee (composed of the entire Board of Directors of the Company, the Treasurer and Chief Investment Officer of Westernbank and the Chief Accounting Officer).
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
     At the date of purchase, the Company classifies securities into one of three categories: held to maturity; trading; or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities for which management has the intent and ability to hold to maturity are classified as held to maturity and stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of income tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of operations.
     The equity securities and corporate notes impairment analyses are performed and reviewed at least quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes that there is a low probability of achieving book value within a reasonable time frame, then an impairment is recorded by writing down the security to fair value.
     The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.
     Federal funds sold and resell agreements amounted to $336.7 million and $550.0 million, respectively, at December 31, 2007. Federal funds sold mature within five business days, while resell agreements mature as follows: $200.0 million in 2009; and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable balances of the resell agreement, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At December 31, 2007, the fair value of the underlying collateral for resell agreements amounted to $586.6 million.

     The following table presents the carrying value of investments at December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Held to maturity:
US Government and agencies obligations	$5,927,530	$6,314,091	$6,314,316
Puerto Rico Government and agencies obligations (PRGO’s)	10,207	11,663	31,824
Corporate notes	21,436	21,433	26,429
Mortgage-backed securities	639,024	660,392	701,456

Total	6,598,197	7,007,579	7,074,025

Available for sale:
PRGO’s	15,305	18,050	—
Mortgage-backed securities	461,790	—	185
Equity securities — common stock	1,906	2,491	4,981

Total	479,001	20,541	5,166

Total investments	$7,077,198	$7,028,120	$7,079,191

Mortgage-backed securities at December 31, 2007, 2006 and 2005, consist of:

	2007	2006	2005
	(In thousands)
Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by the Federal National Mortgage Association (FNMA)	$445,478	$—	$185
CMO’s issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC)	16,312	—	—

Total available for sale	461,790	—	185

Held to maturity:
Government National Mortgage Association (GNMA) certificates	6,254	7,140	8,082
FHLMC certificates	2,444	3,055	4,180
FNMA certificates	3,014	3,358	2,828
CMO’s certificates issued or guaranteed by FHLMC	556,547	573,735	607,659
CMO’s certificates issued or guaranteed by FNMA	70,765	73,104	78,707

Total held to maturity	639,024	660,392	701,456

Total mortgage-backed securities	$1,100,814	$660,392	$701,641

     At December 31, 2007, no investment of a single issuer (in aggregate balance) exceeded 10% of the Company’s consolidated stockholders’ equity.

     The carrying amount of investment securities at December 31, 2007, by contractual maturity (excluding mortgage-backed securities), are shown below:

	Carrying	Weighted
	amount	average yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$1,246,025	3.65%
Due after one year through five years	4,506,505	4.00
Due after five years through ten years	175,000	4.00

	5,927,530	3.93

Puerto Rico Government and agencies obligations:
Due within one year	4,003	5.05
Due after one year through five years	15,331	4.00
Due after five years through ten years	6,178	4.66

	25,512	4.32

Other:
Due after ten years	21,436	8.33

Total	5,974,478	3.95

Mortgage-backed securities	1,100,814	4.72
Equity securities	1,906	2.21

Total	$7,077,198	4.07%

     The Company’s investment portfolio at December 31, 2007, had an average contractual maturity of 21 months, when compared to an average maturity of 31 months at December 31, 2006. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2007, had a remaining average maturity of three months. During the first half of 2008, approximately $5.46 billion of U.S. Government agency notes with an average yield of 3.97% were called. The Company reinvested part of the proceeds in U.S. Government agency notes, mortgage-backed securities, and collateralized mortgage obligations amounting to approximately $3.30 billion at an average yield of 4.12% during the first half of 2008.
     During the quarter ended June 30, 2006, management concluded that certain held to maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21,615,000 were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20,552,000. In addition, during the quarters ended December 31, 2007 and 2006, the Company recorded an impairment loss of $585,000 and $750,000, respectively, on its equity securities available for sale.
     The Company’s investment portfolio as of December 31, 2007, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of December 31, 2007. In addition, the Company does not have investments in residual tranches.
     Except in the case of the PRGO’s mentioned before, at December 31, 2007 and 2006, the significant unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at December 31, 2007 and 2006, all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. In addition, the held to maturity PRGO’s continue to be rated as investment grade as of December 31, 2007. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2007 and 2006. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $72.6 million and $214.3 million at December 31, 2007 and 2006, respectively, a decrease of $141.7 million. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at December 31, 2007 and 2006.

SOURCES OF FUNDS
     GENERAL. Deposits, federal funds purchased, repurchase agreements, Federal Home Loan Bank (“FHLB”) advances and borrowings under line of credit are the primary sources of Westernbank’s funds for use in lending and for other general business purposes. In addition, Westernbank obtains funds in the form of loan repayments and income from operations and the maturities and repayments of securities. Loan repayments are a relatively stable source of funds, while net increases in deposits and repurchase agreements are significantly influenced by general interest rates and money market conditions. Short-term borrowings from the FHLB of New York are used to compensate for reductions in normal sources of funds such as savings inflows at less than projected levels.
     DEPOSITS. Westernbank offers a diversified choice of deposit accounts. Savings deposits increased from $728.9 million as of December 31, 2006, to $825.4 million as of December 31, 2007, an increase of $96.6 million or 13.25%. Other deposits, including related accrued interest, represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $8.61 billion as of December 31, 2006, to $9.67 billion as of December 31, 2007, an increase of $1.06 billion or 12.35%. Other deposits include brokered deposits amounting to $7.63 billion and $6.72 billion as of December 31, 2007 and 2006, respectively. These accounts have historically been a stable source of funds.
     In connection with its asset/liability management, the Company uses brokered deposits since these deposits provide the flexibility of selecting short, medium and long term maturities to better match the Company’s asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered under many circumstances to be a less stable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as Westernbank, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposit instability.
     At December 31, 2007, Westernbank had total deposits of $10.50 billion, of which $825.4 million or 7.86% consisted of savings deposits, $341.4 million or 3.25% consisted of interest bearing demand deposits, $317.8 million or 3.03% consisted of noninterest bearing deposits, and $9.01 billion or 85.86% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
     At December 31, 2007, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$294,405
over 3 months through 6 months	95,248
over 6 months through 12 months	76,358
over 12 months	59,666

Total	$525,677

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$8,543,989	5.17%	$7,305,932	4.72%	$6,004,119	3.64%
Savings deposits	706,989	2.11%	755,800	2.06%	802,994	2.09%
Interest bearing demand deposits	279,992	2.46%	279,886	2.08%	200,804	2.88%
Noninterest bearing demand deposits	407,998	—	429,913	—	368,688	—

	$9,938,968	4.66%	$8,771,531	4.17%	$7,376,605	3.27%

BORROWINGS
     The following table sets forth the borrowings of the Company at the dates indicated:

	December 31,
	2007	2006	2005
	(In thousands)
Federal funds purchased and repurchase agreements (1)	$6,146,693	$6,320,481	$6,260,029
Advances from Federal Home Loan Bank (FHLB)	102,000	127,000	172,000
Mortgage note payable	35,465	35,968	36,432

	$6,284,158	$6,483,449	$6,468,461

(1)	Federal funds purchased amounted to $100.0 million at December 31, 2007, at a weighted average interest rate of 4.44%, and mature the next business day. No such borrowings were outstanding at December 31, 2006 and 2005.
     Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.05 billion in repurchase agreements outstanding at December 31, 2007, at a weighted average interest rate of 4.79%. Repurchase agreements outstanding as of December 31, 2007, mature as follows: $1.71 billion within 30 days; $883.4 million within 31 days to one year; $1.20 billion in 2009; $1.60 billion in 2010; $94.5 million in 2012; and $563.2 million thereafter.
     Westernbank also obtains advances from FHLB of New York. As of December 31, 2007, Westernbank had $102.0 million in outstanding FHLB advances at a weighted average interest rate of 5.08%. Advances from FHLB mature as follows: $60.0 million within 30 days and $42.0 million in 2010.
     At December 31, 2007, the Company had outstanding $2.86 billion in repurchase agreements for which the counterparties have the option to terminate the agreements at the first anniversary date and at each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $380.0 million at December 31, 2007, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings, Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase financing agreements and derivative transactions. Westernbank anticipates recognizing in 2008 a loss of $484,600, which represents the value of Westernbank’s collateral held by Lehman Brothers Special Financing (“LBSF”) that exceeds the net amount due to such entity in connection with the derivative transactions. Additionally, Westernbank anticipates recognizing the unrealized loss on the value of the securities subject to the repurchase transactions, which would result in a charge of $3.3 million. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which Westernbank’s collateral with Lehman Brothers Inc. (“LBI”) exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claim forms with the trustee in LBI’s Securities Investor Protection Act (“SIPA”) liquidation agreement proceeding and while the Company continues to gather and evaluate pertinent information as it becomes available, at this time the Company is unable to determine the probability of receiving partial or full payment of such amounts owed by the affiliates of LBHI, or able to reasonably estimate any loss thereon. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.

     At December 31, 2007, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding a $35.5 million mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.
     A summary of short-term borrowings, including federal funds purchased, repurchase agreements, advances from Federal Home Loan Bank and borrowings under line of credit, and interest rates at and for the years ended December 31, are indicated below:

	2007	2006	2005
		(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$100,000	$—	$—
Weighted-average interest rate at year end	4.44%	—%	—%
Monthly average outstanding balance	$24,308	$3,077	$8,851
Weighted-average interest rate for the year	5.17%	4.69%	2.43%
Maximum month-end balance	$100,000	$40,000	$40,039

Repurchase agreements:
Balance at end of year	$1,364,075	$1,070,582	$1,545,725
Weighted-average interest rate at year end	4.85%	5.33%	4.34%
Monthly average outstanding balance	$1,497,932	$1,731,600	$2,377,629
Weighted-average interest rate for the year	5.19%	4.97%	3.03%
Maximum month-end balance	$2,771,592	$2,282,650	$3,514,422

Advances from FHLB:
Balance at end of year	$60,000	$25,000	$50,000
Weighted-average interest rate at year end	4.52%	5.43%	4.45%
Monthly average outstanding balance	$29,615	$33,462	$21,923
Weighted-average interest rate for the year	4.99%	5.01%	3.49%
Maximum month-end balance	$60,000	$50,000	$50,000

Borrowings under line of credit:
Balance at end of year	$—	$—	$—
Weighted-average interest rate at year end	—%	—%	—%
Monthly average outstanding balance	$15,158	$—	$—
Weighted-average interest rate for the year	6.00%	—%	—%
Maximum month-end balance	$34,030	$—	$—

Total short-term borrowings:
Balance at end of year	$1,524,075	$1,095,582	$1,595,725
Weighted-average interest rate at year end	4.81%	5.33%	4.34%
Monthly average outstanding balance	$1,567,013	$1,768,139	$2,408,403
Weighted-average interest rate for the year	5.19%	4.97%	3.03%
Maximum month-end balance	$2,865,622	$2,322,650	$3,579,461

FINANCIAL INSTRUMENTS
     DERIVATIVE FINANCIAL INSTRUMENTS. As part of the Company’s asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps), and option agreements, to hedge various exposures or to modify interest rate characteristics of various statement of financial condition items.
     The Company accounts for its derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Standard requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and requires measurement of those instruments at fair value through adjustments to either other comprehensive income (loss) or current earnings or both, as appropriate. The Company designates derivative instruments as either a fair value hedge, cash flow hedge or as a derivative instrument not designated as a hedge. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current period net income. Similarly, the changes in fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are also reported in current period net income, in noninterest income.
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
     The fair values of the option contracts were obtained from non-binding dealer quotes, generally the counterparty to each transaction. In the case of interest rate swaps, the fair values were obtained using an independent valuation model. The fair values produced by this proprietary valuation model are in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. For validation of the fair values derived from the valuation model, the Company obtains non-binding dealer quotes, generally from the counterparty to the transaction, and any material differences are reconciled. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.
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
     The Company utilizes interest rate swaps (“CD Swaps”) to convert a portion of its fixed-rate brokered certificates of deposit (“CDs”) or firm commitments to originate fixed-rate brokered CDs to a variable rate. The purpose of entering into these CD swaps is to hedge the risk of changes in the fair value of certain brokered CDs or firm commitments to originate brokered CDs attributable to changes in the LIBOR rate (interest rate risk). The hedged brokered CDs are typically structured with terms of 3 to 20 years with a call option on the Company’s part, but no surrender option for the CD holder, other than for death or disability. The extended term of the brokered CDs minimizes liquidity risk while the option to call the CDs after the first year provides the Company with funding flexibility.
     On January 3, 2006, the Company redesignated most of its CD Swaps relating to certain CDs utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the CDs) and the interest rate swaps are recorded through earnings. At December 31, 2007 and 2006, the notional amount of these CD Swaps and the principal balance of the hedged CDs amounted to $470,176,000 and $516,020,000, respectively.
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
     The Company enters into interest rate swap agreements with certain commercial loan borrowers. The Company enters into offsetting interest rate swap agreements with major broker dealer companies to manage its interest rate exposure in the interest rate swap agreements entered into with the commercial loan borrowers. Any receivable position in the interest rate swap agreement with the commercial loan borrower is cross-guaranteed with the commercial loan collateral. Since both interest rate swap agreements do not qualify for hedging accounting, these derivative instruments are marked to market through earnings. At December 31, 2007, the notional amount of these interest rate swaps amounted to $345,260,000. No interest rate swaps were outstanding as of December 31, 2006.
     The Company has also entered into amortizing interest rate caps as an intermediary on behalf of its commercial customers and simultaneously has entered into offsetting positions under the same terms and conditions. The Company believes these steps will help to limit its market and credit risks. Changes in the fair value of these caps are recorded through earnings and the contract value was included as other assets and other liabilities. At December 31, 2007, the notional amount of these interest rate caps amounted to $86,700,000. No interest rate caps were outstanding as of December 31, 2006.
     See Note 19 to the consolidated financial statements for a detail of derivative transactions, included herein in Part II, Item 8.
OFF-BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS

     In the ordinary course of business, Westernbank enters into off-balance sheet credit related financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements and standby and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. Westernbank periodically evaluates the credit risks inherent in these commitments, and standby and commercial letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. At December 31, 2007, the Company had an allowance for losses on unfunded loan commitment totaling $1.1 million included in accrued expenses and other liabilities in the consolidated financial statements. At December 31, 2006, there was no such allowance for losses on unfunded loan commitments as the exposure was not considered significant.
     For the years ended December 31, 2007, 2006 and 2005, the Company did not record any loss allowances in connection with risks involved in off-balance sheet credit-related financial instruments, other than the allowance for losses on the unfunded loan commitments recorded in 2007. At December 31, 2007 and 2006, there were no additional off-balance sheet credit-related financial instruments other than those mentioned above.
     See Note 18 to the consolidated financial statements for a detail of off-balance sheet activities, included herein in Part II, Item 8.
YIELDS EARNED AND RATES PAID
     The net income of the Company depends primarily upon the difference or spread between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income for the year ended December 31, 2007, was $285.1 million, a decrease of $23.3 million or 7.56%, from $308.4 million for the prior year. The decrease in 2007 was the result of increases in interest income from loans and from investment securities, mainly in tax-exempt securities, which was completely offset by increases in interest expense on deposits and on federal funds purchased and repurchase agreements. Net interest income for the year ended December 31, 2006, was $308.4 million, a decrease of $1.1 million or 0.35%, from $309.5 million for the prior year. The decrease in 2006 was the result of increases in interest income from loans and from investment securities, mainly in tax-exempt securities, which was completely offset by increases in interest expense on deposits and on federal funds purchased and repurchase agreements.
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

	Year ended December 31,
	2007			2006			2005
		Average	Average		Average	Average		Average	Average
	Interest	balance (1)	yield / rate	Interest	balance (1)	yield / rate	Interest	balance (1)	yield / rate
	(Dollars in thousands)

Normal Spread:
Interest-earning assets:
Loans, including loan fees (2)	$723,765	$8,898,688	8.13%	$661,095	$8,116,951	8.14%	$476,918	$6,916,243	6.90%
Investment securities (3)	260,300	6,458,955	4.03	261,971	6,519,398	4.02	247,533	6,267,159	3.95
Mortgage-backed securities (4)	45,291	935,269	4.84	28,489	632,792	4.50	32,321	752,839	4.29
Money market instruments	40,833	860,093	4.75	38,235	845,375	4.52	36,433	950,980	3.83

Total	1,070,189	17,153,005	6.24	989,790	16,114,516	6.14	793,205	14,887,221	5.33

Interest-bearing liabilities:
Deposits	463,298	9,938,968	4.66	366,063	8,771,531	4.17	241,268	7,376,605	3.27
Federal funds purchased and repurchase agreements	315,030	6,289,605	5.01	307,463	6,290,818	4.89	234,791	6,398,451	3.67
Advances from FHLB	5,691	102,684	5.54	7,893	147,780	5.34	7,688	184,153	4.17
Borrowings under line of credit	1,107	18,220	6.08	—	—	—	—	—	—

Total	785,126	16,349,477	4.80	681,419	15,210,129	4.48	483,747	13,959,209	3.47

Net interest income	$285,063			$308,371			$309,458

Interest rate spread			1.44%			1.66%			1.86%

Net interest-earning assets		$803,528			$904,387			$928,012

Net yield on interest-earning assets (5)			1.66%			1.91%			2.08%

Ratio of interest-earning assets to interest-bearing liabilities		104.91%			105.95%			106.65%

Tax Equivalent Spread:
Interest-earnings assets	$1,070,189	$17,153,005	6.24%	$989,790	$16,114,516	6.14%	$793,205	$14,887,221	5.33%
Tax equivalent adjustment	—	—	—	—	—	—	31,626	—	0.21

Interest-earning assets - tax equivalent	1,070,189	17,153,005	6.24	989,790	16,114,516	6.14	824,831	14,887,221	5.54

Interest-bearing liabilities	785,126	$16,349,477	4.80	681,419	$15,210,129	4.48	483,747	$13,959,209	3.47

Net interest income	$285,063			$308,371			$341,084

Interest rate spread			1.44%			1.66%			2.07%

Net yield on interest-earning assets (5)			1.66%			1.91%			2.29%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude the average balance of non-performing loans amounting to $367.9 million, $209.4 million and $40.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Loans fees, net amounted to $17.1 million, $15.8 million and $16.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Net interest income divided by average interest-earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and changes in interest rates.

	Year ended December 31,

	2007 vs. 2006			2006 vs. 2005
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$63,580	$(910)	$62,670	$90,136	$94,041	$184,177
Investment securities (1)	(2,439)	768	(1,671)	10,084	4,354	14,438
Mortgage-backed securities (2)	14,507	2,295	16,802	(5,515)	1,683	(3,832)
Money market instruments	648	1,950	2,598	(4,324)	6,126	1,802

Total increase in interest income	76,296	4,103	80,399	90,381	106,204	196,585

Interest expense:
Deposits	51,754	45,481	97,235	50,744	74,051	124,795
Federal funds purchased and repurchase agreements	(59)	7,626	7,567	(3,880)	76,552	72,672
Advances from FHLB	(2,512)	310	(2,202)	(495)	700	205
Borrowings under line of credit	1,107	—	1,107	—	—	—

Total increase in interest expense	50,290	53,417	103,707	46,369	151,303	197,672

Increase (decrease) in net interest income	$26,006	$(49,314)	$(23,308)	$44,012	$(45,099)	$(1,087)

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
     The following table sets forth, for the periods indicated, certain ratios reflecting the productivity and profitability of the Company:

	Year ended December 31, (1)
	2007	2006	2005
Return on assets (2)	(0.39)%	0.36%	0.81%
Return on common stockholders’ equity (3)	(19.46)	3.66	14.55
Dividend payout ratio to common stockholders (4)	(29.76)	137.79	35.34
Equity-to-asset ratio (5)	6.12	6.93	7.33

(1)	Averages computed using beginning and period-end balances.

(2)	Net income (loss) divided by average total assets.

(3)	Income (loss) attributable to common stockholders divided by average common stockholders’ equity.

(4)	Common stockholders’ dividend declared divided by income (loss) attributable to common stockholders. Is the Company policy to distribute in the form of dividends to stockholders on the basis of a given percentage applicable to the average consolidated earnings for the last two preceding years.

(5)	Average equity divided by average total assets.

ECONOMIC CONDITIONS, MARKET AREA AND COMPETITION
     Puerto Rico (the “Island” or the “Commonwealth”), a Commonwealth of the United States of America (the “U.S.”), is the easternmost of the Greater Antilles and the fourth largest island of the Caribbean. The Island is located at the crossroads between North and South America, at just 3.5 hours airtime from New York and 60 minutes from Venezuela and has a population of approximately four (4) million people. In 1917, the people of Puerto Rico became U.S. citizens, and therefore Puerto Ricans serve in the United States Armed Forces. As in the U.S., the Island has a local judicial system. The Island constitutes a district in the federal judiciary and has its own U.S. district court. Also, most of the U.S. federal agencies are represented on the Island. However, the Island has its own internal revenue system and is not subject to U.S. taxes. Spanish and English are the official languages of the Island.
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
     The Island economy operates as a region within the U.S., and therefore factors affecting the U.S. economy usually have a significant impact on the performance of Island economy. These include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the level of oil prices, the rate of inflation, and tourist expenditures. During the Commonwealth’s fiscal year ended June 30, 2007, approximately 77% of Puerto Rico’s exports went to the U.S, which was also the source of approximately 50% of Puerto Rico’s imports. In the past, the economy of the Island has generally followed economic trends in the overall U.S. economy. However, in recent years economic growth in Puerto Rico has lagged behind growth in the U.S.
     The economy of the Island is mainly driven by the manufacturing and service sectors. The manufacturing sector has experienced positive and negative changes over the past years as a result of increased emphasis on higher wage, high technology industries such as pharmaceuticals, biotechnology, electronics, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment, in addition to the reduction of tax incentives. In recent years, the service sector also has played a major role in the economy, leading all sectors in providing employment.
     During 2007, the Island continued to be in a prolonged economic slowdown, which has led to a recessionary cycle. The main drivers contributing to the recessionary cycle include budget shortfalls, economic weakness within the manufacturing and construction sectors, diminished consumer buying power driven by increases in utility costs, gasoline prices, highway toll charges, the implementation of sales taxes and periodic impasses between the Executive and the Legislative branches of the Island government. Historical declines were recorded during 2007 in the local manufacturing sector. Three important indicators for the manufacturing sector (jobs, hours worked and payroll) pointed toward the continued weakening of local manufacturing activity. During 2007, the manufacturing sector lost approximately 7,000 jobs in comparison with figures reported in 2006, for a decrease of 6.0%, although many multinational corporations continue to have substantial operations in the Island. As in 2006, the construction sector, a historical backbone of the Island economy, remained relatively weak during 2007, as the combination of the current Commonwealth’s fiscal situation and a decrease in the public investment in construction projects has dramatically affected the sector. The value of construction permits during the year ended December 31, 2007 declined by approximately 3.5% when compared to 2006, with most of the drop coming from the public sector. The multiplier effect of a decrease in capital investment has been already felt in other areas of the Island economy, with the banking sector one of the most affected.
     The banking sector has been historically the financial support for all the industrial and commercial activity on the Island. At December 31, 2007, there were approximately ten (10) FDIC insured banks operating in Puerto Rico, with total assets, loans and deposits of approximately $100.83 billion, $61.22 billion and $61.23 billion, respectively. U.S. banks, foreign banks and the major Puerto Rican banks all offer commercial banking services designed to support the emerging requirements of their local clients as well as of their international clients. Historically, the economic strength and liquidity of local financial institutions, considered the pillar of the Island’s economy, have allowed the Puerto Rico banking sector to extend credit, without which the Island’s economy could not be sustained. The growing combination of loans, deposits and assets historically has been the key to the economic progress for the past years. Loans, in particular, have played a key role in keeping the Island economy afloat, through either personal, mortgage or commercial loans.
     Other economic indicators for 2007 showed additional signals of weakness. The Island unemployment rate, which has been historically higher than the average U.S. unemployment rate, stood at 10.9% at December 31, 2007. According to the Puerto Rico Labor Department, a total of 1.2 million people were employed in Puerto Rico at December 31, 2007, which represents a decrease of approximately 57,000 jobs, or 4.5%, when compared to December 31, 2006. The Puerto Rico Gross Domestic Product decreased approximately 1.2% in fiscal year 2007, while the consumer price index increased approximately 3.1%.

     Tourism is the one sector that has been resilient. Activity in the tourism sector continues to be strong, as hotel registrations, hotel occupancy rates and cruise ship visitors remain at high levels. The main reason for such a strong performance is the intense advertising campaign implemented by the Puerto Rico Tourism Company during the past few years.
     Future growth of the Island economy will depend on several factors including, the economic condition of both the Commonwealth and U.S., the level of interest rates and changes to existing incentive legislation, among others. The first nine months of 2008 have seen a continuation of the deterioration of the Island’s economy. At the close of fiscal year 2008, the Island remains in a recession. The recent crisis in the capital markets and consequent restrictions on credit could add to the uncertainty prevalent on the Island as a result of the prolonged stagnation of local economic activity, or impact the economy’s ability to grow, which would impose additional limitations on recovery in the foreseeable future.
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
     In January 2009, the newly elected Governor of the Commonwealth of Puerto Rico indicated that the Island is facing a $3.2 billion budget deficit and that it continues to increase. As a result, the Governor has declared the Island in a “State of Fiscal Emergency”. One of the first steps that he has taken in an effort to boost the Island’s economy is the creation of a fiscal plan which calls on all government agencies to slash operational costs by 10 percent in an attempt to control expenditures. Other steps aimed to restructure the Island Government’s existing debt and postpone the $300.0 million annual debt service were the refinancing of Government Obligation Bonds, the issuance of $4.0 billion in Puerto Rico Sales Tax Financing Corp. bonds and the sale of assets of the Puerto Rico Infrastructure Authority valued at approximately $1.75 billion. The Governor also, in combination with the Economic & Fiscal Reconstruction Committee, a committee composed of 14 prominent figures of the Island’s private sector and some with prior public sector experience, presented several other proposals to eliminate the Island government’s deficit within the next four years and stimulate the Island’s economy.
     These proposals were immediately submitted to the Puerto Rico Planning Board to conduct a large scale economic study on the different actions proposed and its economic impact on the Island. In addition, the final approval and implementation of the proposals require legislative approval and depend on better management by the Island Government and the receptivity of potential buyers and credit agencies. There can be no assurance that these actions will be approved and implemented or that such actions will help to boost the Island’s economy.
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
     In May 2006, Moody’s Investors Service downgraded the Government’s general obligation bond rating to Baa3 from Baa2, and put the credit on “watch list” for possible further downgrades. The Commonwealth’s appropriation bonds and some of the subordinated revenue bonds were also downgraded by one notch and are now rated just below investment grade at Ba1. Moody’s commented that this action reflects the Government’s strained financial condition, the ongoing political conflict and lack of agreement regarding the measures necessary to end the government’s multi-year trend of financial deterioration. Standard & Poor’s Rating Services (“S&P”) still rates the Government’s general obligation debt, and the Commonwealth’s appropriation bonds and some of the subordinated revenue bonds one notch above junk at BBB-, a category that continues to be investment-grade rated.

     In July 2006, S&P and Moody’s affirmed their credit ratings on the Commonwealth debt, and removed the debt from their respective watch lists, thus reducing the possibility of an immediate additional downgrade. These actions resulted after the Government approved the budget for the fiscal year 2007, which runs from July 2006 through June 2007, which included the adoption of a new sales tax. Revenues from the sales tax are dedicated primarily to fund the government’s operating expenses, and to a lesser extent, to repay government debt and fund local municipal governments. During 2007, both rating agencies upgraded from a negative outlook to a stable outlook the Puerto Rico obligation bonds.
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
RECENT SIGNIFICANT EVENTS
Settlement with Tax Authorities
     During the first quarter of 2008, the Company settled with tax authorities most of its income tax contingency liabilities for $8.6 million. The resulting income tax benefit was recognized as a credit to the income tax provision in the first quarter of 2008. For more information, refer to Notes 11 and 26 to the consolidated financial statements, included in Part II, Item 8.
Regulatory Agreements with the FDIC and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”)
     On February 27, 2008, the Board of Directors of Westernbank, the OCIF and the FDIC reached an agreement which establishes timeframes for the completion of corrective and remedial measures which have been previously identified and are in process of completion. The agreement provides that the Board of Directors of Westernbank will, among other things, conduct management and loan reviews; review and make any necessary revisions to Westernbank’s asset/liability and investment policies; ensure the Westernbank’s compliance with the Bank Secrecy Act (“BSA”) and Westernbank’s BSA Compliance Program; correct all apparent violations of laws and regulations; formulate a plan to improve asset quality; submit and implement a profit and budget plan; develop and submit a capital plan to remain well-capitalized; and establish a compliance committee to monitor and coordinate compliance with the agreement. As described in Note 4 to the consolidated financial statements included herein in Part II, Item 8, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $375.0 million at December 31, 2007 to a commercial group in Puerto Rico, which exceeds the statutory limit for loans to individual borrowers (“limit to one borrower”) and continues to be a violation of the agreement. On May 20, 2008, a penalty of $50,000 was imposed by the OCIF. There can be no assurance that the OCIF and the FDIC will not take further action on this issue.
     On November 24, 2008, Westernbank received notice from the FDIC that it considers Westernbank to be in less than satisfactory condition. As a result of that designation and the regulatory agreement, Westernbank’s operations and activities are now subject to heightened regulatory oversight. For instance, pursuant to Section 914 of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), Westernbank must notify the FDIC prior to certain management changes, and must obtain approval prior to the payment of certain severance payments. Further, Westernbank must obtain the non-objection of the FDIC before engaging in any transactions that would materially change the balance sheet composition of the bank, including growth in total assets of 5% or more or significant changes in funding sources, such as increasing brokered deposits or volatile funding. Additionally, prior written approval of the FDIC will be required in order for Westernbank to issue any debt guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. Under these circumstances, Westernbank expects further regulatory action to be taken as well. Any such actions could prescribe additional requirements and restrictions on Westernbank, including higher than normal minimum capital requirements, developing liquidity contingency planning, and possible restrictions on Westernbank’s ability to accept, rollover or renew brokered deposits without prior regulatory approval. Westernbank is highly dependent upon brokered deposits to fund its operations. No assurance can be given that further regulatory actions taken by the FDIC would not have a material adverse effect on Westernbank.
     During 2008, the Company adopted the following strategies to provide additional sources of liquidity and to continue to comply with regulatory capital requirements:
•	Reduced Westernbank’s risk-weighted assets by shifting the composition of its investment portfolio from called agency securities with a risk-weight of 20% to GNMA mortgage-backed securities and collateralized mortgage obligations with a risk-weight of 0%.

•	Reduced by 74% the payment of cash dividends on common stock in 2008.

•	Increased Westernbank’s borrowing capacity with the FHLB — At December 31, 2008, the Company’s borrowing capacity with the FHLB increased to $510.0 million from $39.0 million at December 31, 2007.

•	Sold unused real estate owned — During 2008, Westernbank sold certain land lots originally held for future branch development and recognized a gain on sale of $14.7 million.

•	Negotiated tax settlements — During the first quarter of 2008, Westernbank negotiated tax agreements with local and federal authorities that yielded a benefit of $33.3 million.

•	Transferred the Company’s insurance agency to Westernbank in 2008, resulting in a capital infusion to Westernbank of $2.9 million.
     On February 17, 2009, the Company’s Board of Directors voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, so as to maintain the Company’s capital position.

“Well-Capitalized” Status
     In connection with the preparation of this Annual Report, the Company determined that Westernbank was “adequately capitalized” under regulatory capital standards promulgated by federal banking regulators as of December 31, 2007. At December 31, 2007, the Westernbank’s total risk based capital ratio, Tier 1 risk-based capital ratio, and Tier I leverage capital ratio were 8.89%, 7.62% and 4.82%, respectively. For a discussion of the five bank regulatory classifications and an update with respect to the Bank’s current classification, please see Item 1, “Business—Supervision and Regulation”.
     As of December 31, 2008, Westernbank’s capital ratios exceeded the levels required to be considered “well-capitalized” under the FDIC’s Capital Adequacy Regulations mainly as a result of reductions in risk weighted assets and dividend payments, and net income for the year ended December 31, 2008. For a discussion of the potential consequences of us failing to maintain “well-capitalized” status, please see Item 1A, “Risk Factors—We may face adverse consequences if Westernbank is not categorized as a “well-capitalized” institution.
Emergency Economic Stabilization Act (“EESA”)
     In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed and other securities from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
Transactions with Lehman Brothers, Inc. (“LBHI”)
     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings, Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase financing agreements and derivative transactions. Westernbank anticipates recognizing in 2008 a loss of $484,600, which represents the value of Westernbank’s collateral held by Lehman Brothers Special Financing (“LBSF”) that exceeds the net amount due to such entity in connection with the derivative transactions. Additionally, Westernbank anticipates recognizing the unrealized loss on the value of the securities subject to the repurchase transactions, which would result in a charge of $3.3 million. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which Westernbank’s collateral with Lehman Brothers Inc. (“LBI”) exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claim forms with the trustee in LBI’s Securities Investor Protection Act (“SIPA”) liquidation agreement proceeding and while the Company continues to gather and evaluate pertinent information as it becomes available, at this time the Company is unable to determine the probability of receiving partial or full payment of such amounts owed by the affiliates of LBHI, or able to reasonably estimate any loss thereon. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.
Deposit Insurance Risk-Based Assessments
     The deposits of Westernbank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including Westernbank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement its new authority. Under these regulations, all insured depository institutions are placed into one of four risk categories. As of January 1, 2009, all insured institutions will pay a base rate assessment of 12 to 50 basis points for the first quarter of 2009 based on the risk of loss to the Depository Insurance Fund (“DIF”) posed by the particular institution. This is a seven basis-point increase from the rate assessment that was in effect during 2008. The increase in the base rate assessment from 2008 to 2009 is due to the financial crises affecting the banking system and financial markets. For institutions which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. The reform legislation also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, that may be used as an offset to the premiums that are assessed. Westernbank fully utilized this credit in 2007. Westernbank will be subject to increased deposit premium expenses in future periods due in part to the full utilization of Westernbank’s credit, the systemic increase in deposit insurance assessments, and the special emergency assessment.
     On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited deposit insurance on funds invested in noninterest-bearing transaction deposit accounts in excess of the existing deposit insurance limit of $250,000. Participating institutions will be assessed a 10 basis point surcharge for deposits above the existing deposit insurance limit. The TLGP also provides that the FDIC, for an additional fee, will guarantee qualifying senior unsecured debt issued prior to October 2009 by participating banks and certain qualifying holding companies. Westernbank has opted into both portions of the TLGP, and the Company has opted into the debt guarantee portion of the program.
Reverse Stock Split
     On November 7, 2008, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split at a specific ratio to be determined by the Board in its sole discretion within the range of one-for-ten to one-for-fifty, inclusive. On November 14, 2008, the Company announced that its Board of Directors had established a ratio of one share-for-every fifty shares of the outstanding common stock for the Company’s proposed reverse stock split of all outstanding shares of the Company’s common stock, to become effective December 1, 2008. All financial statement data and references to average number of shares outstanding, per share amounts, common shares issued and stock option information have been retrospectively adjusted to reflect the reverse stock split.
Restatement
     On June 25, 2007, the Company announced that it had determined that one of the Bank’s largest asset-based lending relationships (the “Inyx loan”) was impaired and that there was a significant collateral deficiency with respect to this loan. The Audit Committee of the Company’s Board of Directors reviewed the circumstances of the Inyx loan impairment, the Bank’s asset-based lending division portfolio and the system of internal control at the asset-based lending division.
     In connection with the foregoing, management concluded that the annual audited financial statements for the years ended December 31, 2005 and 2006, as well as the previously filed interim unaudited financial statements for the quarters ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007, should no longer be relied upon and that the Company needed to restate these previously issued financial statements. The non-reliance and restatement was announced after management concluded that it was necessary to correct the accounting for the impact of adjustments resulting from impairment charges related to the Inyx loan over such periods (which includes the Inyx-related loan loss as well as the corresponding impact on income taxes, interest income, loan fees and the general component of the allowance for loan losses). Forms 8-K were filed on February 6, and August 28, 2008 under Item 4.02 announcing the non-reliance and restatement. For a detailed description of the cause and financial impact of the restatement, see Note 25 to the consolidated financial statements, included herein in Part II, Item 8.

Dividends Suspension
     On February 17, 2009, the Company announced that the Company’s Board of Directors voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, so as to maintain the Company’s capital position.
EMPLOYEES
     At December 31, 2007, the Company had 1,536 full-time employees, including its executive officers. The Company considers its employee relations to be excellent.
AVAILABLE INFORMATION ON WEBSITE
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
     The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (http://www.sec.gov). In addition, our Internet website, in the Investor Relations Section, also includes our Code of Business Conduct and Ethics, our Code of Ethics for CEO and Senior Financial Officers, the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, and the Corporate Governance Guidelines of our Board of Directors. We also make available free of charge in print to any stockholder who requests them copies of our corporate governance principles, and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Mr. Juan C. Frontera, Secretary, W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.
SUPERVISION AND REGULATION
     The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company, the Company is subject to the regulation, supervision, and examination by the FRB. The Company is required to file periodic reports and other information with the FRB and the FRB may conduct examinations of the Company. Westernbank is subject to the regulation, supervision and examination of the FDIC and the Puerto Rico Commissioner of Financial Institutions (the “Puerto Rico Commissioner”) and, as to certain matters, the FRB. Westernbank Insurance Corp. is subject to the regulation, supervision, and examination of the Office of the Commissioner of Insurance of Puerto Rico.
     Under the provisions of the Bank Holding Company Act, FRB approval is required if the Company seeks to acquire direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, the Company would own or control directly or indirectly more than 5% of the voting stock of the bank or bank holding company. Prior approval of the FRB is also required before the Company may engage in or acquire more than 5% of the voting stock of companies engaged in certain permissible non-banking activities. In acting on such requests for prior approval, the FRB considers certain competitive, management, financial and other factors specified in the BHC Act. The FRB also has authority under certain circumstances to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.
     Under the Bank Holding Company Act, a bank holding company is prohibited with limited exceptions, from engaging, directly or indirectly, in any activities that are not closely related to the businesses of banking or managing or controlling banks.
     Under FRB policy, a bank holding company such as the Company is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2007, Westernbank was the only depository institution subsidiary of the Company.
     The Company is subject to capital adequacy guidelines of the FRB. The guidelines apply on a consolidated basis and generally require bank holding companies to maintain a ratio of Tier 1 capital to total average assets of at least 4.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The FRB’s capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the FRB’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. As of December 31, 2007, the Company is in compliance of its capital adequacy guidelines with a ratio of Tier 1 capital to average assets of 4.90%, a ratio of Tier 1 capital to risk-weighted assets of 7.79%, and a ratio of total capital to risk-weighted assets of 9.06%.
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
     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Prompt corrective action provisions are not applicable to bank holding companies. The FDICIA and the regulations issued thereunder established five capital tiers: (i) “well capitalized”, if a depository institution has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized”, if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized”, if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized”, if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized”, if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Generally, a depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received a less than satisfactory examination rating at its most recent examination and did not subsequently address the examiner’s concerns or if its primary federal regulator determines, after notice and the opportunity for a hearing, that the depository institution’s condition is unsafe or unsound. As of December 31, 2007, Westernbank was adequately capitalized, with a ratio of Tier I capital to average assets of 4.82%, a ratio of Tier I capital to risk-weighted assets of 7.62%, and a ratio of total capital to risk-weighted assets of 8.89%. Refer to “Stockholders’ Equity” section included herein in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
     Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 2007, the Company and Westernbank were in compliance with all capital requirements. For more information, refer to Note 15 to the consolidated financial statements, included herein in Part II, Item 8.

     The federal banking agencies are currently analyzing regulatory capital requirements as part of an effort to implement the Basel Committee on Banking Supervision’s new capital adequacy framework for large, internationally active banking organizations (Basel II), as well as to update their risk-based capital standards to enhance the risk-sensitivity of the capital charges, to reflect changes in accounting standards and financial markets, and to address competitive equity questions that may be raised by U.S. implementation of the Basel II framework. Accordingly, the federal agencies, including the Federal Reserve Board and the FDIC, are considering several revisions to regulations issued in response to an earlier set of standards published by the Basel Committee in 1988 (Basel I). On September 25, 2006, the banking agencies proposed in a notice of proposal a new risk-based capital adequacy framework under Basel II. The framework is intended to produce risk-based capital requirements that are more risk-sensitive than the existing risk-based capital rules. On February 15, 2007, U.S. banking agencies released proposed supervisory guidance to accompany the September Basel II notice of proposed rulemaking. The guidance includes standards to promote safety and soundness and to encourage the comparability of regulatory capital measures across banks.
     A final rule implementing advanced approaches of Basel II was published jointly by the U.S. banking agencies on December 7, 2007. This rule, which became effective April 1, 2008, establishes regulatory capital requirements and supervisory expectations for credit and operational risks for banks that choose or are required to adopt the advanced approaches, and articulates enhanced standards for the supervisory review of capital adequacy for those banks. The final rule retains the three groups of banks identified in the proposed rule: (i) large or internationally active banks that are required to adopt advanced capital approaches under Basel II (core banks); (ii) banks that voluntarily decide to adopt the advance approaches (opt-in banks); and (iii) banks that do not adopt the advanced approaches (general banks), and for which the provisions of the final rule are inapplicable. The final rule also retains the proposed rule definition of a core bank as a bank that meets either of two criteria: (i) consolidated assets of $250 billion or more, or (ii) consolidated total on-balance-sheet foreign exposure of $10 billion or more. Also, a bank is a core bank if it is a subsidiary of a bank or bank holding company that uses advanced approaches. At this moment, the provisions of the final rule are not applicable to Westernbank.
     In June 2008, the agencies published a proposed rule that would provide all non-core banks with the option to adopt the so-called standardized approach under Basel II. The standardized approach provides increased risk sensitivity by, among other things, expanding the number of risk-weight categories to which credit exposures may be assigned, using loan-to-value ratios to risk weight most residential mortgages, and providing for a capital charge for operational risk.
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
     The Puerto Rico Banking Act requires that at least 10% of the yearly net income of Westernbank be credited annually to a reserve fund. This must be done every year until the reserve fund is equal to the total paid-in capital for common stock and preferred stock or 10% of total deposits. At December 31, 2007, Westernbank had a reserve fund established in accordance with the requirements of the Puerto Rico Banking Act. The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess is charged against the undistributed profits of the bank, and the balance, if any, is charged against and reduces the reserve fund. If there is no reserve fund sufficient to cover the entire amount, the excess amount is charged against the capital account and no dividend can be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital.
     Under the Puerto Rico Banking Act, Westernbank must maintain a legal reserve in an amount equal to at least 20% of Westernbank’s demand liabilities, except certain government deposits (federal, state and municipal), that are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico that are to be presented for collection during the day following the day on which they are received, (3) money deposited in other banks provided said deposits are authorized by the Commissioner, subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreements to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner identifies from time to time. At December 31, 2007, Westernbank had a legal reserve of 819.93%.
     Section 17 of the Puerto Rico Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings; subject to certain limitations, and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third (33.33%) of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.
     Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $796.9 million in one mortgage originator group in Puerto Rico at December 31, 2007. In addition, Westernbank has outstanding $40.1 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $837.0 million at December 31, 2007. These commercial loans are secured by 10,545 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $79,400. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its portfolio until they are paid in full. For more information, refer to Notes 4 and 13 to the consolidated financial statements, included in Part II, Item 8.
     Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $375.0 million at December 31, 2007 to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limitation thus constituting a violation of the provisions of Section 17 of the Puerto Rico Banking Law. On May 20, 2008, the Puerto Rico Commissioner imposed a $50,000 penalty and ordered the Board of Directors of Westernbank to take immediate appropriate actions to resolve the issue. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, such efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. There can be no assurance that the Commissioner will not take further actions on this issue. For more information, refer to Notes 4 and 13 to the consolidated financial statements, included in Part II, Item 8.
     The Banking Law prohibits Puerto Rico commercial banks from making loans secured by their own stock, and from purchasing their own stock, unless such purchase is made pursuant to a stock repurchase program approved by the Commissioner or is necessary to prevent losses because of a debt previously contracted in good faith. The stock purchased by the Puerto Rico commercial bank must be sold by the bank in a public or private sale within one year from the date of purchase.
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
     FDIC DEPOSIT INSURANCE. Westernbank is subject to FDIC deposit insurance assessments. On February 8, 2006 the President signed the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act provides for the merger of the Bank Insurance Fund (“BIF”) and the Savings Association Fund (“SAIF”) into a single Deposit Insurance Fund (“DIF”) increases the maximum amount of the insurance coverage for certain retirement accounts and possible “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts, and gave the FDIC more discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the fund reserve ratio. Efffective January 1, 2007, the FDIC implemented a revised risk-based assessment system based on the greater discretion given to the FDIC under the Reform Act (“FDIC Assessment Rule”).
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
     Well-capitalized and well managed banks, including the Company’s bank subsidiary, have paid no premiums for FDIC insurance in recent years. However, under the FDIC Assessment Rule beginning in 2007, premiums related to deposits assessed by the DIF are to be assessed at an annual rate of between 5 basis points and 7 basis points of deposits for institutions in risk category I, and up to 43 basis points of deposits for institutions in risk category IV. The Company experienced a significant increase in the insurance assessment as a result of this new assessment system. Future charges could increase or decrease depending on the volume of deposits, upward or downward changes in the regulatory ratings given to the institution upon examination results and or changes in the Corporation’s credit ratings. In addition, on October 7, 2008, the FDIC proposed a uniform increase of current assessment rates by seven basis points for the assessment period commencing in the first quarter of 2009 and proposed to alter the way in which the assessment system differentiates for risk and change assessment rates beginning the second quarter of the 2009 assessment period to address the risks and costs of recent bank failures.

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
     Westernbank is also subject to quarterly payments on semiannual insurance premium assessments for its FDIC deposit insurance. Westernbank is subject to separate assessments to repay bonds (“FICO bonds”) issued in the late 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. During 2008, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized 1.12 basis points for the first quarter of 2008 to 1.04 basis points for the fourth quarter of 2008. As of December 31, 2008, Westernbank has a deposit base of approximately $10.53 billion. For the first quarter of 2009, the FICO assessment rate is 1.04 basis points.
     BROKERED DEPOSITS. FDIC regulations govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, rollover or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. However, a bank that is adequately capitalized may not pay an interest rate more than 75 basis points over prevailing rates under any circumstances. The Company has been able to obtain sufficient brokered certificates of deposits to fund its operation without limitation from the current regulations. However, no assurance can be given that the current condition will be maintained during future periods.
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
     FEDERAL HOME LOAN BANK SYSTEM. Westernbank is a member of the Federal Home Loan Bank System. The System consists of 12 regional Federal Home Loan Banks, with each subject to supervision and regulation by the Federal Housing Finance Board. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Westernbank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of: 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year; 5% of its FHLB advances outstanding; or 0.3% of its total assets. At December 31, 2007, Westernbank held $49.5 million in capital stock of the FHLB of New York.
     Advances from a FHLB are secured by a member’s shares of stock in the institution, certain types of mortgages and other assets, including investment securities. Interest rates charged for advances vary depending upon maturity and the cost of funds to the FHLB. As of December 31, 2007, Westernbank had $102.0 million in outstanding advances and $743.7 million in repurchase agreements from the FHLB of New York.

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
      Pursuant to the IBE Act and the IBE Regulations, the Westernbank IBE must maintain segregated books and records of all its transactions in the ordinary course of business. The Westernbank IBE also is required thereunder to submit to the Puerto Rico Commissioner quarterly and annual reports of its financial condition and results of operations.
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
     Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the year ended December 31, 2007, the provisions of the Act resulted in an additional income tax provision of $3.8 million. For the years ended December 31, 2006 and 2005, the provisions of the Act did not have any effect on the Company’s financial position or results of operations. As of December 31, 2007, 2006 and 2005 and for the years then ended, substantially all of Westernbank International’s business activities have consisted of investment in securities of and loans to entities principally located in the United States of America. Note 23 to the consolidated financial statements, included herein in Part II, Item 8, presents further information about the Company’s business segments.
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

     THE SARBANES-OXLEY ACT. The Sarbanes-Oxley Act of 2002, (“Sarbanes-Oxley”) implemented a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through SEC regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.
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
CAPITAL, DIVIDENDS, STOCK SPLITS AND OPTION PLANS
     Total stockholders’ equity as a measure of capital decreased by $151.1 million and $6.5 million in 2007 and 2006, respectively.
     Since year 2000, the Company’s Board of Directors adopted the policy of paying dividends on a monthly basis. Initial dividend payments under this policy, were applied retroactively for dividends corresponding to the first three-month period ended March 31, 2000. Thereafter, dividends on common stock and preferred stock had been paid on the 15th day of each month for stockholders of record as of the last day of the previous month.
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

     On May 27, 2005, the stockholders of the Company approved the amendments to the Company’s Articles of Incorporation to increase the authorized shares of the Company’s preferred stock, par value $1.00 per share, from 20,000,000 shares to 50,000,000 shares, and to increase the authorized shares of the Company’s common stock, par value $1.00 per share, from 300,000,000 shares to 500,000,000 shares.
     On November 7, 2008, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split at a specific ratio to be determined by the Board in its sole discretion within the range of one-for-ten to one-for-fifty. On November 14, 2008, the Company announced that its Board of Directors has established a ratio of one share-for-every fifty shares of the outstanding common stock for the Company’s proposed reverse stock split of all outstanding shares of the Company’s common stock, to become effective December 1, 2008. All financial statement data and references to average number of shares outstanding, per share amounts, common shares issued and stock option information have been retrospectively adjusted to reflect the reverse stock split.
     During 2007, 2006, 2005, 2004 and 2003 certain key officers and employees of the Company exercised 8,404; 7,521; 1,122; 6,571; and 23,409 common shares (as adjusted for the reverse stock split, stock splits and stock dividends), respectively, under the Company’s 1999 Qualified Option Plan.
     On February 17, 2009, the Company announced that the Company’s Board of Directors voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, to maintain the Company’s capital position.
     Total common stock cash dividends declared in 2007 amounted to $31.3 million compared to $31.2 million in 2006.
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

Redemption price per share
December 31,	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H

2008	$25.00	$25.00	$25.00	$25.00	$25.25	$25.50	$25.50	$—
2009	25.00	25.00	25.00	25.00	25.00	25.25	25.25	51.00
2010	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.50
2011 and thereafter	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.00

     Series A, B, C, D, E, F, G and H Preferred Stocks rank senior to the Company’s common stock as to dividends and liquidation rights. Dividends declared on preferred stock for the years ended December 31, 2007 and 2006, amounted to $36.9 million each.
     In June 1998, Westernbank issued 1,219,000 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A, with a liquidation preference of $25 per share. Each share is convertible, at the holder’s option, at any time on or after the 90th day following the issue date, into .995 shares of the Company’s common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $355.98 (as adjusted to reflect the reverse stock split, stock splits and stock dividends) per share of common stock. At December 31, 2007, the Company had outstanding 481,910 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A.
     During 2006, 2005, 2004 and 2003; 3,550; 35,292; 276,994; and 419,254 shares, respectively, of the convertible preferred stock Series A were converted into 248; 2,465; 19,355; and 29,294 (as adjusted for the reverse stock split, stock splits and stock dividends) shares of common stock, respectively. During 2007, no shares of the convertible preferred stock 1998 Series A were converted into shares of common stock.
     The Company has two shareholders-approved stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 294,953 shares (as adjusted for the reverse stock split, and for stock splits and stock dividends) of common stock can be granted. Also, options for up to 294,953 shares (as adjusted for the reverse stock split, and for stock splits and stock dividends) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The options become fully exercisable after five years following the grant date and the maximum contractual term of the options is ten years. The Company’s policy is to issue new shares when share options are exercised. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. No options have been granted under the 1999 Nonqualified Option Plan.
     The activity in outstanding options (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) under the 1999 Qualified Option Plan for the years ended December 31, 2007, 2006 and 2005, is set forth below.

	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	options	price	options	price	options	price
Beginning of year	154,174	$192.00	156,906	$189.50	142,228	$151.00
Options granted	9,800	164.01	9,700	298.00	15,800	532.50
Options excercised	(8,404)	148.64	(7,521)	142.50	(1,122)	142.50
Options forfeited	(16,350)	403.07	(4,911)	392.00	—	—

End of year	139,220	$169.12	154,174	$192.00	156,906	$189.50

     During 2007, the Company’s Board of Directors granted the following stock options to five new officers of Westernbank pursuant to the shareholders-approved 1999 Qualified Option Plan:

			Common
			stock
			market
Grant	Options	Option	price at
date	granted (1)	price (1)	the grant date (1)

January 30, 2007	700	$302.50	$289.50
January 31, 2007	200	302.50	263.00
September 3, 2007	4,500	150.00	113.00
October 1, 2007	4,000	150.00	108.00
October 5, 2007	400	150.00	109.00

Total	9,800

(1)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
     For more information, please refer to Note 17 to the consolidated financial statements, which are included herein in Part II, Item 8.
COMMONWEALTH TAXATION
     GENERAL. Under the Puerto Rico Internal Revenue Code (the “Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, Westernbank, Westernbank Insurance, Corp. and SRG Net, Inc. (the “Companies”) report their income and expenses based on the accrual basis of accounting and file their Puerto Rico tax returns on a calendar year basis.
     INCOME TAXES. The Companies are subject to Puerto Rico regular income tax on income earned from all sources up to a maximum rate of 39%, except for years 2005 and 2006, in which a transitory additional surtax of 2.5% over net taxable income was imposed by the Governor of Puerto Rico under Law No. 41, signed on August 1, 2005. This transitory additional tax was in effect for taxable years 2005 and 2006. This transitory additional income tax of 2.5% was initially recorded in the third quarter of 2005, and amounted to $3.8 million and $3.2 million for the years ended December 31, 2006 and 2005, respectively. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposed an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. This transitory income tax of 2% amounted to $3.0 million for the year ended December 31, 2006. These transitory income taxes ended on December 31, 2006.
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
     For the year ended December 31, 2007, the Company had approximately $9.9 million of regular taxable income, on which it is required to pay current income taxes of $3.8 million. The income on certain investments is exempt for income tax purposes. Also, activities relating to the Westernbank International division are exempt for income tax purposes, subject to certain limitations. As a result of the above, the Company’s effective tax rate is below the statutory rate.
     Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Center Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the year ended December 31, 2007, the provisions of the Act resulted in an additional income tax provision of $3.8 million. For the years ended December 31, 2006 and 2005, the provisions of the Act did not have any effect on the Company’s financial position or results of operations.
     The Company evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect the income tax accruals as well as the current period’s income tax expense and can be significant to the operating results of the Company. The Company’s consolidated statements of financial condition include an accrual of $44.0 million and $10.9 million at December 31, 2007 and 2006, respectively, for the exposures resulting from tax positions identified by the Company in connection with this evaluation.
     WFCC is a U.S. entity and accordingly is subject to income tax under the U.S. Internal Revenue Code. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. In addition, Westernbank is subject to special flat income tax rates on gross income received from certain loans and investments as required by the U.S. Internal Revenue Code. These flat income tax rates range from 10% to 30%.
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

A continuation of recent turmoil in the financial markets, particularly if economic conditions worsen more than expected, could have an adverse effect on our financial position or results of operations.
     In recent periods, United States and global markets have been very volatile, and general economic conditions appear to be deteriorating. This situation is continuing and, since the beginning of the third quarter of 2008, has worsened significantly. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in credit markets and issues relating to liquidity among financial institutions. Some financial institutions around the world have failed; others have been forced to seek acquisition partners. The United States and other governments have taken unprecedented steps to try to stabilize their respective financial systems, including investing in financial institutions. Our business and our financial condition and results of operations could be adversely affected by (1) continued or accelerated disruption and volatility in financial markets, (2) continued capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, (3) limitations resulting from further governmental action in an effort to stabilize or provide additional regulation of the financial system, or (4) recessionary conditions that are deeper or last longer than currently anticipated.
We rely heavily on brokered deposits to meet our liquidity needs.
     At December 31, 2007, we had $7.63 billion in brokered deposits, or 72.72% of our total deposits. We rely, in large part, on brokered deposits as a source of liquidity. We need liquidity to, among other things, pay operating expenses, maintain our lending activities and replace certain maturing liabilities. Without sufficient liquidity, we may be forced to curtail our operations. Brokered deposits represent a less stable source of funding than do local retail deposits. The availability of additional brokered deposits depends on a variety of factors including market conditions and the Company’s and Westernbank’s overall financial condition. If we are not able to renew or roll over our existing brokered deposits on terms satisfactory to us or at all, our liquidity will be adversely impacted.
Our allowance for loan losses may not be adequate to cover actual loan losses determined in the future, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.
     We maintain an allowance for loan losses that we believe is adequate for absorbing any probable losses inherent in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The ultimate amount of incurred losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond our control and such actual losses may exceed the allowance for estimated loan losses. Although management believes that the allowance for loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provisions for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. If these regulatory agencies require us to increase the allowance for loan losses, it could have a negative effect on our results of operations and financial condition.
We may face adverse consequences if Westernbank is not categorized as a “well-capitalized” institution.
     In connection with the preparation of this Annual Report, the Company determined that, Westernbank was “adequately capitalized” under regulatory capital standards promulgated by federal banking regulators as of December 31, 2007. At December 31, 2007, the Company’s total risk based capital ratio, Tier 1 risk-based capital ratio, and Tier I leverage capital ratio were 8.89%, 7.62% and 4.82%, respectively. As of December 31, 2008, Westernbank was “well capitalized” mainly as a result of reductions in risk weighted assets and dividend payments, and net income earned for the year ended December 31, 2008. For a discussion of the five bank regulatory classifications and an update with respect to the Bank’s current classification, please see Item 1, “Business—Supervision and Regulation” and “—Recent Significant Events,” respectively.
     If Westernbank is unable to maintain “well-capitalized” status in the future, it could jeopardize our ability to obtain additional funding and increase our liquidity costs. Specifically, as a result of being classified as “adequately capitalized”: (i) the Bank would not be able to renew or accept brokered deposits without prior regulatory approval; and (ii) the Bank would pay higher insurance premiums to the FDIC, which collectively would reduce our earnings and could have an adverse effect on our business, financial condition and results of operations. Please see risk factor “We rely heavily on brokered deposits to meet our liquidity needs.” above.

The soundness of other financial services institutions may adversely affect our credit risk.
     We rely on other financial services institutions through trading, clearing, counterparty, and other relationships. We maintain limits and monitor concentration levels of our counterparties as specified in our internal policies. Our reliance on other financial services institutions exposes us to credit risk in the event of default by these institutions or counterparties. These losses could adversely affect our results of operations and financial condition.
Difficult market conditions have adversely affected our industry.
     Dramatic declines in the housing market over the past years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Market developments may affect customer confidence levels and may cause increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.

•	Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
There can be no assurance that recent actions by governmental agencies and regulators, as well as recently enacted legislation authorizing the U.S. government to invest in, and purchase large amounts of illiquid assets from, financial institutions will help stabilize the U.S. financial system.
     In recent periods, various Federal agencies and bank regulators have taken steps to stabilize and stimulate the financial services industry. Changes also have been made in tax policy for financial institutions. In addition, on October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation reflects an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As an initial program, the U.S. Treasury is exercising its authority to purchase an aggregate of $250 billion of capital instruments from financial entities throughout the United States. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Participation in the Treasury’s Troubled Asset Relief Program (TARP) may not be available to the Company or may have a dilutive effect on current shareholders.
     On October 14, 2008, the Treasury announced that as a part of the EESA, it will offer to qualifying U.S. banking organizations the opportunity to issue and sell preferred stock to the Treasury under the TARP Capital Purchase Program. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. If we participate in the TARP Capital Purchase Program, our participation will be subject to the Treasury’s approval, the execution of definitive agreements and standard closing conditions. There can be no assurance that our application would be approved or that we would receive funds under the TARP Capital Purchase Program. In addition, if our application was to be approved and we were to participate in the TARP Capital Purchase Program, we will issue preferred stock and warrants to purchase common stock to the Treasury, which will have a dilutive effect on our current shareholders.
We may not be able to raise additional capital necessary to fund our growth and remain adequately-capitalized.
     Our ability to raise additional capital to support our growth and meet minimum regulatory capital requirements at the holding company and at Westernbank is dependent on us being able to efficiently and cost-effectively access the capital markets.  Accordingly, even if we receive funds under the Capital Purchase Program, we must continue to be able to issue additional equity securities, trust preferred securities and/or debt when and in the amounts we deem necessary, and there must be ready purchasers of our securities willing to invest in us.  However, events or circumstances in the capital markets generally that are beyond our control may adversely affect our capital costs and our ability to raise capital at any given time.  For instance, the capital and credit markets continue to experience high levels of volatility and disruption.  In certain cases, especially in the case of stocks of financial institutions, the markets have produced significant downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength or condition.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, including on our ability to access capital.  Our inability to raise additional capital on terms satisfactory to us or at all may affect our ability to grow and would adversely affect our financial condition and results of operations.
The FDIC’s proposed increase in deposit insurance premiums is expected to cause a significant increase in our non-interest expense.
     The FDIC recently adopted a restoration plan and issued a notice of proposed rulemaking and request for comment that would initially raise the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009.  Under the proposed plan, the initial base assessment rates for the first quarter of 2009 will range from 12 to 50 basis points depending on an institution’s risk category, and beginning with the second quarter of 2009, base assessment rates will range from 10 to 45 basis points with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits, and decreased assessment rates based on an institution’s ratio of long-term unsecured debt to domestic deposits.  Under the proposal, the FDIC may continue to adopt actual rates that are higher without further notice-and-comment rulemaking, subject to certain limitations.  If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected.  The FDIC has exercised this authority several times in the past and could continue to raise insurance assessment rates in the future.  The increased deposit insurance premiums proposed by the FDIC are expected to result in a significant increase in our non-interest expense.
Additional increases in FDIC insurance premiums may cause our earnings to decrease.
     The EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. In addition, the Temporary Liquidity Guarantee Program, in which we don’t anticipate to be participating, allows the FDIC to now provide coverage for newly-issued senior unsecured debt and noninterest bearing transaction deposit accounts. Each of these actions will cause the premiums assessed to us by the FDIC to increase. These actions will significantly increase our noninterest expense in 2009 and in future years as long as the increased premiums are in place. In addition, any losses from the Temporary Liquidity Guarantee Program will be assessed against all FDIC-insured institutions, regardless of whether they participate.

Our operations and activities are now subject to heightened regulatory oversight and the Bank is subject to certain terms and conditions under regulatory agreements between the Bank’s Board of Directors, the FDIC and the OCIF.
     On February 27, 2008, the Board of Directors of Westernbank, the OCIF and the FDIC reached an agreement which establishes timeframes for the completion of corrective and remedial measures which have been previously identified and are in process of completion. The agreement provides that the Board of Directors of Westernbank will, among other things, conduct management and loan reviews; review and make any necessary revisions to Westernbank’s asset/liability and investment policies; ensure the Westernbank’s compliance with the Bank Secrecy Act (“BSA”) and Westernbank’s BSA Compliance Program; correct all apparent violations of laws and regulations; formulate a plan to improve asset quality; submit and implement a profit and budget plan; develop and submit a capital plan to remain well-capitalized; and establish a compliance committee to monitor and coordinate compliance with the agreement. As described in Note 4 to the consolidated financial statements included herein in Part II, Item 8, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $375.0 million at December 31, 2007 to a commercial group in Puerto Rico, which exceeds the statutory limit for loans to individual borrowers (“limit to one borrower”) and continues to be a violation of the agreement. On May 20, 2008, a penalty of $50,000 was imposed by the OCIF. There can be no assurance that the OCIF and the FDIC will not take further action on this issue.
     On November 24, 2008, Westernbank received notice from the FDIC that it considers Westernbank to be in less than satisfactory condition. As a result of that designation and the regulatory agreement, Westernbank’s operations and activities are now subject to heightened regulatory oversight. For instance, pursuant to Section 914 of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), Westernbank must notify the FDIC prior to certain management changes, and must obtain approval prior to the payment of certain severance payments. Further, Westernbank must obtain the non-objection of the FDIC before engaging in any transactions that would materially change the balance sheet composition of the bank, including growth in total assets of 5% or more or significant changes in funding sources, such as increasing brokered deposits or volatile funding. Additionally, prior written approval of the FDIC will be required in order for Westernbank to issue any debt guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. Under these circumstances, Westernbank expects further regulatory action to be taken as well. Any such actions could prescribe additional requirements and restrictions on Westernbank, including higher than normal minimum capital requirements, developing liquidity contingency planning, and possible restrictions on Westernbank’s ability to accept, rollover or renew brokered deposits without prior regulatory approval. Westernbank is highly dependent upon brokered deposits to fund its operations. No assurance can be given that further regulatory actions taken by the FDIC would not have a material adverse effect on Westernbank.
     During 2008, the Company adopted the following strategies to provide additional sources of liquidity and to continue to comply with regulatory capital requirements:
•	Reduced Westernbank’s risk-weighted assets by shifting the composition of its investment portfolio from called agency securities with a risk-weight of 20% to GNMA mortgage-backed securities and collateralized mortgage obligations with a risk-weight of 0%.

•	Reduced by 74% the payment of cash dividends on common stock in 2008.

•	Increased Westernbank’s borrowing capacity with the FHLB — At December 31, 2008, the Company’s borrowing capacity with the FHLB increased to $510.0 million from $39.0 million at December 31, 2007.

•	Sold unused real estate owned — During 2008, Westernbank sold certain land lots originally held for future branch development and recognized a gain on sale of $14.7 million.

•	Negotiated tax settlements — During the first quarter of 2008, Westernbank negotiated tax agreements with local and federal authorities that yielded a benefit of $33.3 million.

•	Transferred the Company’s insurance agency to Westernbank in 2008, resulting in a capital infusion to Westernbank of $2.9 million.
     On February 17, 2009, the Company’s Board of Directors voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, so as to maintain the Company’s capital position.
We are subject to pending litigation that, if decided against us, could require us to pay substantial judgments, settlements or other penalties.
     Currently, we are a party to several litigation matters, including a shareholder securities class action and a shareholder derivative action, as well as litigation relating to the Inyx loan. We are unable at this time to estimate our potential liability in these matters. We expect all of these lawsuits to be time-consuming, and they may divert management’s attention and resources from our ordinary business operations. More information regarding these lawsuits is included in “Item 3—Legal Proceedings” and “Notes to Consolidated Financial Statements—Note 13, Commitments and Contingencies” included herein in Part II, Item 8.
Our construction loans are based upon estimates of costs and value associated with the completed project. These construction estimates could be inaccurate, which could affect our ability to fully collect on such loans.
     We have historically originated construction loans for income producing properties and residential projects. At December 31, 2007 construction loans totaled $1.43 billion, or 14.97% of total loans. Construction lending involves risks associated with the timely completion of the construction activities for their allotted costs and the time needed to stabilize income producing properties, sell residential tract developments or refinance the indebtedness. The risks inherent in construction lending may adversely affect our net income. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because such properties have no operating history. In these loans, loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to completion of construction, and the estimated operating cash flow to be generated by the completed project. There is no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. Such consideration can affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral.
Westernbank is exposed to commercial and consumer credit risks.
     In recent years, Westernbank has emphasized commercial and consumer lending activities. Commercial lending, including commercial real estate, asset-based, unsecured business and construction, is generally recognized as involving greater credit risk than consumer lending, including residential real estate, because the individual commercial loans are typically larger in size than consumer loans and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. The properties or assets securing these loans may also be harder to dispose of in foreclosure. We have expanded our consumer lending activities through our Expresso of Westernbank Division. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers that are usually low income earners. Therefore, delinquencies in the Expresso of Westernbank division tend to be higher when compared to the total consumer loan portfolio in general. Consumer loans are subject to associated consumer defaults.

Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $796.9 million in one mortgage originator group in Puerto Rico at December 31, 2007. In addition, Westernbank has outstanding $40.1 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $837.0 million at December 31, 2007. These commercial loans are secured by 10,545 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $79,400. Also, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $375.0 million to a commercial group in Puerto Rico. If Westernbank experiences loan losses that are higher than its allowance for loan losses, our profits and financial condition may be adversely affected.
We have been adversely impacted by deteriorating credit quality in our loan portfolio, and a substantial portion of the portfolio currently consists of non-performing loans or is otherwise adversely classified. No assurance can be given that the portfolio will not experience further weakness or loss.
     As a result of significant deterioration in economic conditions in our market area, our loan portfolio suffered substantial deterioration during 2007, and we expect credit conditions and the performance of our loan portfolio to continue to deteriorate in the near future. Total classified assets, which comprise all impaired loans classified as substandard, doubtful or loss, and foreclosed real estate held for sale, totaled $1.79 billion at December 31, 2007. We had an additional $210.2 million of assets classified as “substandard – not impaired” and $527.3 million of assets classified as “special mention”. At December 31, 2007, our non-performing loans totaled $1.78 billion, or 18.60% of total loans. The deterioration in credit conditions caused us to increase our provision for loan losses in 2007 by 205.42%, as compared to 2006, driven primarily by higher valuation allowances related to commercial loans. Additional increases in the allowance for loan losses may be necessary in the future. No assurance can be given that additional loans will not be added to “classified” status or that existing classified loans will not migrate into lower classifications, which would result in additional provisions for loan losses. Further deterioration in the quality of our credit portfolio could have a material adverse effect on our earnings, results of operations and capital requirements.
Our business is concentrated in Puerto Rico and continued weakness of the Puerto Rico economy may continue to adversely affect our financial performance.
     Substantially all of the properties and other collateral securing our real estate, commercial and consumer loans are located in Puerto Rico. Consequently, our financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. The Puerto Rico economy is in the midst of a prolonged economic recession since the second quarter of 2006. The ongoing economic environment and uncertainties in Puerto Rico may continue to have an adverse effect on the quality of our loan portfolios and may result in a rise in delinquency rates and charge offs, until the economic condition in Puerto Rico improves. These concerns may also impact growth in interest and non interest income. Although management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of probable loan losses or that we will not have to increase its provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Any such increases in our provision for loan losses could have a material adverse impact on our future financial condition and results of operations. Also, a potential reduction in consumer spending may impact growth in other interest and non-interest revenue sources.
Our use of appraisals in deciding whether to make a loan secured by real property does not ensure the value of the real property collateral.
     In considering whether to make a loan secured by real property, we generally require an appraisal of such property. However, the appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.
Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2007, as evidenced by the material weaknesses that existed in our internal controls. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal controls.
     Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. As disclosed in this Form 10-K, management’s assessment of our internal control over financial reporting identified a number of material weaknesses in various areas as discussed in Item 9A. Controls and Procedures. A material weakness is a deficiency in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A. Controls and Procedures of this Form 10-K for remediation status of material weakenessess identified. However, there can be no assurance that additional material weaknesses will not be identified in the future. We are committed to continuing to improve our internal control processes and we will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address internal control deficiencies or determine to modify certain of the remediation measures described herein. We will continue to be at an increased risk that our financial statements could contain errors that will be undetected, and we will continue to incur significant expense and management burdens associated with the additional procedures required to prepare our consolidated financial statements.
Due to the restatement and the time involved in the preparation of the 2007 consolidated financial statements, we are late in our filings with the SEC, and, as a result, we will be limited in our ability to register our securities for offer and sale until we are deemed a current filer with the SEC.
     Until current periodic reports and financial statements are filed, we are limited from registering our securities with the SEC for offer and sale. This may preclude us from raising debt or equity financing in the public markets and will limit our ability to use stock options and other equity-based awards to attract, retain and provide incentives to our employees.
The lack of current financial and operating information about the Company, along with the restatement of our consolidated financial statements and related events, have had, and likely will continue to have, a material adverse effect on our business and reputation, including increased regulatory requirements and legislative and regulatory scrutiny.
     We are subject to risks associated with our announcement that we would restate our previously filed consolidated financial statements. This Form 10-K is the first annual or quarterly report we have filed with the SEC since May 2007. Our need to restate our historical financial statements, the delay in producing both restated and more current consolidated financial statements and related problems have had, and in the future may continue to have, an adverse effect on our business and reputation. In addition, we believe that the negative publicity to which we have been subject as a result of our restatement of prior period financial statements and related problems has further contributed to declines in the price of our common stock, an increase in the regulatory requirements to which we are subject, and in legislative and regulatory scrutiny of our business, and could increase our cost of funds and affect our customer relationships. Companies that restate their financial statements sometimes face litigation claims, some of which we have already been made aware, or SEC proceedings following such a restatement. We could face monetary judgments, penalties or other sanctions which could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline. See further discussion in “Item 3-Legal Proceedings” of this Form 10-K.
We expect to continue to incur significant expenses related to our internal control over financial reporting and the preparation of our financial statements.
     We have devoted substantial internal and external resources to the completion of the restatement. As a result of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for additional auditor services, financial and other consulting services, and legal services. We expect that these fees and expenses will remain significantly higher than historical fees and expenses in this category for the next several quarters. These expenses, as well as the substantial time devoted by our management towards addressing these material weaknesses, could have a material adverse effect on our business, financial condition and results of operations.
The SEC has requested information and documentation relating to our loans to Inyx, Inc. The SEC Staff may disagree with the manner in which we have accounted for and reported the financial impact of the adjustments to previously filed financial statements.
     The SEC has requested information and documentation relating to our loans to Inyx, Inc. (“Inyx”) and we have provided information and documents to the SEC Staff on a voluntary basis. Because the Company is unable to predict the outcome of this inquiry, the SEC Staff may disagree with the manner in which the Company has accounted for and reported the financial impact of the adjustments to previously filed financial statements and there may be a risk that the inquiry by the SEC could lead to circumstances in which the Company may have to further restate previously filed financial statements, amend prior filings or take other actions not currently contemplated.

We have counterparty exposure to Lehman Brothers Inc. in connection with certain securities repurchase agreements.
     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings, Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase financing agreements and derivative transactions. Westernbank anticipates recognizing in 2008 a loss of $484,600, which represents the value of Westernbank’s collateral held by Lehman Brothers Special Financing (“LBSF”) that exceeds the net amount due to such entity in connection with the derivative transactions. Additionally, Westernbank anticipates recognizing the unrealized loss on the value of the securities subject to the repurchase transactions, which would result in a charge of $3.3 million. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which Westernbank’s collateral with Lehman Brothers Inc. (“LBI”) exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claim forms with the trustee in LBI’s Securities Investor Protection Act (“SIPA”) liquidation agreement proceeding and while the Company continues to gather and evaluate pertinent information as it becomes available, at this time the Company is unable to determine the probability of receiving partial or full payment of such amounts owed by the affiliates of LBHI, or able to reasonably estimate any loss thereon. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.
Our performance is subject to interest rate risk.
     Our results of operations depend to a large extent on the success of Westernbank. Among the risks related to Westernbank are those related to interest rate fluctuations, lending operations and our ability to manage growth. Interest-rate fluctuations could adversely affect net interest income if our cost of funds increases faster than our yield on interest-earning assets. Increases in interest rates also increase the costs of loans to businesses and consumers and may reduce demand for such loans, which could negatively affect the ability of the Company to increase its loan portfolio as it has experienced in recent years. Increases in interest rates may reduce the value of the Company and Westernbank’s fixed-rate financial assets and may have an adverse impact on its earnings and financial condition. The Company and Westernbank own a substantial portfolio of real estate loans, mortgage-backed securities and other debt securities with fixed interest rates. The market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise.
Changes to business strategy to diversify the Company’s revenue and liquidity sources.
     Since the Company’s restatement announcement and as a result of the restatement process, the loan internal review and deteriorating macroeconomic conditions in Puerto Rico, among other factors, the Company has faced a number of financial, operational and legal difficulties that have had a material adverse effect on the Company’s business, financial condition and results of operations, as follows:
•	Reduced net interest income as a result of the decrease in short-term rates and the decrease in spread between prime rates and LIBOR; specifically, the Company’s loan portfolio is mostly tied to prime rates while the Company’s funding is tied to LIBOR, thus, a reduction in the spread has an adverse effect on the Company’s results of operations;

•	the continued downturn in the economy of Puerto Rico;

•	increase in the level of non-performing loans; and

•	increase in general and administrative costs as a result of the restatement process.
     As a result, the Company has decided to make certain changes to its business strategy to diversify the Company’s revenue and liquidity sources. The changes in the Company’s strategy are principally designed to produce earnings streams that are more stable, transparent and easier to protect from interest rate risk and credit cycle and to provide for an easier diversification of the Company’s liquidity sources. Specifically, the Company intends to:
•	Continue with the expansion into the San Juan Metropolitan Area

•	Diversify the Company’s loan portfolio

•	Diversify the Company’s liquidity sources

•	Diversify the Company’s business mix by improving services and product offerings to the affluent professional, consumer, and corporate segment
Diversification of the Company’s loan portfolio
     Historically, Westernbank has been one of the largest commercial lenders in Puerto Rico. In 2007, based on commercial real estate loans in Puerto Rico, Westernbank held the biggest market share among financial institutions in Puerto Rico. Most of Westernbank’s commercial real estate loans are variable rate loans tied to prime rates. As a result, in periods of declining short-term rates, Westernbank’s interest income decreases. In addition, the funding for the commercial real estate loan portfolio comes primarily from deposits, specifically brokered deposits. In general, commercial lending, including commercial real estate, asset-

based, unsecured business and construction, is generally recognized as involving greater credit risk than consumer lending, including residential real estate, because the individual commercial loans are typically larger in size than consumer loans and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. The properties or assets securing these loans may also be harder to dispose of in foreclosure.
     The Company intends to change its business by emphasizing small business and mortgage loan portfolios while deemphasizing the large corporate and construction portfolios. The Company has set portfolio limits in its large corporate and construction loan portfolio. Along with diversifying the Company’s revenue sources, small business and mortgage lending has the additional benefit of diversifying the Company’s liquidity sources by providing access to Small Business Administration and Federal Home Loan Bank liquidity programs.
Diversification of the Company’s liquidity sources.
     The Company relies primarily on deposits (including brokered deposits), short-term and long-term borrowings under Federal Home Loan Bank (“FHLB”) advances and repurchase agreements secured by pledges of the Company’s investment portfolio as its primary sources of liquidity.
     A by-product of the Company’s strategic intent to diversify its loan portfolio is the transition, on a relative basis, to self-funding loans, specifically residential mortgage and smaller commercial real estate loans. As a consequence, over time the Company’s liquidity mix will shift towards more borrowings from the FHLB.
     Additionally, the Company’s strategy is to supplement its retail deposit efforts through organic and inorganic strategies. By virtue of the Company’s strategic intent to continue expanding in the San Juan metropolitan area, specifically targeting areas of high growth, Westernbank expects to increase its share of deposits in Puerto Rico.
Diversify the Company’s business mix by improving services and product offerings to the affluent professional, consumer, and corporate segment.
     Diversification of its business mix by developing the affluent segment
          Through its current product and service offerings, Westernbank has captured a significant share of the affluent, professional, and small business owner segments in Puerto Rico. For the most part, the relationships have been product driven, either a credit and/or deposit relationship. The Company’s strategic intent is to maintain and deepen these relationships by building costumer centric strategies through a private bank service offering. For this segment, the Company’s value proposition will center in planning and advice. At the center of the relationship, a Westernbank private banker will serve as a liaison to all of the Company’s product and services.
     Diversification of its business mix by strengthening the consumer product offering
          The Company intends to further develop the product offering to the consumer segment to accelerate the Company’s diversification. Specifically, the Company will develop new debit cards, checking accounts, and credit card offerings, as well as an internet delivery strategy in order to complement the current offering.
     Diversifying the Company’s business mix by enhancing cash management products
          Over the years, Westernbank has focused a significant part of his strategy in the corporate segment. The Company’s offering, however, has been limited to loan products due to the lack of competitive deposit products. As a consequence, the Company’s corporate deposit market share has not increased proportionately to the growth of the Company’s loan market share. The Company intends to capture a significant share of the corporate deposit market by developing a suite of cash management products.
Competition with other financial institutions could adversely affect our profitability.
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
Changes in statutes and regulations, including tax laws and rules, could adversely affect us.
     The Company, as a Puerto Rico-chartered bank holding company, and our subsidiaries, are each subject to extensive federal and local governmental supervision and regulation relating to our banking and insurance businesses. In addition, there are laws and other regulations that restrict transactions between us and our subsidiaries. Any change in such laws or regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the local legislature, could adversely affect our profits and financial condition.
Natural disasters and geopolitical events beyond our control could adversely affect us.
     Natural disasters such as earthquakes, wildfires, extreme weather conditions, hurricanes, floods, and other acts of nature and geopolitical events involving terrorism or military conflict could adversely affect our business operations and those of our customers and cause substantial damage and loss to real and personal property. These natural disasters and geopolitical events could impair our borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of our non-performing loans and a higher level of non-performing assets (including real estate owned), net charge-offs, and provision for loan losses, which could adversely affect our earnings.
Applicable laws restrict our ability to pay dividends.
     Our main sources of liquidity are dividends from Westernbank, interest and dividends on portfolio securities we own and net proceeds from capital borrowings and offerings of our capital stock. Westernbank may not pay dividends if upon payment it would become undercapitalized under the regulations enforced by the FDIC. Westernbank also could be subject to these dividend restrictions if the FDIC determines that it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. We are also subject to restrictions on dividends generally imposed on Puerto Rico corporations and may be restricted in our ability to pay dividends by minimum capital requirements imposed by the Federal Reserve Board. The Federal Reserve Board issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.
Provisions of our charter and applicable law may prevent a change of control.
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
The loss of a key employee may adversely affect our prospects.
     We believe that our management team is one of our most valuable assets and has a very high level of experience, depth and expertise. They are largely responsible for our growth and development to date. The loss of the services of any member of our management team could adversely affect our business prospects. Most of our executive officers do not have an employment agreement with us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     The Company owns the premises housing its main offices at 19 West McKinley Street, Mayagüez, Puerto Rico. Also, as of December 31, 2007, Westernbank owned approximately 10 branch premises and other facilities, eight (8) lots for future development, and one office building, all of them located in Puerto Rico. In addition, as of such date, Westernbank leased properties, mainly for branch operations, in approximately 48 locations in Puerto Rico. As of December 31, 2007, WFCC leased an office location in West Palm Beach, Florida, United States of America, but the related lease agreement was terminated in connection with the closing of WFCC operations in the third quarter of 2008.
     At December 31, 2007, the Company’s future rental commitments under non-cancelable operating leases aggregated $10.1 million, not considering renewal options.
     The principal property owned by Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, for banking operations and other services is described below:
•	Westernbank World Plaza — a 23-story office building located at Puerto Rico’s main business district and which serves as Westernbank San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. The book value of this property at December 31, 2007, was $52.5 million. This property is encumbered by a mortgage, the terms of which are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings”.
     The Company’s investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2007, was $110.9 million. The combined net book value of the Company’s main offices as of December 31, 2007 was $1.5 million.
ITEM 3. LEGAL PROCEEDINGS
     This item describes the material legal proceedings that: (1) were pending as of December 31, 2007; (2) were terminated during the period from January 1, 2007 through the filing of this report; or (3) are pending as of the filing of this report. Thus, the description of a matter may include developments that occurred since December 31, 2007, as well as those that occurred during 2007.
     Shareholder Securities Class Action. In September and October 2007, three separate complaints, entitled Hildenbrand v. W Holding Company, Inc., et al., C.A.No. 07-1886 FAB (D.P.R.), Webb v. W Holding Company, Inc., et al., C.A.No. 07-1915 FAB (D.P.R.), and Saavedra v. W Holding Company, Inc., et al., C.A.No. 07-1931 FAB (D.P.R), were filed in the United States District Court for the District of Puerto Rico as putative class actions against the Company and certain of its current or former officers and directors. Thereafter, all three cases were consolidated into the Hildenbrand action. Following the filing of motions mandated by statute, the federal court appointed Felix Rivera, Jose A. Nicolao, Fundacion Rios Pasarell, Inc. and Efren E. Moreno as lead plaintiffs. Pursuant to an agreed scheduling order, the lead plaintiffs’ Consolidated Amended Complaint was filed on April 28, 2008. Their complaint alleges that certain of the Company’s current or former officers and directors engaged the Company in a fraudulent lending scheme and issued misleading information to the market, principally in connection with the timing and reporting of impairments to loans to Inyx that are described below. Plaintiffs allege that these actions artificially inflated the trading prices of the Company’s securities. The plaintiffs brought the action on behalf of all those who purchased the Company’s securities during the period between April 24, 2006 and June 26, 2007, claiming violation of Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) by the Company and the individual defendants and violation of Section 20(a) of the Exchange Act by the individual defendants. Plaintiffs are seeking unspecified damages for their alleged economic losses from investing in the Company’s securities. The Company and individual defendants filed motions to dismiss, arguing that the Consolidated Amended Complaint lacked particularized factual allegations required to state claims for securities fraud under Sections 10(b) and 20(a) of the Exchange Act. Briefing on the motions was completed on September 10, 2008. The Company intends to vigorously defend this action.
     Shareholder Derivative Action. On January 11, 2008, Hunter Wylie, who claims to be a Company shareholder, filed a shareholder derivative complaint (the “Complaint”), entitled Wylie v. Stipes, et al., and W Holding Company, Inc., C.A.No. 08-1036 GAG (D.P.R.), in the United States District Court for the District of Puerto Rico, purportedly on behalf of the Company against certain of the Company’s current and former officers and directors, and named the Company as a nominal defendant. Plaintiff contends that since April 2006 the individual named defendants caused the Company to overstate the value of its loan portfolio, principally in connection with the timing and reporting of impairments to loans to Inyx that are described below, and thereby allegedly caused monetary and reputational losses to the Company. After the Company and individual defendants moved to dismiss on April 7, 2008, the plaintiff filed an Amended Complaint on June 9, 2008, alleging breach of fiduciary duty, waste of corporate assets, unjust enrichment, violation of Title 14, Section 2727 of the laws of Puerto Rico, and a claim for reimbursement under Section 304 of the Sarbanes-Oxley Act. The Amended Complaint seeks unspecified monetary damages for the Company’s benefit from the individual defendants and a court order that the Company alter its governance policies. The Company and individual defendants moved to dismiss the Amended Complaint, arguing principally that the plaintiff failed to make a pre-suit demand on the Company Board of Directors, and thus lacks derivative standing to proceed with the action, that the plaintiff otherwise failed to allege facts sufficient to state claims for relief, and that there is no private right of action under Section 304 of the Sarbanes-Oxley Act. Briefing on the motions to dismiss was completed on December 16, 2008. On February 2, 2009, the Court entered an Opinion and Order granting the motions to dismiss in part and denying them in part. The Court dismissed Count I of the Amended Complaint (claiming reimbursement under Section 304 of the Sarbanes-Oxley Act) in its entirety, dismissed Count IV (alleging unjust enrichment) as to certain defendants, and denied the motions to dismiss as to the other counts challenged therein. On February 12, 2009, the Court entered an order extending the date to answer the Amended Complaint to March 27, 2009. The Company intends to vigorously defend this action.
     SEC Informal Inquiry. The SEC has requested information and documentation relating to our loans to Inyx and we have provided that information and the documents to the SEC Staff on a voluntary basis.
     Litigation Relating to the Inyx Loan:
     Westernbank Puerto Rico v. Kachkar, et al., 07-civ.-1606 (ADC) (D.P.R.): Westernbank filed an initial complaint against Inyx, Inc., Jack Kachkar, Inyx’s Chief Executive Officer, and certain other officers on July 5, 2007, and amended it on August 23, 2007 in the United States District Court for the District of Puerto Rico. In its amended filing, Westernbank alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and other fraud based claims, as well as claims related to alleged breaches of certain loan agreements and guarantees. Westernbank, among other things: (a) seeks damages of over $142 million against the defendants under, among others, the RICO Act; (b) requests payment of over $142 million from the defendants on amounts due and payable under certain loan agreements; and (c) requests that the Court order foreclosure on Westernbank’s collateral. On September 20, 2007, Westernbank moved to freeze certain defendants’ assets. The motion is pending, although a Report and Recommendation was issued by the Magistrate Judge in favor of Westernbank’s motion to freeze assets. The defendants filed objections to the Report and Recommendation, and these objections are currently pending before the District Court Judge.
     All defendants moved to dismiss and certain defendants moved alternatively to stay or transfer the case to the United States District Court for the Southern District of Florida. On April 17, 2008, several of the transfer motions were denied. The motions to dismiss and remaining motions to transfer are pending. However, on September 5, 2008, the Magistrate Judge issued another Report and Recommendation by which it recommended that all of the defendants’ motions to dismiss be denied. On September 22, 2008, the defendants, except for Inyx, filed their respective objections to the Magistrate Judge’s Report and Recommendation concerning the motions to dismiss. On October 9, 2008, Westernbank filed its response to the defendants’ objections to this Report and Recommendation. On September 8, 2008, Westernbank filed a Motion for Partial Summary Judgment on the breach of contract claims. On March 3, 2009, the Magistrate Judge issued a third Report and Recommendation, this time recommending that Westernbank’s Motion for Partial Summary Judgment on the breach of contract claims be granted. Among other things, the Magistrate Judge recommended that defendants Kachkar and Benkovitch be personally liable under certain personal guarantees for $100.1 million. Defendants have until March 20, 2009 to file their objections to this third Report and Recommendation on Westernbank’s Motion for Partial Summary Judgment. After defendants file their objections, Westernbank will file its corresponding response.
     Finally, on October 3, 2008, all of the defendants filed their respective answers to Westernbank’s Amended Complaint. Some of the defendants (Kachkar, Benkovitch, Inyx, and Green) also filed counterclaims. On December 2, 2008, Westernbank filed a motion to dismiss the original counterclaims filed by the defendants Kachkar, Benkovitch, Green and Inyx pursuant to Fed.R.Civ.P. 12(b)(6). On January, 14, 2009, defendants Kachkar, Benkovitch, Inyx and Green filed amended answers to Westernbank’s First Amended Complaint and Kachkar, Benkovitch and Inyx filed amended counterclaims. Defendant Green withdrew his counterclaim against Westernbank for alleged defamation. The Amended Counterclaims can be categorized into five distinct groups. The primary set of counterclaims, raised by Inyx, Kachkar, and Benkovitch, seeks enforcement of an alleged “oral forbearance and workout agreement” between Westernbank, Inyx, Kachkar, and Benkovitch related to approximately $142 million in loans that Westenbank had made to Inyx and its subsidiaries under various written loan agreements. The second subject of the counterclaims is the claim brought by Inyx alleging that Westernbank breached the agreements and otherwise breached an implied covenant of good faith and fair dealing by not giving Inyx ten days to pay the amounts then outstanding (approximately $140 million), and by abruptly placing Inyx into administration in the United Kingdom. The third set of counterclaims involves allegations that Westernbank either breached a confidentiality agreement relating to Kachkar’s supposed business relationship with Mr. Saadi Gadhafi, or tortiously interfered with that relationship. A fourth set of counterclaims revolves around the allegation that Westernbank breached an unwritten escrow agreement allegedly entered into on or about the 20th of June, 2007. The fifth and final set of counterclaims is composed of Kachkar and Benkovitch’s claims relating to their real estate in Florida, with respect to which they raise claims of conversion, rescission of instruments, slander of title, and violations of Florida’s Deceptive and Unfair Trade Practices Act. On February, 18, 2009, Westernbank filed another motion to dismiss the amended counterclaims pursuant to Fed.R.Civ.P. 12(b)(6). Discovery in the case is currently ongoing. The Company intends to vigorously defend the counterclaims.
     Inyx, Inc., et al. v. Westernbank Puerto Rico, et al, Case No. 07-22140-Civ-Cooke: Westernbank is also currently defending two lawsuits filed by Inyx, Inc. (“Inyx”) and persons associated with Inyx, which have been consolidated into one lawsuit before the United States District Court for the Southern District of Florida. Both lawsuits were originally filed in the Circuit Court for the 11th Judicial Circuit in and for Miami-Dade County, Florida and were then removed to federal court by Westernbank. Plaintiffs Jack Kachkar and Victoria Benkovitch filed their complaint against Westernbank on July 23, 2007. They contend that they should not have to perform under, and should be excused from, personal guarantees, security agreements and asset pledges they provided to Westernbank because Westernbank allegedly did not perform an oral agreement which allegedly modified the aforementioned written agreements. Plaintiff Inyx, Inc. filed its complaint against Westernbank, the Company, and certain current and former officers of Westernbank on August 17, 2007. Inyx alleges that a promissory note and mortgage that Inyx provided to Westernbank should be rescinded, and that Inyx should be awarded damages, because Westernbank allegedly did not perform an oral agreement to refrain from collecting on loans made to Inyx and its subsidiaries and also to provide Inyx with additional financing. On or about August 24, 2007, Westernbank, the Company and the individual defendants moved to dismiss or transfer the Kachkar and Benkovitch suit to the United States District Court for the District of Puerto Rico (the “District Court of Puerto Rico”). On December 23, 2008, the Court granted the motions to transfer and transferred both Florida lawsuits to the District Court of Puerto Rico where they are currently pending.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to the Company’s shareholders during the fourth quarter of 2007. A special meeting of stockholders of the Company was held at the J. William Fulbright Center at Hogan & Hartson LLP, 555 Thirteenth Street, NW, Washington, D.C. 20004 at 8:00 a.m. local time on November 7, 2008, pursuant to due notice, for the following purpose:
•	to vote on a proposal to adopt an amendment to our Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, at any time prior to December 31, 2008, at a specific ratio to be determined by the Board of Directors in its sole discretion within the range of one-for-10 to one-for-50, inclusive.

     The total number of votes eligible to be cast as of the record date of the meeting (September 19, 2008) was 164,906,923 eligible votes. A quorum was obtained with 146,161,188 shares represented in person or by proxy, which represented approximately 89% of all votes eligible to be cast at the meeting. Broker non-votes are not counted as a vote cast or entitled to vote on any matter presented at the annual meeting.
     The results of the election, as certified by representatives of the BNY Mellon, duly appointed inspectors of election for the special meeting, were as follows:

For	128,140,337
Against	17,830,730
Abstain	190,121

Total Shares	146,161,188

     No other matters were discussed at the special meeting.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WHI”.
     The following table sets forth the range of high and low sales prices of the Company’s common stock, as quoted in the NYSE system, at the end of each quarter for 2008, 2007 and 2006. The prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions:

Quarter ended	High (1)	Low (1)
December 2008	$32.50	$7.29
September 2008 (2)	49.00	23.00
June 2008 (2)	61.00	42.50
March 2008 (2)	79.50	50.50

December 2007 (2)	$118.50	$37.50
September 2007 (2)	149.00	91.50
June 2007 (2)	282.50	125.00
March 2007 (2)	311.00	233.00

December 2006 (2)	$335.00	$275.00
September 2006 (2)	341.00	250.00
June 2006 (2)	400.00	303.50
March 2006 (2)	456.00	359.00

(1)	Prices in table are rounded.

(2)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
     As of December 31, 2008, the Company had 673 stockholders of record of its common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Company’s common stock on such date, as quoted on NYSE was $10.30 per share.

     DIVIDENDS
     On March 7, 2000, the Company’s board of directors adopted a policy of paying dividends on a monthly basis. Thereafter, dividends on common stock and preferred stock had been paid on the 15th day of each month for stockholders of record as of the last business day of the previous month.
     The Company’s cash dividends corresponding to 2007 and 2006 were as follows:

Record date	Payable date	Amount per share (1) (2)
Year 2007

January 31, 2007	February 15, 2007	$0.7915
February 28, 2007	March 15, 2007	0.7915
March 30, 2007	April 17, 2007	0.7915
April 30, 2007	May 15, 2007	0.7915
May 31, 2007	June 15, 2007	0.7915
June 29, 2007	July 17, 2007	0.7915
July 31, 2007	August 15, 2007	0.7915
August 31, 2007	September 17, 2007	0.7915
September 28, 2007	October 15, 2007	0.7915
October 31, 2007	November 15, 2007	0.7915
November 30, 2007	December 17, 2007	0.7915
December 31, 2007	January 15, 2008	0.7915

Total		$9.5000

Year 2006

January 31, 2006	February 15, 2006	$0.7915
February 28, 2006	March 15, 2006	0.7915
March 31, 2006	April 17, 2006	0.7915
April 28, 2006	May 15, 2006	0.7915
May 31, 2006	June 15, 2006	0.7915
June 30, 2006	July 17, 2006	0.7915
July 31, 2006	August 15, 2006	0.7915
August 31, 2006	September 15, 2006	0.7915
September 29, 2006	October 16, 2006	0.7915
October 31, 2006	November 15, 2006	0.7915
November 30, 2006	December 15, 2006	0.7915
December 29, 2006	January 16, 2007	0.7915

Total		$9.5000

(1)	Dividends amounts in the table are rounded.

(2)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
     On January 20, 2005, the Company’s board of directors approved an increase in its annual dividend payments to stockholders for 2005 to $9.50 per common share (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008). This represents an increase of 32.14% over the dividends paid in 2004.
     On January 31, 2006, and on January 30, 2007, the Company’s board of directors approved an annual dividend payment of $9.50 per common share (as adjusted) to its stockholders for years 2006 and 2007, respectively.

     On December 31, 2007, the Company’s board of directors approved an annual dividend payment of $2.50 per common share (as adjusted) to its common stockholders commencing on February 15, 2008, and on record as of January 31, 2008.
     On February 17, 2009, the Company’s Board of Directors announced that the Board voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, so as to maintain the Company’s capital position.
     Information concerning legal or regulatory restrictions on the payment of dividends by the Company and Westernbank is contained under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Stockholders’ Equity” and Notes 15 and 16 to the Consolidated Financial Statements included herein in Part II, Item 8.
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
     Holders of the Company’s common stock are urged to consult with their own tax advisors as to the tax consequences of dividend payments made by the Company.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2007
     The following table provides information as of December 31, 2007, regarding shares of common stock that may be issued to key employees under the Company’s stock option plans. The 1999 Qualified Stock Option Plan and the 1999 Nonqualified Stock Option Plan are the only equity based compensation plans currently in effect. At December 31, 2007, the Company had outstanding 139,220 options (as adjusted for the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) under the 1999 Qualified Stock Option Plan. No options have been granted under the 1999 Nonqualified Stock Option Plan.
     Equity compensation plans approved by shareholders:

Number of securities remaining available
for future issuance under equity
Number of securities to be issued upon	Weighted-average exercise	compensation plans (excluding securities
exercise of outstanding options (1) (2)	price of outstanding options (1)	reflected in column (a)) (1)
(a)	(b)	(c)
124,630	$166.17	108,706

(1)	Adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008, a three-for-two stock split and a 2% stock dividend on the Company’s common stock declared on December 6, 2004 and December 13, 2004, respectively, distributed on January 10, 2005; the three-for-two stock split and a 2% stock dividend declared on November 4, 2003 and November 11, 2003, respectively, distributed on December 10, 2003; and the three-for-two stock split declared on June 17, 2002 and distributed on July 10, 2002.

(2)	Excludes 47,028 shares (as adjusted) issued upon exercise of stock options through December 31, 2007.

PERFORMANCE OF W HOLDING COMPANY, INC. COMMON STOCK
     The following graph compares the cumulative 5-year total return to shareholders on W Holding Company, Inc.’s common stock relative to the cumulative total returns of the Dow Jones US index and the Dow Jones US Banks index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2002 and tracks it through 12/31/2007.

	12/02	12/03	12/04	12/05	12/06	12/07

W Holding Company, Inc.	100.00	175.95	223.85	122.85	91.57	19.99
Dow Jones US index	100.00	130.75	146.45	155.72	179.96	190.77
Dow Jones US Banks index	100.00	132.94	152.03	155.32	182.84	136.79

(A)	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

(B)	The indexes are reweighted daily, using the market capitalization on the previous trading day.

(C)	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

(D)	The index level for all series was set to $100.00 on December 31, 2002.
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The stock price information shown on the graph is not necessarily indicative of future price performance.
RECENT SALES OF UNREGISTERED SECURITIES
     No sales of unregistered securities were made by the Company in 2007.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES
     No purchases of the Company’s common stock were made by or on behalf of the Company in 2007.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Form 10-K, and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2007, are derived from the Company’s Consolidated Financial Statements.

	Year ended December 31,
	2007	2006	2005	2004	2003
		(As Restated)(2)	(As Restated)(2)(7)
	(Amounts in thousands, except per share data)
Income Statement Data:

Interest income	$1,070,189	$989,790	$793,205	$591,376	$461,894
Interest expense	785,126	681,419	483,747	314,219	245,102

Net interest income	285,063	308,371	309,458	277,157	216,792
Provision for loan losses	(277,562)	(90,880)	(80,006)	(36,691)	(27,048)

Net interest income after provision for loan losses	7,501	217,491	229,452	240,466	189,744
Noninterest income	47,798	37,098	35,820	53,628	25,295
Noninterest expenses	(163,409)	(124,518)	(108,230)	(100,125)	(84,821)

Income (loss) before income taxes	(108,110)	130,071	157,042	193,969	130,218
Income taxes	39,772	(70,492)	(33,547)	(22,093)	(19,263)

Net income (loss)	(68,338)	59,579	123,495	171,876	110,955
Preferred stock dividends	36,910	36,911	36,985	27,158	21,593

Income (loss) attributable to common stockholders	$(105,248)	$22,668	$86,510	$144,718	$89,362

Share Data:
Basic earnings (loss) per common share (1)	$(31.92)	$6.89	$26.37	$44.30	$27.80
Diluted earnings (loss) per common share (1)	$(31.92)	$6.74	$25.61	$42.80	$27.03
Cash dividends declared per common share (1)(3)	$9.50	$9.50	$9.30	$7.19	$5.69
Cash dividends declared on common shares	$31,327	$31,236	$30,575	$23,502	$18,322
Period end number of common shares outstanding (1)	3,298	3,290	3,282	3,278	3,252
Weighted average number of common shares outstanding (1)	3,297	3,288	3,280	3,267	3,215
Weighted average number of common shares outstanding on a fully diluted basis (1)	3,297	3,361	3,412	3,409	3,306
Dividend payout ratio (4)	(29.76)%	137.80%	35.34%	16.24%	20.50%
Book value per share data (1)	$141.12	$187.40	$189.81	$172.59	$135.14

	Year ended December 31,
	2007	2006	2005	2004	2003
		(As Restated)(2)	(As Restated)(2)(7)
	(Amounts in thousands, except per share data)
Performance ratios:
Return on assets (5)	(0.39)%	0.36%	0.81%	1.33%	1.12%
Return on common stockholders’ equity (5)	(19.46)	3.66	14.55	28.79	22.37
Efficiency ratio	49.45	35.99	30.85	30.66	32.17
Operating expenses to total end-of-period assets	0.91	0.73	0.67	0.70	0.74
Net yield on interest-earning assets	1.66	1.91	2.08	2.22	2.31

Balance Sheet Data:
Total assets	$17,926,711	$17,074,144	$16,112,273	$14,321,620	$11,527,509
Federal funds sold and resell agreements	886,700	950,573	746,539	1,017,303	649,852
Investments securities held to maturity, securities available for sale and trading securities	7,077,198	7,028,120	7,079,191	6,929,260	5,778,790
Loans-net	9,209,911	8,554,177	7,765,191	5,917,352	4,683,118
Total liabilities	16,930,475	15,926,801	14,958,386	13,244,061	10,703,131
Total deposits	10,496,501	9,337,063	8,375,609	6,244,170	5,397,676
Federal funds purchased and repurchase agreements	6,146,693	6,320,481	6,260,029	6,683,527	5,046,045
Stockholders’ equity	996,236	1,147,343	1,153,887	1,077,559	824,378

Capital Ratios:
Total capital to risk-weighted assets	9.06%	11.92%	12.75%	14.90%	13.90%
Tier I capital to risk-weighted assets	7.79	10.66	11.95	14.01	13.06
Tier I capital to average assets	4.90	6.76	7.26	7.69	7.18
Equity-to-asset ratio (5)	6.12	6.93	7.33	7.36	7.13

Asset Quality Ratios:
Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	9.97%	1.68%	0.94%	0.27%	0.31%
Total non-performing loans as a percentage of loans at end of period	18.60	3.21	1.87	0.58	0.66
Net loans charged-off to average total loans (6)	1.54	0.36	0.27	0.34	0.29
Allowance for loan losses to total loans at end of period	3.55	2.31	1.79	1.34	1.30
Allowance for loan losses to non-performing loans	19.07	71.87	95.55	233.64	197.17

(1)	Adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008; the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005; and the three-for-two stock split and the 2% stock dividend declared in November 2003 and distributed on December 10, 2003.

(2)	See Note 25 to the consolidated financial statements for information about the restatement, included herein in Part II, Item 8.

(3)	Cash dividends amounts are rounded.

(4)	Common stockholders’ dividend declared divided by income (loss) attributable to common stockholders. It is the Company’s policy to distribute in the form of dividends to stockholders on the basis of a given percentage applicable to the average consolidated earnings for the last two preceding years.

(5)	The return on assets is computed by dividing net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

(6)	Average balances were computed using beginning and period-end balances.

(7)	The consolidated statement of financial condition as of December 31, 2005 has been restated and is presented herein on an unaudited basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the restatement of the Company’s consolidated financial statements. Please refer to Note 25 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K under Part II, Item 8 for further financial information regarding the restatement of the Company’s consolidated financial statements.
     This section analyzes the major elements of the Company’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing elsewhere in this Annual Report. Readers should also review carefully Item 1, “Business—Forward-Looking Statements” and Item 1A, “Risk Factors” for a description of the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from those forward-looking statements.
ORGANIZATION OF MD&A
     We intend for our MD&A to provide information that will assist in better understanding our consolidated financial statements. This section explains the changes in certain key items in our consolidated financial statements from year to year and with respect to certain quarterly periods, the primary factors driving those changes, our risk management processes and results, any known trends or uncertainties of which we are aware that we believe may have a material effect on our future performance, as well as how certain accounting principles affect our consolidated financial statements. Our MD&A also provides information about our business segments in order to explain how the activities of each segment impact our results of operations and financial condition.
     This discussion should be read in conjunction with our consolidated financial statements and the notes accompanying those consolidated financial statements. Readers should also review carefully Item 1, “Business—Forward-Looking Statements” and Item 1A, “Risk Factors” for a description of the forward-looking statements in this report and a discussion of the risk factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements.
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
OVERVIEW
     Total assets at December 31, 2007, 2006 and 2005 were $17.93 billion, $17.07 billion, and $16.11 billion, respectively. The increase in total assets was mainly driven by increases in the Company’s loan portfolio. Loans receivable-net grew by $655.7 million for the year ended December 31, 2007, when compared to the previous year, as a result of the Company’s strategy of growing its 2007 variable rate loan portfolio mainly through increased originations in commercial real estate mortgage and construction mortgage loans. The investment portfolio, excluding short-term money market instruments, increased $49.1 million, from $7.03 billion at December 31, 2006, to $7.08 billion at December 31, 2007. The investment portfolio was $7.08 billion at December 31, 2005. Total deposits reached $10.50 billion, from $9.34 billion at December 31, 2006, and $8.38 billion at year end 2005. The increase is mainly attributable to increases in brokered deposits.
     Net loss for the year ended December 31, 2007 was $68.3 million, compared to a net income of $59.6 million and $123.5 million for the years ended December 31, 2006 and 2005, respectively. Basic and diluted earnings (loss) per common share for the year ended December 31, 2007 amounted to $(31.92), compared to basic and diluted earnings per common share of $6.89 ($6.74 on a diluted basis) and $26.37 ($25.61 on a diluted basis), adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008, for the comparable periods in 2006 and 2005, respectively. As more fully discussed in this Item 7, the net loss for the year ended December 31, 2007, when compared to a net income in 2006, was mainly attributed to an increase of $186.7 million in the provision for loan losses (principally attributed to increased provisions in the Company’s commercial loan portfolios, including construction loans), an increase of $38.9 million in noninterest expenses (mainly attributed to additional professional fees, salaries and employees’ benefits, deposit insurance premium and other expenses incurred during 2007) and a decrease of $23.3 million in net interest income (mainly as a result of an increase in non-performing loans), partially offset by an increase of $10.7 million in noninterest income and a decrease of $110.3 million in the provision for income taxes. The decrease in net income for the year ended December 31, 2006, when compared to year 2005, was attributed to an increase of $10.9 million in the provision for loan losses (principally attributed to an increase in the provision of the asset-based lending division loan portfolio), an increase of $16.3 million in noninterest expenses, an increase of $36.9 million in the provision for income taxes, and a decrease of $1.1 million in net interest income, partially offset by an increase of $1.3 million in noninterest income. In the year 2005, the Company recorded a charge of $6.7 million ($4.1 million, net of taxes), mainly as a result of the change in the fair value during the year of certain interest rate swaps on a portion of the Company’s brokered deposits. The Company’s returns on average assets for the years ended December 31, 2007, 2006, and 2005 were (0.39)%, 0.36% and 0.81%, respectively; while, the Company’s returns on average common stockholders’ equity for the years ended December 31, 2007, 2006, and 2005 were (19.46)%, 3.66%, and 14.55%, respectively.

RESULTS OF OPERATIONS
NET INTEREST INCOME
     The Company’s principal source of earnings is its net interest income, which is the difference between interest income on loans and invested assets (“interest-earning assets”) and interest expense on deposits and borrowings, including federal funds purchased and repurchase agreements and advances from the FHLB (“interest-bearing liabilities”). Loan origination and commitments fees, net of related costs, are deferred and amortized over the life of the related loans as a yield adjustment. Gains or losses on the sale of loans and investments, service charges, fees and other income, also affect income. In addition, the Company’s net income is affected by the level of its non-interest expenses, such as the provision for loan losses, compensation, employees’ benefits, occupancy costs, other operating expenses and income taxes.
     The Company’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Company’s assets and liabilities. The Company manages its exposure to interest rate risk through the Company’s Asset and Liability Management Group. The main objective of the Company’s Asset and Liability Management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. As further discussed under the header “- Market Risk and Interest Rate Risk”, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities. Therefore, management has followed a conservative practice inclined towards the preservation of capital with adequate returns. The Company’s Investment Committee, which includes the entire Board of Directors and senior management, is responsible for the asset-liability management oversight. The Investment Department is responsible for implementing the policies established by the Investment Committee.
     2007 VERSUS 2006. Net interest income for the year ended December 31, 2007 was $285.1 million, a decrease of $23.3 million or 7.56%, from $308.4 million for the prior year. The decrease in net interest income was mainly due to a reduction in the net yield and in the average balance on the net interest-earning assets, offset in part by an increase in average balance on the interest-earning assets. For the year ended December 31, 2007, the net yield on interest-earning assets decreased by 25 basis points when compared to the same period in 2006. The decrease in net yield on interest-earning assets during 2007 was mainly driven by the effects of the flattening of the yield curve experienced during most of 2007, coupled with the mismatch between the re-pricing profile of the Company’s assets and liabilities. At December 31, 2006 and for most of 2007, the Company was liability sensitive since the Company’s liabilities re-price earlier than its assets. As a consequence, in periods of rising short-term rates or flattening of the yield curve, the Company’s average rate paid on its interest-bearing liabilities increases in higher proportion than the increase in the average yield earned on its interest-earning assets. For further details on the Company’s interest rate risk profile, refer to “Risk Management — Market Risk & Interest Rate Risk” section of this discussion. For the year 2007, when compared to 2006, the overall cost of funds increased by 32 basis points, from 4.48% for year 2006, to 4.80% for year 2007. The average interest rate paid on deposits increased 49 basis points, from 4.17% in 2006, to 4.66% for 2007 and the average interest rates paid on federal funds purchased and repurchase agreements increased 12 basis points, from 4.89% in 2006, to 5.01% in 2007. The average interest rate paid on advances from the Federal Home Loan Bank also increased by 20 basis points, from 5.34% in 2006, to 5.54% in 2007. The average yield earned on interest-earning assets increased 10 basis points from 6.14% to 6.24%, for the year ended December 31, 2007, when compared to year 2006. The increase in the average yield for the year ended December 31, 2007, was mainly due to higher average yields earned in almost all the categories of interest-earning assets, and most significant in the Company’s mortgage backed securities portfolio.
     Average interest-earning assets for the year ended December 31, 2007 increased by $1.04 billion or 6.44%, compared to year 2006, primarily driven by a rise in the average loan portfolio of $781.7 million or 9.63%, particularly in the commercial real estate mortgage and construction loan portfolios coupled with an increase in the Company’s mortgage-backed securities portfolio. The average investment portfolio, excluding mortgage-backed securities and money market instruments, decreased by $60.4 million, and the average mortgage-backed securities increased by $302.5 million or 47.80%. The decrease in the average investment portfolio, excluding mortgage-backed securities and money market instruments, was primarily in short-term tax exempt securities, such as U.S. Government Agencies discount notes, while the increase on the average mortgage-backed securities was specifically due to CMO’s issued or guaranteed by FNMA and FHLMC available for sale bought during the quarter ended June 30, 2007. The average money market instruments increased by $14.7 million. The impact of the growth in average interest-earning assets was offset by an increase in the average interest-bearing liabilities of $1.14 billion or 7.49% for the year 2007, principally by brokered deposits, when compared to year 2006.
     2006 VERSUS 2005. Net interest income for the year ended December 31, 2006 was $308.4 million, a decrease of $1.1 million, from $309.5 million for the prior year. The decrease in net interest income during 2006 was mainly due to a reduction in net yield and in the average balance on the net interest-earning assets offset in part by an increase in average balance on the interest-earning assets. For the year ended December 31, 2006, net yield on interest-earning assets decreased by 17 basis points when compared to the same period in 2005. The decrease in net yield on interest-earning assets was mainly due to the upward trend of short-term interest rates and the re-pricing mismatch of the Company’s assets and liabilities, in particular the Company’s investment portfolio. Prior to 2005, the Company’s investment portfolio, mostly long term mortgage-backed and callable U.S. Government agency securities, was funded with short-term repurchase agreements. The maturity and re-pricing mismatch of the Company’s investment portfolio and its funding caused net interest income to decrease as short term rates increased. For further details on the Company’s interest rate risk profile, refer to “Risk Management — Market Risk & Interest Rate Risk” section of this discussion. The average interest rates paid on federal funds purchased and repurchase agreements increased 122 basis points, from 3.67% in 2005, to 4.89% in 2006. Additionally, as a result of increases in short-term rates, the average interest rate paid on deposits also increased by 90 basis points, from 3.27% in 2005, to 4.17% for 2006.
     The average yield earned on interest-earning assets increased 81 basis points from 5.33% to 6.14%, for the year ended December 31, 2006, when compared to year 2005. The increase in the average yield for the year ended December 31, 2006, was mainly due to higher average yields earned on the loan portfolio, higher reinvestment rates on matured and called securities and higher yields earned on mortgage-backed securities and money market instruments. The increase in the average yield earned on the loan portfolio was due to new higher yielding loans and the repricing of existing floating and adjustable rate in the commercial real estate loans and in construction loans (“Commercial”) and in commercial, industrial and agricultural loans (“C&I”) portfolios. During the year ended December 31, 2006, the Federal Reserve increased the discount rate by 100 basis points, which is reflected equally on the Prime Rate, the index used by the Bank to reprice most of its floating and adjustable rate commercial loans. Average interest-earning assets for the year ended December 31, 2006 increased by $1.23 billion or 8.24%, compared to year 2005, primarily driven by a rise in the average loan portfolio of $1.20 billion or 17.36%, particularly in the Commercial and C&I loans portfolios, and an increase of $252.2 million or 4.02% in the average investment portfolio, excluding short-term money market instruments and mortgage-backed securities. The average mortgage-backed securities and the average money market instruments decreased by $120.0 million or 15.95% and $105.6 million or 11.10%, respectively. Changes in the investment portfolio are attributable to the reinvestment in short-term tax-exempt securities, specifically U.S. Government Agencies discount notes, as part of management’s strategy of growing the Company’s tax exempt interest income.
     The impact of the growth in average interest-earning assets was offset by an increase in the average interest-bearing liabilities of $1.25 billion or 8.96% for the year 2006, when compared to year 2005.
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

	Year ended December 31,
	2007			2006			2005
		Average	Average		Average	Average		Average	Average
	Interest	balance (1)	yield / rate	Interest	balance (1)	yield / rate	Interest	balance (1)	yield / rate
	(Dollars in thousands)
Normal Spread:
Interest-earning assets:
Loans, including loan fees (2)	$723,765	$8,898,688	8.13%	$661,095	$8,116,951	8.14%	$476,918	$6,916,243	6.90%
Investment securities (3)	260,300	6,458,955	4.03	261,971	6,519,398	4.02	247,533	6,267,159	3.95
Mortgage-backed securities (4)	45,291	935,269	4.84	28,489	632,792	4.50	32,321	752,839	4.29
Money market instruments	40,833	860,093	4.75	38,235	845,375	4.52	36,433	950,980	3.83

Total	1,070,189	17,153,005	6.24	989,790	16,114,516	6.14	793,205	14,887,221	5.33

Interest-bearing liabilities:
Deposits	463,298	9,938,968	4.66	366,063	8,771,531	4.17	241,268	7,376,605	3.27
Federal funds purchased and repurchase agreements	315,030	6,289,605	5.01	307,463	6,290,818	4.89	234,791	6,398,451	3.67
Advances from FHLB	5,691	102,684	5.54	7,893	147,780	5.34	7,688	184,153	4.17
Borrowings under line of credit	1,107	18,220	6.08	—	—	—	—	—	—

Total	785,126	16,349,477	4.80	681,419	15,210,129	4.48	483,747	13,959,209	3.47

Net interest income	$285,063			$308,371			$309,458

Interest rate spread			1.44%			1.66%			1.86%

Net interest-earning assets		$803,528			$904,387			$928,012

Net yield on interest-earning assets (5)			1.66%			1.91%			2.08%

Ratio of interest-earning assets to interest-bearing liabilities		104.91%			105.95%			106.65%

Tax Equivalent Spread:
Interest-earnings assets	$1,070,189	$17,153,005	6.24%	$989,790	$16,114,516	6.14%	$793,205	$14,887,221	5.33%
Tax equivalent adjustment	—	—	—	—	—	—	31,626	—	0.21

Interest-earning assets - tax equivalent	1,070,189	17,153,005	6.24	989,790	16,114,516	6.14	824,831	14,887,221	5.54

Interest-bearing liabilities	785,126	$16,349,477	4.80	681,419	$15,210,129	4.48	483,747	$13,959,209	3.47

Net interest income	$285,063			$308,371			$341,084

Interest rate spread			1.44%			1.66%			2.07%

Net yield on interest- earning assets (5)			1.66%			1.91%			2.29%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Average loans exclude the average balance of non-performing loans amounting to $367.9 million, $209.4 million and $40.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Loans fees, net amounted to $17.1 million, $15.8 million and $16.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Net interest income divided by average interest-earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and the changes in interest rates.

	Year ended December 31,

	2007 vs. 2006			2006 vs. 2005
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$63,580	$(910)	$62,670	$90,136	$94,041	$184,177
Investment securities (1)	(2,439)	768	(1,671)	10,084	4,354	14,438
Mortgage-backed securities (2)	14,507	2,295	16,802	(5,515)	1,683	(3,832)
Money market instruments	648	1,950	2,598	(4,324)	6,126	1,802

Total increase in interest income	76,296	4,103	80,399	90,381	106,204	196,585

Interest expense:
Deposits	51,754	45,481	97,235	50,744	74,051	124,795
Federal funds purchased and repurchase agreements	(59)	7,626	7,567	(3,880)	76,552	72,672
Advances from FHLB	(2,512)	310	(2,202)	(495)	700	205
Borrowings under line of credit	1,107	—	1,107	—	—	—

Total increase in interest expense	50,290	53,417	103,707	46,369	151,303	197,672

Increase (decrease) in net interest income	$26,006	$(49,314)	$(23,308)	$44,012	$(45,099)	$(1,087)

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
     PROVISION FOR LOAN LOSSES
     The provision for loan losses is charged to earnings to maintain the allowance for loan losses at a level that the Company considers adequate to absorb probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is based on ongoing, quarterly assessments and evaluations of the collectibility and historical loss experience of loans. The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan losses. Although the Company believes that the allowance for loan losses is adequate, factors beyond the Company’s control, including factors affecting the Puerto Rico economy may contribute to delinquencies and defaults, thus necessitating additional reserves.
     During 2007, the Company provided $277.6 million for loan losses, as compared to $90.9 million in 2006 and $80.0 million in 2005.
     2007 VERSUS 2006. The Company’s provision for loan losses increased by $186.7 million or 205.42% during 2007, compared to 2006. Net charge-offs during 2007 amounted to $141.0 million, which when subtracted from the provision for loan losses of $277.6 million resulted in a net increase in the allowance for loan losses of $136.5 million or 67.53%.
     The increase in the provision for loan losses for 2007 is mainly attributable to higher non-performing and impaired loans and higher net loans charged-off and specific reserves during the period in the Company’s commercial, construction and asset-based lending loan portfolios coupled with the growth of the Company’s loan portfolios. The increase is principally due to the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates, and higher levels of oil prices. The slowdown in activity has impacted the commercial real estate mortgage loan portfolio, including the construction loan portfolio, of the Company. Westernbank has historically provided land acquisition, development, and construction financing to developers for residential housing projects. In connection with the preparation of the 2007 consolidated financial statements, the Company reviewed and obtained recent appraisals for substantially all properties underlying construction and asset-based lending loans and other impaired commercial loans. The loan loss provision for 2007 includes the incorporation of such appraisals in the calculation of the specific allowances. Since the middle of 2007, the Company has taken several steps to mitigate the credit risk underlying its commercial, construction and asset-based loan portfolios, including segregating origination, underwriting and credit administration functions, setting portfolio limits and applying stricter underwriting guidelines.

     The provision for loan losses for Commercial and C&I loans, excluding construction and asset-based loan portfolios, accounted for $122.9 million or 44.25% of the total provision for loan losses for the year ended December 31, 2007. The increase in the provision for loan losses when compared to 2006 is mainly attributable to higher Commercial and C&I non-performing and impaired loans due to worsening economic conditions in Puerto Rico. Total non-performing and impaired loans in this portfolio amounted to $726.5 million at December 31, 2007. As of December 31, 2007, the Company classified as non-performing and impaired loans twelve loan relationships with outstanding principal balances of $104.2 million, $88.1 million, $64.2 million, $47.0 million, $44.2 million, $38.7 million, $35.8 million, $34.0 million, $28.9 million, $25.7 million, $24.2 million and $21.7 million at December 31, 2007. These loans relationships required valuation allowances of $6.0 million for the $104.2 million loan, $7.7 million for the $64.2 million loan, $9.8 million for the $47.0 million loan, $19.1 million for the $44.2 million loan, $18.0 million for the $35.8 million loan and $2.9 million for the $28.9 million loan. Loan relationships with outstanding principal balances of $88.1 million, $38.7 million, $34.0 million, $25.7 million, $24.2 million and $21.7 million did not require valuation allowances as of December 31, 2007.
     The provision for loan losses for construction loans accounted for $113.7 million or 40.95% of the total provision for loan losses for the year ended December 31, 2007. The increase in the provision for loan losses for construction loans, when compared to 2006, is mainly attributable to a significant increase in impaired construction loans principally due to the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates, and higher levels of oil prices. The slowdown in activity has impacted the commercial real estate mortgage loan portfolio, including the construction loan portfolio, of the Company. Total non-performing and impaired loans in the construction — mortgage loans portfolio were $429.4 million at December 31, 2007. There were no such loans at December 31, 2006 and 2005. The increase in total non-performing loans is a direct result of the aforementioned economic slowdown in Puerto Rico, as demand for new housing has decreased due to affordability concerns. Total non-performing and impaired loans in the construction — mortgage loan portfolio was principally attributed to four loan relationships with outstanding principal balances of $73.6 million, $70.3 million, $48.6 million and $30.4 million, and five other construction-mortgage loans with outstanding principal balances of $38.5 million, $36.6 million, $34.4 million, $26.0 million and $22.7 million at December 31, 2007. The following loans or loan relationships required valuation allowances at December 31, 2007: $6.3 million for the $73.6 million loan relationship, $14.2 million for the $70.3 million loan relationship, $9.6 million for the $48.6 million loan relationship, $5.8 million for the $36.6 million loan, $13.5 million for the $34.4 million loan, $4.4 million for $30.4 million loan and $6.0 for the $22.7 million loan. The $38.5 million loan and the $26.0 million loan did not require valuation allowances.
     The provision for loan losses for Westernbank Business Credit division and those asset-based loans held by Westernbank International division (the “Divisions”), accounted for $25.8 million or 9.30% of the total provision for loan losses for the year ended December 31, 2007, while for 2006, it accounted for $86.1 million or 94.73% of the total provision for loan losses. The decrease of $60.3 million in the provision for loan losses for the Divisions for 2007 is mainly the result of significant specific allowances taken on non-performing and impaired loan relationships during 2006. During the year ended December 31, 2006, the Company established valuation allowances for four classified asset-based loan relationships held by the Divisions with aggregate outstanding principal balances of $108.7 million, $44.9 million, $40.5 million, and $7.3 million at December 31, 2006. These loans required valuation allowances at December 31, 2006 as follows: $59.4 million for the $108.7 million loan, $11.4 million for the $44.9 million loan (after partial charge-off of $7.5 million), $15.2 million for the $40.5 million loan, and $2.5 million for the $7.3 million loan (after a partial charge-off of $3.0 million). These loans are inadequately protected by the current net worth and paying capacity of the borrower and have collateral shortfalls. The average yield of Westernbank Business Credit Division’s loan portfolio at December 31, 2007, was 8.39%.
     As part of the preparation of the 2007 consolidated financial statements, the Company’s internal loan review function examined the entire construction — mortgage loan portfolio and the asset-based loan portfolio using appraisals, the majority of which were done in 2007 or more recently, for substantially all of the underlying collateral. In addition, the Company’s internal loan review function examined each Commercial and C&I loan relationship over $3.0 million using appraisals, the majority of which were done in 2007 or more recently, for each impaired loan. The Company’s determination of valuation allowances was mainly based on a collateral dependant analysis, which reflects the value of the property in its present condition after appropriate deductions for selling costs. The loan loss provision for 2007 includes the incorporation of such appraisals in the calculation of the specific allowances. Although management believes that the current allowance for the Commercial and C&I loan portfolios is sufficient, future additions to the allowance may be necessary if economic conditions deteriorate. Since 2007, the Company has taken several steps to mitigate the credit risk underlying its Commercial and C&I loan portfolios, including setting portfolio limits and applying stricter underwriting guidelines.
     The provision for loan losses for the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, which is the principal component of the consumer loan provision, increased by $8.9 million, from $7.9 million for the year 2006 to $16.8 million for the year 2007 or 6.05% of the total provision for loan losses for the year ended December 31, 2007. The increase was primarily due to an increase in the delinquency levels of the consumer loan portfolio at December 31, 2007. The delinquency ratio on the consumer loan portfolio, including the Expresso of Westernbank loan portfolio, for the categories of 60 days and over increased by 49 basis points, to 2.01% at December 31, 2007, when compared to 1.52% for the comparable period last year. The increase in the delinquency ratio of the consumer loans portfolio is mainly attributable to the economic downturn which affected regular consumer loans past due over 60 days which are collateralized by real estate properties.
     At December 31, 2007, the allowance for loan losses was $338.7 million or 3.55% of total loans, and 19.07% of total non-performing loans (“reserve coverage”), compared to an allowance for loan losses at December 31, 2006, of $202.2 million or 2.31% of total loans, and 71.87% of total non-performing loans. The decrease in the reserve coverage was mainly due to the fact that the increase in non-performing loans was in portfolios for which the Company has experienced low rate of losses, mainly commercial real estate mortgages. A significant portion of the non-performing loans did not require a specific allowance given the adequacy of collateral coverage. As a consequence, the allowance for loan losses did not increase proportionately with the increase in non-performing loans and the ratio of allowance for possible loan losses to total non-performing loans decreased over time.
     For the year ended December 31, 2007, net loan charge-offs amounted to $141.0 million or 1.54% to average total loans, an increase of $110.9 million, when compared to $30.1 million or 0.36% to average total loans in 2006. The increase in loans charged-off for the year ended December 31, 2007, when compared to the same period in 2006, is mainly attributed to an increase of $104.0 million in Commercial and C&I loans charged-off. Such increase in the Commercial and C&I loans charged-off resulted principally from loans charged-off on the Company’s asset based lending division. During 2007, the Company charged-off $120.7 million of certain asset based lending division non-performing and impaired loans with outstanding principal balances of $102.7 million after charge-offs. Specifically, during 2007, the Company charged-off $92.4 million related to the Inyx loan relationship.
     Consumer loan charge-offs for the year ended December 31, 2007, were $16.1 million, an increase of $3.5 million or 28.06%, when compared to $12.6 million for the same period in 2006. Such increase is principally attributed to loans charged-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division increased from $8.9 million for the year ended December 31, 2006, to $11.0 million for the same period in 2007, an increase of $2.1 million. The average yield of the Expresso of Westernbank loan portfolio was 22.45% at December 31, 2007. Also, the portion of the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2007, already accounts for 24% of the outstanding balance.
     The Expresso loan portfolio includes small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers who are usually low income earners. Therefore, the Expresso of Westernbank division loan portfolio carries a higher risk of default when compared to the total consumer loans portfolio in general.
     The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $3.2 million in 2007 and $5.2 million in 2006, a decrease of $2.0 million or 38.77%.
     2006 VERSUS 2005. The Company’s provision for loan losses increased by $10.9 million or 13.59% during 2006 compared to 2005. Net charge-offs during 2006 amounted to $30.1 million, which when subtracted from the provision for loan losses of $90.9 million resulted in a net increase in the allowance for loan losses of $60.8 million. Net charge-offs during 2005 amounted to $18.7 million, which when subtracted from the provision for loan losses of $80.0 million resulted in a net increase in the allowance for loan losses of $61.3 million.
     The increase in the provision for loan losses for 2006 is attributable to the following factors: the overall growth in the Company’s loan portfolio, mainly those of its Commercial and C&I loans; and to higher non-performing and impaired loans, net loans charged-off and specific reserves during the periods, principally in the loan portfolio of the Company’s asset-based lending divisions. Commercial real estate and C&I loan portfolio grew to $6.21 billion at December 31, 2006, an increase of $936.7 million or 17.77%, when compared to December 31, 2005. Westernbank Business Credit loan portfolio, including those asset-based loans held by Westernbank International division, grew to $1.43 billion at December 31, 2006, an increase of $178.8 million or 14.30%, when compared to December 31, 2005.
     The provision for loan losses for Westernbank Business Credit division and those asset-based loans held by Westernbank International division, accounted for $86.1 million or 94.73% of the total provision for loan losses for the year ended December 31, 2006, while for year 2005, it accounted for $71.7 million or 89.64% of the total provision for loan losses. The increase of $14.4 million in the provision for loan losses for these asset-based loans for 2006 is mainly attributable to two factors: the increase in non-performing and impaired loans of the Divisions; and the increase on the Divisions’ loan portfolio. During the year ended December

31, 2006, the Company established valuation allowances for four classified asset-based loan relationships held by the Divisions with aggregate outstanding principal balances of $108.7 million, $44.9 million, $40.5 million, and $7.3 million at December 31, 2006. These loans required valuation allowances at December 31, 2006 as follows: $59.4 million for the $108.7 million loan, $11.4 million for the $44.9 million loan (after partial charge-off of $7.5 million), $15.2 million for the $40.5 million loan, and $2.5 million for the $7.3 million loan (after a partial charge-off of $3.0 million). These loans are inadequately protected by the current net worth and paying capacity of the borrower and have collateral shortfalls. The average yield of Westernbank Business Credit Division loan portfolio at December 31, 2006, was 8.59%.
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
     At December 31, 2006, the allowance for loan losses was $202.2 million or 2.31% of total loans, and 71.87% of total non-performing loans, compared to an allowance for loan losses at December 31, 2005, of $141.4 million or 1.79% of total loans, and 95.55% of total non-performing loans. The decrease in the reserve coverage was mainly due to the fact that the increase in non-performing loans was in portfolios for which the Company has experienced low rate of losses, mainly commercial real estate mortgages. A significant portion of the non-performing loans did not require a specific allowance given the adequacy of collateral coverage. As a consequence, the allowance for loan losses did not increase proportionately with the increase in non-performing loans and the ratio of allowance for possible loan losses to total non-performing loans decreased over time.
     For the year ended December 31, 2006, net loan charge-offs amounted to $30.1 million or 0.36% to average total loans, an increase of $11.5 million or 61.37%, when compared to $18.7 million or 0.27% to average total loans in 2005. The increase in loans charged-off for the year ended December 31, 2006, when compared to the same period in 2005, is mainly attributed to an increase of $14.4 million in Commercial and C&I loans charged-off. Such increase in the Commercial and C&I loans charged-off resulted principally from loans charged-off on the Company’s asset-based lending division. During the year 2006, the Company partially charged-off three loans of its asset-based lending division with outstanding principal balances after charge-offs of $44.9 million, $7.3 million and $3.1 million, at December 31, 2006, as follows: $7.5 million on the $44.9 million loan, $3.0 million on the $7.3 million loan and $5.2 million on the $3.1 million loan. These loans are inadequately protected by the current net worth and paying capacity of the borrower and/or have collateral shortfalls. At December 31, 2006, these loans required valuation allowances as follows: $11.4 million for the $44.9 million loan and $2.5 million for the $7.3 million loan. The $3.1 million loan did not require a valuation allowance at December 31, 2006.
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
     The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of various conditions, such as the existing general economic and business conditions affecting key lending areas; terms, nature and volume of the portfolio, credit quality trends including trends in non-performing loans expected to result from existing conditions, evaluation of the collectibility of the loan portfolio, collateral values, credit concentrations, trends in historical loss experience, specific impaired loans and delinquency trends. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of expected future cash flows discounted at the loan’s effective interest rate. Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change. Management regularly reviews the Company’s loan loss allowance as its loan portfolio grows and diversifies. For a more detailed discussion of the factors affecting the provision for loan losses and changes in the underlying factors affecting the components of the Allowance for Loan Losses refer to “Financial Condition — Allowance for Loan Losses” in this section and Item I, “Business — Allowance for Loan Losses” of this Annual Report on Form 10-K.
     NONINTEREST INCOME
     Total noninterest income amounted to $47.8 million for 2007, as compared to $37.1 million for 2006 and $35.8 million for 2005.
     The following table presents the components of total noninterest income:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Service and other charges on loans	$12,687	$12,527	$11,577
Service charges on deposit accounts	12,397	9,976	8,636
Other fees and commissions	20,313	15,104	13,182
Net gain on derivative instruments	1,308	632	1,878
Gain on trading account securities	92	164	154
Net gain (loss) on sales of loans, securities and others	1,001	(1,305)	393

Total noninterest income	$47,798	$37,098	$35,820

     2007 VERSUS 2006. For the year ended December 31, 2007, noninterest income increased $10.7 million or 28.84%, when compared to year 2006. This increase was mainly the result of an increase of $7.8 million or 20.71% in service fees and other fees and commissions due to higher activity resulting from the Company’s overall growing volume of business, and an increase of $2.2 million on net gain on sales and valuation of loans, securities, and other assets.
     2006 VERSUS 2005. For the year ended December 31, 2006, noninterest income increased $1.3 million or 3.57%, when compared to year 2005. This increase was mainly the result of an increase of $4.2 million or 12.61% in service fees and other fees and commissions due to higher activity resulting from the Company’s overall growing volume of business. Such increase was partially offset by a negative variance of $1.2 million on net gain on derivative instruments, as a result of the mark to market of such positions. Also, during the year ended December 31, 2006, the Company recorded a loss of $1.8 million on other-than-temporarily impaired investments, mainly related to certain investments in Puerto Rico Government Obligations that were downgraded by one notch below investment grade in May 2006.

     NONINTEREST EXPENSES
     Total noninterest expenses amounted to $163.4 million for 2007, as compared to $124.5 million for 2006 and $108.2 million for 2005. The following table presents the components of total noninterest expenses:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Salaries and employees’ benefits	$60,436	$54,378	$46,653
Equipment expenses	13,244	11,610	9,554
Deposits insurance premium and supervisory examination	10,398	3,770	3,370
Occupancy	9,383	8,482	7,640
Advertising	8,641	9,140	9,160
Printing, postage, stationery and supplies	3,860	3,654	3,128
Telephone	2,068	2,275	1,853
Net loss (gain) from operations of foreclosed real estate held for sale	182	(270)	(402)
Municipal taxes	8,775	6,218	4,708
Professional fees	17,884	3,819	1,680
Other	28,538	21,442	20,886

Total noninterest expenses	$163,409	$124,518	$108,230

     2007 VERSUS 2006. Total noninterest expenses for 2007 increased by $38.9 million or 31.23% compared to 2006. The increase in total noninterest expenses for 2007 was mainly due to increases in professional fees, salaries and employees’ benefits, deposit insurance premiums and supervisory examination, equipment and municipal tax expenses.
     Professional fees expenses increased by $14.1 million in 2007 compared to 2006. The increase for 2007 was primarily due to legal, accounting and consulting fees associated with the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other related legal and regulatory proceedings.
     Deposit insurance premiums and supervisory examination expenses increased $6.6 million or 175.81% in 2007 compared to 2006. The increase was mainly due to the increase in premiums assessed by the FDIC as a result of the final FDIC assessment regulations adopted on November 2, 2006. The final regulations implemented certain changes to FDIC assessments, which became effective in 2007.
     Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $6.1 million or 11.14% in 2007 compared to 2006. The increase for 2007 is primarily attributed to the increases in personnel, normal salary increases and related employees’ benefits, principally related to the Company’s continued expansion in all of its business areas, mainly in the San Juan Metropolitan area. During 2006 and 2007, the Company continued its expansion into the San Juan Metropolitan area by opening two branches in Bayamón and Canóvanas. Also, during the first quarter of year 2006, the Company established Westernbank International Trade Services (“WITS”), a division of Westernbank Puerto Rico that provides international trade products and services to customers. At December 31, 2007, the Company had 1,536 full-time employees, including its executive officers, an increase of 173 employees or 12.69% since December 31, 2006.
     Municipal tax expenses (a tax based on gross revenues, as defined) increased by $2.6 million or 41.12% in 2007 compared to 2006. The increase in municipal tax expenses was due to higher gross revenues earned in 2007.
     Depreciation, maintenance and related equipment expenses increased by $1.6 million or 14.07% in 2007 compared to 2006. This is the result of the continued growth of the Company’s branch network.
     Noninterest expenses, as a group, excluding professional fees, salaries and employees’ benefits, deposit insurance premiums and supervisory examination expenses, municipal taxes and equipment expenses, increased $7.9 million or 17.77%, during the year ended December 31, 2007, from $44.7 million in 2006, to $52.7 million in 2007. These increases resulted primarily from the additional investment in technology and general infrastructure to sustain and coordinate the Company’s growth and expansion in all of its business areas, mainly in the San Juan Metropolitan area.

     The Company continued its strict cost control measures, maintaining operating expenses at adequate levels, as evidenced by its efficiency ratios of 49.45%, 35.99% and 30.85% for the years 2007, 2006 and 2005, respectively.
     2006 VERSUS 2005. Total noninterest expenses for 2006 increased by $16.3 million or 15.05% compared to 2005. The increase in total noninterest expenses for 2006 was mainly attributed to increases in salaries and employees’ benefits, equipment, professional fees, municipal tax and occupancy expenses.
     Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $7.7 million or 16.56% in 2006 compared to 2005. The increase for 2006 is attributed to increases in personnel, normal salary increases and related employees’ benefits, principally related to the Company’s continued expansion in all of its business areas, mainly in the San Juan Metropolitan area. During 2005 and 2006, the Company opened four branches in Humacao, Fajardo, Condado, and Bayamón. Also, during the first quarter of 2006, the Company established Westernbank International Trade Services (“WITS”), a division of Westernbank Puerto Rico that provides international trade products and services to customers. At December 31, 2006, the Company had 1,363 full-time employees, including its executive officers, an increase of 52 employees or 3.97% since December 31, 2005.
     Depreciation, maintenance and related equipment expenses increased by $2.1 million or 21.52% in 2006 compared to 2005. This is the result of the continued growth of the Company’s branch network.
     Professional fees expenses increased by $2.1 million in 2006 compared to 2005. The increase for 2006 was primarily due to legal and regulatory proceedings.
     Municipal tax expenses increased by $1.5 million or 32.07% in 2006 compared to 2005. The increase in municipal taxes was due to higher gross revenues earned in 2006.
     Occupancy expenses increased by $842,000 or 11.02% compared in 2006 to 2005. This is the result of the continued growth of the Company’s branch network.
     Noninterest expenses, as a group, excluding salaries and employees’ benefits, equipment, professional fees, municipal taxes and occupancy expenses increased $1.6 million or 4.67% during the year ended December 31, 2006, from $34.6 million in 2005, to $36.2 million in 2006. This increase resulted primarily from the additional investment in technology and general infrastructure to sustain and coordinate the Company’s growth and expansion in all of its business areas, mainly in the San Juan Metropolitan area.
     PROVISION FOR INCOME TAXES
     The Company’s primary tax jurisdiction is Puerto Rico. Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%, except for years 2005 and 2006, in which two transitory additional income taxes of 2.5% and 2.0% over net taxable income were imposed by the Governor of Puerto Rico under Law No. 41, signed on August 1, 2005, effectively increasing the maximum statutory regular tax rate to 41.5% in 2005 and 43.5% in 2006. The transitory income taxes of 2% and 2.5% (the latter was approved by the Government of Puerto Rico on August 1, 2005) ended on December 31, 2006. Under the Puerto Rico Internal Revenue Code (the “Code”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, Westernbank, Westernbank Insurance Corp. and SRG Net, Inc. are subject to Puerto Rico regular income tax or alternative minimum tax (“AMT”) on income earned from all sources. Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, elected to be treated as a special partnership under the Code; accordingly, its taxable income or deductible loss is included in the taxable income of Westernbank.
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
     Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the year ended December 31, 2007, the provisions of the Act resulted in an additional income tax provision of $3,848,000. For the years ended December 31, 2006 and 2005, the provisions of the Act did not have any effect on the Company’s financial position or results of operations.
     WFCC is a U.S. entity and accordingly is subject to income tax under the U.S. Internal Revenue Code. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. In addition, Westernbank is subject to special flat income tax rates on gross income received from certain loans and investments as required by the U.S. Internal Revenue Code. These flat income tax rates range from 10% to 30%.
     The Company’s provision for income taxes for the year ended December 31, 2007, amounted to an income tax credit of $39.8 million, compared to income tax provisions of $70.5 million in 2006 and $33.5 million in 2005. The Company’s effective tax rate for the years ended December 31, 2007, 2006, and 2005 was (36.8)%, 54.2% and 21.4%, respectively.
     2007 VERSUS 2006. The variance in the provision for income taxes for 2007 compared to 2006 was mainly due to a decrease in the current provision for income taxes coupled with an increase in deferred tax benefits. The current provision for income taxes for the year ended December 31, 2007, amounted to $33.8 million, compared to $76.6 million in 2006. The decrease in the current provision for income taxes for the year ended December 31, 2007, when compared to 2006, is attributed to lower taxable income coupled with the expiration of transitory income taxes enacted by the Government of Puerto Rico that ended on December 31, 2006, which were partially offset by the increase in the income tax contingency provision.
     The portion of the provision for income taxes related to unrecognized tax benefits (2007) or income tax contingencies (2006) amounted to $30.0 million and $10.2 million for the years ended December 31, 2007 and 2006, respectively. Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. The cumulative effect adjustment of $10.6 million was charged to retained earnings to increase the accrued liability for uncertain income tax positions and the deferred income tax asset by $12.5 million and $1.9 million, respectively. Uncertain income tax positions mainly relate to income which could be subject to special flat income tax rates in a tax jurisdiction outside of Puerto Rico, and certain expense deductions taken in income tax returns.
     The Company evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due, among other, to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect the income tax accruals as well as the current period’s income tax expense and can be significant to the operating results of the Company. The Company’s consolidated statements of financial condition include liabilities of $44.0 million and $10.9 million at December 31, 2007 and 2006, respectively, for the exposures resulting from income taxes related to unrecognized tax benefits (2007) or income tax contingencies (2006) identified by the Company in connection with this evaluation.
     The Company classifies interest and penalties related to uncertain income tax positions as a component of its income tax provision. During the year ended December 31, 2007, the Company recognized approximately $1.0 million in interest and penalties.
     Deferred income taxes reflect the impact of credit, operating and capital losses carryforwards, and temporary differences between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The income tax provision includes total deferred income tax benefits of $73.6 million and $6.1 million for 2007 and 2006, respectively. The increase in 2007 is mainly attributable to temporary differences related to the increases in the allowance for loan losses and to the unrealized loss on derivative instruments (See Note 11 — Income Taxes — to the consolidated financial statements).
     2006 VERSUS 2005. The provision for income taxes increased $36.9 million or 110.13% for the year ended December 31, 2006, when compared to the same period in 2005. The increase in the provision for income taxes for 2006 was mainly due to an increase in the current provision for income taxes coupled with a decrease in deferred tax benefits. The current provision for income taxes for the year ended December 31, 2006, amounted to $76.6 million, compared to $52.5 million in 2005. The increase in the current provision for income taxes for the year ended December 31, 2006, when compared to 2005, is mainly attributed to an increase of $9.7 million in the provision for income tax contingencies, higher taxable income and the enactment by the Government of Puerto Rico of transitory income taxes. On May 13, 2006, with an effective date of January 1, 2006, the Puerto Rico Legislature approved Law No. 89, which imposed an additional 2.0% tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. This transitory income tax of 2% amounted to $3.0 million for the year ended December 31, 2006.

     The income tax provision includes total deferred income tax benefits of $6.1 million and $19.0 million for 2006 and 2005, respectively. The decrease in 2006 is mainly attributable to temporary differences related to the allowance for loan losses and to the unrealized loss on derivative instruments.
     NET INCOME (LOSS)
     The Company’s net income (loss) for the years ended December 31, 2007, 2006, and 2005 amounted to $(68.3) million, $59.6 million, and $123.5 million, respectively. The variance in net income (loss) for the year ended December 31, 2007, when compared to year 2006, was attributable to an increase in the provision for loan losses of $186.7 million, mainly caused by the Company’s Commercial and C&I loan portfolios. In addition, the net loss resulted from an increase of $38.9 million in noninterest expenses and a decrease of $23.3 million in net interest income, partially offset by a decrease of $110.3 million in the provision for income taxes and an increase of $10.7 million in noninterest income. The decrease in net income for the year ended December 31, 2006, when compared to year 2005, was attributed to an increase of $36.9 million in the provision for income taxes, an increase of $16.3 million in noninterest expenses, an increase of $10.9 million in the provision for loan losses, and a decrease of $1.1 million in net interest income.
     FINANCIAL CONDITION
     LOANS
     Loans receivable-net were $9.21 billion or 51.38% of total assets at December 31, 2007, an increase of $655.7 million or 7.67%, from December 31, 2006. Loans, net were $8.55 billion or 50.10% of total assets at December 31, 2006, an increase of $789.0 million, or 10.16%, from $7.77 billion or 48.19% of total assets at December 31, 2005.
     The following table presents the composition of the loan portfolio as of year-end for each of the last five years.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Commercial real estate — mortgage (1)	$5,556,789	60.4%	$4,963,117	58.0%	$4,268,251	55.0%	$3,154,679	53.3%	$2,261,465	48.3%
Residential real estate — mortgage (2)	970,419	10.5	1,014,957	11.9	1,298,535	16.7	879,056	14.9	894,007	19.1
Construction — mortgage	1,429,125	15.5	722,789	8.4	505,760	6.5	328,145	5.5	202,600	4.3
Commercial, industrial and agricultural (1)	851,423	9.3	1,245,541	14.6	1,003,673	12.9	768,604	13.0	524,747	11.2
Consumer and others (3) (4)	740,875	8.0	809,953	9.5	830,384	10.7	866,934	14.6	861,907	18.4

Total loans	9,548,631	103.7	8,756,357	102.4	7,906,603	101.8	5,997,418	101.3	4,744,726	101.3

Allowance for loan losses	(338,720)	(3.7)	(202,180)	(2.4)	(141,412)	(1.8)	(80,066)	(1.3)	(61,608)	(1.3)

Loans — net	$9,209,911	100.0%	$8,554,177	100.0%	$7,765,191	100.0%	$5,917,352	100.0%	$4,683,118	100.0%

(1)	Includes $998.0 million, $1.43 billion, $1.25 billion, $831.1 million and $641.1 million of the outstanding loans of Westernbank Business Credit division at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(2)	Includes fixed and floating interest rate loans to two mortgage originators groups in Puerto Rico mainly secured by mortgages on one-to-four family residential properties as follows: $837.0 million, $940.0 million, $1.14 billion, $745.0 million and $750.6 million at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(3)	Includes $112.3 million, $129.0 million, $135.0 million, $144.0 million and $155.6 million of Expresso of Westernbank division outstanding loans at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(4)	Includes $471.9 million, $490.7million, $585.9 million, $585.2 million and $521.6 million collateralized by first mortgages over real estates at December 31, 2007, 2006, 2005, 2004, 2003, respectively.
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
     As of December 31, 2007, commercial real estate-mortgage and construction (“Commercial”) loans were $6.99 billion or 75.85%, commercial, industrial and agricultural (“C&I”) loans were $851.4 million or 9.24%, and consumer loans were $740.9 million or 8.04% (63.69% of which are collateralized by real estate) of the $9.21 billion loan portfolio-net, compared to Commercial loans of $5.69 billion or 66.47%, C&I loans of $1.25 billion or 14.56%, and consumer loans of $810.0 million or 9.47% (60.59% of which are collateralized by real estate) of the $8.55 billion loan portfolio-net as of December 31, 2006. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The Company has also continued to diversify Westernbank’s sources of revenue, while maintaining its status as a secured lender, with approximately 92% of its loans collateralized by real estate as of December 31, 2007. As of December 31, 2007, the loan portfolios of Westernbank Business Credit, including the asset-based loans held by Westernbank International division, and Expresso of Westernbank divisions amounted to $998.0 million and $112.3 million, respectively, compared to loan portfolios of $1.43 billion and $129.0 million, respectively, as of December 31, 2006. For the years ended December 31, 2007 and 2006, the average yields of Westernbank Business Credit and the Expresso of Westernbank loan portfolios were 8.39% and 8.59%, and 22.45% and 23.74%, respectively.
     Residential real estate — mortgage loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2007, residential and commercial real estate loans included $837.0 million in commercial loans, mainly secured by individual mortgages on one-to-four family residential properties, to two mortgage originator groups in Puerto Rico and $23.9 million of mortgages insured or guaranteed by government agencies of the United States or Puerto Rico.
     Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $796.9 million in one mortgage originator group in Puerto Rico at December 31, 2007. In addition, Westernbank has outstanding $40.1 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $837.0 million at December 31, 2007. These commercial loans are secured by 10,545 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $79,400. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loans-to-one borrower limit), which allows the Company to retain the above significant commercial loans in its portfolio until these are paid in full.
     On June 30, 2006, Westernbank entered into an agreement to restructure the terms of the original transactions of the $796.9 million lending relationship described above. The agreement eliminated the recourse provisions on the underlying loans, terminated the counterparties’ call rights, converted the return from variable to a fixed rate, which resulted in a net compensation of $25.8 million to Westernbank. One of the purposes of that transaction was to give Westernbank the ability to use sale accounting treatment. However, because most of the individual mortgage loans were originally transferred to the ultimate transferor within the mortgage originator group by two of its affiliates, the Company has not been able to obtain persuasive evidence that the transfers of loans from the affiliates to the entity that subsequently transferred the loans to Westernbank met all the criteria for sale accounting under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the Company continues to present these transactions as commercial loans secured by real estate mortgages. The net compensation of $25.8 million received by Westernbank in connection with the June 30, 2006 transaction is being amortized over the remaining life of these loans as a yield adjustment.
     At December 31, 2007, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $375.0 million to a commercial group in Puerto Rico.
     Westernbank originated $2.19 billion of commercial real estate mortgage loans, including construction loans, during the year ended December 31, 2007. At December 31, 2007, commercial real estate mortgage loans totaled $5.56 billion. In general, commercial lending, including commercial real estate, asset-based, unsecured business and construction, are considered by management to be of somewhat greater risk of uncollectibility than consumer lending, including residential real estate, because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Foreign loans, mainly to entities in the United Kingdom, amounted to $3.4 million at December 31, 2007.
     Westernbank has historically provided land acquisition, development, and construction financing to developers for residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 48 months.
     The portfolio of Consumer and other loans at December 31, 2007, consisted of consumer loans of $740.9 million, of which $471.9 million are secured by first mortgages over real estates, $233.4 million are unsecured consumer loans (consisting of $84.8 million of Expresso of Westernbank division unsecured loans portfolio, credit card loans of $48.1 million and other consumer loans of $100.5 million) and loans secured by deposits in Westernbank totaling $35.6 million.
     During 2007, Westernbank securitized $3.7 million of residential mortgage loans into Government National Mortgage Association (“Ginnie Mae”) and sold loans amounting to $19.8 million to Fannie Mae. Westernbank continues to service outstanding loans which are securitized and those individually sold to Fannie Mae and Ginnie Mae.

     The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at December 31, 2007. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		Maturities
			After one year to five years		After five years
	Balance	One year or	Fixed	Variable	Fixed	Variable
	outstanding	less	interest	interest	interest	interest
			(In thousands)
Commercial real estate — mortgage	$5,556,789	$2,118,997	$445,005	$492,385	$96,938	$2,403,464
Residential real estate — mortgage (1)	970,419	10,980	67,764	33,604	857,961	110
Construction — mortgage	1,429,125	777,965	16,706	556,476	3,525	74,453
Commercial, industrial and agricultural	851,423	572,183	53,642	170,291	9,841	45,466
Consumer and others	740,875	130,413	143,933	10,961	81,275	374,293

Total	$9,548,631	$3,610,538	$727,050	$1,263,717	$1,049,540	$2,897,786

(1)	Includes fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico mainly secured by mortgage on one-to-four familiy residential properties with an outstanding principal balance of $837.0 million.
     Westernbank’s loan originations come from a number of sources. The primary sources for residential loan originations are depositors and walk-in customers. Commercial loan originations come from existing customers as well as through direct solicitation and referrals.
     It is Westernbank’s policy to originate loans in accordance with written, non-discriminatory underwriting standards and loan origination procedures prescribed in the Board of Directors approved loan policies. Detailed loan applications are obtained to determine the borrower’s repayment ability. Applications are verified through the use of credit reports, financial statements and other confirmation procedures. Property valuations by independent appraisers approved by the Board of Directors are required for mortgage and all real estate loans.
     It is Westernbank’s policy to require Senior Credit Committee approval for all loans in excess of $20.0 million ($15.0 million in the case of Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans from $1.0 million to $20.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed of a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $20.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee are also reviewed and ratified by the Board of Directors of the Company. All loans in excess of $50.0 million require the approval of the Board of Directors of the Company.
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
     Westernbank’s practice is that its limited production and origination of residential real estate loans are mostly conforming loans, eligible for sale in the secondary market. The loan-to-value ratio at the time of origination on residential mortgages is generally 75%, except that Westernbank may lend up to 90% of the lower of the purchase price or appraised value of residential properties if private mortgage insurance is obtained, except for certain qualified new development projects, by the borrower for amounts in excess of 80%.
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

     Westernbank offers different types of consumer loans in order to provide a full range of financial services to its customers. Within the different types of consumer loans offered by Westernbank, there are various types of secured and unsecured consumer loans with varying amortization schedules. In addition, Westernbank makes fixed-rate residential second mortgage consumer loans. In July 2002, Westernbank launched a new banking division focused on offering consumer loans that now has 10 full-service branches, called “Expresso of Westernbank”, denoting the branches’ emphasis on small, unsecured consumer loans up to $15,000 and collateralized consumer loans up to $150,000.
     Westernbank offers the service of VISA TM and MasterCard TM credit cards. At December 31, 2007, there were approximately 21,264 outstanding accounts, with an aggregate outstanding balance of $48.1 million and unused credit card lines available of $74.9 million.
     In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.
NON-PERFORMING LOANS, TROUBLED DEBT RESTRUCTURINGS AND FORECLOSED REAL ESTATE HELD FOR SALE
     The Company places a loan in non-performing status as soon as management has doubts as to the ultimate collectibility of principal or interest or when contractual payments of principal or interest are 90 days overdue. When a loan is designated as non-performing, interest accrual is suspended and a specific provision is established, if required. When a borrower fails to make a required payment on a loan, Westernbank attempts to cure the deficiency by contacting the borrower. In most cases, deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through normal collection procedures, Westernbank will generally institute measures to remedy the default. If a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which Westernbank may acquire the property. In the event that the property is sold at a price insufficient to cover the balance of the loan, the debtor remains liable for the deficiency. Thereafter, if Westernbank acquires the property, such acquired property is appraised and included in the foreclosed real estate held for sale account at the fair value at the date of acquisition. Then, this asset is carried at the lower of fair value less estimated costs to sell or cost until the property is sold.
     The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due, but in no event is it recognized after a borrower is 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and interest is accounted for on the cash-basis method or for certain high loan-to-value credits on the cost-recovery method, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful. Consumer loans that have principal and interest payments that have become past due one hundred and twenty days and credit cards and other consumer revolving lines of credit that have principal and interest payments that have become past due one hundred and eighty days are charged-off against the allowance for loan losses.
     A troubled debt restructuring is a formal restructure of a loan when the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.
     As of December 31, 2007, a loan totaling $88.1 million was accounted for as a troubled-debt restructuring. No troubled debt restructurings were outstanding as of December 31, 2006. At December 31, 2007, the restructured loan was in non-accrual status on a cost-recovery method.

     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale of the Company at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commercial real-estate mortgage loans:
Asset-based lending division	$340,261	$77,646	$14,391	$—	$—
Other	717,928	42,881	41,416	24,988	23,582

Sub-total	1,058,189	120,527	55,807	24,988	23,582

Commercial, industrial and agricultural loans:
Asset-based lending division	266,189	147,805	79,795	—	—
Other	8,564	2,026	3,986	429	560

Sub-total	274,753	149,831	83,781	429	560

Construction — mortgage loans	429,387	—	—	—	—
Residential real estate mortgage and construction loans	3,071	1,641	2,125	1,730	2,259
Consumer loans (1)	10,653	9,309	6,288	7,122	4,845

Total non-performing loans	1,776,053	281,308	148,001	34,269	31,246
Foreclosed real estate held for sale	10,971	5,917	4,137	3,811	4,082

Total non-performing loans and foreclosed real estate held for sale	$1,787,024	$287,225	$152,138	$38,080	$35,328

Interest that would have been recorded if the loans had not been classified as non-performing	$48,974	$20,009	$5,525	$3,557	$2,500

Interest recorded on non-performing loans	$17,068	$5,046	$743	$243	$583

Total non-performing loans as a percentage of total loans at end of period	18.60%	3.21%	1.87%	0.58%	0.66%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	9.97%	1.68%	0.94%	0.27%	0.31%

(1)	Includes $6.7 million, $4.9 million, $4.2 million, $5.0 million and $3.5 million of loans collateralized with real estate at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.
     The increase in non-performing loans in 2007 as compared to 2006 is mainly due to increases in non-performing loans of the Company’s commercial real estate mortgage loan portfolio as well as in the construction loan portfolio. The increase is principally due to the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006. The slowdown in activity is the result of, among other things, higher utilities prices, higher taxes, government budgetary imbalances, the upward trend in short-term interest rates, and higher levels of oil prices. The slowdown in activity has impacted the commercial real estate mortgage loan portfolio, including the construction loan portfolio, of the Company.
     Non-performing loans in the commercial real estate mortgage portfolio, excluding loans of the asset-based lending division, increased by $675.0 million, when compared to 2006. The increase is mainly attributed to twelve loan relationships with outstanding principal balances of $104.2 million, $88.1 million, $64.2 million, $47.0 million, $44.2 million, $38.7 million, $35.8 million, $34.0 million, $28.9 million, $25.7 million, $24.2 million and $21.7 million at December 31, 2007. These loans relationships required valuation allowances of $6.0 million for the $104.2 million loan, $7.7 million for the $64.2 million loan, $9.8 million for the $47.0 million loan, $19.1 million for the $44.2 million loan, $18.0 million for the $35.8 million loan and $2.9 million for the $28.9 million loan. The loan relationships with outstanding principal balances of $88.1 million, $38.7 million, $34.0 million, $25.7 million, $24.2 million and $21.7 million did not require valuation allowances as of December 31, 2007.
     Non-performing loans in the asset-based lending division increased by $381.0 million, when compared to 2006. The increase is mainly attributed to five loans with outstanding principal balances of $163.5 million, $63.4 million, $48.7 million, $24.1 million and $22.8 million. At December 31, 2007, none of these loans required valuation allowances. These loans are inadequately protected by the current net worth and paying capacity of the borrower and/or have collateral shortfalls.

     Total non-performing loans in the construction — mortgage loan portfolio were $429.4 million at December 31, 2007. There were no such loans in prior years. The increase in total non-performing loans is a direct result of the aforementioned economic slowdown in Puerto Rico, as demand for new housing has decreased due to affordability concerns. The increase in total non-performing loans in the construction — mortgage loan portfolio was principally attributed to four loan relationships with outstanding principal balances of $73.6 million, $70.3 million, $48.6 million and $30.4 million, and five other construction-mortgage loans with outstanding principal balances of $38.5 million, $36.6 million, $34.4 million, $26.0 million and $22.7 million at December 31, 2007. The following loans or loan relationships required valuation allowances at December 31, 2007: $6.3 million for the $73.6 million loan relationship, $14.2 million for the $70.3 million loan relationship, $9.6 million for the $48.6 million loan relationship, $5.8 million for the $36.6 million loan, $13.5 million for the $34.4 million loan, $4.4 million for $30.4 million loan and $6.0 for the $22.7 million loan. The $38.5 million loan and the $26.0 million loan did not require valuation allowances.
     As part of the preparation of the 2007 consolidated financial statements, the Company’s internal loan review function examined the entire construction — mortgage loan portfolio and the asset-based loan portfolio using appraisals, the majority of which were done in 2007 or more recently, for substantially all of the underlying collateral. In addition, the Company’s internal loan review function examined each Commercial and C&I loan relationship over $3.0 million using appraisals, the majority of which were done in 2007 or more recently, for each impaired loan. The Company’s determination of valuation allowances was mainly based on a collateral dependant analysis, which reflects the value of the property in its present condition after appropriate deductions for selling costs. The loan loss provision for 2007 includes the incorporation of such appraisals in the calculation of the specific allowances. Although management believes that the current allowance for the Commercial and C&I loan portfolios is adequate, future additions to the allowance may be necessary if economic conditions deteriorate. Since 2007, the Company has taken several steps to mitigate the credit risk underlying its Commercial and C&I loan portfolios, including setting portfolio limits and applying stricter underwriting guidelines.
     Non-performing loans in the consumer loans portfolio increased by $1.3 million or 14.44% at December 31, 2007, when compared to December 31, 2006. Such increase was mainly due to non-performing loans in the regular consumer loans portfolio which are collateralized by real estate. At December 31, 2007, the allowance for possible loan losses was 19.07% of total non-performing loans (reserve coverage).
     The increase in non-performing loans from year end 2005, to year end 2006 is mainly attributed to the Company’s Commercial real estate and C&I loan portfolios. Non-performing loans in the Commercial real estate and C&I loan portfolios increased by $130.8 million, when compared to December 31, 2005. The increase is mainly attributed to five loan relationships originated by the Company’s asset-based lending division with aggregate outstanding principal balances of $108.7 million, $44.9 million, $40.5 million, $14.2 million, and $7.3 million at December 31, 2006. The following loans required valuation allowances at December 31, 2006: $59.4 million for the $108.7 million loan, $11.4 million for the $44.9 million loan, $15.2 million for the $40.5 million loan, $4.7 million for the $14.2 million and $2.5 million for the $7.4 million loan. These loans were inadequately protected by the current net worth and paying capacity of the borrower and/or had collateral shortfalls. During the year ended December 31, 2006, five loans related to one single borrower that were in non-performing status at December 31, 2005, with an aggregate outstanding principal balance of $8.4 million, were collected. Non-performing loans on the consumer loans portfolio increased by $3.0 million or 48.04% at December 31, 2006, when compared to December 31, 2005. Such increase was mainly due to non-performing loans in the regular consumer loans portfolio which are collateralized by real estate. At December 31, 2006, the allowance for possible loan losses was 71.87% of total non-performing loans (reserve coverage).
     ALLOWANCE FOR LOAN LOSSES
     The Company maintains an allowance to absorb probable loan losses inherent in the portfolio. The allowance is maintained at a level the Company considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on the Company’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses.
     Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change.
     The allowance consists of two components: the specific allowance and the general allowance. The Company follows a systematic methodology in determining the appropriate level of these two allowance components.

     Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review and thus subject to specific allowance allocations. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Company. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or the fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.
     General allowances based on loss rates are applied to commercial and construction loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are generally derived from two year average loss trends (historical net charge-off and changes in specific allowances) by loan category adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in loans growth; trends in the impaired and delinquent loans; risk management and loan administration; changes in concentration of loans to one obligor; changes in the internal lending policies and credit standards; and examination results from bank examiners and the Company’s internal credit examiners. During 2007, the Company segregated the commercial and construction loan portfolios for purposes of determining loss rates into additional loan categories based on collateral type.
     Homogeneous loans, such as consumer installments, residential mortgage loans, and credit cards are not individually risk graded. General allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are generally based on the higher of current year or the average of the last two to three year loss trends (historical net charge-off and changes in specific allowances) from two to three years by loan category, adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in the delinquent loans; risk management; collection practices; and changes in the internal lending policies and credit standards.
     At December 31, 2007, the allowance for loan losses was $338.7 million, consisting of $176.3 million specific allowance and $162.5 million of general allowance. As of December 31, 2007, the allowance for loan losses equals 3.55% of total loans, compared with an allowance for loan losses at December 31, 2006, of $202.2 million, or 2.31% of total loans.
     In the current year, except for the segregation of commercial and construction loan portfolios discussed above, the Company has not substantively changed any material aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses.

     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$202,180	$141,412	$80,066	$61,608	$47,114

Loans charged-off:
Commercial real estate — mortgage loans:
Asset-based lending division	(10,200)	(7,500)	—	—	—
Other	(4,536)	(4,049)	(1,835)	(3,958)	(501)

Sub-total	(14,736)	(11,549)	(1,835)	(3,958)	(501)

Commercial, industrial and agricultural loans:
Asset-based lending division	(110,481)	(8,255)	(5,254)	—	—
Other	(1,441)	(2,802)	(1,144)	(1,475)	(1,978)

Sub-total	(111,922)	(11,057)	(6,398)	(1,475)	(1,978)

Residential real estate-mortgage loans	(1,421)	(94)	(121)	(297)	(184)
Consumer loans (1)	(16,105)	(12,576)	(13,809)	(16,473)	(12,203)

Total loans charged-off	(144,184)	(35,276)	(22,163)	(22,203)	(14,866)

Recoveries of loans previously charged-off:
Commercial real estate — mortgage loans:
Asset-based lending division	—	—	—	—	—
Other	590	2,685	756	746	902

Sub-total	590	2,685	756	746	902

Commercial, industrial and agricultural loans:
Asset-based lending division	—	—	—	355	—
Other	721	161	252	743	239

Sub-total	721	161	252	1,098	239

Residential real estate-mortgage loans	87	66	212	206	372
Consumer loans (2)	1,764	2,252	2,283	1,920	799

Total recoveries of loans previously charged-off	3,162	5,164	3,503	3,970	2,312

Net loans charged-off	(141,022)	(30,112)	(18,660)	(18,233)	(12,554)
Provision for loan losses	277,562	90,880	80,006	36,691	27,048

Balance, end of year	$338,720	$202,180	$141,412	$80,066	$61,608

Ratios:
Allowance for loan losses to total loans at end of period	3.55%	2.31%	1.79%	1.34%	1.30%
Provision for loan losses to net loans charged-off	196.82%	301.81%	428.76%	201.23%	215.45%
Recoveries of loans to loans charged-off in previous period	8.96%	23.30%	15.78%	26.71%	29.03%
Net loans charged-off to average total loans (3)	1.54%	0.36%	0.27%	0.34%	0.29%
Allowance for loans losses to non-performing loans	19.07%	71.87%	95.55%	233.64%	197.17%

(1)	Includes $11.0 million, $8.9 million, $9.8 million, $12.4 million and $7.9 million of Expresso of Westernbank loan charge-offs, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(2)	Includes $1.1 million, $1.0 million, $1.1 million, $1.0 million and $17,000 of Expresso of Westernbank loan recoveries, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(3)	Average loans were computed using beginning and period-end balances.
     The 2007 provision for loan losses was $277.6 million, an increase of $186.7 million or 205.42% when compared to 2006. The increase in the provision for loan losses for 2007 is attributable to the following factors: higher non-performing and impaired loans; higher net loans charged-off and specific allowances during the period, principally in commercial loan portfolios, including construction-mortgage, which increased the loan loss factors of these portfolios and their corresponding general allowances; and the overall growth in the Company’s loan portfolios, mainly those of its commercial real estate mortgage and construction mortgage loan portfolios. Commercial real estate mortgage and construction mortgage loan portfolios grew to $6.99 billion at December 31, 2007, an increase of $1.30 billion or 22.86%, when compared to December 31, 2006.

     For the year ended December 31, 2007, net loan charge-offs amounted to $141.0 million or 1.54% of average loans, an increase of $110.9 million, when compared to $30.1 million or 0.36% of average loans in 2006. The increase in loans charged-off for the year ended December 31, 2007, when compared to the same period in 2006, is mainly attributed to an increase of $104.9 million in loans charged-off by the Company’s asset-based lending division. Specifically, during 2007, the Company charged off $92.4 million related to the Inyx loan relationship.
     Consumer loan charge-offs for the year ended December 31, 2007, were $16.1 million, an increase of $3.5 million or 27.97%, when compared to $12.6 million for the same period in 2006. Such increase is principally attributed to loans charged-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division increased from $8.9 million for the year ended December 31, 2006, to $11.0 million for the same period in 2007, an increase of $2.1 million. The average yield of the Expresso of Westernbank loan portfolio was 22.45% at December 31, 2007. Also, the portion of the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2007, already accounts for 24% of the outstanding balance.
     The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $3.2 million in 2007 and $5.2 million in 2006, a decrease of $2.0 million or 38.77%.
     At December 31, 2007, the allowance for possible loan losses was 19.07% of total non-performing loans (“reserve coverage”) compared to 71.87% and 95.55% at December 31, 2006 and 2005, respectively. The decrease in the reserve coverage ratio was mainly due to the fact that the increase in non-performing and impaired loans was in portfolios for which the Company has experienced low rate of losses, mainly commercial real estate mortgages. A significant portion of the non-performing loans did not require a specific allowance given the adequacy of collateral coverage. As a consequence, the allowance for loan losses did not increase proportionately with the increase in non-performing loans and the ratio of allowance for possible loan losses to total non-performing loans decreased.
     For the year ended December 31, 2006, net loan charge-offs amounted to $30.1 million or 0.36% of average loans, an increase of $11.5 million or 61.37%, when compared to $18.7 million or 0.27% of average loans in 2005. The increase in loans charged-off for the year ended December 31, 2006, when compared to the same period in 2005, is mainly attributed to an increase of $14.4 million in Commercial and C&I loans charged-off. Such increase in the Commercial and C&I loans charged-off resulted principally from loans charged-off by the Company’s asset-based lending division. During 2006, the Company partially charged-off three loans of its asset-based lending division with outstanding principal balances after charge-offs of $44.9 million, $7.3 million and $3.1 million, at December 31, 2006, as follows: $7.5 million on the $44.9 million loan, $3.0 million on the $7.3 million loan and $5.3 million on the $3.1 million loan. These loans are inadequately protected by the current net worth and paying capacity of the borrower and/or have collateral shortfalls. At December 31, 2006, these loans required valuation allowances as follows: $11.4 million for the $44.9 million loan and $2.5 million for the $7.3 million loan. The $3.1 million loan did not require a valuation allowance at December 31, 2006.
     Consumer loan charge-offs for the year ended December 31, 2006, were $12.6 million, an improvement of $1.2 million or 8.93%, when compared to $13.8 million for the same period in 2005. Such improvement is principally attributed to lower charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division decreased from $9.8 million for the year ended December 31, 2005, to $8.9 million for the same period in 2006, a decrease of $836,000. This is the result of management’s strategy geared to reduce the level of loan losses through continuously reviewing its underwriting policies, including the increase in the number of real estate collateralized loans and in the overall interest rates charged on the Expresso loan portfolio. The average yield of the Expresso of Westernbank loan portfolio was 23.74% at December 31, 2006. Also, the portion of the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2006, already accounts for 20% of the outstanding balance.
     The Expresso loan portfolio includes small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets the typical small consumer loan customers who are usually low income earners. Therefore, the Expresso of Westernbank division loan portfolio carries a higher risk of default when compared to the total consumer loans portfolio in general.
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
     The following table presents the allocation of the allowance for loan losses, the loan portfolio composition percentage and the allowance coverage ratio in each category to total loans, as set forth in the “Loans” table on page 76 at the end of each year.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance for loan losses:

Commercial real estate-mortgage loans:

Asset-based lending division	$17,473	$20,672	$13,492	$3,309	$2,644
Other	133,930	26,326	30,890	32,997	27,296

Sub-total	151,403	46,998	44,382	36,306	29,940

Commercial, industrial and agricultural loans:
Asset-based lending division	37,409	129,064	65,906	9,627	3,928
Other	13,619	3,080	7,382	8,560	5,349

Sub-total	51,028	132,144	73,288	18,187	9,277

Construction mortgage	117,281	3,616	4,059	3,715	2,183
Residential real estate mortgage	4,532	4,654	3,275	407	415
Consumer and others (1)	14,476	12,029	14,430	19,425	17,472
Unallocated	—	2,739	1,978	2,026	2,321

Total allowance for loan losses	$338,720	$202,180	$141,412	$80,066	$61,608

Loan portfolio composition percentages:
Commercial real estate-mortgage loans:
Asset-based lending division	5.78%	7.10%	8.18%	7.32%	6.93%
Other	52.41%	49.59%	45.80%	45.28%	40.73%

Sub-total	58.19%	56.69%	53.98%	52.60%	47.66%

Commercial, industrial and agricultural loans:
Asset-based lending division	4.67%	9.22%	7.63%	6.54%	6.59%
Other	4.25%	5.00%	5.07%	6.28%	4.47%

Sub-total	8.92%	14.22%	12.70%	12.82%	11.06%

Construction mortgage	14.97%	8.25%	6.40%	5.47%	4.27%
Residential real estate mortgage	10.16%	11.59%	16.42%	14.66%	18.84%
Consumer and others	7.76%	9.25%	10.50%	14.45%	18.17%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance coverage ratio at end of year applicable to:
Commercial real estate-mortgage loans:
Asset-based lending division	3.16%	3.33%	2.09%	0.75%	0.80%
Other	2.68%	0.61%	0.85%	4.93%	1.36%

Sub-total	2.72%	0.95%	1.04%	1.15%	1.32%

Commercial, industrial and agricultural loans:
Asset-based lending division	8.39%	15.99%	10.93%	2.46%	1.26%
Other	3.36%	0.70%	1.84%	2.27%	2.52%

Sub-total	5.99%	10.61%	7.30%	2.37%	1.77%

Construction mortgage	8.21%	0.50%	0.80%	1.13%	1.08%
Residential real estate mortgage	0.47%	0.46%	0.25%	0.05%	0.05%
Consumer and others	1.95%	1.49%	1.74%	2.24%	2.03%
Unallocated (as a percentage of total loans)	0.00%	0.03%	0.03%	0.03%	0.05%

Total loans	3.55%	2.31%	1.79%	1.34%	1.30%

(1)	Includes an allowance of $8.7 million, $7.8 million, $8.4 million, $13.8 million and $10.0 million for the Expresso of Westernbank loans portfolio at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

     The allowance for loan losses at December 31, 2007 amounted to $338.7 million, compared to $202.2 million and $141.4 million at December 31, 2006 and 2005, respectively. The increase in the allowance for credit losses is attributable to the following factors: first, higher non-performing and impaired loans, higher net loans charged-off and specific reserves during the period, principally in commercial lending loan portfolios, including construction-mortgage, which increased the loan loss factor of this portfolio and its corresponding general allowance; and second, the overall growth in the Company’s loan portfolio, mainly those of its commercial real estate mortgage and construction mortgage loans portfolio.
     In 2007 the allowance for credit losses on consumer loans increased as a result of higher net charge-offs due to deteriorating economic conditions in Puerto Rico, principally in the Expresso of Westernbank division loans. In 2006, the allowance for credit losses on consumer loans decreased as a result of lower net charge-offs, principally in the Expresso of Westernbank division loans. For periods before 2005, the increases in the allowance for credit losses on consumer loans is mainly due to higher net charge-offs, principally in the Expresso of Westernbank loan portfolio.
     Troubled Debt Restructurings
     A troubled debt restructuring is a formal restructure of a loan where the lender, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the loan balance or accrued interest, and deferral of cash payments. Note, however, that a debt restructuring is not necessarily a troubled debt restructuring even if the debtor is experiencing some financial difficulties.
     As of December 31, 2007, a loan totaling $88,090,000  was accounted for as a troubled-debt restructuring. No troubled debt restructurings were outstanding as of December 31, 2006. At December 31, 2007, the restructured loan was in non-accrual status on a cost-recovery method.
     Impaired Loans
     Loans are classified as impaired or not impaired in accordance with SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that Westernbank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement.
     Westernbank measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Larger commercial and construction loans that exhibit probable or observed credit weaknesses are individually evaluated for impairment. Large groups of small balance, homogeneous loans are collectively evaluated for impairment; loans that are recorded at fair value or at the lower of cost or market are not evaluated for impairment. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment.
     Impaired loans for which the discounted cash flows, collateral value or market price exceeds its carrying value do not require an allowance. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.

     The following table sets forth information regarding the investment in impaired loans:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Investment in impaired loans:

Covered by a valuation allowance:
Asset-based lending division	$129,159	$215,035	$107,406	$23,908	$14,314
Construction — mortgage	396,960	—	—	—	—
Other	395,882	22,267	7,913	6,067	13,903

Sub-total	922,001	237,302	115,319	29,975	28,217

Do not require a valuation allowance:
Asset-based lending division	469,339	9,912	10,887	—	—
Construction — mortgage	83,209	—	—	—	—
Other	313,997	21,513	38,552	24,200	22,088

Sub-total	866,545	31,425	49,439	24,200	22,088

Total	$1,788,546	$268,727	$164,758	$54,175	$50,305

Valuation allowance for impaired loans:
Asset-based lending division	$31,766	$93,144	$42,350	$6,846	$1,800
Construction — mortgage	66,988	—	—	—	—
Other	76,292	5,360	2,187	1,566	2,846

	$175,046	$98,504	$44,537	$8,412	$4,646

Percentage of valuation allowance to imapired loans	9.79%	36.66%	27.03%	15.53%	9.24%

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Average investment in impaired loans:
Asset-based lending division	$431,485	$171,449	$45,265	$19,111	$12,144
Construction — mortgage	132,683	—	—	—	—
Other	221,932	39,836	32,665	27,398	34,532

	$786,100	$211,285	$77,930	$46,509	$46,676

Interest collected and recognized as income on non-performing and impaired loans:
Asset-based lending division	$14,335	$2,920	$—	$—	$—
Construction — mortgage	—	—	—	—	—
Other	1,705	2,124	743	243	583

	$16,040	$5,044	$743	$243	$583

     At December 31, 2007, the Company’s allowance for loan losses includes $175.0 million in specific allowances on impaired loans or 9.79% of the $1.79 billion investment in impaired loans. At December 31, 2006 and 2005, there were $268.7 million and $164.8 million, respectively, of impaired loans with a related specific allowance for loan losses of $98.5 million and $44.5 million, respectively. The increase in the total investment in impaired loans is principally due to the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006.
     As part of the preparation of the 2007 consolidated financial statements, the Company’s internal loan review function examined the entire construction — mortgage loan portfolio and the asset-based loan portfolio using appraisals, the majority of which were done in 2007 or more recently, for substantially all of the underlying collateral. In addition, the Company’s internal loan review function examined each Commercial and C&I loan relationship over $3.0 million and using appraisals, the majority of which were done in 2007 or more recently, for each impaired loan. The Company’s determination of valuation allowances was mainly based on a collateral dependant analysis, which reflects the value of the property in its present condition after appropriate deductions for selling costs. The loan loss provision for 2007 includes the incorporation of such appraisals in the calculation of the specific allowances. Although management believes that the current allowance for the Commercial and C&I loan portfolios is sufficient, future additions to the allowance may be necessary if economic conditions deteriorate. Since 2007, the Company has taken several steps to mitigate the credit risk underlying its Commercial and C&I loan portfolios, including setting portfolio limits and applying stricter underwriting guidelines.
     At December 31, 2007, Westernbank’s investment in impaired loans increased by $1.52 billion, compared to the balance at December 31, 2006. The investment in impaired loans covered by a valuation allowance increased from $237.3 million at December 31, 2006, to $922.0 million at December 31, 2007, an increase of $684.7 million. This increase mainly corresponds to increases in the Company’s commercial real estate mortgage and construction loan portfolios.
     At December 31, 2007, the investment in impaired loans covered by a valuation allowance in the construction — mortgage loan portfolio was $397.0 million. There were no such loans in prior years. The increase is a direct result of the economic slowdown in Puerto Rico, as demand for new housing has decreased due to affordability concerns. During 2007, the Company classified as impaired loans four construction loan relationships with outstanding principal balances of $73.6 million, $70.3 million, $48.6 million, $30.4 million and three construction loans with outstanding principal balances of $36.6 million, $34.4 million, and $22.7 million at December 31, 2007. These loans or loan relationships required the following valuation allowances at December 31, 2007 as follows: $6.3 million for the $73.6 million loan relationship, $14.2 million for the $70.3 million loan relationship, $9.6 million for the $48.6 million loan relationship, $5.8 million for the $36.6 million loan, $13.5 million for the $34.4 million loan, $4.4 million for $30.4 million loan and $6.0 for the $22.7 million loan.
     At December 31, 2007, the investment in impaired loans covered by a valuation allowance in the other commercial loan portfolio increased by $373.6 million, compared to the balance at December 31, 2006. The increase is mainly attributed to six loan relationships with outstanding principal balances of $104.2 million, $65.8 million, $47.0 million, $44.2 million, $35.8 million and $28.9 million at December 31, 2007. These loan relationships required the following valuation allowances at December 31, 2007: $6.0 million for the $104.2 million loan, $9.4 million for the $65.8 million loan, $9.8 million for the $47.0 million loan, $19.1 million for the $44.2 million loan, $18.0 million for the $35.8 million loan and $2.8 million for the $28.9 million loan.
     At December 31, 2007, the investment in impaired loans covered by a valuation allowance in the asset-based lending division loan portfolio decreased by $85.9 million, when compared to $215.0 million in 2006. The decrease is mainly attributed to loans charged off during the year of the asset-based lending division, including the Inyx loan relationship for which the Company charged off $92.4 million during 2007.
     The investment in impaired loans that did not require a valuation allowance increased from $31.4 million at December 31, 2006, to $866.5 million at December 31, 2007, an increase of $835.1 million. The increase in 2007 was due to increases in the levels of impaired loans in all the Company’s commercial loan categories, including construction loans, as a direct result of the economic slowdown in Puerto Rico. After examination of the collateral and current appraisals, the Company determined that these loans have collateral whose current fair value exceeds the outstanding loan principal balance, but were inadequately protected by the current net worth and paying capacity of the borrower.
     The investment in impaired loans that did not require a valuation allowance in the asset-based lending division increased by $459.4 million, when compared to 2006. The increase is mainly attributed to seven loans with outstanding principal balances of $163.5 million, $62.4 million, $54.7 million, $48.7 million, $30.3 million, $24.1 million and $22.8 million at December 31, 2007. These loans are inadequately protected by the current net worth and paying capacity of the borrower, but have collateral whose current fair value exceeds the outstanding loan principal balance.
     At December 31, 2007, the investment in impaired loans that did not require a valuation allowance in the construction — mortgage loan portfolio was $83.2 million. There were no such loans in prior years. As explained before, the increase is a direct result of the economic slowdown in Puerto Rico, as demand for new housing has decreased due to affordability concerns.
     At December 31, 2007, the investment in impaired loans that did not require a valuation allowance in the other commercial loan portfolio increased by $292.5 million, when compared to $21.5 million in 2006. The increase is mainly attributed to eight loan relationships with outstanding principal balances of $88.1 million, $63.1 million, $38.7 million, $34.0 million, $27.6 million, $25.7 million, $24.2 million, $21.7 million and $20.2 million at December 31, 2007. These loans are inadequately protected by the current net worth and paying capacity of the borrower, but have collateral whose current fair value exceeds the outstanding loan principal balance.

     At December 31, 2006, Westernbank’s investment in impaired loans increased by $104.0 million, from $164.8 million at December 31, 2005. The investment in impaired loans covered by a valuation allowance increased from $115.3 million at December 31, 2005, to $237.3 million at December 31, 2006, an increase of $122.0 million. The increase in investment in impaired loans is mainly attributed to five loan relationships originated by the Company’s asset-based lending division with aggregate outstanding principal balances of $108.7 million, $44.9 million, $40.5 million and $7.3 million at December 31, 2006. These loans required valuation allowances at December 31, 2006 as follows: $59.4 million for the $108.7 million loan, $11.4 million for the $44.9 million loan, $15.2 million for the $40.5 million loan and $2.5 million for the $7.3 million loan. These loans are inadequately protected by the current net worth and paying capacity of the borrower and/or have collateral shortfalls.
     The investment in impaired loans that did not require a valuation allowance decreased from $49.4 million at December 31, 2005 to $31.4 million at December 31, 2006, a decrease of $18.0 million. Such decrease was due to loans classified as impaired loans as of December 31, 2005, that were either collected or charged-off during the year ended December 31, 2006. During the year ended December 31, 2006, one borrower with five loans, with an aggregate outstanding principal balance of $8.4 million and one additional loan with an outstanding principal balance of $1.5 million were paid-off. None of these loans required a valuation allowance as of December 31, 2005.
INVESTMENTS
     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Assets and Liabilities Committee (composed of the entire Board of Directors of the Company, the Treasurer and Chief Investment Officer of Westernbank and the Chief Accounting Officer).
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
     At the date of purchase, the Company classifies securities into one of three categories: held to maturity; trading; or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities for which management has the intent and ability to hold to maturity are classified as held to maturity and stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of income tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of operations.
     The equity securities and corporate notes impairment analyses are performed and reviewed at least quarterly based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes that there is a low probability of achieving book value within a reasonable time frame, then an impairment is recorded by writing down the security to fair value.
     The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.
     Federal funds sold and resell agreements amounted to $336.7 million and $550.0 million, respectively, at December 31, 2007. Federal funds sold mature within five business days, while resell agreements mature as follows: $200.0 million in 2009; and $350.0 million in 2010. The Company monitors the fair value of the underlying securities as compared to the related receivable balances of the resell agreement, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At December 31, 2007, the fair value of the underlying collateral for resell agreements amounted to $586.6 million.

     The following table presents the carrying value of investments at December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Held to maturity:
US Government and agencies obligations	$5,927,530	$6,314,091	$6,314,316
Puerto Rico Government and agencies obligations (PRGO’s)	10,207	11,663	31,824
Corporate notes	21,436	21,433	26,429
Mortgage-backed securities	639,024	660,392	701,456

Total	6,598,197	7,007,579	7,074,025

Available for sale:
PRGO’s	15,305	18,050	—
Mortgage-backed securities	461,790	—	185
Equity securities — common stock	1,906	2,491	4,981

Total	479,001	20,541	5,166

Total investments	$7,077,198	$7,028,120	$7,079,191

     Mortgage-backed securities at December 31, 2007, 2006 and 2005, consist of:

	2007	2006	2005
	(In thousands)
Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by the Federal National Mortgage Association (FNMA)	$445,478	$—	$185
CMO’s issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC)	16,312	—	—

Total available for sale	461,790	—	185

Held to maturity:
Government National Mortgage Association (GNMA) certificates	6,254	7,140	8,082
FHLMC certificates	2,444	3,055	4,180
FNMA certificates	3,014	3,358	2,828
CMO’s certificates issued or guaranteed by FHLMC	556,547	573,735	607,659
CMO’s certificates issued or guaranteed by FNMA	70,765	73,104	78,707

Total held to maturity	639,024	660,392	701,456

Total mortgage-backed securities	$1,100,814	$660,392	$701,641

     At December 31, 2007, no investment of a single issuer (in aggregate balance) exceeded 10% of the Company’s consolidated stockholders’ equity.

     The carrying amount of investment securities at December 31, 2007, by contractual maturity (excluding mortgage-backed securities), are shown below:

	Carrying	Weighted
	amount	average yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$1,246,025	3.65%
Due after one year through five years	4,506,505	4.00
Due after five years through ten years	175,000	4.00

	5,927,530	3.93

Puerto Rico Government and agencies obligations:
Due within one year	4,003	5.05
Due after one year through five years	15,331	4.00
Due after five years through ten years	6,178	4.66

	25,512	4.32

Other:
Due after ten years	21,436	8.33

Total	5,974,478	3.95

Mortgage-backed securities	1,100,814	4.72
Equity securities	1,906	2.21

Total	$7,077,198	4.07%

     The Company’s investment portfolio at December 31, 2007, had an average contractual maturity of 21 months, when compared to an average maturity of 31 months at December 31, 2006. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2007, had a remaining average maturity of three months. During the first half of 2008, approximately $5.46 billion of U.S. Government agency notes with an average yield of 3.97% were called. The Company reinvested part of the proceeds in U.S. Government agency notes, mortgage-backed securities, and collateralized mortgage obligations amounting to approximately $3.30 billion at an average yield of 4.12% during the first half of 2008.
     During the quarter ended June 30, 2006, management concluded that certain held to maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21,615,000 were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20,552,000. In addition, during the quarters ended December 31, 2007 and 2006, the Company recorded an impairment loss of $585,000 and $750,000, respectively, on its equity securities available for sale.
     The Company’s investment portfolio as of December 31, 2007, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of December 31, 2007. In addition, the Company does not have investments in residual tranches.
     Except in the case of the PRGO’s mentioned before, at December 31, 2007 and 2006, the significant unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at December 31, 2007 and 2006, all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. In addition, the held to maturity PRGO’s continue to be rated as investment grade as of December 31, 2007. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2007 and 2006. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $72.6 million and $214.3 million at December 31, 2007 and 2006, respectively, a decrease of $141.7 million. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at December 31, 2007 and 2006.

DEPOSITS
     Westernbank offers a diversified choice of deposit accounts. Savings deposits increased from $728.9 million as of December 31, 2006, to $825.4 million as of December 31, 2007, an increase of $96.6 million or 13.25%. Other deposits, including related accrued interest, represented mainly by time deposits, brokered deposits and Individual Retirement Account deposits (IRA’s), increased from $8.61 billion as of December 31, 2006, to $9.67 billion as of December 31, 2007, an increase of $1.06 billion or 12.35%. Other deposits include brokered deposits amounting to $7.63 billion and $6.72 billion as of December 31, 2007 and 2006, respectively. These accounts have historically been a stable source of funds.
     In connection with its asset/liability management, the Company uses brokered deposits since these deposits provide the flexibility of selecting short, medium and long term maturities to better match the Company’s asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered under many circumstances to be a less stable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as Westernbank, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposit instability.
     At December 31, 2007, Westernbank had total deposits of $10.50 billion, of which $825.4 million or 7.86% consisted of savings deposits, $341.4 million or 3.25% consisted of interest bearing demand deposits, $317.8 million or 3.03% consisted of noninterest bearing deposits, and $9.01 billion or 85.86% consisted of time deposits. Westernbank also offers negotiable order of withdrawal (“NOW”) accounts, Super Now accounts, special checking accounts and commercial demand accounts.
     At December 31, 2007, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$294,405
over 3 months through 6 months	95,248
over 6 months through 12 months	76,358
over 12 months	59,666

Total	$525,677

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$8,543,989	5.17%	$7,305,932	4.72%	$6,004,119	3.64%
Savings deposits	706,989	2.11%	755,800	2.06%	802,994	2.09%
Interest bearing demand deposits	279,992	2.46%	279,886	2.08%	200,804	2.88%
Noninterest bearing demand deposits	407,998	—	429,913	—	368,688	—

	$9,938,968	4.66%	$8,771,531	4.17%	$7,376,605	3.27%

BORROWINGS
     The following table sets forth the borrowings of the Company at the dates indicated:

	December 31,
	2007	2006	2005
	(In thousands)
Federal funds purchased and repurchase agreements (1)	$6,146,693	$6,320,481	$6,260,029
Advances from Federal Home Loan Bank (FHLB)	102,000	127,000	172,000
Mortgage note payable	35,465	35,968	36,432

	$6,284,158	$6,483,449	$6,468,461

(1)	Federal funds purchased amounted to $100.0 million at December 31, 2007, at a weighted average interest rate of 4.44%, and mature the next business day. No such borrowings were outstanding at December 31, 2006 and 2005.
     Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $6.05 billion in repurchase agreements outstanding at December 31, 2007, at a weighted average interest rate of 4.79%. Repurchase agreements outstanding as of December 31, 2007, mature as follows: $1.71 billion within 30 days; $883.4 million within 31 days to one year; $1.20 billion in 2009; $1.60 billion in 2010; $94.5 million in 2012; and $563.2 million thereafter.
     Westernbank also obtains advances from FHLB of New York. As of December 31, 2007, Westernbank had $102.0 million in outstanding FHLB advances at a weighted average interest rate of 5.08%. Advances from FHLB mature as follows: $60.0 million within 30 days and $42.0 million in 2010.
     At December 31, 2007, the Company had outstanding $2.86 billion in repurchase agreements for which the counterparties have the option to terminate the agreements at the first anniversary date and at each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $380.0 million at December 31, 2007, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings, Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase financing agreements and derivative transactions. Westernbank anticipates recognizing in 2008 a loss of $484,600, which represents the value of Westernbank’s collateral held by Lehman Brothers Special Financing (“LBSF”) that exceeds the net amount due to such entity in connection with the derivative transactions. Additionally, Westernbank anticipates recognizing the unrealized loss on the value of the securities subject to the repurchase transactions, which would result in a charge of $3.3 million. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which Westernbank’s collateral with Lehman Brothers Inc. (“LBI”) exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claim forms with the trustee in LBI’s Securities Investor Protection Act (“SIPA”) liquidation agreement proceeding and while the Company continues to gather and evaluate pertinent information as it becomes available, at this time the Company is unable to determine the probability of receiving partial or full payment of such amounts owed by the affiliates of LBHI, or able to reasonably estimate any loss thereon. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.

     At December 31, 2007, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding a $35.5 million mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.
     A summary of short-term borrowings, including federal funds purchased, repurchase agreements and advances from Federal Home Loan Bank, and interest rates at and for the years ended December 31, are indicated below:

	2007	2006	2005
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$100,000	$—	$—
Weighted-average interest rate at year end	4.44%	—%	—%
Monthly average outstanding balance	$24,308	$3,077	$8,851
Weighted-average interest rate for the year	5.17%	4.69%	2.43%
Maximum month-end balance	$100,000	$40,000	$40,039

Repurchase agreements:
Balance at end of year	$1,364,075	$1,070,582	$1,545,725
Weighted-average interest rate at year end	4.85%	5.33%	4.34%
Monthly average outstanding balance	$1,497,932	$1,731,600	$2,377,629
Weighted-average interest rate for the year	5.19%	4.97%	3.03%
Maximum month-end balance	$2,771,592	$2,282,650	$3,514,422

Advances from FHLB:
Balance at end of year	$60,000	$25,000	$50,000
Weighted-average interest rate at year end	4.52%	5.43%	4.45%
Monthly average outstanding balance	$29,615	$33,462	$21,923
Weighted-average interest rate for the year	4.99%	5.01%	3.49%
Maximum month-end balance	$60,000	$50,000	$50,000

Borrowings under line of credit:
Balance at end of year	$—	$—	$—
Weighted-average interest rate at year end	—%	—%	—%
Monthly average outstanding balance	$15,158	$—	$—
Weighted-average interest rate for the year	6.00%	—%	—%
Maximum month-end balance	$34,030	$—	$—

Total short-term borrowings:
Balance at end of year	$1,524,075	$1,095,582	$1,595,725
Weighted-average interest rate at year end	4.81%	5.33%	4.34%
Monthly average outstanding balance	$1,567,013	$1,768,139	$2,408,403
Weighted-average interest rate for the year	5.19%	4.97%	3.03%
Maximum month-end balance	$2,865,622	$2,322,650	$3,579,461

STOCKHOLDERS’ EQUITY
     Stockholders’ equity decreased to $996.2 million as of December 31, 2007, compared to $1.15 billion in 2006 and $1.15 billion in 2005. The 2007 decrease resulted principally from the combination of the net loss of $68.3 million generated during the year ended December 31, 2007, dividends declared during the year 2007 of $31.3 million and $36.9 million on the Company’s common and preferred shares, respectively, and the cumulative effect of the adoption of FIN No. 48 on January 1, 2007 which resulted in a charge to retained earnings of $10.6 million. Proceeds from the exercise of stock options during the year ended December 31, 2007 amounted to $1.2 million. The stockholders’ equity in 2006 remained unchanged when compared to 2005. This is the result of a net income of $59.6 million generated during the year ended December 31, 2006 and the proceeds from the exercise of stock options of $1.1 million, almost offset by dividends declared during 2006 amounting to $31.2 million and $36.9 million on the Company’s common and preferred shares, respectively.
     On January 3, 2005, the Company issued 401,300 shares of its 2004 Series H preferred stock over-allotment option to the underwriter. The preferred shares were issued at a price of $50.00 per share. Proceeds from the issuance of the 2004 Series H preferred stock amounted to $19,450,000, net of $615,000 of issuance costs.
     On January 20, 2005, the Company’s board of directors approved an increase in its annual dividend payments to stockholders for 2005 to $9.50 per share (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008). This represents an increase of 32.14% over the dividends paid in 2004.
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
     During years 2007, 2006 and 2005, the Company issued 8,404, 7,521 and 1,122 shares of common stock (as adjusted) upon the exercise of stock options by several of the Company’s executive officers.
     On January 31, 2006, and on January 30, 2007, the Company’s Board of Directors approved an annual dividend payment of $9.50 per common share (as adjusted) to its stockholders for the years 2006 and 2007, respectively.
     On December 31, 2007, the Company’s Board of Directors approved an annual dividend payment of $2.50 per common share (as adjusted) to its stockholders commencing on February 15, 2008, to its stockholders of record as of January 31, 2008.
     The number of common shares outstanding (as adjusted) increased from 3,289,734 at December 31, 2006, to 3,298,138 at December 31, 2007, as a result of the issuance of 8,404 common shares (as adjusted) from the exercise of stock options.
     On November 7, 2008, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split at a specific ratio to be determined by the Board in its sole discretion within the range of one-for-ten to one-for-fifty, inclusive. On November 14, 2008, the Company announced that its Board of Directors has established a ratio of one share-for-every fifty shares of the outstanding common stock for the Company’s proposed reverse stock split of all outstanding shares of the Company’s common stock to become effective December 1, 2008. All financial statement data and references to average number of shares outstanding, per share amounts, common shares issued and stock option information have been retrospectively adjusted to reflect the reverse stock split.
     On February 17, 2009, the Company’s Board of Directors announced that the Board voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, to maintain the Company’s capital position.
     The Federal Reserve Board has established guidelines regarding the capital adequacy of bank holding companies, such as the Company. These requirements are substantially similar to those adopted by the FDIC for depository institutions, such as Westernbank, as set forth below.
     The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. Westernbank is regulated by the FDIC and by the Office of the Commissioner of Financial Institutions of Puerto Rico. On October 3, 2008, the Congress of the United States of America approved the Emergency Economic Stabilization Act of 2008, pursuant to which, among other things, the amount of deposit insurance provided by the FDIC was temporarily increased from $100,000 to $250,000 per depositor until December 31, 2009.

Westernbank’s deposits, including Individual Retirement Accounts (“IRAs”), are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC, up to $250,000 per depositor. In addition, on November 21, 2008, the FDIC issued a final rule regarding the Temporary Liquidity Guarantee Program (“TLGP”). Under the TLGP, the FDIC provides full insurance coverage of non-interest bearing deposit transaction accounts of participating institutions until December 31, 2009.
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
     In July 2000, the Company became a financial holding company under the Bank Holding Company Act (“BHC Act”). As a financial holding company, the Company is permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary meet certain regulatory standards. On May 20, 2008, the Company withdrew its financial holding company status under the BHC Act and became a bank holding company. The Company does not expect that the change to a bank holding company will have a material effect on the Company’s consolidated financial condition and results of operations.
     At December 31, 2007, the Company and Westernbank were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company and state non-member bank, respectively, (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%) to be considered as an adequately capitalized institution.
     Westernbank was considered “adequately-capitalized” for regulatory purposes as of December 31, 2007. At December 31, 2007, the ratios of Tier 1 capital to average assets and total capital to risk-weighted assets of 4.82% and 8.89%, respectively, are below the quantitatively definition of “well-capitalized.” Based on the results of operations and actions taken, as explained below, Westernbank returned to “well-capitalized” status during the year ended December 31, 2008 and has remained well-capitalized at December 31, 2008. However, there can be no assurance that future changes would have a material adverse effect on Westernbank’s capital position and Westernbank’s compliance with the “well-capitalized” requirements. In 2007 and to a lesser extent in 2006, Westernbank’s results of operations have been affected by the slowdown in economic activity that commenced in Puerto Rico during 2006. As a result, Westernbank has experienced increasing trends in non-performing loans, which has led to higher provisions for loan losses and higher charge-offs. These adverse conditions have exacerbated Westernbank’s financial condition.
     In response to the aforementioned factors, Westernbank is taking the following measures to strengthen its capital base:
•	During the first and second quarters of 2008, Westernbank shifted the composition of its investment portfolio from called agency securities with a risk-weight of 20% to GNMA mortgage-backed securities and collateralized mortgage obligations with a risk-weight of 0%. As a result of the aforementioned reinvestment, Westernbank’s total capital to risk-weighted assets ratio improved by approximately 100 basis points.

•	The Company is analyzing all capital-raising initiatives, including selling the Company’s headquarters. Initial steps to preserve capital included the reduction of the quarterly dividend by 74% and more recently the suspension of all dividends on the common stock and all of the outstanding series of preferred stock.

•	De-leverage of the Company’s loan portfolio through normal attrition, and more stringent loan approval policies and procedures for new and renewed credit relationships due to the present economic situation of Puerto Rico. Since the middle of 2007, the Company has stopped originating new construction and development loans to new customers.

•	During the third quarter of 2008, the Company implemented a restructuring plan, which included closing 7 branches and the elimination of approximately 125 positions. The expected annual savings from this initiative is approximately $3.0 million.

•	During the first quarter of 2008, Westernbank negotiated tax agreements with local and federal authorities that yielded a benefit of $33.3 million.

•	During 2008, Westernbank sold certain land lots originally held for future branch development and recognized a gain on sale of $14.7 million.
     On February 17, 2009, the Company’s Board of Directors voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, so as to maintain the Company’s capital position.

     The Company’s and Westernbank’s actual capital amounts and ratios as of December 31, 2007 and 2006, are also presented in the table below:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2007:

Total Capital to Risk Weighted Assets:
Consolidated	$1,028,775	9.06%	$908,293	8%	N/A	N/A
Westernbank	1,008,782	8.89	907,287	8	$1,134,109	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$884,424	7.79%	$454,146	4%	N/A	N/A
Westernbank	864,605	7.62	453,585	4	$680,377	6%

Tier I Capital to Average Assets:
Consolidated	$884,424	4.90%	$721,576	4%	N/A	N/A
Westernbank	864,605	4.82	718,115	4	$897,644	5%

As of December 31, 2006:

Total Capital to Risk Weighted Assets:
Consolidated	$1,279,015	11.92%	$858,515	8%	N/A	N/A
Westernbank	1,201,722	11.22	857,085	8	$1,071,357	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$1,144,033	10.66%	$429,257	4%	N/A	N/A
Westernbank	1,066,960	9.96	428,543	4	$642,814	6%

Tier I Capital to Average Assets:
Consolidated	$1,144,033	6.76%	$676,966	4%	N/A	N/A
Westernbank	1,066,960	6.34	673,630	4	$842,037	5%
     The principal source of income and funds for the Company are dividends from its subsidiaries. Federal and Puerto Rico banking regulations place certain restrictions on dividends paid and loans or advances made by Westernbank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of Westernbank, and loans or advances are limited to 10 percent of Westernbank’s capital stock and surplus on a secured basis. The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. For further discussion, see Item 1, Business — Supervision and Regulation — Dividend Restrictions.”
BUSINESS SEGMENT REVIEW
     The Company’s management monitors and manages the financial performance of three reportable business segments, the traditional banking operations of Westernbank Puerto Rico, the activities of the division known as Westernbank International, which includes the activities of Westernbank Financial Center Corp. (“Westernbank International”) and the activities of a division known as Westernbank Business Credit, which specializes in asset-based commercial business lending. Other operations of the Company not reportable in those segments include: Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income (loss) of its two wholly-owned subsidiaries.
     Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational structure by divisions, nature of the products, distribution channels, and the economic characteristics of the products were also considered in the determination of the reportable segments. The Company evaluates performance based on net interest income and other income. Operating expenses and the provision for income taxes are analyzed on a combined basis. The accounting policies of the segments are the same as those described in Note 1 “Organization and Summary of Accounting Policies and Note 23 “Segment Information” of the consolidated financial statements, included herein in Part II, Item 8.
     The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.
Westernbank Puerto Rico
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
     The highlights of Westernbank Puerto Rico segment financial results for the years ended December 31, 2007, 2006, and 2005 include the following:
•	Segment total net interest income and noninterest income for the year ended December 31, 2007 was $20.7 million compared to $262.6 million and $248.1 million for the years ended December 31, 2006 and 2005, respectively.

•	Net interest income for the year ended December 31, 2007 was $233.3 million compared to $237.8 million and $227.8 million for the years ended December 31, 2006 and 2005, respectively. The decrease in net interest income for the year 2007 as compared to 2006 was primarily attributable to a reduction in the net yield earned on net interest-earning assets, offset in part by an increase in the average balance on net interest-earning assets. The increase for 2006 compared to 2005 was mainly driven by the increase in the average volume of net interest-earning assets.

•	The provision for loan losses for the year ended December 31, 2007 was $251.5 million compared to $4.8 million and $8.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in the provision for loan losses for 2007 is mainly attributable to higher non-performing and impaired loans and higher net loans charged-off and specific reserves during the period in the Company’s commercial and construction loan portfolios due to the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006.

•	Noninterest income for the year ended December 31, 2007 was $39.3 million compared to $29.4 million and $28.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in noninterest income for 2007, as compared to 2006, was driven an increase of $7.4 million in service fees and other fees and commissions due to higher activity resulting from the Company’s overall growing volume of business, and an increase of $1.9 million on net gain on sales and valuation of loans, securities, and other assets. The increase in 2006, compared to 2005, was mainly the result of an increase of $3.3 million in service fees and other fees and commissions due to higher activity resulting from the Company’s overall growing volume of business, offset in part by fluctuation in the Company’s net gain on derivative instruments and net gain (loss) on sales and valuation of loans held for sale, securities and other assets.
Westernbank International
     Westernbank International operates as an IBE under the International Banking Center Regulatory Act. Westernbank Financial Center Corp. was incorporated to carry out commercial lending and other related activities in the United States of America and commenced operations in February 2007. The operations of Westernbank Financial Center Corp. were closed in the third quarter of 2008. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2007 and 2006, and for the three year period ended December 31, 2007, substantially all of Westernbank International’s business activities consisted of investments in securities by the U.S. Government or U.S. sponsored agencies, money market instruments with entities located in the United States, certain asset-based loans originated by Westernbank Business Credit and a commercial loan collateralized with real estate originated by WFCC to entities principally located in the United States of America. Investment securities held by Westernbank International amounted to $2.38 billion and $1.95 billion at December 31, 2007 and 2006, respectively. These securities principally consisted of investment in U.S. Government agencies, FHLMC and FNMA. There are no investments in residual tranches. At December 31, 2007 and 2006, management concluded that there was no other-than-temporary impairment on Westernbank International’s investment securities portfolio. Money market instruments amounted to $589.3 million and $605.6 million at December 31, 2007 and 2006, respectively. Money market instruments include resell agreements and interest bearing deposits with other financial institutions.
     For the resell agreements, the Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest (see Note 2). Loans receivable-net at December 31, 2007 and 2006 amounted to $79,035,000 and $271,781,000, respectively, and include foreign loans mainly to entities in Canada and in the United Kingdom, amounting to $3,395,000 and $109,328,000 at December 31, 2007 and 2006, respectively.
     The highlights of Westernbank International segment financial results for the years ended December 31, 2007, 2006, and 2005 include the following:
•	Segment total net interest income and noninterest income for the year ended December 31, 2007 was $12.0 million compared to a loss of $21.1 million and an income of $12.8 million for the years ended December 31, 2006 and 2005, respectively.

•	Net interest income for the year ended December 31, 2007 was $15.1 million compared to $19.4 million and $31.8 million for the years ended December 31, 2006 and 2005, respectively. The decrease in net interest income for the years 2007 and 2006, when compared to the previous year, was primarily attributable to a reduction in the net yield earned on net interest-earning assets, offset in part by an increase in the average balance on net interest-earning assets.

•	The provision for loan losses for the year ended December 31, 2007 was $3.7 million compared to $41.4 million and $19.4 million for the years ended December 31, 2006 and 2005, respectively. The decrease of $37.7 million in the provision for loan losses for 2007 was mainly the result of significant specific allowances taken on non-performing and impaired loan relationships during 2006. During the year ended December 31, 2006, the Company established valuation allowances for certain classified asset based loan relationships. The increase during 2006 compared to 2005 is also attributable to the aforementioned specific valuation allowance taken on certain impaired asset based relationships during 2006.

•	Noninterest income for the year ended December 31, 2007 was $0.6 million compared to $0.9 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively. The fluctuations in noninterest income for the years 2007, 2006, and 2005 was mainly attributable to services and other charges on loans based on the level of loan activity in the segment.
Westernbank Business Credit Division
     Westernbank Business Credit Division’s business activities consist of commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment. Loans receivable, net held by Westernbank Business Credit, excluding those asset-based loans held by Westernbank International, as of December 31, 2007 and 2006 amounted to $899.1 million and $1.01 billion, respectively.
     The highlights of Westernbank Business Credit Division segment financial results for the years ended December 31, 2007, 2006, and 2005 include the following:
•	Segment total net interest income and noninterest income for the year ended December 31, 2007 was $10.4 million compared to an income of $2.7 million and a loss of $4.1 million for the years ended December 31, 2006 and 2005, respectively.

•	Net interest income for the year ended December 31, 2007 was $30.2 million compared to $44.9 million and $44.5 million for the years ended December 31, 2006 and 2005, respectively. The decrease in net interest income for the year 2007 as compared to 2006 was primarily attributable to a reduction in the net yield earned on net interest-earning assets coupled with a decrease in the average balance on net interest-earning assets. The increase for 2006 compared to 2005 was mainly driven by the increase in the average volume of net interest-earning assets, offset by a decrease in the net yield earned on net interest-earnings assets.

•	The provision for loan losses for the year ended December 31, 2007 was $22.4 million compared to $44.8 million and $52.3 million for the years ended December 31, 2006 and 2005, respectively. The decrease in provision for loan losses for 2007 and 2006 was mainly attributable to specific reserves taken on impaired relationships in the segment.

•	Noninterest income for the year ended December 31, 2007, 2006, and 2005 was $2.6 million. $2.6 million, and $3.7 million, respectively.
     Substantially all of the Company’s business activities are with customers located in the United States of America and its territories (mainly in the Commonwealth of Puerto Rico). Revenues from external customers attributed to all foreign countries (Canada and United Kingdom) amounted to $603,000, $1,556,000 and $461,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, all of the Company’s long-lived assets are located in Puerto Rico.
QUARTERLY FINANCIAL INFORMATION
     The following tables summarize the Company’s condensed consolidated financial condition and results of operations for each of the quarters of the years ended 2007, 2006 and 2005.

2007 Quarterly Condensed Consolidated Statements of Operations (Unaudited)

	For the 2007 three months ended
	March 31		June 30	September 30	December 31
	(As Previously
	Reported)	(As Restated) (2)
	(Dollars and shares in thousands, except per share amounts)
INTEREST INCOME:
Loans, including loan fees	$183,818	$180,568	$183,090	$182,327	$177,780
Investment securities	66,522	66,522	66,570	64,660	62,548
Mortgage-backed securities	6,931	6,931	11,941	13,574	12,845
Money market instruments	10,120	10,120	9,846	10,354	10,513

Total interest income	267,391	264,141	271,447	270,915	263,686

INTEREST EXPENSE:
Deposits	107,506	107,506	114,036	118,802	122,954
Federal funds purchased and repurchase agreements	76,224	76,224	80,927	82,203	75,676
Advances from Federal Home Loan Bank	1,455	1,455	1,432	1,444	1,360
Borrowings under line of credit	272	272	499	336	—

Total interest expense	185,457	185,457	196,894	202,785	199,990

NET INTEREST INCOME	81,934	78,684	74,553	68,130	63,696
PROVISION FOR LOAN LOSSES	16,000	34,481	73,404	21,703	147,974

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	65,934	44,203	1,149	46,427	(84,278)

NONINTEREST INCOME:
Service and other charges on loans	3,211	3,211	3,418	2,768	3,290
Service charges on deposit accounts	2,930	2,930	3,073	3,262	3,132
Other fees and commissions	3,962	3,962	4,774	6,143	5,434
Net gain (loss) on derivative instruments	640	640	(1,165)	816	1,017
Net gain (loss) on sales and valuation of loans, securities and other assets	265	265	1,031	273	(476)

Total noninterest income	11,008	11,008	11,131	13,262	12,397

NONINTEREST EXPENSES:
Salaries and employees’ benefits	15,418	15,418	14,861	14,434	15,723
Equipment	3,194	3,194	3,149	3,385	3,516
Deposits insurance premium and supervisory examination	1,985	1,985	3,138	2,882	2,393
Occupancy	2,199	2,199	2,297	2,486	2,401
Advertising	2,194	2,194	1,824	1,850	2,773
Professional fees	1,376	1,376	1,228	8,502	6,778
Other	8,647	8,647	9,311	11,131	14,334

Total noninterest expenses	35,013	35,013	35,808	44,670	47,918

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	41,929	20,198	(23,528)	15,019	(119,799)

PROVISION FOR INCOME TAXES:
Current	15,074	13,816	13,202	9,082	(2,262)
Deferred credit	(1,865)	(6,325)	(16,677)	(4,279)	(46,329)

Total provision (credit) for income taxes	13,209	7,491	(3,475)	4,803	(48,591)

NET INCOME (LOSS)	$28,720	$12,707	$(20,053)	$10,216	$(71,208)

PREFERRED STOCK DIVIDENDS	$9,228	$9,228	$9,227	$9,228	$9,227
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$19,492	$3,479	$(29,280)	$988	$(80,435)

SHARE DATA:
Basic earnings (loss) per common share (1)	$5.92	$1.06	$(8.88)	$0.30	$(24.39)
Diluted earnings (loss) per common share (1)	$5.82	$1.04	$(8.88)	$0.30	$(24.39)
Cash dividends declared per common share (1)	$2.37	$2.37	$2.38	$2.38	$2.38
Weighted average number of common shares outstanding (1)	3,294	3,294	3,298	3,298	3,298
Weighted average number of common shares outstanding on a fully diluted basis (1)	3,351	3,351	3,298	3,298	3,298
Dividend payout ratio	40.15%	224.98%	(26.76)%	934.01%	(9.74)%

(1)	Adjusted to reflect a one-for-fifty reverse stock split declared on November 7, 2008 and effective on December 1, 2008.

(2)	See Note 25 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8 for further financial information regarding the restatement of the Company’s consolidated financial statements.

2006 Quarterly Condensed Consolidated Statements of Operations (Unaudited)

	For the 2006 three months ended
	March 31		June 30
	(As Previously		(As Previously
	Reported)	(As Restated) (2)	Reported)	(As Restated) (2)
	(Dollars and shares in thousands, except per share amounts)
INTEREST INCOME:
Loans, including loan fees	$149,819	$147,593	$160,358	$157,993
Investment securities	64,896	64,896	65,721	65,721
Mortgage-backed securities	7,278	7,278	7,180	7,180
Money market instruments	8,936	8,936	9,698	9,698

Total interest income	230,929	228,703	242,957	240,592

INTEREST EXPENSE:
Deposits	79,478	79,478	88,844	88,844
Federal funds purchased and repurchase agreements	70,830	70,830	76,058	76,058
Advances from Federal Home Loan Bank	2,061	2,061	2,147	2,147

Total interest expense	152,369	152,369	167,049	167,049

NET INTEREST INCOME	78,560	76,334	75,908	73,543
PROVISION FOR LOAN LOSSES	7,000	7,606	18,250	17,722

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	71,560	68,728	57,658	55,821

NONINTEREST INCOME:
Service and other charges on loans	2,954	2,954	3,182	3,182
Service charges on deposit accounts	2,258	2,258	2,464	2,464
Other fees and commissions	3,452	3,452	3,703	3,703
Net gain (loss) on derivative instruments	353	353	(793)	(793)
Net gain (loss) on sales and valuation of loans, securities and other assets	167	167	(922)	(922)

Total noninterest income	9,184	9,184	7,634	7,634

NONINTEREST EXPENSES:
Salaries and employees’ benefits	13,659	13,659	13,347	13,347
Equipment	2,648	2,648	2,759	2,759
Deposits insurance premium and supervisory examination	893	893	902	902
Occupancy	1,974	1,974	2,055	2,055
Advertising	2,798	2,798	2,485	2,485
Professional fees	396	396	374	374
Other	7,043	7,043	8,701	8,701

Total noninterest expenses	29,411	29,411	30,623	30,623

INCOME BEFORE PROVISION FOR INCOME TAXES	51,333	48,501	34,669	32,832

PROVISION FOR INCOME TAXES:
Current	17,223	17,223	17,387	17,387
Deferred credit	(1,280)	(281)	(4,460)	(1,742)

Total provision for income taxes	15,943	16,942	12,927	15,645

NET INCOME	$35,390	$31,559	$21,742	$17,187

PREFERRED STOCK DIVIDENDS	$9,229	$9,229	$9,228	$9,228
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,161	$22,330	$12,514	$7,959

SHARE DATA:
Basic earnings per common share (1)	$7.97	$6.80	$3.81	$2.42
Diluted earnings per common share (1)	$7.75	$6.62	$3.72	$2.37
Cash dividends declared per common share (1)	$2.37	$2.37	$2.37	$2.37
Weighted average number of common shares outstanding (1)	3,283	3,283	3,288	3,288
Weighted average number of common shares outstanding on a fully diluted basis (1)	3,404	3,404	3,364	3,364
Dividend payout ratio	29.81%	34.93%	62.40%	98.10%

(1)	Adjusted to reflect a one-for-fifty reverse stock split declared on November 7, 2008 and effective on December 1, 2008.

(2)	See Note 25 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8 for further financial information regarding the restatement of the Company’s consolidated financial statements.

2006 Quarterly Condensed Consolidated Statements of Operations (Unaudited)

	For the 2006 three months ended
	September 30		December 31
	(As Previously		(As Previously
	Reported)	(As Restated) (2)	Reported)	(As Restated) (2)
	(Dollars and shares in thousands, except per share amounts)
INTEREST INCOME:
Loans, including loan fees	$175,042	$172,366	$186,311	$183,143
Investment securities	65,562	65,562	65,792	65,792
Mortgage-backed securities	7,036	7,036	6,995	6,995
Money market instruments	10,409	10,409	9,192	9,192

Total interest income	258,049	255,373	268,290	265,122

INTEREST EXPENSE:
Deposits	96,693	96,693	101,048	101,048
Federal funds purchased and repurchase agreements	80,184	80,184	80,391	80,391
Advances from Federal Home Loan Bank	2,169	2,169	1,516	1,516

Total interest expense	179,046	179,046	182,955	182,955

NET INTEREST INCOME	79,003	76,327	85,335	82,167
PROVISION FOR LOAN LOSSES	11,300	37,819	28,000	27,733

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	67,703	38,508	57,335	54,434

NONINTEREST INCOME:
Service and other charges on loans	3,015	3,015	3,376	3,376
Service charges on deposit accounts	2,555	2,555	2,699	2,699
Other fees and commissions	3,832	3,832	4,117	4,117
Net gain on derivative instruments	585	585	487	487
Net gain (loss) on sales and valuation of loans, securities and other assets	204	204	(590)	(590)

Total noninterest income	10,191	10,191	10,089	10,089

NONINTEREST EXPENSES:
Salaries and employees’ benefits	12,561	12,561	14,811	14,811
Equipment	3,145	3,145	3,058	3,058
Deposits insurance premium and supervisory examination	963	963	1,012	1,012
Occupancy	2,213	2,213	2,240	2,240
Advertising	1,732	1,732	2,125	2,125
Professional fees	1,018	1,018	2,031	2,031
Other	8,805	8,805	8,770	8,770

Total noninterest expenses	30,437	30,437	34,047	34,047

INCOME BEFORE PROVISION FOR INCOME TAXES	47,457	18,262	33,377	30,476

PROVISION FOR INCOME TAXES:
Current	23,554	23,554	18,435	18,435
Deferred	(1,639)	(5,234)	(2,915)	1,150

Total provision for income taxes	21,915	18,320	15,520	19,585

NET INCOME (LOSS)	$25,542	$(58)	$17,857	$10,891

PREFERRED STOCK DIVIDENDS	$9,228	$9,228	$9,226	$9,226
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,314	$(9,286)	$8,631	$1,665

SHARE DATA:
Basic earnings (loss) per common share (1)	$4.96	$(2.82)	$2.62	$0.51
Diluted earnings (loss) per common share (1)	$4.87	$(2.82)	$2.57	$0.50
Cash dividends declared per common share (1)	$2.37	$2.37	$2.38	$2.38
Weighted average number of common shares outstanding (1)	3,290	3,290	3,290	3,290
Weighted average number of common shares outstanding on a fully diluted basis (1)	3,352	3,290	3,357	3,357
Dividend payout ratio	47.89%	(84.12)%	90.54%	469.87%

(1)	Adjusted to reflect a one-for-fifty reverse stock split declared on November 7, 2008 and effective on December 1, 2008.

(2)	See Note 25 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8 for further financial information regarding the restatement of the Company’s consolidated financial statements.

2005 Quarterly Condensed Consolidated Statements of Operations (Unaudited)

	For the 2005 three months ended
	March 31	June 30	September 30	December 31
				(As Previously
				Reported)	(As Restated) (2)
		(Dollars and shares in thousands, except per share amounts)
INTEREST INCOME:
Loans, including loan fees	$99,664	$114,904	$126,690	$137,784	$135,660
Investment securities	60,677	61,314	62,433	63,109	63,109
Mortgage-backed securities	8,773	8,492	7,741	7,315	7,315
Money market instruments	9,196	9,690	8,483	9,064	9,064

Total interest income	178,310	194,400	205,347	217,272	215,148

INTEREST EXPENSE:
Deposits	47,270	57,474	64,272	72,252	72,252
Federal funds purchased and repurchase agreements	50,679	55,998	60,436	67,678	67,678
Advances from Federal Home Loan Bank	1,980	1,841	1,871	1,996	1,996

Total interest expense	99,929	115,313	126,579	141,926	141,926

NET INTEREST INCOME	78,381	79,087	78,768	75,346	73,222
PROVISION FOR LOAN LOSSES	6,000	5,000	6,000	14,000	63,006

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	72,381	74,087	72,768	61,346	10,216

NONINTEREST INCOME:
Service and other charges on loans	2,326	2,605	2,916	3,731	3,731
Service charges on deposit accounts	1,975	2,174	2,153	2,334	2,334
Other fees and commissions	2,831	3,138	3,326	3,886	3,886
Net gain (loss) on derivative instruments	(1,564)	13,075	(6,357)	(3,276)	(3,276)
Net gain (loss) on sales and valuation of loans, securities and other assets	143	171	100	133	133

Total noninterest income	5,711	21,163	2,138	6,808	6,808

NONINTEREST EXPENSES:
Salaries and employees’ benefits	10,682	11,497	11,866	12,608	12,608
Equipment	2,233	2,331	2,488	2,502	2,502
Deposits insurance premium and supervisory examination	798	827	843	902	902
Occupancy	1,747	1,887	1,977	2,029	2,029
Advertising	1,724	3,094	1,925	2,417	2,417
Other	7,087	7,889	8,485	8,392	8,392

Total noninterest expenses	24,271	27,525	27,584	28,850	28,850

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	53,821	67,725	47,322	39,304	(11,826)

PROVISION FOR INCOME TAXES:
Current	11,180	12,118	16,258	12,982	12,982
Deferred credit	(3,160)	3,581	(4,026)	(3,847)	(15,386)

Total provision (credit) for income taxes	8,020	15,699	12,232	9,135	(2,404)

NET INCOME (LOSS)	$45,801	$52,026	$35,090	$30,169	$(9,422)

PREFERRED STOCK DIVIDENDS	$9,319	$9,205	$9,231	$9,230	$9,230
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$36,482	$42,821	$25,859	$20,939	$(18,652)

SHARE DATA:
Basic earnings (loss) per common share (1)	$11.13	$13.05	$7.88	$6.38	$(5.68)
Diluted earnings (loss) per common share (1)	$10.73	$12.62	$7.64	$6.21	$(5.68)
Cash dividends declared per common share (1)	$2.18	$2.38	$2.38	$2.38	$2.38
Weighted average number of common shares outstanding (1)	3,279	3,281	3,281	3,281	3,281
Weighted average number of common shares outstanding on a fully diluted basis (1)	3,420	3,410	3,414	3,371	3,281
Dividend payout ratio	19.62%	18.20%	30.14%	37.22%	(41.79)%

(1)	Adjusted to reflect a one-for-fifty reverse stock split declared on November 7, 2008 and effective on December 1, 2008.

(2)	See Note 25 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8 for further financial information regarding the restatement of the Company’s consolidated financial statements.

2007 Quarterly Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	March 31		June 30	September 30	December 31
	2007		2007	2007	2007
	(As Previously
	Reported)	(As Restated) (1)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$107,847	$107,847	$99,334	$94,492	$153,473
Money market instruments:
Federal funds sold and resell agreements	809,502	809,502	707,150	817,220	886,700
Interest-bearing deposits in banks	9,540	9,540	26,447	84,771	56,287
Investment securities available for sale	21,565	21,565	509,265	490,894	479,001
Investment securities held to maturity	7,273,193	7,273,193	7,081,467	6,903,227	6,598,197
Federal Home Loan Bank stock, at cost	33,482	33,482	32,682	34,662	49,453
Residential mortgage loans held for sale	4,135	4,135	5,490	3,398	6,500
Loans, net	8,932,413	8,823,892	8,960,055	9,174,111	9,209,911
Accrued interest receivable	114,998	113,892	118,384	116,049	105,377
Foreclosed real estate held for sale, net	6,223	6,223	8,465	9,375	10,971
Premises and equipment, net	125,866	125,866	127,111	128,833	129,591
Deferred income taxes, net	54,869	66,681	83,492	87,842	134,177
Other assets	55,661	55,661	69,853	95,206	107,073

TOTAL	$17,549,294	$17,451,479	$17,829,195	$18,040,080	$17,926,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$328,776	$328,776	$339,248	$320,804	$317,753
Interest-bearing and related accrued interest payable	9,631,248	9,631,248	9,601,619	10,011,670	10,178,748

Total deposits	9,960,024	9,960,024	9,940,867	10,332,474	10,496,501
Federal funds purchased and repurchase agreements	6,052,049	6,052,049	6,494,477	6,329,474	6,146,693
Advances from Federal Home Loan Bank	102,000	102,000	102,000	102,000	102,000
Borrowings under line of credit	32,500	32,500	34,030	—	—
Mortgage note payable	35,836	35,836	35,717	35,596	35,465
Advances from borrowers for taxes and insurance	8,236	8,236	10,455	8,511	11,539
Accrued expenses and other liabilities	127,758	126,500	118,065	148,405	138,277

Total liabilities	16,318,403	16,317,145	16,735,611	16,956,460	16,930,475

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	18,157	18,157	18,157	18,157	18,157
Common stock (2)	3,298	3,298	3,298	3,298	3,298
Paid-in capital (2)	869,825	869,825	869,953	870,031	870,128
Retained earnings:
Reserve fund	89,269	79,613	78,389	78,395	78,389
Undivided profits	249,288	162,387	126,496	119,646	31,383
Accumulated other comprehensive income (loss), net	1,054	1,054	(2,709)	(5,907)	(5,119)

Total stockholders’ equity	1,230,891	1,134,334	1,093,584	1,083,620	996,236

TOTAL	$17,549,294	$17,451,479	$17,829,195	$18,040,080	$17,926,711

(1)	See Note 25 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8 for further financial information regarding the restatement of the Company’s consolidated financial statements.

(2)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

2006 Quarterly Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	March 31		June 30
	2006		2006
	(As Previously		(As Previously
	Reported)	(As Restated) (1)	Reported)	(As Restated) (1)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$81,508	$81,508	$118,501	$118,501
Money market instruments:
Federal funds sold and resell agreements	776,415	776,415	931,497	931,497
Interest-bearing deposits in banks	70,042	70,042	39,056	39,056
Trading securities	1,613	1,613	1,608	1,608
Investment securities available for sale	3,231	3,231	23,266	23,266
Investment securities held to maturity	7,401,352	7,401,352	6,979,875	6,979,875
Federal Home Loan Bank stock, at cost	42,968	42,968	43,562	43,562
Residential mortgage loans held for sale	1,687	1,687	2,320	2,320
Loans, net	8,023,162	7,969,937	8,179,525	8,124,486
Accrued interest receivable	102,007	101,269	112,333	111,572
Foreclosed real estate held for sale, net	4,003	4,003	4,725	4,725
Premises and equipment, net	118,961	118,961	120,537	120,537
Deferred income taxes, net	42,395	52,936	46,964	54,787
Other assets	44,807	44,807	51,192	51,192

TOTAL	$16,714,151	$16,670,729	$16,654,961	$16,606,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$288,500	$288,500	305,992	305,992
Interest-bearing and related accrued interest payable	8,639,353	8,639,353	8,515,168	8,515,168

Total deposits	8,927,853	8,927,853	8,821,160	8,821,160
Federal funds purchased and repurchase agreements	6,245,713	6,245,713	6,313,993	6,313,993
Advances from Federal Home Loan Bank	162,000	162,000	157,000	157,000
Mortgage note payable	36,310	36,310	36,201	36,201
Advances from borrowers for taxes and insurance	6,314	6,314	8,450	8,450
Accrued expenses and other liabilities	123,571	123,571	100,690	100,690

Total liabilities	15,501,761	15,501,761	15,437,494	15,437,494

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	18,157	18,157	18,157	18,157
Common stock (2)	3,285	3,285	3,290	3,290
Paid-in capital (2)	867,506	867,506	868,299	868,299
Retained earnings:
Reserve fund	79,946	75,604	83,019	78,221
Undivided profits	243,506	204,426	245,140	201,961
Accumulated other comprehensive loss, net	(10)	(10)	(438)	(438)

Total stockholders’ equity	1,212,390	1,168,968	1,217,467	1,169,490

TOTAL	$16,714,151	$16,670,729	$16,654,961	$16,606,984

(1)	See Note 25 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8 for further financial information regarding the restatement of the Company’s consolidated financial statements.

(2)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

2006 Quarterly Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	September 30		December 31
	2006		2006
	(As Previously		(As Previously
	Reported)	(As Restated) (1)	Reported)	(As Restated) (1)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$92,243	$92,243	$105,027	$105,027
Money market instruments:
Federal funds sold and resell agreements	841,716	841,716	950,573	950,573
Interest-bearing deposits in banks	15,472	15,472	21,060	21,060
Investment securities available for sale	20,998	20,998	20,541	20,541
Investment securities held to maturity	7,011,611	7,011,611	7,007,579	7,007,579
Federal Home Loan Bank stock, at cost	42,932	42,932	37,982	37,982
Residential mortgage loans held for sale	7,298	7,298	11,379	11,379
Loans, net	8,454,621	8,370,536	8,641,023	8,554,177
Accrued interest receivable	111,737	110,828	121,360	120,311
Foreclosed real estate held for sale, net	5,433	5,433	5,917	5,917
Premises and equipment, net	122,420	122,420	124,648	124,648
Deferred income taxes, net	48,470	59,887	51,338	58,689
Other assets	56,930	56,930	56,261	56,261

TOTAL	$16,831,881	$16,758,304	$17,154,688	$17,074,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$315,088	$315,088	$373,634	$373,634
Interest-bearing and related accrued interest payable	8,698,018	8,698,018	8,963,429	8,963,429

Total deposits	9,013,106	9,013,106	9,337,063	9,337,063
Federal funds purchased and repurchase agreements	6,315,566	6,315,566	6,320,481	6,320,481
Advances from Federal Home Loan Bank	137,000	137,000	127,000	127,000
Mortgage note payable	36,090	36,090	35,968	35,968
Advances from borrowers for taxes and insurance	7,284	7,284	9,862	9,862
Accrued expenses and other liabilities	96,152	96,152	96,427	96,427

Total liabilities	15,605,198	15,605,198	15,926,801	15,926,801

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	18,157	18,157	18,157	18,157
Common stock (2)	3,290	3,290	3,290	3,290
Paid-in capital (2)	868,478	868,478	868,680	868,680
Retained earnings:
Reserve fund	85,523	78,165	86,442	78,389
Undivided profits	251,137	184,918	251,034	178,543
Accumulated other comprehensive income, net	98	98	284	284

Total stockholders’ equity	1,226,683	1,153,106	1,227,887	1,147,343

TOTAL	$16,831,881	$16,758,304	$17,154,688	$17,074,144

(1)	See Note 25 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8 for further financial information regarding the restatement of the Company’s consolidated financial statements.

(2)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

2005 Quarterly Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	March 31	June 30	September 30	December 31
	2005	2005	2005	2005
				(As Previously
				Reported)	(As Restated) (1)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$100,856	$105,692	$95,583	$97,612	$97,612
Money market instruments:
Federal funds sold and resell agreements	954,311	757,580	792,741	746,539	746,539
Interest-bearing deposits in banks	60,911	54,816	105,613	57,116	57,116
Investment securities available for sale	5,062	2,192	680	5,166	5,166
Investment securities held to maturity	6,948,043	6,904,828	6,987,013	7,074,025	7,074,025
Federal Home Loan Bank stock, at cost	46,473	35,300	35,300	42,798	42,798
Residential mortgage loans held for sale	899	1,637	1,483	1,539	1,539
Loans, net	6,611,829	7,090,745	7,391,555	7,815,623	7,765,191
Accrued interest receivable	90,069	98,741	96,264	105,882	105,184
Foreclosed real estate held for sale, net	3,849	3,134	4,096	4,137	4,137
Premises and equipment, net	110,125	111,791	114,656	117,623	117,623
Deferred income taxes, net	36,821	33,241	37,266	41,111	52,650
Other assets	39,107	54,137	46,676	42,693	42,693

TOTAL	$15,008,355	$15,253,834	$15,708,926	$16,151,864	$16,112,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$263,822	$294,264	$288,929	$277,099	$277,099
Interest-bearing and related accrued interest payable	6,815,449	7,215,089	7,611,202	8,098,510	8,098,510

Total deposits	7,079,271	7,509,353	7,900,131	8,375,609	8,375,609
Federal funds purchased and repurchase agreements	6,476,172	6,289,406	6,316,767	6,260,029	6,260,029
Advances from Federal Home Loan Bank	207,000	172,000	172,000	172,000	172,000
Mortgage note payable	36,744	36,645	36,544	36,432	36,432
Advances from borrowers for taxes and insurance	5,225	6,697	5,667	7,867	7,867
Accrued expenses and other liabilities	77,375	77,957	97,772	106,449	106,449

Total liabilities	13,881,787	14,092,058	14,528,881	14,958,386	14,958,386

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	18,179	18,168	18,163	18,160	18,160
Common stock (2)	3,280	3,281	3,281	3,282	3,282
Paid-in capital (2)	866,433	866,483	866,669	866,938	866,938
Retained earnings:
Reserve fund	64,732	69,952	73,440	76,443	72,484
Undivided profits	174,149	203,928	218,507	228,648	193,016
Accumulated other comprehensive income (loss), net	(205)	(36)	(15)	7	7

Total stockholders’ equity	1,126,568	1,161,776	1,180,045	1,193,478	1,153,887

TOTAL	$15,008,355	$15,253,834	$15,708,926	$16,151,864	$16,112,273

(1)	See Note 25 to the consolidated financial statements included in this Annual Report on Form 10-K, Part II, Item 8 for further financial information regarding the restatement of the Company’s consolidated financial statements.

(2)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

2007 VERSUS 2006
FIRST QUARTER ENDED MARCH 31, 2007 VERSUS FIRST QUARTER ENDED MARCH 31, 2006
     Net income for the quarter ended March 31, 2007 amounted to $12.7 million, compared to net income of $31.6 million for the same period in 2006. Westernbank’s financial performance was principally impacted by (1) higher provision for loan losses due to increases in non-performing loans, (2) lower provision for income taxes, (3) higher noninterest expenses due to increases in professional fees, salaries and employees’ benefits, deposit insurance premium and supervisory examination, (4) higher net interest income as a result of an increase in the Company’s average interest-earning assets, and (5) slightly higher noninterest income due to higher activity resulting from the Company’s overall growing volume of business.
     The highlights and key drivers of the Company’s financial results for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 included the following:
•	Net income for the quarter ended March 31, 2007 was $12.7 million compared to $31.6 million for the quarter ended March 31, 2006. After the payment of preferred stock dividends, net income attributable to common stockholders was of $3.5 million for the quarter ended March 31, 2007 compared to $22.3 million for the same period in 2006.

•	Diluted earnings per share for the quarter ended March 31, 2007 was $1.04 compared to $6.62 for the quarter ended March 31, 2006.

•	Net interest income for the quarter ended March 31, 2007 was $78.7 million compared to $76.3 million for the same period in 2006, an increase of $2.4 million or 3.08%. The slight increase in net interest income for the first quarter of 2007, compared to 2006, was principally due to an increase in the Company’s average interest-earning assets offset in part by a decrease in net yield on interest-earning assets. The increase in average interest-earning assets was primarily driven by a rise in the average loan portfolio, particularly in the Commercial and C&I loan portfolios, offset in part by a decrease in the Company’s investment portfolio. The decrease in the net yield on interest earning assets was principally due to an increase in average rate paid by the Company on its interest-bearing liabilities offset in part by an increase in the average yield earned on its interest-earning assets.

•	The provision for loan losses for the quarter ended March 31, 2007 was $34.5 million compared to $7.6 million for the first quarter of 2006. The increase in the provision for loan losses for 2007 is mainly attributable to increasing trends in non-performing loans in the Company’s asset-based lending portfolios coupled with the growth of the Company’s loan portfolios. The increase in non-performing loans in 2007 compared to 2006 is mainly due to the effects of the downturn in the economy of Puerto Rico.

•	Noninterest income for the quarter ended March 31, 2007 was $11.0 million compared to $9.2 million for the quarter ended March 31, 2006, an increase of $1.8 million or 19.86%. The increase in noninterest income was mainly due to higher activity resulting from the Company’s overall growing volume of business.

•	Noninterest expenses for the quarter ended March 31, 2007 were $35.0 million, an increase of $5.6 million or 19.05% when compared to noninterest expenses of $29.4 million for the quarter ended March 31, 2006. The increase in total noninterest expenses for 2007 was mainly due to: (1) increases in salaries and employees’ benefits related to the Company’s expansion in all of its business areas, and (2) increases in deposit insurance premium and supervisory examination due to an increase in premiums assessed by the FDIC.

•	The provision for income taxes for the quarter ended March 31, 2007 was $7.5 million compared to $16.9 million for the same period in 2006, a decrease of $9.5 million or 55.78%. The decrease in the provision for income taxes was mainly due to lower taxable income during 2007 coupled with an increase in deferred tax benefits and the expiration of transitory income taxes enacted by the government of Puerto Rico that expired on December 31, 2006.

•	Total assets at March 31, 2007 were $17.45 billion compared to $16.67 billion at March 31, 2006, an increase of $780.8 million or 4.68%. The increase in total assets was primarily driven by an increase of $854.0 million in the Company’s loan portfolio due to the growth of the Company’s business, offset in part by a decrease of $111.4 million in the Company’s investment portfolio and a decrease of $27.4 million in the Company’s money market investments.

•	Total liabilities at March 31, 2007 were $16.32 billion compared to $15.50 billion at March 31, 2006, an increase of $815.4 million or 5.26%. The increase in total liabilities was primarily driven by an increase of $1.03 billion in deposits, mainly brokered deposits, offset in part by a decrease of $193.7 million in federal funds purchased and repurchase agreements and a decrease of $60.0 million in advances from FHLB.

•	Total stockholders’ equity at March 31, 2007 was $1.13 billion compared to $1.17 billion at March 31, 2006, a decrease of $34.6 million or 2.96%. The decrease in total stockholders’ equity was primarily driven by net losses, dividends declared on the Company’s common and preferred shares and the cumulative effect of the adoption of FIN No. 48 which resulted in a charge to retained earnings of $10.6 million at January 1, 2007.
SECOND QUARTER ENDED JUNE 30, 2007 VERSUS SECOND QUARTER ENDED JUNE 30, 2006
     Net loss for the quarter ended June 30, 2007 amounted to $20.1 million, compared to net income of $17.2 million for the same period in 2006. Westernbank’s financial performance was principally impacted by (1) higher provision for loan losses due to increases in non-performing loans and growth of the Company’s loan portfolio, (2) higher noninterest expenses due to increases in professional fees, salaries and employees’ benefits, deposit insurance premium and supervisory examination (3) lower provision for income taxes, (4) higher noninterest income due to higher activity resulting from the Company’s overall growing volume of business, and (5) higher net interest income as a result of an increase in the Company’s average interest-earning assets.
     The highlights and key drivers of the Company’s financial results for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 included the following:
•	Net loss for the quarter ended June 30, 2007 was $20.1 million compared to a net income of $17.2 million for the same quarter in 2006. After the payment of preferred stock dividends, net loss attributable to common stockholders was of $29.3 million for the quarter ended June 30, 2007 compared to a net income of $8.0 million for the same period in 2006.

•	Diluted loss per share for the quarter ended June 30, 2007 was $8.88 compared to diluted earnings per share of $2.37 for the quarter ended June 30, 2006.

•	Net interest income for the quarter ended June 30, 2007 was $74.6 million compared to $73.5 million for the same period in 2006, an increase of $1.0 million or 1.37%. The slight increase in net interest income for the second quarter of 2007, compared to 2006, was principally due to an increase in the Company’s average interest-earning assets offset in part by a decrease in net yield on interest-earning assets. The increase in average interest-earning assets was primarily driven by a rise in the average loan portfolio, particularly in the Commercial and C&I loan portfolios, coupled with an increase in the Company’s investment portfolio due to the Company’s decision to lessen the repricing and maturity mismatch of the Company’s investment portfolio and its funding by investing in long term securities. The decrease in the net yield on interest earning assets was principally due to an increase in average rate paid by the Company on its interest-bearing liabilities offset in part by an increase in the average yield earned on its interest-earning assets.

•	The provision for loan losses for the quarter ended June 30, 2007 was $73.4 million compared to $17.7 million for the second quarter of 2006, an increase of $55.7 million or 314.20%. The increase in the provision for loan losses for 2007 is mainly attributable to increasing trends in non-performing loans in the Company’s construction loan and asset-based lending portfolios coupled with the growth of the Company’s loan portfolios. The increase in non-performing loans in 2007 compared to 2006 is mainly due to the effects of the downturn in the economy of Puerto Rico.

•	Noninterest income for the quarter ended June 30, 2007 was $11.1 million compared to $7.6 million for the quarter ended June 30, 2006, an increase of $3.5 million or 45.81%. The increase in noninterest income is the result of an increase of $1.9 million on service fees and other fees and commissions due to higher activity associated with the Company’s overall growing volume of business and a positive variance of $2.0 million in net gain (loss) on sales and valuations of loans, securities, and other assets. For the quarter ended June 30, 2006, management concluded that $21.6 million of its investments in Puerto Rico Government Obligations were other-than-temporarily impaired and recorded a loss of $1.1 million. There were no such charges in 2007.

•	Noninterest expenses for the quarter ended June 30, 2007 were $35.8 million, an increase of $5.2 million or 16.93% when compared to noninterest expenses of $30.6 million for the quarter ended June 30, 2006. The increase in total noninterest expenses for 2007 was mainly due to: (1) an increase of $1.5 million in salaries and employees’ benefits related to the Company’s expansion in all of its business areas, (2) an increase of $2.2 million in deposit insurance premium and supervisory examination due to an increase in premiums assessed by the FDIC, and (3) an increase in $854,000 in professional fees due to legal, accounting and consulting fees associated with the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other related legal and regulatory proceedings.

•	The provision for income taxes for the quarter ended June 30, 2007 was a benefit of $3.5 million compared to an expense of $15.6 million for the same period in 2006. The positive variance in 2007 was primarily due to an increase in deferred tax benefits coupled with a decrease in the current provision for income taxes. The increase in deferred tax benefits for 2007 is mainly attributable to temporary differences related to the allowance for loan losses. The decrease in the current provision for income taxes for 2007, when compared to 2006, is attributed to lower taxable income coupled with the expiration of transitory income taxes enacted by the government of Puerto Rico that expired on December 31, 2006.

•	Total assets at June 30, 2007 were $17.83 billion compared to $16.61 billion at June 30, 2006, an increase of $1.22 billion or 7.36%. The increase in total assets was primarily driven by an increase of $835.6 million in the Company’s loan portfolio due to the growth of the Company’s business coupled with an increase of $586.0 million in the Company’s investment portfolio, offset in part by a decrease of $237.0 million in the Company’s money market investments.

•	Total liabilities at June 30, 2007 were $16.74 billion compared to $15.44 billion at June 30, 2006, an increase of $1.30 billion or 8.41%. The increase in total liabilities was primarily driven by an increase of $1.12 billion in deposits, mainly brokered deposits, coupled with an increase of $180.5 million in federal funds purchased and repurchase agreements, offset in part by a decrease of $55.0 million in advances from FHLB.

•	Total stockholders’ equity at June 30, 2007 was $1.09 billion compared to $1.17 billion at June 30, 2006, a decrease of $75.9 million or 6.49%. The decrease in total stockholders’ equity was primarily driven by net losses, dividends declared on the Company’s common and preferred shares, and the cumulative effect of the adoption of FIN No. 48 which resulted in a charge to retained earnings of $10.6 million at January 1, 2007.
THIRD QUARTER ENDED SEPTEMBER 30, 2007 VERSUS THIRD QUARTER ENDED SEPTEMBER 30, 2006
     Net income for the quarter ended September 30, 2007 amounted to $10.2 million, compared to net loss of $58,000 for the same period in 2006. Westernbank’s financial performance was principally impacted by (1) lower provision for loan losses due to a specific reserve for an impaired relationship taken during the third quarter of 2006, (2) higher noninterest expenses due to increases in professional fees, salaries and employees’ benefits, deposit insurance premium and supervisory examination (3) lower provision for income taxes, (4) higher noninterest income due to higher activity resulting from the Company’s overall growing volume of business, and (5) lower net interest income as a result of a decrease in the Company’s net yield on interest-earning assets.
     The highlights and key drivers of the Company’s financial results for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006 included the following:
•	Net income for the quarter ended September 30, 2007 was $10.2 million compared to net loss of $58,000 for the quarter ended September 30, 2006. After the payment of preferred stock dividends, net loss income (loss) attributable to common stockholders was $988,000 for the quarter ended September 30, 2007 compared to $9.3 million for the same period in 2006.

•	Diluted earnings per share for the quarter ended September 30, 2007 was $0.30 compared to diluted loss per share of $2.82 for the quarter ended September 30, 2006.

•	Net interest income for the quarter ended September 30, 2007 was $68.1 million compared to $4.8 million for the same period in 2006, a decrease of $8.2 million or 10.74%. The decrease in net interest income for the third quarter of 2007, compared to the same period in 2006, was principally due to a significant decrease in the net yield on interest-earning assets, offset in part by an increase in the Company’s average interest-earning assets. The decrease in net yield on interest-earning assets was principally due to the refunding of the Company’s interest-bearing liabilities at higher rates, in particular the Company’s brokered deposits, coupled with declining loan yields attributable to a higher balance of loans in non-accrual status. The increase in average interest-earning assets was primarily driven by a rise in the average loan portfolio, particularly in the Commercial and C&I loan portfolios, coupled with an increase in the Company’s investment portfolio.

•	The provision for loan losses for the quarter ended September 30, 2007 was $21.7 million compared to $37.8 million for the third quarter of 2006, a decrease of $16.1 million or 42.61%. The decrease in the provision for loan losses for 2007 is mainly attributable to a specific reserve for an impaired relationship taken during the third quarter of 2006. During the third quarter of 2006, the Company’s provision for loan losses increased due to an impairment of $17.1 million on a specific relationship in the Company’s asset-based loan portfolio. The decrease in the provision for loan losses in the third quarter of 2007 when compared to other quarters in 2007 was mainly due to the impact of the Inyx loan which mainly affect periods before the third quarter of 2007.

•	Noninterest income for the quarter ended September 30, 2007 was $13.3 million compared to $10.2 million for the quarter ended September 30, 2006, an increase of $3.1 million or 30.13%. The increase in noninterest income is the result of an increase of $2.8 million on service fees and other fees and commissions due to higher activity associated with the Company’s overall growing volume of business and an increase of $69,000 in net gain (loss) on sales and valuations of loans, securities, and other assets.

•	Noninterest expenses for the quarter ended September 30, 2007 was $44.7 million, an increase of $14.2 million or 46.75% when compared to noninterest expenses of $30.4 million for the quarter ended September 30, 2006. The increase in total noninterest expenses for the third quarter of 2007 was mainly due to: (1) an increase in $7.5 million in professional fees due to legal, accounting and consulting fees associated with the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other related legal and regulatory proceedings, (2) an increase of $1.9 million in salaries and employees’ benefits related to the Company’s expansion in all of its business areas, and (3) an increase of $1.9 million in deposit insurance premium and supervisory examination due to an increase in premiums assessed by the FDIC.

•	The provision for income taxes for the quarter ended September 30, 2007 was $4.8 million compared to an expense of $18.3 million for the same period in 2006. The decrease in the provision for income taxes in 2007 was primarily due to a decrease in the current provision for income taxes, mainly due to lower taxable income coupled with the expiration of transitory income taxes enacted by the government of Puerto Rico on December 31, 2006.

•	Total assets at September 30, 2007 were $18.04 billion compared to $16.76 billion at September 30, 2006, an increase of $1.28 billion or 7.65%. The increase in total assets was primarily driven by an increase of $803.6 million in the Company’s loan portfolio due to the growth of the Company’s business, an increase of $361.5 million in the Company’s investment portfolio, and an increase of $44.8 million in the Company’s money market investments.

•	Total liabilities at September 30, 2007 were $16.96 billion compared to $15.61 billion at September 30, 2006, an increase of $1.35 billion or 8.66%. The increase in total liabilities was primarily driven by an increase of $1.32 billion in deposits, mainly brokered deposits, offset in part by a decrease of $35.0 million in advances from FHLB.

•	Total stockholders’ equity at September 30, 2007 was $1.08 billion compared to $1.15 billion at September 30, 2006, a decrease of $69.5 million or 6.03%. The decrease in total stockholders’ equity was primarily driven by net losses, dividends declared on the Company’s common and preferred shares, a negative variance in the Company’s accumulated other comprehensive income associated with the valuation of the Corporation’s securities available-for-sale portfolio, and the cumulative effect of the adoption of FIN No. 48 which resulted in a charge to retained earnings of $10.6 million at January 1, 2007.
FOURTH QUARTER ENDED DECEMBER 31, 2007 VERSUS FOURTH QUARTER ENDED DECEMBER 31, 2006
     Net loss for the quarter ended December 31, 2007 amounted to $71.2 million, compared to a net income of $10.9 million for the same period in 2006. Westernbank’s financial performance was principally impacted by (1) higher provision for loan losses due to increases in non-performing loans, mainly in the Company’s construction loan portfolio, and the growth of the Company’s loan portfolio, (2) positive variances in the provision for income taxes mainly due to an increase in deferred tax benefits, (3) lower net interest income as a result of a decrease in the Company’s net yield on interest-earning assets, (4) higher noninterest expenses due to increases in professional fees, salaries and employees’ benefits, deposit insurance premium and supervisory examination, and (5) higher noninterest income due to higher activity resulting from the Company’s overall growing volume of business.
     The highlights and key drivers of the Company’s financial results for the quarter ended December 31, 2007 as compared to the quarter ended December 31, 2006 included the following:
•	Net loss for the quarter ended December 31, 2007 was $71.2 million compared to a net income of $10.9 million for the quarter ended December 30, 2006. After the payment of preferred stock dividends, net loss attributable to common stockholders was of $80.4 million for the quarter ended December 31, 2007 compared to a net income of $1.7 million for the same period in 2006.

•	Diluted loss per share for the quarter ended December 31, 2007 was $24.39 compared to diluted earnings per share of $0.50 for the quarter ended December 31, 2006.

•	Net interest income for the quarter ended December 31, 2007 was $63.7 million compared to $82.2 million for the same period in 2006, a decrease of $18.5 million or 22.48%. The decrease in net interest income for the fourth quarter of 2007, compared to the same period in 2006, was principally due to a significant decrease in the net yield on interest-earning assets, offset in part by an increase in the Company’s average interest-earning assets. The decrease in net yield on interest-earning assets was principally due to the refunding of the Company’s interest-bearing liabilities at higher rates, in particular the Company’s brokered deposits, coupled with declining loan yields attributable to a higher balance of loans in non-accrual status. The increase in average interest-earning assets was primarily driven by a rise in the average loan portfolio, particularly in the Commercial and C&I loan portfolios.

•	The provision for loan losses for the quarter ended December 31, 2007 was $148.0 million compared to $27.7 million for the fourth quarter of 2006, an increase of $120.2 million. The increase in the provision loan losses was principally due to higher impaired and non-performing loans, mainly attributed to the construction loan portfolio and the asset-based lending portfolio of the Company.

•	Noninterest income for the quarter ended December 31, 2007 was $12.4 million compared to $10.1 million for the quarter ended December 30, 2006, an increase of $2.3 million or 22.88%. The increase in noninterest income is the result of an increase of $1.7 million on service fees and other fees and commissions due to higher activity associated with the Company’s overall growing volume of business and a favorable variance of $114,000 in net loss on sales and valuations of loans, securities, and other assets.

•	Noninterest expenses for the quarter ended December 31, 2007 was $47.9 million, an increase of $13.9 million or 40.74% when compared to noninterest expenses of $34.0 million for the quarter ended December 31, 2006. The increase in total noninterest expenses for the fourth quarter of 2007 was mainly due to: (1) an increase in $4.7 million in professional fees due to legal, accounting and consulting fees associated with the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other related legal and regulatory proceedings, (2) an increase of $1.4 million in deposit insurance premium and supervisory examination due to an increase in premiums assessed by the FDIC, and (3) an increase of $912,000 in salaries and employees’ benefits related to the Company’s expansion in all of its business areas.

•	The provision for income taxes for the quarter ended December 31, 2007 was a benefit of $48.6 million compared to an expense of $19.6 million for the same period in 2006. The positive variance in the provision for income taxes in 2007 was primarily due to an increase in deferred tax benefits coupled with positive variances in the Company’s current provision for income taxes. The increase in deferred tax benefits for 2007 is mainly attributable to temporary differences related to the allowance for loan losses, specifically the allowance for construction loans. The positive variance in the current provision for income taxes, mainly due to lower taxable income coupled with the expiration of transitory income taxes enacted by the government of Puerto Rico on December 31, 2006.

•	Total assets at December 31, 2007 were $17.93 billion compared to $17.07 billion at December 31, 2006, an increase of $852.6 million or 4.99%. The increase in total assets was primarily driven by an increase of $655.7 million in the Company’s loan portfolio due to the growth of the Company’s business.

•	Total liabilities at December 31, 2007 were $16.93 billion compared to $15.93 billion at December 31, 2006, an increase of $1.00 billion or 6.30%. The increase in total liabilities was primarily driven by an increase of $1.16 billion in deposits, mainly brokered deposits, offset in part by a decrease of $173.8 million in federal funds purchased and repurchased agreements, and a decrease of $25.0 million in advances from FHLB.

•	Total stockholders’ equity at December 31, 2007 was $996.2 million compared to $1.15 billion at December 31, 2006, a decrease of $151.1 million or 13.17%. The decrease in total stockholders’ equity was primarily driven by net losses incurred during 2007 due to increases in the provision for loan losses, dividends declared on the Company’s common and preferred shares, and a negative variance in the Company’s accumulated other comprehensive income associated with the valuation of the Corporation’s securities available-for-sale portfolio.

2006 VERSUS 2005
FIRST QUARTER ENDED MARCH 31, 2006 VERSUS FIRST QUARTER ENDED MARCH 31, 2005
     Net income for the quarter ended March 31, 2006 amounted to $31.6 million, compared to net income of $45.8 million for the first quarter of 2005. Westernbank’s financial performance was principally impacted by (1) higher provision for income taxes, (2) higher noninterest expenses due to increases in salaries and employees’ benefits (3) higher noninterest income due to fluctuations in the Company’s net gain (loss) on derivative instruments, (4) lower net interest income as a result of a decrease in the Company’s net yield earned on interest-earning assets, and (5) higher provision for loan losses due to the growth of the Company’s loan portfolios.
     The highlights and key drivers of the Company’s financial results for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 included the following:
•	Net income for the quarter ended March 31, 2006 was $31.6 million compared to $45.8 million for the quarter ended March 31, 2005. After the payment of preferred stock dividends, net income attributable to common stockholders was of $22.3 million for the quarter ended March 31, 2006 compared to $36.5 million for the same period in 2005.

•	Diluted earnings per share for the quarter ended March 31, 2006 was $6.62 compared to $10.73 for the quarter ended March 31, 2005.

•	Net interest income for the quarter ended March 31, 2006 was $76.3 million compared to $78.4 million for the same period in 2005, a decrease of $2.1 million or 2.61%. The slight decrease in net interest income for the first quarter of 2006, compared to 2005, was principally due to a significant decrease in net yield on interest-earning assets offset in part by an increase in the Company’s average interest-earning assets. The decrease in net yield on interest-earning assets during 2006 was mainly driven by the effects of increases in short-term rates coupled with the mismatch between the re-pricing profile of the Company’s assets and liabilities. For 2005 and 2006, the Company was liability sensitive since the Company’s liabilities re-price earlier than its assets. As a result, in periods of rising short-term rates, the Company’s average rate paid on its interest-bearing liabilities increases in higher proportion than the increase in the average yield earned on its interest-earning assets. The increase in average interest-earning assets was primarily driven by a rise in the Company’s average loan portfolio, particularly in the Commercial and C&I loan portfolios coupled with increases in the Company’s investment portfolio.

•	The provision for loan losses for the quarter ended March 31, 2006 was $7.6 million compared to $6.0 million for the first quarter of 2005. The increase in the provision for loan losses for 2006 is mainly attributable to increases in the Company’s loan portfolios, particularly in the Commercial and C&I loan portfolios.

•	Total noninterest income increased $3.5 million or 60.81% for the three month period ended March 31, 2006, when compared to the same period in 2005. This increase was mainly due to increases of $1.5 million on service and other charges on loans, deposits and other fees, due to higher activity and fees resulting from the Company’s overall growing volume of business and other fees by the Company asset-based lending operation, in addition to a positive variance of $1.9 million on net gain (loss) on derivative instruments. On January 3, 2006, the Company re-designated most of its interest rate swaps relating to certain brokered certificates of deposit (“brokered CDs”) utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the brokered CDs) and the interest rate swaps are recorded through earnings.

•	Total noninterest expenses increased $5.1 million or 21.18% for the three-month period ended March 31, 2006, when compared to the corresponding period in 2005. Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $3.0 million or 27.87% for the first quarter of year 2006, compared to the same period in 2005. Such an increase is attributed to the increase in personnel, normal salary increases and related employees’ benefits, principally attributed to the Company’s continued expansion in the San Juan Metropolitan area and its entrance to the east coast of Puerto Rico. On March 16, 2005, the Company opened its first mega branch in the eastern region of Puerto Rico, in the town of Humacao and on December 28, 2005, it opened its mega branch in the Condado area in the city of San Juan. Also during the first quarter of year 2006, the Company established Westernbank International Trade Services, a division of Westernbank Puerto Rico that provides international trade products and services. At March 31, 2006, the Company had 1,356 full-time employees, including its executive officers, an increase of 153 employees or 12.72% since March 31, 2005. Advertising expense increased by $1.1 million or 62.30% for the three months ended March 31, 2006, when compared to the same period in 2005. The increase was primarily due to the agreement by Westernbank to sponsor the World’s Best 10K Race, one of the most important and recognized sports activities in the world.

•	The provision for income taxes increased $8.9 million or 111.25% for the three-month period ended March 31, 2006, when compared to the same period in 2005. The current provision for Puerto Rico income taxes for the first quarter of 2006 amounted to $17.2 million, a significant increase of $6.0 million or 54.05%, when compared to $11.2 million for the same quarter in 2005. The increase in the current provision for income taxes is attributed to two factors. First, the transitory additional surtax of 2.5% over net taxable income, explained above, resulted in an additional current income tax provision of $944,000 during the quarter ended March 31, 2006. Second, the significant increase in the Company’s taxable income derived from increases in the loan portfolio, changing the proportion between exempt and taxable income and therefore increasing the Company’s effective tax rate.

•	Total assets at March 31, 2006 were $16.67 billion compared to $15.01 billion at March 31, 2005, an increase of $1.71 billion or 11.37%. The increase in total assets was primarily driven by an increase of $1.36 billion in the Company’s loan portfolio due to the Company’s continued strategy of growing its loans portfolio through commercial real estate collateralized, construction and land acquisition, asset-based and other commercial loans. The investment portfolio, excluding money market instruments, stands at $7.41 billion at March 31, 2006, an increase of $453.1 million or 6.52%, in comparison to balances at March 31, 2005. The increase in the Company’s investment portfolio is mainly due to the Company’s strategy of growing the Company’s tax exempt interest income.

•	Total liabilities at March 31, 2006 were $15.50 billion compared to $13.88 billion at March 31, 2005, an increase of $1.62 billion or 11.67%. The increase in total liabilities was primarily driven by an increase of $1.85 billion in deposits, mainly brokered deposits, offset in part by a decrease of $230.5 million in federal funds purchased and repurchase agreements and a decrease of $45.0 million in advances from FHLB.

•	Total stockholders’ equity at March 31, 2006 was $1.17 billion compared to $1.13 billion at March 31, 2005, an increase of $42.4 million or 3.76%. The increase in total stockholders’ equity was primarily driven by net income generated during the preceding 4 quarters offset in part by dividends declared on the Company’s common and preferred shares.
SECOND QUARTER ENDED JUNE 30, 2006 VERSUS SECOND QUARTER ENDED JUNE 30, 2005
     Net income for the quarter ended June 30, 2006 amounted to $17.2 million, compared to net income of $52.0 million for the same period in 2005. Westernbank’s financial performance was principally impacted by (1) lower noninterest income due to a negative variance of $13.9 million in net gain (loss) in derivative instruments, as a result of the mark to market of such positions (2) higher provision for loan losses due growth in the Company’s loan portfolios coupled with higher non-performing loans and net loans charged-off during the period, principally in the loan portfolio of the Company’s asset-based lending division, (3) lower net interest income as a result of a decrease in the Company’s net yield earned on interest-earning assets, and (4) higher noninterest expenses mainly due to increases in salaries and employees’ benefits.
     The highlights and key drivers of the Company’s financial results for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 included the following:
•	Net income for the quarter ended June 30, 2006 was $17.2 million compared to $52.0 million for the same quarter in 2006. After the payment of preferred stock dividends, net income attributable to common stockholders was of $8.0 million for the quarter ended June 30, 2006 compared to $42.8 million for the same period in 2005.

•	Diluted earnings per share for the quarter ended June 30, 2006 was $2.37 compared to diluted earnings per share of $12.62 for the quarter ended June 30, 2005.

•	Net interest income for the quarter ended June 30, 2006 was $73.5 million compared to $79.1 million for the same period in 2005, a decrease of $5.5 million or 7.01%. The decrease in net interest income for the second quarter of 2006, compared to 2005, was principally due to a significant decrease in net yield on interest-earning assets offset in part by an increase in the Company’s average interest-earning assets. The decrease in net yield on interest-earning assets during 2006 was mainly the result of a flat-to- inverted yield curve and the fact that the upward repricing of the Company’s interest-earning assets continues to lag behind the increase in the cost of funds of the Company’s interest-bearing liabilities. The increase in average interest-earning assets was primarily driven by a rise in the Company’s average loan portfolio, particularly in the Commercial and C&I loan portfolios.

•	The provision for loan losses for the quarter ended June 30, 2006 was $17.7 million compared to $5.0 million for the second quarter of 2005, an increase of $12.7 million or 254.44%. The increase in the provision for loan losses was attributable to the following factors: first, the overall growth in the Company’s loan portfolio, mainly those of its Commercial and C&I loans;

and second, to higher non-performing loans and net loans charged-off during the period, principally in the loan portfolio of the Company’s asset-based lending division.

•	Total noninterest income decreased $13.5 million or 63.93% for the three month period ended June 30, 2006, when compared to the same period in 2005. This decrease was mainly due to a negative variance of $13.9 million in net gain (loss) in derivative instruments, as a result of the mark to market of such positions. On January 3, 2006, the Company re-designated most of its interest rate swaps relating to its brokered certificates of deposit (“brokered CDs”) utilizing the “long-haul” method of SFAS No. 133. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the brokered CDs) and the interest rate swaps are recorded through earnings. Also, during the quarter ended June 30, 2006, management concluded that $21.6 million of its investments in Puerto Rico Government Obligations were other-than-temporarily impaired and recorded a loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. The decreases were partially offset by an increase of $1.4 million on service fees, and other fees and commissions for the second quarter of 2006, when compared to $7.9 million for the same period in 2005. Such increase was mainly due to higher activity associated with other fees resulting from the Company’s overall growing volume of business and fees generated by the Company’s asset-based lending operation.

•	Total noninterest expenses increased $3.1 million or 11.26% for the three-month period ended June 30, 2006 when compared to the same period in 2005. Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $1.9 million or 16.10% for the second quarter of year 2006 compared to the second quarter in 2005. The increase in salaries and employees’ benefits is attributable to the increases in personnel, normal salary increases and related employees benefits, principally related to the Company’s continued expansion in the San Juan Metropolitan area and its entrance to the east coast of Puerto Rico. At June 30, 2006, the Company had 1,361 full-time employees, including its executive officers, an increase of 159 employees or 13.23% since June 30, 2005. Noninterest expenses, other than salaries and employees’ benefits, increased by $1.2 million or 7.79% for the second quarter of 2006 compared to the same quarter in 2005. The increase resulted primarily from the additional investment in technology and general infrastructure to sustain and coordinate the Company’s growth and expansion in all of its business areas, mainly in the San Juan Metropolitan area and on the east coast of Puerto Rico.

•	The income taxes expenses for the quarter ended June 30, 2006 were $15.6 million compared to $15.7 million for the same period in 2005. The slight positive variance in 2006 was primarily due to an increase in deferred tax benefits offset in part by an increase in the current provision for income taxes. The increase in deferred tax benefits for 2006 is mainly attributable to temporary differences related to the allowance for loan losses. The increase in the current provision for income taxes is attributed to two factors. First, on May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposes an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. This transitory income tax of 2% amounted to $1.4 million for the three months ended June 30, 2006. This transitory income tax will end on December 31, 2006. Second, the increase in the Company’s taxable income derived from increases in the loan portfolio, has changed the proportion between exempt and taxable income and therefore increasing the Company’s effective tax rate.

•	Total assets at June 30, 2006 were $16.61 billion compared to $15.25 billion at June 30, 2005, an increase of $1.35 billion or 8.87%. The increase in total assets was primarily driven by an increase of $1.03 billion in the Company’s loan portfolio due to the Company’s continued strategy of growing its loans portfolio through commercial real estate collateralized, construction and land acquisition, asset-based and other commercial loans, coupled with an increase of $97.7 million and $158.2 million in the Company’s investment portfolio and money market instruments, respectively.

•	Total liabilities at June 30, 2006 were $15.44 billion compared to $14.09 billion at June 30, 2005, an increase of $1.35 billion or 9.55%. The increase in total liabilities was primarily driven by an increase of $1.31 billion in deposits, mainly brokered deposits, coupled with an increase of $24.6 million in federal funds purchased and repurchase agreements, offset in part by a decrease of $15.0 million in advances from FHLB.

•	Total stockholders’ equity at June 30, 2006 was $1.17 billion compared to $1.16 billion at June 30, 2005, an increase of $7.7 million. The increase in total stockholders’ equity was primarily driven by net income generated during the preceding four quarters offset in part by dividends declared on the Company’s common and preferred shares.

THIRD QUARTER ENDED SEPTEMBER 30, 2006 VERSUS THIRD QUARTER ENDED SEPTEMBER 30, 2005
     Net loss for the quarter ended September 30, 2006 amounted to $58,000, compared to net income of $35.1 million for the same period in 2005. Westernbank’s financial performance was principally impacted by (1) higher provision for loan losses due to a specific reserve for an impaired relationship taken during the third quarter of 2006, (2) higher noninterest income mainly due to a positive variance of $6.9 million in net gain (loss) on derivative instruments, as a result of the mark to market of such positions, (3) higher provision for income taxes due to higher transitory statutory tax rates and higher taxable income, (4) higher noninterest expenses due to increases in professional fees and salaries and employees’ benefits, and (5) lower net interest income as a result of a decrease in the Company’s net yield on interest-earning assets.
     The highlights and key drivers of the Company’s financial results for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 included the following:
•	Net loss for the quarter ended September 30, 2006 amounted to $58,000 compared to net income of $35.1 million for the quarter ended September 30, 2005. After the payment of preferred stock dividends, net loss attributable to common stockholders was of $9.3 million for the quarter ended September 30, 2006 compared to net income attributable to common stockholders of $25.9 million for the same period in 2005.

•	Diluted loss per share for the quarter ended September 30, 2006 was $2.82 compared to diluted earnings per share of $7.64 for the quarter ended September 30, 2005.

•	Net interest income for the quarter ended September 30, 2006 was $76.3 million compared to $78.8 million for the same period in 2005, a decrease of $2.5 million or 3.10%. The decrease in net interest income for the third quarter of 2006, compared to the same period in 2005, was principally due to a significant decrease in the net yield on interest-earning assets, offset in part by an increase in the Company’s average interest-earning assets. The decrease in net yield on interest-earning assets during 2006 was mainly driven by the effects of increases in short-term rates coupled with the mismatch between the re-pricing profile of the Company’s assets and liabilities. For 2005 and 2006, the Company was liability sensitive since the Company’s liabilities re-priced earlier than its assets. As a result, in periods of rising short-term rates, the Company’s average rate paid on its interest-bearing liabilities increases in higher proportion than the increase in the average yield earned on its interest-earning assets. The increase in average interest-earning assets was primarily driven by a rise in the Company’s average loan portfolio, particularly in the Commercial and C&I loan portfolios coupled with increases in the Company’s investment portfolio.

•	The provision for loan losses for the quarter ended September 30, 2006 was $37.8 million as compared to $6.0 million for the third quarter of 2005, an increase of $31.8 million. The increase in the provision for loan losses for 2006 is mainly attributable to a specific reserve for an impaired relationship taken during the third quarter of 2006. During the third quarter of 2006, the Company’s provision for loan losses increased due to an impairment of $17.1 million on a specific relationship in the Company’s asset-based loan portfolio.

•	Total noninterest income increased $8.1 million for the three month period ended September 30, 2006, when compared to the same period in 2005. This increase was mainly due to a positive variance of $6.9 million in net gain (loss) on derivative instruments, as a result of the mark to market of such positions. On January 3, 2006, the Company re-designated most of its interest rate swaps relating to its brokered certificates of deposit (“brokered CDs”) utilizing the “long-haul” method of SFAS No. 133. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the brokered CDs) and the interest rate swaps are recorded through earnings. Service fees and other fees and commissions for the third quarter of 2006 increased by $1.0 million, when compared to $8.4 million for the same period in 2005. Such increase was mainly due to higher activity associated with other fees resulting from the Company’s overall growing volume of business and other fees generated by the Company’s asset-based lending operation.

•	Total noninterest expenses increased $2.9 million or 10.35% for the three-month period ended September 30, 2006 when compared to the same period in 2005. The increase in total noninterest expenses was principally due to increases in professional fees and salaries and employees’ benefits. For the third quarter of 2006, professional fees increased by $1.0 million primarily due to consulting fees related to certain regulatory matters and the Company review of its operation. Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $695,000 or 5.86% for the third quarter of year 2006 compared to the same period in 2005. Such increase is attributed to the increases in personnel, normal salary increases and related employee benefits, principally attributed to the Company’s continued expansion in the

San Juan Metropolitan area. At September 30, 2006, the Company had 1,365 full-time employees, including its executive officers, an increase of 99 employees or 7.82% since September 30, 2005.

•	The provision for income taxes for the quarter ended September 30, 2006 was $18.3 million compared to $12.2 million for the same period in 2005, an increase of $6.1 million or 49.76%. The increase in the provision for income taxes in 2006 was primarily due to an increase in the current provision for income taxes offset in part by an increase in deferred tax benefits. The increase in the current provision for income taxes is attributed to the enactment for 2006 of a transitory increase in the statutory income tax rate for companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank, and by an increase in the Company’s taxable income derived from increases in the Company’s loan portfolio. The increase in deferred tax benefit for 2006 is mainly attributable to temporary differences related to the allowance for loan losses.

•	Total assets at September 30, 2006 were $16.76 billion compared to $15.71 billion at September 30, 2005, an increase of $1.05 billion or 6.68%. The increase in total assets was primarily driven by an increase of $979.0 million in the Company’s loan portfolio due to the Company’s growth strategy, coupled with an increase of $44.9 million in the Company’s investment portfolio. The increase in the Company’s investment portfolio is mainly due to the Company’s strategy of growing its tax exempt interest income. Such increases were offset in part by a decrease of $41.2 million in money market investments.

•	Total liabilities at September 30, 2006 were $15.61 billion compared to $14.53 billion at September 30, 2005, an increase of $1.08 billion or 7.41%. The increase in total liabilities was primarily driven by an increase of $1.11 billion in deposits, mainly brokered deposits, offset in part by a decrease of $35.0 million in advances from FHLB.

•	Total stockholders’ equity at September 30, 2006 was $1.15 billion compared to $1.18 billion at September 30, 2005, a decrease of $26.9 million or 2.28%. The decrease in total stockholders’ equity was primarily driven by dividends declared on the Company’s common and preferred shares offset in part by net income generated during the preceding four quarters.
FOURTH QUARTER ENDED DECEMBER 31, 2006 VERSUS FOURTH QUARTER ENDED DECEMBER 31, 2005
     Net income for the quarter ended December 31, 2006 amounted to $10.9 million, compared to a net loss of $9.4 million for the same period in 2005. Westernbank’s financial performance was principally impacted by (1) lower provision for loan losses mainly due to a specific reserve for an impaired relationship taken during the fourth quarter of 2005, (2) negative variances in the provision for income taxes mainly due to negative variances in deferred tax benefits, (3) higher net interest income mainly as a result of an increase in the Company’s average earning assets offset in part by a decrease in the Company’s net yield on interest-earning assets, (4) higher noninterest expenses due to increases in professional fees and salaries and employees’ benefits, and (5) higher noninterest income mainly due to a positive variance of $3.8 million in net gain (loss) on derivative instruments, as a result of the mark to market of such positions.
     The highlights and key drivers of the Company’s financial results for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 included the following:
•	Net income for the quarter ended December 31, 2006 was $10.9 million compared to a net loss of $9.4 million for the quarter ended December 30, 2005. After the payment of preferred stock dividends, net income attributable to common stockholders was $1.7 million for the quarter ended December 31, 2006 compared to a net loss of $18.7 million for the same period in 2005.

•	Diluted earnings per share for the quarter ended December 31, 2006 was $0.50 compared to diluted loss per share of $5.68 for the quarter ended December 31, 2005.

•	Net interest income for the quarter ended December 31, 2006 was $82.2 million compared to $73.2 million for the same period in 2005, an increase of $8.9 million or 12.22%. The increase in net interest income for the fourth quarter of 2006, compared to the same period in 2005, was principally due to an increase in the Company’s average interest earning assets offset in part by a decrease in the net yield on interest-earning assets. The decrease in net yield on interest-earning assets during 2006 was mainly the result of a flat-to- inverted yield curve and the fact that the upward repricing of the Company’s interest-earning assets continued to lag behind the increase in the cost of funds of the Company’s interest-bearing liabilities. The increase in average interest-earning assets was primarily driven by a rise in the Company’s average loan portfolio, particularly in the Commercial and C&I loan portfolios.

•	The provision for loan losses for the quarter ended December 31, 2006 was $27.7 million as compared to $63.0 million for the fourth quarter of 2005, a decrease of $35.3 million. The decrease in the provision for loan losses for 2006 is mainly attributable to a specific reserve for an impaired relationship taken during the fourth quarter of 2005. During the fourth quarter of 2005, the Company’s provision for loan losses increased mainly due to an impairment of $30.8 million on a specific relationship in the Company’s asset-based loan portfolio.

•	Total noninterest income for the quarter ended December 31, 2006 was $10.1 million compared to $6.8 million for the quarter ended December 30, 2005, an increase of $3.3 million or 48.19%. The increase in noninterest income is mainly the result of a positive variance of $3.8 million in net gain (loss) on derivative instruments, as a result of the mark to market of such positions. On January 3, 2006, the Company re-designated most of its interest rate swaps relating to its brokered certificates of deposit (“brokered CDs”) utilizing the “long-haul” method of SFAS No. 133. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the brokered CDs) and the interest rate swaps are recorded through earnings. Service fees and other fees and commissions for the third quarter of 2006 increased by $0.2 million, when compared to $10.0 million for the same period in 2005. Such increase was mainly due to higher activity associated with other fees resulting from the Company’s overall growing volume of business and other fees generated by the Company’s asset-based lending operation.

•	Total noninterest expenses for the quarter ended December 31, 2006 was $34.0 million, an increase of $5.2 million or 18.01% when compared to total noninterest expenses of $28.9 million for the quarter ended December 31, 2005. The increase in total noninterest expenses for the fourth quarter of 2006 was mainly due to: (1) an increase of $2.2 million in salaries and employees’ benefits related to the Company’s expansion in all of its business areas, (2) an increase of $2.0 million in professional fees primarily due to consulting fees related to certain regulatory matters and the Company review of its operation, (3) an increase of $556,000 in equipment expenses mainly due to the continued growth of the Company’s branch network, and (4) an increase of $557,000 in municipal taxes due to higher gross revenues earned.

•	The provision for income taxes for the quarter ended December 31, 2006 was an expense of $19.6 million as compared to a benefit of $2.4 million for the same period in 2005. The negative variance in the provision for income taxes in 2006 was primarily due to variance in deferred tax benefits coupled with an increase in the Company’s current provision for income taxes. The deferred tax provision for the fourth quarter of 2006 amounted to an expense of $1.2 million compared to a benefit of $15.4 million for the same period in 2005. The variances in deferred tax benefits for 2006 is mainly attributable to temporary differences related to the allowance for loan losses, specifically due to the increase in the allowance for loan losses during the fourth quarter of 2005 due a specific relationship in the Company’s asset based loan portfolio. The increase in the current provision for income taxes was mainly due to higher taxable income coupled with the transitory income taxes enacted by the government of Puerto Rico for the year 2006.

•	Total assets at December 31, 2006 were $17.07 billion compared to $16.11 billion at December 31, 2005, an increase of $961.9 million or 5.97%. The increase in total assets was primarily driven by an increase of $789.0 million in the Company’s loan portfolio due to the Company’s growth strategy coupled with an increase of $168.0 million in money market instruments, offset in part by a decrease of $51.1 million in the Company’s investment portfolio.

•	Total liabilities at December 31, 2006 were $15.93 billion compared to $14.96 billion at December 31, 2005, an increase of $968.4 million or 6.47%. The increase in total liabilities was primarily driven by an increase of $961.5 million in deposits, mainly brokered deposits, coupled with an increase of $60.5 million in federal funds purchased and repurchased agreements. Such increases were offset in part by a decrease of $45.0 million in advances from FHLB.

•	Total stockholders’ equity at December 31, 2006 was $1.147 billion compared to $1.154 billion at December 31, 2005, a decrease of $6.5 million. The decrease in total stockholders’ equity for 2006 was primarily driven by dividends declared on the Company’s common and preferred shares offset in part by net income generated during the year.

RISK MANAGEMENT
General
     Effective management of risk is an integral part of the Company’s business and critical to the Company’s safety and soundness. Risks are inherent in virtually all aspects of the Company’s business activities and operations. Consequently, an effective risk management program is fundamental to the success of the Company. Risk management is an ongoing process and a state of mind that is present at all levels throughout the Company. The Company’s risk management process involves all employees, management, senior management and the Company’s Board of Directors in order to be effective and strengthen the Company’s ability to identify, measure, monitor and control risk.
     The Company has established a risk management program to monitor, evaluate and manage principal risks assumed in conducting its activities. The Company’s business is exposed to the following seven categories of risks: (1) credit risk, (2) market & interest rate risk, (3) liquity risk, (4) operational risk, (5) legal risk, (6) reputational risk and (7) concentration risk.
Risks Definition
Credit Risk – arises from the potential that a borrower or counterparty will fail to perform an obligation.
Market Risk & Interest Rate Risk – is the risk to the Company’s condition resulting from adverse movements in market rates or prices, such as interest rates, foreign-exchange rates, or equity prices.
Liquidity Risk – is the potential that the Company will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding, or the potential that the Company cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions.
Operational Risk – arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses.
Legal Risk – arises from the potential that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively affect the operations or condition of the Company.
Reputational Risk – is the potential risk that negative publicity regarding the Company’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions.
Concentration Risk – is the potential risk to the Company of conducting its operations in a geographically concentrated area.
Audit Committee
     The Company’s audit committee is appointed by the Board of Directors to assist the Board of Directors in its oversight of the risk management processes related to compliance, operations, internal audit function, external financial reporting and internal control over financial reporting process. In performing this function, the Audit Committee is assisted by the Company’s Senior Management.
Risk Management Program
     The Company’s risk management program, which is approved by its Board of Directors, is designed to balance a strong Company oversight with well-defined independent risk management functions within each business unit. The main objective of the Company’s risk management program is to ensure that all employees, management and senior management and processes are organized in a way that promotes a cross-functional approach to risk management and that controls are in place to better manage the Company’s risks and comply with legal and regulatory requirements. As a result, the Company’s risk management program has always been an ongoing process and a state of mind that is present at all levels within the Company.
     The Company’s senior managers of each business unit are responsible and accountable for identifying, measuring and managing key risks within their business units consistent with the Company’s policies. The Company’s Risk Management Committee is responsible for supporting the Company’s Chief Risk Officer in measuring and managing the Company’s aggregate risk profile. The Chief Risk Officer is responsible for establishing the Company’s overall risk management structure and providing an independent evaluation and oversight of the Company’s risk management activities. The Company’s Risk Management Committee executes management’s oversight role regarding risk management. This committee has been designed to ensure that the appropriate authorities, resources, responsibilities and reporting are in place to support an effective risk management program. The Company’s Risk Management Committee consists of various senior executive officers of the Company, including its Chief Executive Officer and Chief Financial Officer. The Company’s Risk Management Committee is responsible for ensuring that the Company’s overall risk profile is consistent with the Company’s objectives and risk tolerance levels.
     The Company’s Internal Audit group provides an objective and independent assessment of the design and execution of the Company’s internal control system, including management systems, risk management, policies and procedures, among other.
     As part of the Company’s risk management program, the Company has various risk management related committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:
•	Asset & Liability Committee – oversees interest rate and market risk, liquidity management and other related matters.

•	Steering Committee – is responsible for the oversight of and counsel on matters related to information technology including the development of information management policies and procedures throughout the Company.

•	Compliance and Risk Management Committee – is responsible for the oversight of federal and local regulatory compliance.

•	Delinquency Committee – is responsible for the periodic reviews of (1) past due loans, (2) overdrafts, (3) non-accrual loans and (4) adversely classified loans.
Executive Officers
     The following officers play a key role in the Company’s risk management process:
•	Chief Executive Officer (the “CEO”) – in combination with the Company’s Chief Operating Officer is responsible for the overall risk management structure.

•	Chief Operating Officer – responsible for the day-to-day operations and in combination with the CEO is responsible for the overall risk management structure.

•	Chief Risk Officer – responsible for the oversight of the risk management organization as well as risk management program processes.

•	Chief Credit Risk Officer – manages the Company’s credit risk program.

•	Chief Financial Officer – in combination with the Company’s Treasurer, manages the Company’s interest, market and liquidity risks programs and in combination with the Chief Accounting Officer is responsible for the implementation of accounting policies and practices in accordance with accounting principles generally accepted in the Unites States of America and applicable regulatory requirements.

•	Chief Accounting Officer – responsible for the development and implementation of the Company’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with accounting principles generally accepted in the United States of America and applicable regulatory requirements.
Credit Risk Management
     The Company is subject to credit risk mainly with respect to its loan portfolio and off-balance sheet instruments, mainly loan commitments and derivatives. Loans represent amounts that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off and, therefore, the Company is at risk for the term of the loan.
     Commercial lending, including commercial real estate and asset-based lending, unsecured business lending and construction lending, generally carry a greater risk than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or from the cash flow generated by the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the

Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico.
     Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Company to credit risk and subject to the same review and approval process as for loans. Refer to the “-Liquidity Risk” section below for further details.
     The Company may use derivative instruments as part of its interest rate risk management strategy including interest rate swaps and indexed options. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The fair value of a derivative is based on the estimated amount the Company would receive or pay to terminate the derivative contract, taking into account the current interest rates and the creditworthiness of the counterparty. The fair value of the derivatives is reflected on the Company’s statements of financial condition as derivative assets and derivative liabilities.
     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings, Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase financing agreements and derivative transactions. Westernbank anticipates recognizing in 2008 a loss of $484,600, which represents the value of Westernbank’s collateral held by Lehman Brothers Special Financing (“LBSF”) that exceeds the net amount due to such entity in connection with the derivative transactions. Additionally, Westernbank anticipates recognizing the unrealized loss on the value of the securities subject to the repurchase transactions, which would result in a charge of $3.3 million. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which Westernbank’s collateral with Lehman Brothers Inc. (“LBI”) exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claim forms with the trustee in LBI’s Securities Investor Protection Act (“SIPA”) liquidation agreement proceeding and while the Company continues to gather and evaluate pertinent information as it becomes available, at this time the Company is unable to determine the probability of receiving partial or full payment of such amounts owed by the affiliates of LBHI, or able to reasonably estimate any loss thereon. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank's financial condition and results of operations, and could cause the Company’s and Westernbank's regulatory capital ratios to fall below the minimum to be categorized as well capitalized.
     The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers. For further details and information in the Company’s derivative credit risk exposure, refer to the “Market and Interest Rate Risk” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations Section” of this Annual Report on Form 10-K.
     The Company may also encounter risk of default in relation to its investment securities portfolio. Investments securities held by the Company are principally mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity or the full faith and credit of the U.S. government and are deemed to be of the highest credit quality.
     For further information on the Company’s credit exposure and related analysis and ratios refer to “Loans” and “ Non-performing loans and foreclosed real estate held for sale” sections in "Management’s Discussion and Analysis of Financial Condition and Results of Operations Section” of this Annual Report on Form 10-K.
Market Risk & Interest Rate Risk
     Market Risk & Interest Rate Risk is the risk to a company resulting from adverse movements in market rates or prices, such as interest rates, foreign-exchange rates, or equity prices. Management considers interest rate risk to be the Company’s primary market risk exposure. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. Consistency of the Company’s net interest income is largely dependent upon the effective management of interest rate risk. The Company does not utilize derivatives to mitigate its credit risk, relying instead on an extensive counterparty review process. For further information on the Company’s credit exposure and related analysis and ratios refer to “-Allowance for Loan Losses” above.
     Interest rate risk is addressed by the Company’s Asset & Liability Committee (“ALCO”), which includes the full Board of Directors (the “Board”) and certain senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income despite changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value and net interest income in the event of hypothetical changes in interest rates. The Company measures the impact of immediate, sustained and parallel 200 basis points increase or decrease (shock) in the yield curve on the net portfolio of equity value. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Company’s policies, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition.
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
     The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. As a general rule, long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold for cash soon after origination. In addition, the Company enters into certain derivative financial instruments to hedge various exposures or to modify interest rate characteristics of various statements of financial condition items. For instance, the Company enters into interest rate swaps to modify the interest rate characteristic of certain fixed-rate brokered certificates of deposit. This structured variable rate funding matches well with the Company strategy of having a large floating rate commercial loan portfolio. See “Note 19 — Derivative Instruments and Hedging Activities — Notes to Consolidated Financial Statements, included herein in Part II, Item 8.
     The tables below show the risk profile of the Company under 200-basis point parallel and instantaneous increases or decreases of interest rates, as of December 31, 2007 and 2006.
December 31, 2007:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
	(Dollars in thousands)
+200 Basis Points	$141,542	$21,587	18.00%
Base Scenario	119,955	—	—
-200 Basis Points	93,039	(26,916)	(22.44)%
December 31, 2006:

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
	(Dollars in thousands)
+200 Basis Points	$249,696	$(37,988)	(13.20)%
Base Scenario	287,684	—	—
-200 Basis Points	286,108	(1,576)	(0.55)%

(1)	The NII (net interest income) figures exclude the effect of the amortization of loan fees.
     The increase in net interest income risk from 2006 to 2007 was primarily due to a decrease in the expected average life of the Company’s interest-earning assets. Specifically, during 2007, interest rates decreased significantly when compared to 2006, causing the average maturity life of the Company’s interest-earning assets, particularly the Company’s mortgage-backed and agency securities portfolio, to decrease. The decrease in average life caused the Company to replace sooner interest-earning assets in a changing interest rate environment. As a result, the decrease in average life led to an increase in the sensitivity of net interest income due to changes in interest rates. The model utilized to create the information presented above makes various estimates at each level of interest rate change regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. Actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change. In addition, the limits stated above do not necessarily take into account changes which management would undertake to realign its portfolio.
     The Company is also exposed to basis risk, the risk of changing spreads between certain categories of indexed assets and liabilities. The primary risk faced by the Company is the risk that the spread between Prime loan rates and short-term funding rates (LIBOR) will narrow over time. Specifically, the Company’s loan portfolios are primarily tied to Prime rates while the Company’s funding is primarily tied to LIBOR, thus the Company’s net interest income declines in periods of narrowing spreads. During 2006 and 2007, the spread between Prime rates and LIBOR remained constant. However, during 2008, due to the financial crisis affecting the banking system and financial markets, the spread between Prime rates and LIBOR narrowed significantly causing the Company’s net interest income to decrease.
     The Company’s investment portfolio at December 31, 2007, had an average contractual maturity of 21 months. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2007, had a remaining average maturity of 3 months. During the first half of 2008, approximately $5.46 billion of U.S. Government agency notes with an average yield of 3.97% were called. The Company reinvested part of the proceeds in U.S. Government agency notes, mortgage-backed securities, and collateralized mortgage obligations amounting to approximately $3.30 billion at an average yield of 4.12% during the first half of 2008. As of September 30, 2008, the Company still has in its investment portfolio approximately $1.06 billion in U.S. Government agency notes with embedded call options. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments might affect net interest income in the future. These risks are directly linked to future period market interest rate fluctuations.
Liquidity Risk
     Liquidity risk is the risk that the Company will be unable to meet its obligations as they become due because of an inability to liquidate assets or obtain adequate funding, or the potential that the Company cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions. The Company’s need for liquidity is affected by loan demand, net changes in deposit levels and scheduled maturities of its borrowings. Liquidity demand caused by net reductions in deposits is usually caused by factors over which the Company has limited control. The Company monitors its liquidity in accordance with guidelines established by the ALCO and applicable regulatory requirements. The Company’s liquidity metrics are reviewed monthly by the ALCO and are based on the Company’s commitment to make loans and investments and its ability to generate funds. The Committee’s targets are also affected by yields on available investments and upon the Committee’s judgment as to the attractiveness of such yields and its expectations as to future yields.
     The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At December 31, 2007, the Company had approximately $3.05 billion in investment securities and other short-term securities, such as money market instruments, maturing or expected to be called within one year or available for sale.
     As of December 31, 2007, Westernbank had uncommitted line of credit agreements with four financial institutions permitting Westernbank to borrow a maximum aggregate amount of $225.0 million. There were no borrowings outstanding as of December 31, 2007, under such lines of credit. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Fed Funds rate. During 2008, these line of credit relationships were discontinued.
     Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances and borrowings from the FHLB of New York and other short and long-term borrowings, such as federal funds purchased and repurchase agreements. Other borrowings limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the broker deposits market as a source of cost effective source of fund in addition to local market deposit inflows. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the FHLB as a funding source, issuing notes payable, such as advances, and other borrowings, such as repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires Westernbank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. As of December 31, 2007, the Company has outstanding $102.0 million of advances from the FHLB. During 2008, the Company reviewed its real estate residential and commercial collateral to increase its ability to borrow from the FHLB. At December 31, 2008, the Company’s borrowing capacity with the FHLB increased to $510.0 million from $39.0 million at December 31, 2007.
     The Company utilizes the broker deposits market as a source of cost effective deposit funding in addition to local market deposit inflows. These deposits represent a large portion of the Company’s funding since these deposits provide the flexibility of selecting short, medium and long term maturities to better match the Company’s asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered to be a less stable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as Westernbank, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the attractive returns and issuer diversification.
     Due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposit instability. The availability of additional brokered deposits depends on a variety of factors including market conditions and the Company’s and Westernbank’s overall financial condition. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. If Westernbank is not able to renew or roll over existing brokered deposits on satisfactory terms, the Company liquidity will be adversely impacted. During the year ended December 31, 2008, Westernbank returned to “well-capitalized” status and has remained well-capitalized at December 31, 2008.
     At December 31, 2007, Westernbank had total deposits of $10.50 billion, of which $825.4 million or 7.86% consisted of savings deposits, $341.4 million or 3.25% consisted of interest bearing demand deposits, $317.8 million or 3.03% consisted of noninterest bearing deposits, and $9.01 billion or 85.86% consisted of time deposits and related accrued interest. Time deposits include brokered deposits amounting to $7.63 billion as of December 31, 2007. These accounts have historically been a stable source of funds.
     At December 31, 2007, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$294,405
over 3 months through 6 months	95,248
over 6 months through 12 months	76,358
over 12 months	59,666

Total	$525,677

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS — Payments due, excluding interest, due by period for the Company’s contractual obligations (other than deposit liabilities) at December 31, 2007 are presented below:

		Due after one	Due after three
	Due within one	year through	years through	Due after five
	year	three years	five years	years	Total
	(In thousands)
Short-term borrowings	$1,524,075	$—	$—	$—	$1,524,075
Long-term borrowings	1,224,420	2,877,965	224,500	433,198	4,760,083
Operating lease obligations	2,193	3,222	2,111	2,620	10,146

Total contractual obligations	$2,750,688	$2,881,187	$226,611	$435,818	$6,294,304

     At December 31, 2007, the Company’s consolidated statement of financial condition includes a liability of $44.0 million for income taxes related to unrecognized tax benefits. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations and Other Commitments table. During the first quarter of 2008, the Company settled most of its income taxes related to unrecognized tax benefits for $8.6 million. The resulting income tax benefit will be recognized as a credit to the income tax provision in the first quarter of 2008. For further detail on the a liability for income taxes related to unrecognized tax benefits, refer to Note 11 to notes to the consolidated financial statements, included herein in Part II, Item 8.

     Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At December 31, 2007, the Company had $4.84 billion in time deposits that mature within twelve months.
     The maturity distribution of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2007, is presented below:

	Less than one
	year	2-5 years	Total
	(In thousands)
Unused lines of credit	$175,265	$190,618	$365,883
Standby letters of credit	38,385	—	38,385
Commercial letters of credit	6,047	—	6,047
Commitments to extend credit	99,160	528,891	628,051

Total	$318,857	$719,509	$1,038,366

     Due to the nature of the Company’s unfunded commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent the amounts the Company anticipates funding in the periods presented above.
     The Company’s liquidity plan contemplates alternative sources of funding that could provide significant amounts of funding at reasonable cost. The alternative sources of liquidity include the sale of assets; including commercial loan participations and residential mortgage loans, and the Federal Reserve Borrowing in Custody Program, among others.
Operational Risk
     The Company faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, security risks, and legal risk, the potential for operational losses has increased. In order to mitigate and control operational risk, the Company has developed, and continues to enhance, specific internal controls, policies and procedures that are designated to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these mechanisms is to provide reasonable assurance that the Company’s business operations are functioning within the policies and limits established by management and the Board.
      In connection with the preparation and filing of this Form 10-K, the Company, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 as a result of the material weaknesses in internal control over financial reporting. Please refer to Item 9A. CONTROL AND PROCEDURES included herein in Part II.
     The Company classifies operational risk into five major areas: Inadequate Information Systems Risk, Operational Problems, Breaches in Internal Controls & Fraud, Unforeseen Catastrophes and New Line of Business. The Company has specialized business areas, such as the Information Security, Legal Department, Accounting Department, Internal Audit Function, Compliance Department, Information Technology and Operations, to assist the different lines of business in the development and implementation of specific risk management practices. In addition, management identifies, measures, monitors and controls operational risk through periodic reviews of procedures, internal controls, fraud risk assessment process, data processing systems, contingency plans, and other operating practices. This review helps reduce the likelihood of errors and breakdown in controls, improve the control of risk and the effectiveness of the systems, and prevent unsound business practices.
Legal Risk
     Legal risk arises from the potential that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively affect the operations or condition of an organization. The Company’s management is responsible for minimizing the risks inherent in executing financial contracts and possible lawsuits. As a result, the Company has established specific communication guidelines, an in-house legal function and outside legal counselors. In general, these procedures are designed to ensure the enforceability of the Company’s contracts and to avoid adverse judgments and lawsuits. For purposes of addressing the Company’s Legal Risk at all levels, the Company has segregated Legal Risk in three major areas: (1) Unenforceable Contracts, (2) Lawsuits (3) Adverse Judgments. The Company has established comprehensive internal control policies and procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. In addition, the Company has specialized business areas, such as the Internal Legal Department, Accounting Department, Internal Audit Function and Compliance Department, that assist different lines of business in the development and implementation of specific risk management practices.

Reputational Risk
     Reputational risk is the potential that negative publicity regarding the Company’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions. Management has established and continues to enhance its internal control policies and procedures to assess, monitor and manage its reputational risk. The most significant responsibilities fall within the Company’s Senior Executive Officers, the Compliance department, the Internal Audit department and the Comptroller’s department.
Concentration Risk
     The Company conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. Substantially all of the properties and other collateral securing our real estate, commercial and consumer loans are also located in Puerto Rico. Consequently, the Company financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. The Puerto Rico economy is in the midst of a prolonged economic recession since the second quarter of 2006. The ongoing economic environment and uncertainties in Puerto Rico may continue to have an adverse effect on the quality of our loan portfolios and may result in a rise in delinquency rates and charge offs, until the economic condition in Puerto Rico improves. These concerns may also impact growth in interest and non interest income. Although management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of probable loan losses or that will not have to increase its provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond its control. Any such increases in our provision for loan losses could have a material adverse impact on our future financial condition and results of operations. Also, a potential reduction in consumer spending may impact growth in other interest and non-interest revenue sources.
     Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $796.9 million in one mortgage originator group in Puerto Rico at December 31, 2007. In addition, Westernbank has outstanding $40.1 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $837.0 million at December 31, 2007. These commercial loans are secured by 10,545 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $79,400. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its portfolio until these are paid in full.
     In addition, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $375.0 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limitation thus constituting a violation of the provisions of Section 17 of the Puerto Rico Banking Law. On May 20, 2008, the Puerto Rico Commissioner imposed a $50,000 penalty and ordered the Board of Directors of Westernbank to take immediate appropriate actions to resolve the issue. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, such efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. There can be no assurance that the Commissioner will not take further actions on this issue.
Impact of Inflation and Changing Prices
     The financial statements and related data presented herein have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
     Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a greater impact on a financial institution’s performance than the effects of general levels of inflation. Interest rate movements are not necessarily correlated with changes in the prices of goods and services.
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
     The Company maintains an allowance to absorb probable loan losses inherent in the portfolio. The allowance is maintained at a level the Company considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on the Company’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses.
     Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change.
     The allowance consists of two components: the specific allowance and the general allowance. The Company follows a systematic methodology in determining the appropriate level of these two allowance components.
     Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review and thus subject to specific allowance allocations. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Company. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or the fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.
     General allowances based on loss rates are applied to commercial and construction loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are generally derived from two year average loss trends (historical net charge-off and changes in specific allowances) by loan category adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in loans growth; trends in the impaired and delinquent loans; risk management and loan administration; changes in concentration of loans to one obligor; changes in the internal lending policies and credit standards; and examination results from bank examiners and the Company’s internal credit examiners. During 2007, the Company segregated the commercial and construction loan portfolios for purposes of determining loss rates into additional loan categories based on collateral type.
     Homogeneous loans, such as consumer installments, residential mortgage loans, and credit cards are not individually risk graded. General allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are generally based on the higher of current year or the average of the last two to three year loss trends (historical net charge-off and changes in specific allowances) from two to three years by loan category, adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in the delinquent loans; risk management; collection practices; and changes in the internal lending policies and credit standards.
•	Other-than-temporary impairments — The Company reviews its investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of income is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary.
     Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of operations.
     The equity securities and corporate notes impairment analyses are performed based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systematic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. If management believes that there is a low probability of achieving book value in a reasonable time frame, then an impairment is recorded by writing down the security to fair value.
•	Financial instruments — Certain financial instruments including derivatives, investment securities available for sale and mortgage loans held for sale are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income (loss) or noninterest income as appropriate.
     Fair values for investment securities — available for sale, residential mortgage loans held for sale and derivative assets and derivative liabilities are derived as follows:

• Investment Securities — Available for sale — The fair value of investment securities available for sale are obtained from quotations received from pricing service firms and/or securities dealers. If a quoted market is not available, fair value is estimated using quoted market prices for similar securities.

• Residential Mortgage Loans Held for Sale — Fair value is based on the contract price at which the mortgage loans are expected to be sold.

• Derivative Assets and Derivative Liabilities — The fair values of option contracts are obtained from non-binding dealer quotes. In the case of interest rate swaps, the fair values are obtained using an independent valuation model and periodically compared to dealer quotes. The fair values produced by this proprietary valuation model are in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.
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

• Income taxes — The Company is required to compute income taxes in connection with its preparation of the consolidated financial statements. This computation involves estimates and assumptions made by the Company’s management based on its interpretation of current and enacted tax laws and regulations that affect the reported amounts of current and deferred income tax provisions. The carrying value of the Company’s net deferred tax asset assumes that the Company will be able to generate sufficient taxable income in the future to realize most of the tax benefit. If expectations about future taxable income are not materialized, the Company may be required to record a valuation allowance to reduce the recorded amount of its deferred tax asset resulting in an increase of income tax expense in the consolidated statements of operations.
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

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED
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
FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have any effect on the Company’s consolidated financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 at January 1, 2006 did not have any effect on the Company’s consolidated financial position or results of operations.
     In June 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable. The FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity (or temporary equity under SEC Accounting Series Release No. 268, Redeemable Preferred Stocks). The FSP indicates that these instruments are liabilities (even if the obligation is conditional) because they embody obligations to repurchase the issuer’s shares and may require a transfer of assets. Options or similar instruments originally issued as employee compensation, which are no longer dependent on employment, are not within the scope of the final FSP. This FSP was effective for the first reporting period beginning after June 30, 2005. The adoption of FSP No. FAS 150-5 did not have any effect on the Company’s consolidated financial position or results of operations.
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
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 was effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 at January 1, 2007 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the new guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN No. 48 also revises disclosure requirements to include, among other disclosures, an annual tabular rollforward of unrecognized tax benefits. The Company adopted FIN No. 48 on January 1, 2007 and recorded a cumulative effect adjustment of $10.6 million that was charged to retained earnings to increase the liability for uncertain income tax positions and the deferred income tax asset by $12.5 million and $1.9 million, respectively. See Note 11 to the consolidated financial statements for FIN No. 48 adoption disclosures, included herein in Part II, Item 8.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s statement of financial condition would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB was effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB No. 108 within the current year opening balance in retained earnings. The adoption of this SAB at January 1, 2007 did not have any impact on the Company’s consolidated financial position or results of operations.
ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of  SFAS No. 157 is not expected to have any effect on the Company’s consolidated financial position or results of operations at January 1, 2008, however it will have a significant impact on fair value disclosures. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP No. FAS 157-3 is not expected to have any effect on the Company’s consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115. This Statement permits an entity to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Eligible items that are measured at fair value must be displayed on the face of the balance sheet. The Company will adopt SFAS No. 159 on January 1, 2008 and expects to record a cumulative effect adjustment of $5.3 million that will be credited to retained earnings to decrease the deposits, the other assets and the deferred income tax asset by $12.9 million, $4.2 million and $3.4 million, respectively.
     In April 2007, the FASB issued Staff Position FSP FIN 39-1, Amendment of FASB Interpretation No. 39, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, FSP FIN 39-1 permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN 39-1 at January 1, 2008 will not have any effect on the Company’s consolidated financial position or results of operations.
     In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. This SAB supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Additionally, this SAB expands the SAB No. 105 view that internally-developed intangible assets should not be recorded as part of the fair value for any written loan commitments that are accounted for at fair value through earnings. This SAB is effective for fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination.
SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. SFAS No. 141(R) requires the acquirer to generally recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The adoption of SFAS No. 141(R) is not expected to have any effect on the Company’s consolidated financial position or result of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51. This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS No. 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (b) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have any effect on the Company’s consolidated financial position or result of operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No.162 provides the GAAP hierarchy to the entities instead of the auditor as provided by SAS No. 69 because the entities (not their auditors) are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Any effect of applying the provisions of SFAS No. 162 should be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to impact the Company’s current accounting policies or the Company’s financial position or result of operations.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The adoption of FSP No. EITF 03-6-1 is not expected to have any effect on the Company’s consolidated financial position or results of operations.
     OFF-BALANCE SHEET ARRANGEMENTS
     As of December 31, 2007, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

MANAGEMENT CERTIFICATIONS
     Because the Company’s common stock is listed on the NYSE, the Company’s Chief Executive Officer is required to make, and he has made an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. The Company’s Chief Executive Officer made his annual certification to that effect to the NYSE as of
December 23, 2008.
     On March 16, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes–Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s Form 10-K for the year ended December 31, 2007.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required herein is incorporated by reference to the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk & Interest Rate Risk” in this Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
W Holding Company, Inc.
Mayaguez, Puerto Rico
We have audited the accompanying consolidated statements of financial condition of W Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of W Holding Company, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standards No. 109 as of January 1, 2007.
As discussed in Note 25, the accompanying 2006 and 2005 consolidated financial statements have been restated.
As discussed in Note 26, the Company’s banking subsidiary has reached an agreement with, and has received directives from, the banking regulatory authorities. The Company expects further regulatory actions which could prescribe additional requirements and restrictions on the banking subsidiary.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
/s/ DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
March 13, 2009
Stamp No. 2385138
affixed to original.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AS OF DECEMBER 31, 2007 AND 2006

		(As Restated -
		See Note 25)
	2007	2006
ASSETS

Cash and due from banks	$153,473	$105,027
Money market instruments:
Federal funds sold and resell agreements	886,700	950,573
Interest-bearing deposits in banks	56,287	21,060
Investment securities available for sale, at fair value with an amortized cost of $484,066 in 2007 and $20,186 in 2006	479,001	20,541
Investment securities held to maturity, at amortized cost with a fair value of $6,532,930 in 2007 and $6,794,259 in 2006	6,598,197	7,007,579
Federal Home Loan Bank stock, at cost	49,453	37,982
Residential mortgage loans held for sale, at lower of cost or fair value	6,500	11,379
Loans, net of allowance for loan losses of $338,720 in 2007 and $202,180 in 2006	9,209,911	8,554,177
Accrued interest receivable	105,377	120,311
Foreclosed real estate held for sale, net of valuation allowance of $1,022 in 2007 and $449 in 2006	10,971	5,917
Premises and equipment, net	129,591	124,648
Deferred income taxes, net	134,177	58,689
Other assets	107,073	56,261

TOTAL	$17,926,711	$17,074,144

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$317,753	$373,634
Interest-bearing and related accrued interest payable	10,178,748	8,963,429

Total deposits	10,496,501	9,337,063
Federal funds purchased and repurchase agreements	6,146,693	6,320,481
Advances from Federal Home Loan Bank	102,000	127,000
Mortgage note payable	35,465	35,968
Advances from borrowers for taxes and insurance	11,539	9,862
Accrued expenses and other liabilities	138,277	96,427

Total liabilities	16,930,475	15,926,801

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference - $530,838 in 2007 and 2006); authorized 50,000,000 shares; issued and outstanding 18,156,709 shares in 2007 and 2006	18,157	18,157
Common stock — $1.00 par value per share; authorized 500,000,000 shares; issued and outstanding 3,298,138 shares in 2007 and 3,289,734 shares in 2006	3,298	3,290
Paid-in capital	870,128	868,680
Retained earnings:
Reserve fund	78,389	78,389
Undivided profits	31,383	178,543
Accumulated other comprehensive (loss) income, net of income tax	(5,119)	284

Total stockholders’ equity	996,236	1,147,343

TOTAL	$17,926,711	$17,074,144

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

		(As Restated -	(As Restated -
		See Note 25)	See Note 25)
	2007	2006	2005
INTEREST INCOME:
Loans, including loan fees	$723,765	$661,095	$476,918
Investment securities	260,300	261,971	247,533
Mortgage-backed securities	45,287	28,445	32,315
Money market instruments	40,833	38,235	36,433
Trading securities	4	44	6

Total interest income	1,070,189	989,790	793,205

INTEREST EXPENSE:
Deposits	463,298	366,063	241,268
Federal funds purchased and repurchase agreements	315,030	307,463	234,791
Advances from Federal Home Loan Bank	5,691	7,893	7,688
Borrowings under line of credit	1,107	—	—

Total interest expense	785,126	681,419	483,747

NET INTEREST INCOME	285,063	308,371	309,458
PROVISION FOR LOAN LOSSES	277,562	90,880	80,006

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,501	217,491	229,452

NONINTEREST INCOME:
Service and other charges on loans	12,687	12,527	11,577
Service charges on deposit accounts	12,397	9,976	8,636
Other fees and commissions	20,313	15,104	13,182
Net gain on derivative instruments	1,308	632	1,878
Net gain (loss) on sales and valuation of loans held for sale, securities, and other assets	1,093	(1,141)	547

Total noninterest income	47,798	37,098	35,820

NONINTEREST EXPENSES:
Salaries and employees’ benefits	60,436	54,378	46,653
Equipment expenses	13,244	11,610	9,554
Deposits insurance premium and supervisory examination	10,398	3,770	3,370
Occupancy	9,383	8,482	7,640
Advertising	8,641	9,140	9,160
Printing, postage, stationery and supplies	3,860	3,654	3,128
Telephone	2,068	2,275	1,853
Net loss (gain) from operations of foreclosed real estate held for sale	182	(270)	(402)
Municipal taxes	8,775	6,218	4,708
Professional fees	17,884	3,819	1,680
Other	28,538	21,442	20,886

Total noninterest expenses	163,409	124,518	108,230

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES	(108,110)	130,071	157,042
PROVISION (CREDIT) FOR INCOME TAXES	(39,772)	70,492	33,547

NET INCOME (LOSS)	(68,338)	59,579	123,495
LESS DIVIDENDS TO PREFERRED STOCKHOLDERS	36,910	36,911	36,985

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(105,248)	$22,668	$86,510

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(31.92)	$6.89	$26.37

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(31.92)	$6.74	$25.61

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

		(As Restated -	(As Restated -
		See Note 25)	See Note 25)
	2007	2006	2005
CHANGES IN STOCKHOLDERS’ EQUITY:
Preferred stock:
Balance at beginning of year	$18,157	$18,160	$17,794
Issuance of preferred stock	—	—	401
Conversion of preferred stock	—	(3)	(35)

Balance at end of year	18,157	18,157	18,160

Common stock:
Balance at beginning of year	3,290	3,282	3,278
Issuance of common stock upon conversion of preferred stock	—	—	3
Issuance of common stock upon exercise of stock options	8	8	1

Balance at end of year	3,298	3,290	3,282

Paid-in capital:
Balance at beginning of year	868,680	866,938	847,134
Stock options exercised	1,241	1,064	159
Stock-based compensation expense	207	675	564
Issuance of common stock upon conversion of preferred stock	—	3	32
Issuance of preferred stock	—	—	19,049

Balance at end of year	870,128	868,680	866,938

Reserve fund:
Balance at beginning of year	78,389	72,484	60,260
Transfer from undivided profits	—	5,905	12,224

Balance at end of year	78,389	78,389	72,484

Undivided profits:
Balance at beginning of year	178,543
Cummulative impact of changes in accounting for uncertainties in income taxes (FIN No. 48 - See Note 1)	(10,585)

Balance at beginning of year — as adjusted	167,958	193,016	149,305
Net income (loss)	(68,338)	59,579	123,495
Cash dividends on common stock	(31,327)	(31,236)	(30,575)
Cash dividends on preferred stock	(36,910)	(36,911)	(36,985)
Transfer to reserve fund	—	(5,905)	(12,224)

Balance at end of year	31,383	178,543	193,016

Accumulated other comprehensive income (loss), net of income tax:
Balance at beginning of year	284	7	(212)
Other comprehensive income (loss)	(5,403)	277	219

Balance at end of year	(5,119)	284	7

TOTAL STOCKHOLDERS’ EQUITY	$996,236	$1,147,343	$1,153,887

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(68,338)	$59,579	$123,495

Other comprehensive income (loss):
Unrealized net gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period	(6,105)	(201)	222
Reclassification adjustment for losses (gains) included in net income (loss)	585	546	—

	(5,520)	345	222

Income tax effect	117	(68)	(3)

Other comprehensive income (loss)	(5,403)	277	219

TOTAL COMPREHENSIVE INCOME (LOSS)	$(73,741)	$59,856	$123,714

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

		(As Restated -	(As Restated -
		See Note 25)	See Note 25)
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(68,338)	$59,579	$123,495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for:
Loan losses	277,562	90,880	80,006
Unfunded loan commitments	1,146	—	—
Deferred income tax	(73,610)	(6,107)	(18,991)
Foreclosed real estate held for sale	573	222	(59)
Depreciation and amortization of:
Premises and equipment	9,549	8,696	7,093
Mortgage servicing rights	296	329	488
Stock-based compensation expense	207	675	564
Amortization of premium (discount)-net, on:
Investment securities available for sale	(250)	(142)	68
Investment securities held to maturity	(20,081)	(18,484)	(4,900)
Mortgage-backed securities held to maturity	175	261	846
Loans	47	860	1,181
Amortization of discount on deposits	774	1,460	4,337
Amortization of net deferred loan origination fees	(17,095)	(15,795)	(16,255)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	—	(204)	—
Available-for-sale securities other-than-temporarily impaired	585	750	—
Held-to-maturity securities other-than-temporarily impaired	—	1,063	—
Mortgage loans held for sale	(531)	(291)	(334)
Derivative instruments	(1,428)	(1,525)	4,008
Foreclosed real estate held for sale	(601)	(634)	(476)
Loans	(250)	—	—
Premises and equipment	(857)	—	—
Capitalization of servicing rights	(303)	(285)	(257)
Originations of mortgage loans held for sale	(27,242)	(33,530)	(19,955)
Proceeds from sales of mortgage loans held for sale	19,875	16,562	15,742
Decrease (increase) in:
Trading securities	3,723	5,814	4,700
Accrued interest receivable	14,934	(14,429)	(16,899)
Other assets	(40,631)	(3,601)	521
Increase (decrease) in:
Accrued interest on deposits and borrowings	19,386	46,917	54,497
Other liabilities	35,674	(10,190)	26,385

Net cash provided by operating activities	133,289	128,851	245,805

CASH FLOWS FROM INVESTING ACTIVITIES:

Net decrease (increase) in interest-bearing deposits in banks	(35,227)	36,056	(7,640)
Net decrease (increase) in federal funds sold and resell agreements	63,873	(204,034)	270,764
Investment securities available for sale:
Maturities, prepayments and calls	35,788	4,794	7,834
Proceeds from sales	—	1,928	—
Purchases	(500,003)	—	(4,965)
Investment securities held to maturity:
Maturities, prepayments and calls	63,082,335	49,887,013	17,111,348
Purchases	(62,674,241)	(49,864,760)	(17,387,928)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	21,193	41,991	177,885
Purchases	—	—	(49,897)
Loans:
Sales	157,146	—	—
Loan originations, net of principal collections	(1,071,632)	(869,915)	(1,914,209)
Purchases of derivative options	(2,016)	(1,296)	(2,905)
Proceeds from derivative options	3,483	33	—
Cash paid on terminated swaps	—	(164)	(252)
Proceeds from sales of foreclosed real estate held for sale	2,513	1,567	1,869
Additions to premises and equipment	(14,724)	(16,486)	(13,971)
Proceeds from sale of premises and equipment	1,118	—	—
Purchases of Federal Home Loan Bank stock	(16,772)	(3,160)	(7,510)
Redemptions of Federal Home Loan Bank stock	5,301	7,975	16,907

Net cash used in investing activities	(941,865)	(978,458)	(1,802,670)

Forward	$(808,576)	$(849,607)	$(1,556,865)

See notes to consolidated financial statements.	(continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

		(As Restated -	(As Restated -
		See Note 25)	See Note 25)
	2007	2006	2005
Forward	$(808,576)	$(849,607)	$(1,556,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,124,911	907,140	2,085,606
Net increase (decrease) in federal funds purchased and repurchase agreements	2,040,825	(475,143)	(1,150,707)
Repurchase agreements with original maturities over three months:
Proceeds	250,000	2,066,295	5,188,072
Payments	(2,464,613)	(1,530,700)	(4,460,863)
Net increase (decrease) in advances from Federal Home Loan Bank	35,000	(25,000)	—
Payments of advances from Federal Home Loan Bank with original maturities over three months	(60,000)	(20,000)	(39,000)
Borrowings under line of credit:
Proceeds	34,030	—	—
Payments	(34,030)	—	—
Repayments of mortgage note payable	(503)	(464)	(426)
Cash paid on matured embedded derivatives	(3,293)	(33)	—
Net increase in advances from borrowers for taxes and insurance	1,677	1,995	1,354
Dividends paid	(68,231)	(68,140)	(66,724)
Proceeds from stock options exercised	1,249	1,072	160
Issuance of preferred stock	—	—	19,253

Net cash provided by financing activities	857,022	857,022	1,576,725

NET INCREASE IN CASH AND DUE FROM BANKS	48,446	7,415	19,860

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	105,027	97,612	77,752

CASH AND DUE FROM BANKS, END OF YEAR	$153,473	$105,027	$97,612

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$747,389	$617,153	$412,671
Income taxes	49,235	82,190	32,379
Noncash activities:
Accrued dividends payable	4,149	4,142	4,136
Net change in other comprehensive income (loss)	(5,403)	277	219
Mortgage loans securitized and transferred to:
Trading securities	3,723	7,419	4,700
Mortgage-backed securities held to maturity	—	1,189	—
Transfer from:
Trading securities to available for sale securities	—	1,605	—
Investment securities held to maturity to available for sale securities	—	20,552	—
Mortgage loans held for sale to loans	9,055	—	—
Loans to foreclosed real estate held for sale	8,211	4,826	4,172
Undivided profits to reserve fund	—	5,905	12,224
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	668	1,728	2,734
Unpaid additions to premises and equipment	591	562	1,328
Effect of derivative transactions:
Decrease (increase) in other assets	(12,065)	(7,424)	1,412
Increase in deposits	13,308	8,197	4,490
Increase (decrease) in other liabilities	(1,123)	(838)	3,613
Conversion of preferred stock into common stock:
Common stock	—	13	123
Paid-in capital	—	(10)	(88)
Preferred stock	—	(3)	(35)

See notes to consolidated financial statements.	(concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     W Holding Company, Inc. (the “Company”) is a bank holding company offering a full range of financial services. The business of the Company is conducted through its wholly-owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services. At December 31, 2007, the Company’s other wholly-owned subsidiary was Westernbank Insurance Corp. (“WIC”). WIC is a general insurance agent placing property, casualty, life and disability insurance. On May 19, 2008, the Company contributed 100% of its ownership in WIC to Westernbank. The assets, liabilities, revenues and expenses of WIC at December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, were not significant.
     In July 2000, the Company became a financial holding company under the Bank Holding Company Act (“BHC Act”). As a financial holding company, the Company was permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary met certain regulatory standards. On May 20, 2008, the Company withdrew its financial holding company status under the BHC Act. As a result, effective on such date the Company’s activities are limited to those deemed closely related to banking by the Board of Governors of the Federal Reserve System.
     Westernbank operates through a network of 49 bank branches (including 11 Expresso of Westernbank branches) located throughout Puerto Rico, including 26 in the Western and Southwestern regions, 14 in the San Juan metropolitan area, 7 in the Northeastern region, and 2 in the Eastern region, and a website on the Internet. On October 3, 2008, the Congress of the United States of America approved the Emergency Economic Stabilization Act of 2008, pursuant to which, among other things, the amount of deposit insurance, excluding Individual Retirement Accounts (“IRAs”), provided by the Federal Deposit Insurance Corporation (the “FDIC”) was temporarily increased from $100,000 to $250,000 per depositor until December 31, 2009. Westernbank’s deposits, including Individual Retirement Accounts (“IRAs”), are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC, up to $250,000 per depositor. In addition, on November 21, 2008, the FDIC issued a final rule regarding the Temporary Liquidity Guarantee Program (“TLGP”). Under the TLGP, the FDIC provides full insurance coverage of non-interest bearing deposit transaction accounts of participating institutions until December 31, 2009.
     Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the asset-based lending operations), investments (treasury) and deposit products. Besides the traditional banking operations, Westernbank operates five other divisions: Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Center Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico; Westernbank Business Credit (“WBC”), which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment; Westernbank Trust Division, which offers a full array of trust services; Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000, and Westernbank International Trade Services, established during the first quarter of year 2006, a division which specializes in international trade products and services. During the first quarter of 2008, the operations of the WBC division, were integrated into the operations of the commercial loans department of Westernbank, under the name of the Asset Based Lending Unit.
     Westernbank owns 100% of the voting shares of Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district. The assets, liabilities, revenues and expenses of WWPI at December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, were not significant. Westernbank also owns 100% of the voting shares of SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, were not significant. At December 31, 2007, Westernbank also owned 100% of the voting shares of Westernbank Financial Center Corp. (“WFCC”). WFCC was incorporated under the laws of the State of Florida to carry out commercial lending and other related activities in the United States of America. WFCC commenced operations in February 2007 and, was largely inactive, and was closed during the third quarter of 2008. WFCC’s main asset consisted of a commercial loan of $33.1 million at December 31, 2007. The assets, liabilities, revenues and expenses of WFCC as of and for the year ended December 31, 2007 were not significant. Effective on May 19, 2008, Westernbank owns 100% of the voting shares of WIC.
     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices. Following is a summary of the Company’s most significant accounting policies:
     Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Westernbank Puerto Rico and Westernbank Insurance Corp. All intercompany transactions and balances have been eliminated.
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
     Revenue Recognition — The Company earns net interest and noninterest income, including fees, from various sources, including:
•	Lending,
•	Securities portfolio,
•	Trust Services,
•	Trade services, including standby letters of credit,
•	Customers deposits,
•	Loan servicing,
•	Sales of loans and securities,
•	Securities and derivative activities,
•	Selling of various insurance products,
     Interest earned on interest-earning assets (investment securities and loans) is recognized by the Company based on the effective yield of the earning-asset using the effective interest method. The amortization or accretion of premiums or discounts on investment securities is deducted or added to interest income based on the interest method over the outstanding period of the related securities. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method or a method which approximates the interest method. Discounts/Premiums on purchased loans are accreated/amortized to income over the expected lives of the loans using the interest method.
     Trust activity fees are generally based on a percentage of the fair value of the assets under management.
     Trade servicing fees are primarily based on predetermined percentages or rates based on the contractual notional amounts and recognized as income as they are earned.
     Service and other charges on loans, service charges on deposit accounts and other fees and commissions are recognized as income as they are earned based on contractual terms, as transactions occur or as services are provided.
     Loan servicing fees, are based on a percentage of the principal balances of the loans serviced; and are credited to income as they are earned, based on contractual terms.
     Commissions for life insurance policies are deferred and systematically amortized to income over the life of the related insurance contract since the insurance and lending activities are integral parts of the same transaction. Commission income for all other policies is recognized on the effective date of the policies.
     Gains on the sale of securities and loans are recognized on a trade-date basis.
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
     Securities — Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income (loss) and noninterest income, respectively. The fair value of a security is determined based on quotations received from pricing service firms and/or securities dealers. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of operations.

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
     Residential Mortgage Loans Held for Sale — Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Fair value is based on the contract price at which the mortgage loans will be sold. The Company generally has commitments to sell residential mortgage loans held for sale in the secondary market. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. Commitments to sell residential loans held for sale in the secondary market were not significant at December 31, 2007 and 2006.
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
     The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash-basis or the cost recovery method (for certain high loan-to-value credits), until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful. Consumer loans that have principal and interest payments that have become past due one hundred and twenty days and credit cards and other consumer revolving lines of credit that have principal and interest payments that have become past due one hundred and eighty days are charged-off against the allowance for loan losses.
     Allowance for Loan Losses — The Company maintains an allowance to absorb probable loan losses inherent in the portfolio. The allowance is maintained at a level the Company considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on the Company’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses.
     Estimates of losses inherent in the loan portfolio involve the exercise of judgment and the use of assumptions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses in the loan portfolio and the related allowance may change.
     The allowance consists of two components: the specific allowance and the general allowance. The Company follows a systematic methodology in determining the appropriate level of these two allowance components.
     Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review and thus subject to specific allowance allocations. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Company. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or the fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.
     General allowances based on loss rates are applied to commercial and construction loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are generally derived from two year average loss trends (historical net charge-off and changes in specific allowances) by loan category adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in loans growth; trends in the impaired and delinquent loans; risk management and loan administration; changes in concentration of loans to one obligor; changes in the internal lending policies and credit standards; and examination results from bank examiners and the Company’s internal credit examiners. During 2007, the Company segregated the commercial and construction loan portfolios for purposes of determining loss rates into additional loan categories based on collateral type.
     Homogeneous loans, such as consumer installments, residential mortgage loans, and credit cards are not individually risk graded. General allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are generally based on the higher of current year or the average of the last two to three year loss trends (historical net charge-off and changes in specific allowances) by loan category, adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in the delinquent loans; risk management; collection practices; and changes in the internal lending policies and credit standards.

     In 2007, except for the segregation of commercial and construction loan portfolios discussed, above, the Company has not substantively changed any material aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses.
     Allowance for Losses on Unfunded Commitments — The allowance for losses on unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated statements of financial condition. The determination of the adequacy of the allowance is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading. Net adjustments to the allowance for losses on unfunded commitments are included in other noninterest expense in the consolidated statement of operations.
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
     Impairment of Long-Lived Assets — The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review during 2007, 2006 and 2005.
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
     The Company accounts for its derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Standard requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income (loss) or current earnings or both, as appropriate. The Company designates derivative instruments as either a fair value hedge, cash flow hedge or as a derivative instrument not designated as a hedge. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income (loss). For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current period net income (loss). Similarly, the changes in fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are also reported in current period net income, in noninterest income.
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
     When hedge accounting is discontinued, the future gains and losses arising from any change in fair value of the derivative are recorded as noninterest income in the consolidated statement of operations. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions would have affected earnings.
     The fair values of option contracts were obtained from dealer quotes. In the case of interest rate swaps, the fair values were obtained using an independent valuation model and periodically compared to dealer quotes. The fair values produced by this proprietary valuation model are in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.
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
     Earnings (Loss) per Share — In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income attributable to common stockholders as adjusted to add back dividends on convertible preferred stock, by the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent assumed conversion of outstanding convertible preferred stock, which are determined using the if-converted method, and outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (33,674 shares in 2007 and 2006, and 33,922 shares in 2005, as adjusted to reflect the reverse stock split approved on November 7, 2008 and effective on December 1, 2008 (see Note 26), was antidilutive in 2007 and 2006 and dilutive in 2005. The effect of stock options was antidilutive in 2007 and dilutive in 2006 and 2005. The effect of potential common shares for stock options (24,346 shares in 2007; 73,432 in 2006; and 97,982 in 2005, as adjusted to reflect the reverse stock split approved on November 7, 2008 and effective on December 1, 2008), was antidilutive in 2007 and dilutive in 2006 and 2005.
     Basic and diluted earnings (loss) per common share were computed as follows:

	2007	2006	2005
	(Amounts in thousands, except per share data)
Basic and diluted earnings (loss) per common share:
Net income (loss)	$(68,338)	$59,579	$123,495
Less preferred stock dividends	(36,910)	(36,911)	(36,985)

Income (loss) attributable to common stockholders — basic	(105,248)	22,668	86,510
Plus convertible preferred stock dividends	—	—	887

Income (loss) attributable to common stockholders — diluted	$(105,248)	$22,668	$87,397

Weighted average number of common shares outstanding for the year (1)	3,297	3,288	3,280

Dilutive potential common shares — stock options (1)	—	73	98
Assumed conversion of preferred stock (1)	—	—	34

Total	3,297	3,361	3,412

Basic earnings (loss) per common share (1)	$(31.92)	$6.89	$26.37

Diluted earnings (loss) per common share (1)	$(31.92)	$6.74	$25.61

(1)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008, and effective on December 1, 2008. See Note 26.
     Comprehensive Income (Loss) — Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of stockholders’ equity in the statements of financial condition, such items, along with net income (loss), are components of comprehensive income (loss). Accumulated other comprehensive income (loss), net of income tax, as of December 31, 2007 and 2006 consisted of the unrealized gain (loss) on investment securities available for sale.
Accounting Pronouncements Recently Adopted
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN No. 47”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The types of asset retirement obligations that are covered by this interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have any effect on the Company’s consolidated financial position or results of operations.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 at January 1, 2006 did not have any effect on the Company’s consolidated financial position or results of operations.
     In June 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable. The FSP clarifies that freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable) should be accounted for as liabilities under SFAS No. 150 regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity (or temporary equity under SEC Accounting Series Release No. 268, Redeemable Preferred Stocks). The FSP indicates that these instruments are liabilities (even if the obligation is conditional) because they embody obligations to repurchase the issuer’s shares and may require a transfer of assets. Options or similar instruments originally issued as employee compensation, which are no longer dependent on employment, are not within the scope of the final FSP. This FSP was effective for the first reporting period beginning after June 30, 2005. The adoption of FSP No. FAS 150-5 did not have any effect on the Company’s consolidated financial position or results of operations.
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
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 was effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 at January 1, 2007 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under the new guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN No. 48 also revises disclosure requirements to include, among other disclosures, an annual tabular rollforward of unrecognized tax benefits. The Company adopted FIN No. 48 on January 1, 2007 and recorded a cumulative effect adjustment of $10.6 million that was charged to retained earnings to increase the liability for uncertain income tax positions and the deferred income tax asset by $12.5 million and $1.9 million, respectively. See Note 11 for FIN No. 48 adoption disclosures.

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s statement of financial condition would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB was effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB No. 108 within the current year opening balance in retained earnings. The adoption of this SAB at January 1, 2007 did not have any impact on the Company’s consolidated financial position or results of operations.
Accounting Pronouncements To Be Adopted
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of  SFAS No. 157 is not expected to have any effect on the Company’s consolidated financial position or results of operations at January 1, 2008, however it will have a significant impact on fair value disclosures. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP No. FAS 157-3 is not expected to have any effect on the Company’s consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115. This Statement permits an entity to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Eligible items that are measured at fair value must be displayed on the face of the balance sheet. The Company will adopt SFAS No. 159 on January 1, 2008 and expects to record a cumulative effect adjustment of $5.3 million that will be credited to retained earnings to decrease deposits, other assets and deferred income tax asset by $12.9 million, $4.2 million and $3.4 million, respectively.
     In April 2007, the FASB issued Staff Position FSP FIN 39-1, Amendment of FASB Interpretation No. 39, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, FSP FIN 39-1 permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN 39-1 at January 1, 2008 will not have any effect on the Company’s consolidated financial position or results of operations.
     In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. This SAB supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Additionally, this SAB expands the SAB No. 105 view that internally-developed intangible assets should not be recorded as part of the fair value for any written loan commitments that are accounted for at fair value through earnings. This SAB is effective for fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. SFAS No. 141(R) requires the acquirer to generally recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The adoption of SFAS No. 141(R) is not expected to have any effect on the Company’s consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment to ARB No. 51. This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS No. 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary shall be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (b) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have any effect on the Company’s consolidated financial position or result of operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 provides the GAAP hierarchy to the entities instead of the auditor as provided by SAS No. 69 because the entities (not their auditors) are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Any effect of applying the provisions of SFAS No. 162 should be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to impact the Company’s current accounting policies or the Company’s financial position or result of operations.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The adoption of FSP No. EITF 03-6-1 is not expected to have any effect on the Company’s consolidated financial position or results of operations.
2. FEDERAL FUNDS SOLD AND RESELL AGREEMENTS:
     The Company sells federal funds and enters into purchases of securities under agreements to resell the same securities (“resell agreements”). These agreements are classified as secured loans and are reflected as assets in the consolidated statements of financial condition.

     At December 31, 2007 and 2006, federal funds sold and resell agreements (classified by counterparty) were as follows:

	2007	2006
	(In thousands)
Federal funds sold:
Citibank N.A. — Puerto Rico	$214,700	$340,200
Economic Development Bank for Puerto Rico	22,000	20,000
BNP Paribas S.A.	50,000	—
Bank of America	50,000	—

Subtotal	336,700	360,200

Resell agreements:
Credit Suisse First Boston	500,000	500,000
Citibank N.A. — Puerto Rico	50,000	50,000
UBS Financial Services Incorporated of Puerto Rico	—	40,373

Subtotal	550,000	590,373

Total	$886,700	$950,573

     A comparative summary of resell agreements as of December 31, is as follows:

	2007		2006
		Fair		Fair
		Value of		Value of
	Receivable	Underlying	Receivable	Underlying
Underlying Collateral	Balance	Collateral	Balance	Collateral
		(In thousands)
Investment securities:
U.S. Government and agencies obligations	$494,824	$529,514	$470,757	$510,314
U.S. municipal bonds	—	—	40,373	42,446
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation (FHLMC) certificates	52,324	53,945	57,502	55,807
Federal National Mortgage Association (FNMA) certificates	2,852	3,176	21,741	25,076

Total — excluding accrued interest receivable	$550,000	$586,635	$590,373	$633,643

Accrued interest receivable on resell agreements	$2,890		$3,936

     Information about the fair value of collateral received that the Company is permitted by contract or custom to sell or repledge at December 31, is as follows:

	2007		2006
		Collateral Sold		Collateral Sold
	Collateral	under Repurchase	Collateral	under Repurchase
	Received	Agreements	Received	Agreements
		(In thousands)
Investment securities:
U.S. Government and agencies obligations	$529,514	$529,514	$510,314	$510,314

Mortgage-backed securities:
FNMA certificates	3,176	3,176	25,076	25,076
FHLMC certificates	53,945	53,945	55,807	55,807

Subtotal	57,121	57,121	80,883	80,883

Total	$586,635	$586,635	$591,197	$591,197

     The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest. At December 31, 2007, resell agreements amounting to $200.0 million mature in 2009 and $350.0 million mature in 2010. At December 31, 2007, there are $550.0 million in resell agreements where the counterparty has the option to terminate the agreement quarterly, at each interest payment date. Securities purchased under resell agreements may be held in safekeeping, in the name of the Company, by Citibank N.A., the Company’s custodian, or held by the counterparty. At December 31, 2007, all collateral was held by the counterparties.

     3. INVESTMENT SECURITIES:
     The amortized cost, gross unrealized gains and losses and fair value of investment securities at December 31, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
		(In thousands)
Available for sale:
Puerto Rico Government and agencies obligations (PRGO’s)	$14,946	$359	$—	$15,305
Collateralized mortgage obligations (CMO’s) issued or guaranteed by FNMA	450,736	—	5,258	445,478
CMO’s issued or guaranteed by FHLMC	16,478	—	166	16,312
Equity securities — common stock	1,906	—	—	1,906

Total	$484,066	$359	$5,424	$479,001

Held to maturity:
U.S. Government and agencies obligations	$5,927,530	$925	$10,057	$5,918,398
PRGO’s	10,207	—	280	9,927
Corporate notes	21,436	316	201	21,551

Subtotal	5,959,173	1,241	10,538	5,949,876

Mortgage-backed securities:
Government National Mortgage Association (GNMA) certificates	6,254	163	—	6,417
FHLMC certificates	2,444	96	—	2,540
FNMA certificates	3,014	97	1	3,110
CMO’s issued or guaranteed by FHLMC	556,547	288	53,351	503,484
CMO’s issued or guaranteed by FNMA	70,765	—	3,262	67,503

Subtotal	639,024	644	56,614	583,054

Total	$6,598,197	$1,885	$67,152	$6,532,930

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
PRGO’s	$17,695	$355	$—	$18,050
Equity securities — common stock	2,491	—	—	2,491

Total	$20,186	$355	$—	$20,541

Held to maturity:
U.S. Government and agencies obligations	$6,314,091	$63	$148,070	$6,166,084
PRGO’s	11,663	—	416	11,247
Corporate notes	21,433	546	26	21,953

Subtotal	6,347,187	609	148,512	6,199,284

Mortgage-backed securities:
GNMA certificates	7,140	163	2	7,301
FHLMC certificates	3,055	75	—	3,130
FNMA certificates	3,358	72	12	3,418
CMO’s issued or guaranteed by FHLMC	573,735	42	61,457	512,320
CMO’s issued or guaranteed by FNMA	73,104	—	4,298	68,806

Subtotal	660,392	352	65,769	594,975

Total	$7,007,579	$961	$214,281	$6,794,259

     The amortized cost and fair value of investment securities available for sale and held to maturity at December 31, 2007, by contractual maturity (excluding mortgage-backed securities), are shown below.

	Available for sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$3,976	$4,003	$1,246,025	$1,242,980
Due after one year through five years	6,291	6,464	4,515,372	4,509,373
Due after five years through ten years	4,679	4,838	176,340	175,972
Due after ten years	—	—	21,436	21,551

Subtotal	14,946	15,305	5,959,173	5,949,876
Mortgage-backed securities	467,214	461,790	639,024	583,054
Equity securities	1,906	1,906	—	—

Total	$484,066	$479,001	$6,598,197	$6,532,930

     The following table provides the gross unrealized losses, fair value and number of investment positions, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
December 31, 2007	Value	Losses	Value	Losses	Value	Losses	Positions
	(In thousands)
Available for sale:
CMO’s issued or guaranteed by FNMA	$445,478	$5,258	$—	$—	$445,478	$5,258	11
CMO’s issued or guaranteed by FHLMC	16,312	166	—	—	16,312	166	1

Total	$461,790	$5,424	$—	$—	$461,790	$5,424	12

Held to maturity:
U.S. Government and agencies obligations	$—	$—	$3,273,053	$10,057	$3,273,053	$10,057	33
PRGO’s	—	—	9,927	280	9,927	280	10
Corporate notes	10,024	201	—	—	10,024	201	1

Subtotal	10,024	201	3,282,980	10,337	3,293,004	10,538	44

Mortgage-backed securities:
FNMA certificates	1,035	1	72	—	1,107	1	2
CMO’s issued or guaranteed by FHLMC	—	—	487,599	53,351	487,599	53,351	10
CMO’s issued or guaranteed by FNMA	—	—	67,503	3,262	67,503	3,262	6

Subtotal	1,035	1	555,174	56,613	556,209	56,614	18

Total	$11,059	$202	$3,838,154	$66,950	$3,849,213	$67,152	62

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
December 31, 2006	Value	Losses	Value	Losses	Value	Losses	Positions
	(In thousands)
Held to maturity:
U.S. Government and agencies obligations	$—	$—	$5,886,419	$148,070	$5,886,419	$148,070	84
PRGO’s	2,769	31	8,478	385	11,247	416	11
Corporate notes	10,211	26	—	—	10,211	26	1

Subtotal	12,980	57	5,894,897	148,455	5,907,877	148,512	96

Mortgage-backed securities:
GNMA certificates	—	—	777	2	777	2	9
FNMA certificates	1,037	12	—	—	1,037	12	1
CMO’s issued or guaranteed by FHLMC	—	—	498,313	61,457	498,313	61,457	11
CMO’s issued or guaranteed by FNMA	—	—	68,806	4,298	68,806	4,298	6

Subtotal	1,037	12	567,896	65,757	568,933	65,769	27

Total	$14,017	$69	$6,462,793	$214,212	$6,476,810	$214,281	123

     Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of operations. During the quarter ended June 30, 2006, management concluded that certain held-to-maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21,615,000 were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20,552,000. In addition, during the quarters ended December 31, 2007 and 2006, the Company recorded an impairment loss of $585,000 and $750,000, respectively, on its equity securities available for sale.
     The Company’s investment portfolio as of December 31, 2007 and 2006, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of December 31, 2007. In addition, the Company does not have investments in residual tranches.
     Except in the case of the PRGO’s mentioned before, at December 31, 2007 and 2006, the significant unrealized loss position relates to interest rate changes and not to market or credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at December 31, 2007 and 2006, all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. In addition, the held-to-maturity PRGO’s continue to be rated as investment grade as of December 31, 2007. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2007 and 2006. The aggregate gross unrealized losses of the investment securities available for sale and held to maturity amounted to $72.6 million and $214.3 million at December 31, 2007 and 2006, respectively.

     Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the years ended December 31, 2007, 2006 and 2005, were as follows:

	2007	2006	2005
	(In thousands)
Proceeds from sales	$—	$1,928	$—
Gross realized gains	—	204	—
Gross realized losses	—	—	—
     Unencumbered investment securities held to maturity at December 31, 2007, amounted to $1,018,405,000 after taking into account the investment securities pledged to deposits (Note 7), those sold under agreements to repurchase (Note 8), those pledged to the advances from Federal Home Loan Bank (Note 10), those pledged to interest rate swap agreements (Note 19), those pledged to the Federal Reserve Bank of $38,134,000 and those pledged to the Puerto Rico Treasury Department (for Westernbank’s International Division) of $300,000. Pledged investment securities amounting to $5,919,676,000 and $6,268,621,000 at December 31, 2007 and 2006, respectively, can be repledged.
     Nontaxable interest income for the years ended December 31, 2007, 2006 and 2005, amounted to $352,274,000, $347,511,000 and $317,778,000, respectively. Nontaxable interest income relates principally to interest earned on government and agencies obligations of the United States and Puerto Rico, certain mortgage-backed securities, and loans and investments of Westernbank’s International division.
4. LOANS:
     The loan portfolio at December 31, 2007 and 2006, consisted of the following:

	2007	2006
	(In thousands)
REAL ESTATE LOANS SECURED BY MORTGAGES ON:
Commercial real estate	$5,563,189	$4,972,418
Residential real estate, mainly one-to-four family residences	992,993	1,040,522
Construction and land acquisition	1,437,054	730,863

Subtotal	7,993,236	6,743,803

Plus (less):
Undisbursed portion of loans in process	(2,802)	(2,707)
Premium on loans purchased	72	106
Deferred loan fees — net	(33,883)	(40,339)

Subtotal	(36,613)	(42,940)

Real estate loans — net	7,956,623	6,700,863

OTHER LOANS:
Commercial loans	860,137	1,255,503
Consumer loans:
Loans on deposits	35,648	36,580
Credit cards	48,138	48,708
Installment	656,690	724,245
Less deferred loan fees — net	(8,605)	(9,542)

Other loans — net	1,592,008	2,055,494

TOTAL LOANS	9,548,631	8,756,357

ALLOWANCE FOR LOAN LOSSES	(338,720)	(202,180)

LOANS — NET	$9,209,911	$8,554,177

     The Company originated $2.19 billion of commercial real estate loans, including construction loans, during the year ended December 31, 2007. At December 31, 2007, commercial real estate loans totaled $5.56 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities.
     Commercial lending, including commercial real estate, asset-based, unsecured business and construction, generally carry a greater risk than consumer lending, including residential real estate, because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico.
     At December 31, 2007 and 2006, residential and commercial real estate loans included $837.0 million and $940.0 million, respectively, of fixed and floating interest rate loans to two mortgage originator groups in Puerto Rico, mainly secured by mortgages on one-to-four family residential properties.
     Westernbank has a significant fixed rate lending concentration with an aggregate unpaid principal balance of $796.9 million in one mortgage originator group in Puerto Rico at December 31, 2007. In addition, Westernbank has outstanding $40.1 million of fixed and floating rate loans to another mortgage originator group in Puerto Rico, for total outstanding loans to mortgage originator groups amounting to $837.0 million at December 31, 2007. These commercial loans are secured by 10,545 individual mortgage loans on residential and commercial real estate with an average principal outstanding balance of $79,400. On March 16, 2006, Westernbank obtained a waiver from the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (the “Commissioner”) with respect to the statutory limit for individual borrowers (loan to one borrower limit), which allows the Company to retain the above significant commercial loans in its portfolio until they are paid in full (see Note 13).
     On June 30, 2006, Westernbank entered into an agreement to restructure the terms of the original transactions of the $796.9 million lending relationship described above. The agreement eliminated the recourse provisions on the underlying loans, terminated the counterparties’ call rights, converted the return from variable to a fixed rate, and resulted in a net compensation of $25.8 million to Westernbank. One of the purposes of that transaction was to give Westernbank the ability to use sale accounting treatment. However, because most of the individual mortgage loans were originally transferred to the ultimate transferor within the mortgage originator group by two of its affiliates, the Company has not been able to obtain persuasive evidence that the transfers of loans from the affiliates to the entity that subsequently transferred the loans to Westernbank met all the criteria for sale accounting under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the Company continues to present these transactions as commercial loans secured by real estate mortgages. The net compensation of $25.8 million received by Westernbank in connection with the June 30, 2006 transaction is being amortized over the remaining life of these loans as a yield adjustment.
     At December 31, 2007, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $375.0 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. There can be no assurance that the Commissioner will not take further actions on this issue. For this violation, the Bank paid a penalty of $50,000 after December 31, 2007.
     Foreign loans, mainly to entities in Canada and in the United Kingdom, amounted to $3,395,000 and $109,328,000 at December 31, 2007 and 2006, respectively.
     At December 31, 2007, residential and commercial loans amounting to $629,093,000 were pledged to secure advances from the Federal Home Loan Bank (see Note 10).
     The Company originates residential mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, residential mortgage loans are designated as held for either sale or investment purposes. Residential mortgage loans held for sale are carried at the lower of cost or fair value. At December 31, 2007 and 2006, residential mortgage loans with a cost of $6,525,000 and $11,412,000, respectively, were designated as held for sale.

     The following table reflects the outstanding principal balance of non-accrual loans and the corresponding effect on earnings at December 31:

	2007	2006	2005
	(In thousands)
Outstanding principal balance at end of year	$1,776,053	$281,308	$148,001

Interest that would have been recorded if the loans had not been classified as non-performing	$48,974	$20,009	$5,525

     The increase in non-accrual loans in 2007 compared to 2006 was mainly due to increases in non-performing loans of the Company’s commercial real estate mortgage loan portfolio as well as in the construction loan portfolio. The increase is principally due to the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006.
     Residential mortgage loans serviced for others are not included in the consolidated statements of financial condition. At December 31, 2007 and 2006, the unpaid principal balance of these loans amounted to $260,603,000 and $264,739,000, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with the loans serviced for others, the Company held borrowers’ escrow balances of $950,000 and $915,000 at December 31, 2007 and 2006, respectively.
     Mortgage servicing rights, included as other assets, amounted to $3,033,000 and $3,026,000 at December 31, 2007 and 2006, respectively. In 2007, 2006 and 2005, the Company capitalized mortgage servicing rights amounting to $303,000, $285,000, and $257,000, respectively. Amortization of mortgage servicing rights was $296,000, $329,000, and $488,000 in 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the carrying value of mortgage servicing rights approximates fair value.
     In the normal course of business, the Company engages in business transactions with its directors, executive officers, principal shareholders and organizations associated with them. Loans to related parties, mainly mortgage loans for purchase of the principal residence, are substantially on the same terms as loans to non-related parties. The aggregate amount of loans outstanding to related parties at December 31, 2007 and 2006 totaled $2,481,000 and $713,000, respectively.
     Changes in the allowance for loan losses are summarized below:

	2007	2006	2005
	(In thousands)
Balance — at January 1	$202,180	$141,412	$80,066
Provision charged to income	277,562	90,880	80,006
Recoveries of loans previously charged-off	3,162	5,164	3,503
Charge-off of uncollectible accounts	(144,184)	(35,276)	(22,163)

Balance — at December 31	$338,720	$202,180	$141,412

     The following table sets forth information regarding the investment in impaired loans:

	December 31,
	2007	2006
	(Dollars in thousands)
Investment in impaired loans:

Covered by a valuation allowance	$922,001	$237,302
Do not require a valuation allowance	866,545	31,425

Total	$1,788,546	$268,727

Impaired non-performing loans	$1,736,107	$268,727

Valuation allowance for impaired loans	$175,046	$98,504

	Years Ended December 31,
	2007	2006	2005
Average investment in impaired loans	$786,100	$211,285	$77,930

Interest collected and recognized as income on non-performing and impaired loans	$16,040	$5,044	$743

     The Company’s policy is to recognize interest income related to impaired loans on a cash basis or cost-recovery method (for certain high loan-to-value credits), when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest.
     As of December 31, 2007, a loan totaling $88,090,000  was accounted for as a troubled-debt restructuring. No troubled-debt restructurings were outstanding as of December 31, 2006. At December 31, 2007, the restructured loan was in non-accrual status on a cost-recovery method.
5. FORECLOSED REAL ESTATE HELD FOR SALE:
     Foreclosed real estate held for sale at December 31, consisted of the following:

	2007	2006
	(In thousands)
Balance, foreclosed real estate held for sale:
Residential (1 - 4 units)	$5,118	$2,341
Commercial	6,875	4,025

Total	11,993	6,366
Less valuation allowance	1,022	449

Foreclosed real estate held for sale — net	$10,971	$5,917

     Changes in the allowance for foreclosed real estate held for sale are summarized below:

	2007	2006	2005
	(In thousands)
Balance — at January 1	$449	$227	$306
Provision (credit)	573	222	(59)
Write-offs	—	—	(20)

Balance — at December 31	$1,022	$449	$227

6. PREMISES AND EQUIPMENT:
     Premises and equipment at December 31, consisted of the following:

	2007	2006
	(In thousands)
Land and improvements	$30,887	$31,106
Buildings and improvements	76,095	69,043
Furniture and equipment	38,670	31,792
Leasehold improvements	18,661	15,394
Construction in progress	4,581	7,274

Total	168,894	154,609
Less accumulated depreciation and amortization	39,303	29,961

Total	$129,591	$124,648

     Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005, amounted to $9,549,000, $8,696,000 and $7,093,000, respectively.
7. DEPOSITS AND INTEREST EXPENSE:
     Deposits at December 31, consisted of the following:

	2007	2006
	(In thousands)
Noninterest bearing accounts	$317,753	$373,634
Passbook accounts	825,447	728,879
NOW accounts	314,820	249,591
Super NOW accounts	26,573	24,958
Money market accounts	43	53
Certificates of deposit	8,869,237	7,842,606

Total	10,353,873	9,219,721
Accrued interest payable	142,628	117,342

Total	$10,496,501	$9,337,063

     The weighted average interest rate of all deposits at December 31, 2007 and 2006, was approximately 4.65% and 4.42%, respectively. At December 31, 2007, the aggregate amount of deposits in denominations of $100,000 or more was $1,104,437,000 ($1,547,400,000 at December 31, 2006). Certificates of deposit include brokered deposits of $7,632,999,000 and $6,719,084,000 at December 31, 2007 and 2006, respectively. Deposits of directors, executive officers, principal shareholders and organizations associated with them amounted to $19,324,000 and $17,584,000 at December 31, 2007 and 2006, respectively.

     At December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

Year Ending	Amount
December 31,	(In thousands)
2008	$4,841,814
2009	2,259,638
2010	1,040,029
2011	84,306
2012	205,673
Thereafter	437,777

Total	$8,869,237

     At December 31, 2007, the Company had pledged investment securities held to maturity with a carrying value of $18,377,000, mortgage-backed securities held to maturity with a carrying value of $6,390,000, and investment securities available for sale with a carrying value of $14,946,000 to secure public funds, and mortgage-backed securities held to maturity with a carrying value of $190,000 as bond requirement for individual retirement accounts.
     A summary of interest expense on deposits for the years ended December 31, is as follows:

	2007	2006	2005
		(In thousands)
Passbook accounts	$17,108	$15,583	$16,793
NOW, Super NOW and Money Market accounts	6,883	5,829	5,788
Certificates of deposit	439,307	344,651	218,687

Total	$463,298	$366,063	$241,268

8. FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS:
     Repurchase agreements, and the related weighted average interest rates at December 31, 2007 and 2006, consisted of the following:

	2007		2006
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
		(Dollars in thousands)
Federal funds purchased	$100,000	4.44%	$—	—%

Repurchase agreements:
Fixed rate	4,194,195		4,506,397
Variable rate	1,852,498		1,814,084

Total repurchase agreements	6,046,693	4.79%	6,320,481	4.96%

Total	$6,146,693		$6,320,481

     The Company enters into sales of securities under agreements to repurchase the same securities (“repurchase agreements”). Repurchase agreements are classified as secured borrowings and are reflected as a liability in the consolidated statements of financial condition. At December 31, 2007 and 2006, repurchase agreements include $433,198,000 and $482,848,000, respectively, of long-

term agreements with fixed rate step-up schedules. During the period of such agreements, the securities were delivered to the counterparties. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities at the maturities of the agreements. The Company may be required to provide additional collateral based on the fair value of the underlying securities.
     Repurchase agreements at December 31, 2007, mature as follows: within 30 days — $1,705,075,000; within 31 days to one year — $883,420,000; in 2009 — $1,203,500,000; in 2010 — $1,597,000,000; in 2012 — $94,500,000; and thereafter — $563,198,000. At December 31, 2007, with respect to repurchase agreements amounting to $2,858,198,000, the counterparties have the option to terminate the agreements at the first anniversary date and each interest payment date thereafter. For Federal Home Loan Bank of New York repurchase agreements, see Note 10.
     At December 31, 2007 and 2006, repurchase agreements (classified by counterparty) were as follows:

	2007		2006
		Fair Value		Fair Value
	Borrowing	of Underlying	Borrowing	of Underlying
	Balance	Collateral	Balance	Collateral
		(In thousands)
Credit Suisse First Boston LLC	$1,208,000	$1,299,819	$1,107,250	$1,190,537
Merrill Lynch Government Securities Inc. and affiliates	580,125	596,358	1,024,555	1,069,001
Salomon Smith Barney Inc. and affiliates	1,023,320	1,084,950	928,463	961,039
UBS Financial Services Incorporated of Puerto Rico	328,000	349,969	845,015	882,520
J.P. Morgan Securities, Inc.	741,100	794,718	647,500	678,488
Morgan Stanley Dean Witter	497,400	513,601	561,500	574,462
Federal Home Loan Bank of New York	743,700	756,315	448,000	448,607
Lehman Brothers Inc. and affiliates (See Note 26)	433,198	516,452	433,198	505,948
Barclays Capital, Inc.	441,850	470,738	325,000	346,436
BNP Paribas	50,000	53,008	—	—

Total	$6,046,693	$6,435,928	$6,320,481	$6,657,038

     Borrowings under repurchase agreements at December 31, were collateralized as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
Securities Underlying	Value of	Value of	Value of	Value of
Repurchase	Underlying	Underlying	Underlying	Underlying
Agreements	Collateral	Collateral	Collateral	Collateral
		(In thousands)
U.S. Government and agencies obligations — held to maturity	$4,946,590	$4,954,333	$5,782,172	$5,629,413
U.S. Government and agencies obligations purchased under agreements to resell	494,174	529,514	493,274	510,314
Mortgage-backed securities — held to maturity	522,837	449,482	486,449	436,428
Mortgage-backed securities purchased under agreements to resell	59,076	57,121	84,632	80,883
Mortgage-backed securities - available for sale	450,736	445,478	—	—

Total	6,473,413	$6,435,928	6,846,527	$6,657,038

Accrued interest receivable of underlying securities	58,030		59,186

Total	$6,531,443		$6,905,713

     A summary of short-term borrowings, including federal funds purchased, repurchase agreements, advances from Federal Home Loan Bank (see Note 10) and borrowings under line of credit, and interest rates at and for the years ended December 31, are indicated below:

	2007	2006
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$100,000	$—
Weighted-average interest rate at year end	4.44	—
Monthly average outstanding balance	$24,308	$3,077
Weighted-average interest rate for the year	5.17%	4.69%
Maximum month-end balance	$100,000	$40,000

Repurchase agreements:
Balance at end of year	$1,364,075	$1,070,582
Weighted-average interest rate at year end	4.85%	5.33%
Monthly average outstanding balance	$1,497,932	$1,731,600
Weighted-average interest rate for the year	5.19%	4.97%
Maximum month-end balance	$2,771,592	$2,282,650

Advances from FHLB:
Balance at end of year	$60,000	$25,000
Weighted-average interest rate at year end	4.52%	5.43%
Monthly average outstanding balance	$29,615	$33,462
Weighted-average interest rate for the year	4.99%	5.01%
Maximum month-end balance	$60,000	$50,000

Borrowings under line of credit:
Balance at end of year	$—	$—
Weighted-average interest rate at year end	—%	—%
Monthly average outstanding balance	$15,158	$—
Weighted-average interest rate for the year	6.00%	—%
Maximum month-end balance	$34,030	$—

Total short-term borrowings:
Balance at end of year	$1,524,075	$1,095,582
Weighted-average interest rate at year end	4.81%	5.33%
Monthly average outstanding balance	$1,567,013	$1,768,139
Weighted-average interest rate for the year	5.19%	4.97%
Maximum month-end balance	$2,865,622	$2,322,650
9. LINES OF CREDIT:
     As of December 31, 2007 and 2006, the Company had line of credit agreements with four commercial banks permitting the Company to borrow a maximum aggregate amount of $225,000,000 and $250,000,000, respectively. There were no borrowings outstanding as of December 31, 2007 and 2006, under such lines of credit. The agreements provide for unsecured advances to be used by the Company on an overnight basis. The interest rate is negotiated at the time of the transaction usually at Federal Funds rate. The credit agreements are renewable annually. See Note 26.

10. ADVANCES FROM FEDERAL HOME LOAN BANK AND MORTGAGE NOTE PAYABLE:
     Advances from Federal Home Loan Bank (“FHLB”) and mortgage note payable, and the related weighted average interest rates at December 31, consisted of the following:

	2007		2006
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
		(Dollars in thousands)
ADVANCES FROM FHLB:
Fixed rate convertible advances (4.47% to 5.93%)	$102,000		$67,000

Variable rate convertible advances (100% of the three-month LIBOR rate)	—		60,000

Total advances from FHLB	$102,000	5.08%	$127,000	5.54%

MORTGAGE NOTE PAYABLE	$35,465	8.05%	$35,968	8.05%

     Advances and repurchase agreements (Note 8) are received from the FHLB under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. At December 31, 2007, convertible advances were secured by residential and commercial mortgage loans amounting to $629,093,000 and investment securities held to maturity with a carrying value of $11,000,000. At the advances’ and repurchase agreements’ first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advances and reverse repurchase agreements, including any accrued interest, on such optional conversion date.
     At December 31, 2007 and 2006, Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank Puerto Rico, had outstanding $35.5 million and $36.0 million, respectively, of a mortgage note, at an interest rate of 8.05% per year until September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza, Inc. has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico.
     Advances from FHLB and the mortgage note payable by contractual maturities at December 31, 2007, mature as follows:

Year Ending	Advances	Mortgage
December 31,	from FHLB	Note Payable
	(In thousands)
2008	$60,000	$526
2009	—	579
2010	42,000	628
2011	—	681
2012	—	731
Thereafter	—	32,320

Total	$102,000	$35,465

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
     Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the year ended December 31, 2007, the provisions of the Act resulted in an additional income tax provision of $3,848,000. For the years ended December 31, 2006 and 2005, the provisions of the Act did not have any effect on the Company’s financial position or results of operations.
     On August 1, 2005, the Government of Puerto Rico approved Law No. 41 which imposed a transitory additional surtax of 2.5% of taxable income. This transitory additional income tax was in effect for taxable years 2005 and 2006. This transitory income tax of 2.5% was initially recorded in the third quarter of 2005, and amounted to $3.8 million and $3.2 million for the years ended December, 2006 and 2005, respectively. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposed an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. This transitory income tax of 2% amounted to $3.0 million for the year ended December 31, 2006. These transitory income taxes ended on December 31, 2006.
     On May 16, 2006, the Government of Puerto Rico approved Law No. 98 which imposes a 5% additional tax (the “prepayment requirement”) to businesses that have a gross income in excess of $10,000,000, such as Westernbank. This tax constitutes a prepayment of income tax and can be used as a credit to the tax liability of year 2007 and thereafter. A maximum of 25% of the credit can be used in each year. This prepayment requirement was computed using Westernbank’s 2005 taxable income as the base. The prepayment requirement amounted to $6.4 million and was paid by Westernbank in July 2006.
     WFCC is a United States of America (“U.S.”) entity and accordingly is subject to income tax under the U.S. Internal Revenue Code. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. In addition, Westernbank is subject to special flat income tax rates on gross income received from certain loans and investments as required by the U.S. Internal Revenue Code. These flat income tax rates(U.S.witholdings) range from 10% to 30%.

     Prepaid income tax and accrued income tax payable amounted to $33,021,000 and $47,067,000, respectively, at December 31, 2007. Accrued income tax payable amounted to $16,929,000 at December 31, 2006. Prepaid income tax is included as part of “Other assets” and income tax payable is included as part of “Accrued expenses and other liabilities” in the accompanying statements of financial condition. The accrued income tax payable includes a liability for unrecognized tax benefits of $44.0 million at December 31,2007 and for income tax contingencies of $10.9 million at December 31, 2006. (See Note 26). The provision (credit) for income taxes for the years at December 31,2007 ended December 31, consisted of the following:

	2007	2006	2005
	(In thousands)
Current:
Puerto Rico	$23,371	$66,366	$51,871
U.S.	10,467	10,233	667

	33,838	76,599	52,538
Deferred credit	(73,610)	(6,107)	(18,991)

Total provision (credit)	$(39,772)	$70,492	$33,547

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
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The cumulative effect adjustment of $10,585,000 was charged to retained earnings to increase the accrued liability for uncertain income tax positions and the deferred income tax asset by $12,445,000 and $1,860,000, respectively. Unrecognized tax benefits mainly relate to income which could be subject to special flat income tax rates in U.S. and certain expense deductions taken in income tax returns.
     Unrecognized tax benefits at December 31, 2007 and January 1, 2007 related to:

	December 31, 2007	January 1, 2007
	(In thousands)
U.S. withholdings	$17,350	$21,160
Expense deductions	26,637	2,185

Total	$43,987	$23,345

     The reconciliation of unrecognized tax benefits, including accrued interest and penalties, was as follows:

(In thousands)
Balance at December 31, 2006	$10,900
Effect of adoption of FIN No. 48 at January 1, 2007	12,445

Balance at January 1, 2007	23,345

Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during a prior period	1,659
Gross amount of decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(1,207)
Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during the current period	30,166
Amount of decrease in the unrecognized tax benefits relating to settlements with taxing authorities	(9,394)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(582)

Balance at December 31, 2007	$43,987

     The total amount of net unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $43.9 million at December 31, 2007. The Company classifies interest and penalties related to unrecognized tax benefits as a component of its income tax provision. During the year ended December 31, 2007, the Company recognized approximately $2.3 million in interest and penalties. The accrual for uncertain income tax positions includes an accrual for interest and penalties of $5,521,000 and $4,534,000 at December 31, 2007 and January 1, 2007 (date of adoption), respectively.
     In 2008, the Company and the taxing authorities resolved certain of the matters presently contemplated as unrecognized tax benefits. The resolution of the matters was recognized as a reduction to our provision for income taxes and our effective tax rate in 2008, the period of resolution. See Note 26.
     The Company’s primary tax jurisdiction is Puerto Rico. The Company’s primary subsidiary, Westernbank, is the entity which has recorded a liability for these unrecognized tax benefits . In the Puerto Rico tax jurisdiction, Westernbank’s open tax years are 2003 to present. Uncertain foreign withholdings’ income tax positions remain subject to examination by the U.S tax jurisdiction. For these income tax positions, the statute of limitation begins when the income tax return is filed.

     A reconciliation of the provision (credit) for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the years ended December 31, was as follows:

	2007		2006		2005
		% of Pre-		% of Pre-		% of Pre-
		tax		tax		tax
	Amount	Income	Amount	Income	Amount	Income
			(Dollars in thousands)
Tax provision (credit) computed at Puerto Rico statutory rate	$(42,163)	(39.0)%	$56,581	43.5%	$65,172	41.5%

Effect on provision of:
Exempt income net of related expenses	(2,606)	(2.4)	(598)	(0.5)	(31,418)	(20.0)
Income taxes related to unrecognized tax benefits or income tax contingencies, include U.S. income tax	5,238	4.8	10,233	7.9	667	0.4
Nondeductible expenses	60	0.1	81	0.1	53	—
Other	(301)	(0.3)	4,195	3.2	(927)	(0.5)

Provision (credit) for income tax as reported	$(39,772)	(36.8)%	$70,492	54.2%	$33,547	21.4%

Income (loss) before provision for income taxes	$(108,110)		$130,071		$157,042

     Deferred income tax asset, net as of December 31, consisted of the following:

	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$130,414	$54,064
Capital losses on sale of investment securities, expire in 2008	2,715	3,961
Net operating loss carryforwards	—	211
Unrealized loss in valuation of derivative instruments	3,228	4,408
Allowance for losses on unfunded commitments	447	—
Other	422	188

Total deferred tax assets	137,226	62,832
Less valuation allowance	2,495	3,536

Subtotal	134,731	59,296

Less deferred tax liabilities:
Deferred loan origination costs	220	236
Unrealized gains on available for sale securities	54	71
Other	280	300

Subtotal	554	607

Deferred income tax asset, net	$134,177	$58,689

     Changes in the valuation allowance for deferred income tax assets were as follows:

	2007	2006	2005
	(In thousands)
Balance — at January 1	$3,536	$3,521	$5,032
Increase (decrease) in valuation allowance	(1,041)	15	(1,511)

Balance — at December 31	$2,495	$3,536	$3,521

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
     Net gain (loss) on sales and valuation of loans held for sale, securities and other assets for the years ended December 31, consisted of the following:

	2007	2006	2005
	(In thousands)
Trading account securities, mainly related to loans securitized	$92	$164	$154
Investment securities available for sale (see Note 3)	—	204	—
Other-than-temporary impairment of investment securities available for sale (see Note 3)	(585)	(750)	—
Other-than-temporary impairment of investment securities held to maturity (see Note 3)	—	(1,063)	—
Mortgage loans held for sale	735	291	334
Other	851	13	59

Total	$1,093	$(1,141)	$547

13.	COMMITMENTS AND CONTINGENCIES:
     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, in consultation with internal and external legal counsels, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
     The following are the significant claims and legal actions that the Company has at December 31, 2007:
•	Shareholder Securities Class Action. In September and October 2007, three separate complaints, entitled Hildenbrand v. W Holding Company, Inc., et al., C.A.No. 07-1886 FAB (D.P.R.), Webb v. W Holding Company, Inc., et al., C.A.No. 07-1915 FAB (D.P.R.), and Saavedra v. W Holding Company, Inc., et al., C.A.No. 07-1931 FAB (D.P.R), were filed in the United States District Court for the District of Puerto Rico as putative class actions against the Company and certain of its current or former officers and directors. Thereafter, all three cases were consolidated into the Hildenbrand action. Following the filing of motions mandated by statute, the federal court appointed Felix Rivera, Jose A. Nicolao, Fundacion Rios Pasarell, Inc. and Efren E. Moreno as lead plaintiffs. Pursuant to an agreed scheduling order, the lead plaintiffs’ Consolidated Amended Complaint was filed on April 28, 2008. Their complaint alleges that certain of the Company’s current or former officers and directors engaged the Company in a fraudulent lending scheme and issued misleading information to the market, principally in connection with the timing and reporting of impairments to loans to Inyx that are described below. Plaintiffs allege that these actions artificially inflated the trading prices of the Company’s securities. The plaintiffs brought the action on behalf of all those who purchased the Company’s securities during the period between April 24, 2006 and June 26, 2007, claiming violation of Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) by the Company and the individual defendants and violation of Section 20(a) of the Exchange Act by the individual defendants. Plaintiffs are seeking unspecified damages for their alleged economic losses from investing in the Company’s securities. The Company and individual defendants filed motions to dismiss, arguing that the Consolidated Amended Complaint lacked particularized factual allegations required to state claims for securities fraud under Sections 10(b) and 20(a) of the Exchange Act. Briefing on the motions was completed on September 10, 2008. The Company intends to vigorously defend this action.

•	Shareholder Derivative Action. On January 11, 2008, Hunter Wylie, who claims to be a Company shareholder, filed a shareholder derivative complaint (the “Complaint”), entitled Wylie v. Stipes, et al., and W Holding Company, Inc., C.A.No. 08-1036 GAG (D.P.R.), in the United States District Court for the District of Puerto Rico, purportedly on behalf of the Company against certain of the Company’s current and former officers and directors, and named the Company as a nominal defendant. Plaintiff contends that since April 2006 the individual named defendants caused the Company to overstate the value of its loan portfolio, principally in connection with the timing and reporting of impairments to loans to Inyx that are described below, and thereby allegedly caused monetary and reputational losses to the Company. After the Company and individual defendants moved to dismiss on April 7, 2008, the plaintiff filed an Amended Complaint on June 9, 2008, alleging breach of fiduciary duty, waste of corporate assets, unjust enrichment, violation of Title 14, Section 2727 of the laws of Puerto Rico, and a claim for reimbursement under Section 304 of the Sarbanes-Oxley Act. The Amended Complaint seeks unspecified monetary damages for the Company’s benefit from the individual defendants and a court order that the Company alter its governance policies. The Company and individual defendants moved to dismiss the Amended Complaint, arguing principally that the plaintiff failed to make a pre-suit demand on the Company Board of Directors, and thus lacks derivative standing to proceed with the action, that the plaintiff otherwise failed to allege facts sufficient to state claims for relief, and that there is no private right of action under Section 304 of the Sarbanes-Oxley Act. Briefing on the motions was completed on December 16, 2008. On February 2, 2009, the Court entered an Opinion and Order granting the motions to dismiss in part and denying them in part. The Court dismissed Count I of the Amended Complaint (claiming reimbursement under Section 304 of the Sarbanes-Oxley Act) in its entirety, dismissed Count IV (alleging unjust enrichment) as to certain defendants, and denied the motions to dismiss as to the other counts challenged therein. On February 12, 2009, the Court entered an order extending the date to answer the Amended Complaint to March 27, 2009. The Company intends to vigorously defend this action.

•	Litigation Relating to the Inyx Loan:

Westernbank Puerto Rico v. Kachkar, et al., 07-civ.-1606 (ADC) (D.P.R.): Westernbank filed an initial complaint against Inyx, Inc., Jack Kachkar, Inyx’s Chief Executive Officer, and certain other officers on July 5, 2007, and amended it on August 23, 2007 in the United States District Court for the District of Puerto Rico. In its amended filing, Westernbank alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and other fraud based claims, as well as claims related to alleged breaches of certain loan agreements and guarantees. Westernbank, among other things: (a) seeks damages of over $142 million against the defendants under, among others, the RICO Act; (b) requests payment of over $142 million from the defendants on amounts due and payable under certain loan agreements; and (c) requests that the Court order foreclosure on Westernbank’s collateral. On September 20, 2007, Westernbank moved to freeze certain defendants’ assets. The motion is pending, although a Report and Recommendation was issued by the Magistrate Judge in favor of Westernbank’s motion to freeze assets. The defendants filed objections to the Report and Recommendation, and these objections are currently pending before the District Court Judge.

All defendants moved to dismiss and certain defendants moved alternatively to stay or transfer the case to the United States District Court for the Southern District of Florida. On April 17, 2008, several of the transfer motions were denied. The motions to dismiss and remaining motions to transfer are pending. However, on September 5, 2008, the Magistrate Judge issued another Report and Recommendation by which it recommended that all of the defendants’ motions to dismiss be denied. On September 22, 2008, the defendants, except for Inyx, filed their respective objections to the Magistrate Judge’s Report and Recommendation concerning the motions to dismiss. On October 9, 2008, Westernbank filed its response to the defendants’ objections to this Report and Recommendation. On September 8, 2008, Westernbank filed a Motion for Partial Summary Judgment on the breach of contract claims. On March 3, 2009, the Magistrate Judge issued a third Report and Recommendation, this time recommending that Westernbank’s Motion for Partial Summary Judgment on the breach of contract claims be granted. Among other things, the Magistrate Judge recommended that defendants Kachkar and Benkovitch be personally liable under certain personal guarantees for $100.1 million. Defendants have until March 20, 2009 to file their objections to this third Report and Recommendation on Westernbank’s Motion for Partial Summary Judgment. After defendants file their objections, Westernbank will file its corresponding response.

Finally, on October 3, 2008, all of the defendants filed their respective answers to Westernbank’s Amended Complaint. Some of the defendants (Kachkar, Benkovitch, Inyx, and Green) also filed counterclaims. On December 2, 2008, Westernbank filed a motion to dismiss the original counterclaims filed by the defendants Kachkar, Benkovitch, Green and Inyx pursuant to Fed.R.Civ.P. 12(b)(6). On January, 14, 2009, defendants Kachkar, Benkovitch, Inyx and Green filed amended answers to Westernbank’s First Amended Complaint and Kachkar, Benkovitch and Inyx filed amended counterclaims. Defendant Green withdrew his counterclaim against Westernbank for alleged defamation. The Amended Counterclaims can be categorized into five distinct groups. The primary set of counterclaims, raised by Inyx, Kachkar, and Benkovitch, seeks enforcement of an alleged “oral forbearance and workout agreement” between Westernbank, Inyx, Kachkar, and Benkovitch related to approximately $142 million in loans that Westenbank had made to Inyx and its subsidiaries under various written loan agreements. The second subject of the counterclaims is the claim brought by Inyx alleging that Westernbank breached the agreements and otherwise breached an implied covenant of good faith and fair dealing by not giving Inyx ten days to pay the amounts then outstanding (approximately $140 million), and by abruptly placing Inyx into administration in the United Kingdom. The third set of counterclaims involves allegations that Westernbank either breached a confidentiality agreement relating to Kachkar’s supposed business relationship with Mr. Saadi Gadhafi, or tortiously interfered with that relationship. A fourth set of counterclaims revolves around the allegation that Westernbank breached an unwritten escrow agreement allegedly entered into on or about the 20th of June, 2007. The fifth and final set of counterclaims is composed of Kachkar and Benkovitch’s claims relating to their real estate in Florida, with respect to which they raise claims of conversion, rescission of instruments, slander of title, and violations of Florida’s Deceptive and Unfair Trade Practices Act. On February, 18, 2009, Westernbank filed another motion to dismiss the amended counterclaims pursuant to Fed.R.Civ.P. 12(b)(6). Discovery in the case is currently ongoing. The Company intends to vigorously defend the counterclaims.

Inyx, Inc., et al. v. Westernbank Puerto Rico, et al, Case No. 07-22140-Civ-Cooke: Westernbank is also currently defending two lawsuits filed by Inyx. (“Inyx”) and persons associated with Inyx, which have been consolidated into one lawsuit before the United States District Court for the Southern District of Florida. Both lawsuits were originally filed in the Circuit Court for the 11th Judicial Circuit in and for Miami-Dade County, Florida and were then removed to federal court by Westernbank. Plaintiffs Jack Kachkar and Victoria Benkovitch filed their complaint against Westernbank on July 23, 2007. They contend that they should not have to perform under, and should be excused from, personal guarantees, security agreements and asset pledges they provided to Westernbank because Westernbank allegedly did not perform an oral agreement which allegedly modified the aforementioned written agreements. Plaintiff Inyx, Inc. filed its complaint against Westernbank, the Company, and certain current and former officers of Westernbank on August 17, 2007. Inyx alleges that a promissory note and mortgage that Inyx provided to Westernbank should be rescinded, and that Inyx should be awarded damages, because Westernbank allegedly did not perform an oral agreement to refrain from collecting on loans made to Inyx and its subsidiaries and also to provide Inyx with additional financing. On or about August 24, 2007, Westernbank, the Company and the individual defendants moved to dismiss or transfer the Kachkar and Benkovitch suit to the United States District Court for the District of Puerto Rico (the “District Court of Puerto Rico”). On December 23, 2008, the Court granted the motions to transfer and transferred both Florida lawsuits to the District Court of Puerto Rico where they are currently pending.
     The SEC has requested information and documentation relating to the Company’s loans to Inyx and the Company has provided that information and the documents to the SEC Staff on a voluntary basis.
     The Company, as a Puerto Rico chartered bank holding company, and its subsidiaries are each subject to extensive federal and local government supervision and regulation relating to its bank holding company status and the banking and insurance businesses. There are laws and regulations that restrict transactions between the Company and its subsidiaries. In addition, the Company benefits from favorable tax treatment of activities relating to the Westernbank’s International Division. Any change in such regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the applicable local legislature, could have a substantial impact on the companies’ operations.
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
     Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $375.0 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. There can be no assurance that the Commissioner will not take further actions on this issue.
     At December 31, 2007, the Company is obligated under non-cancelable operating leases for banking premises. Certain leases contain escalation clauses providing for increased rental. Rent expense, including the proportionate share of maintenance expenses of common areas, administrative expenses, property taxes, utilities and insurance expenses, amounted to $3,115,000, $2,700,000, and $2,928,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

     The projected minimum rental payments under the leases with initial or remaining terms of more than one year, without considering renewal options, and expiring through 2025 are as follows:

Year Ending	Minimum
December 31,	Rent
(In thousands)
2008	$2,193
2009	1,756
2010	1,466
2011	1,290
2012	821
Thereafter	2,620

Total	$10,146

14.	RETIREMENT BENEFIT PLANS:
     The Company has a non-contributory deferred profit-sharing plan, covering substantially all of its employees, which provides for retirement and disability benefits. The Company’s contribution to the profit-sharing plan is discretionary. The Company’s contributions for the years ended December 31, 2007, 2006 and 2005 were $250,000 for each year.
     The Company has a defined contribution plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company who have one year of service and are twenty-one years or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to the maximum deferral amount specified by local law. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company’s contributions plus actual earnings thereon are 100 percent vested after three years of credited service. In case of death or disability, a participant or his/her beneficiary will be 100 percent vested regardless of the number of years of credited service. The Company’s contributions for the years ended December 31, 2007, 2006 and 2005, amounted to $565,000, $595,000 and $434,000, respectively.
15.	MINIMUM REGULATORY CAPITAL REQUIREMENTS:
     The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. Westernbank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and by the Office of the Commissioner of Financial Institutions of Puerto Rico. On October 3, 2008, the Congress of the United States of America approved the Emergency Economic Stabilization Act of 2008, pursuant to which, among other things, the amount of deposit insurance, excluding Individual Retirement Accounts (“IRAs”), provided by the Federal Deposit Insurance Corporation (the “FDIC”) was temporarily increased from $100,000 to $250,000 per depositor until December 31, 2009. Westernbank’s deposits, including Individual Retirement Accounts (“IRAs”), are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC, up to $250,000 per depositor. In addition, on November 21, 2008, the FDIC issued a final rule regarding the Temporary Liquidity Guarantee Program (“TLGP”). Under the TLGP, the FDIC provides full insurance coverage of non-interest bearing deposit transaction accounts of participating institutions until December 31, 2009 and guaranties of qualifying senior unsecured debt. Westernbank has opted into both portions of the TLGP.
     The Federal Reserve Board has established guidelines regarding the capital adequacy of bank holding companies, such as the Company. These requirements are substantially similar to those adopted by the FDIC for depository institutions, such as Westernbank, as set forth below.
     The Company (on a consolidated basis) and Westernbank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Westernbank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Westernbank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off- balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Westernbank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and Westernbank meet all capital adequacy requirements to which they are subject.
     The Company’s and Westernbank’s actual capital amounts and ratios as of December 31, 2007 and 2006, are also presented in the table below:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007:

Total Capital to Risk Weighted Assets:
Consolidated	$1,028,775	9.06%	$908,293	8%	N/A	N/A
Westernbank	1,008,782	8.89	907,287	8	$1,134,109	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$884,424	7.79%	$454,146	4%	N/A	N/A
Westernbank	864,605	7.62	453,585	4	$680,377	6%

Tier I Capital to Average Assets:
Consolidated	$884,424	4.90%	$721,576	4%	N/A	N/A
Westernbank	864,605	4.82	718,115	4	$897,644	5%

As of December 31, 2006:

Total Capital to Risk Weighted Assets:
Consolidated	$1,279,015	11.92%	$858,515	8%	N/A	N/A
Westernbank	1,201,722	11.22	857,085	8	$1,071,357	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$1,144,033	10.66%	$429,257	4%	N/A	N/A
Westernbank	1,066,960	9.96	428,543	4	$642,814	6%

Tier I Capital to Average Assets:
Consolidated	$1,144,033	6.76%	$676,966	4%	N/A	N/A
Westernbank	1,066,960	6.34	673,630	4	$842,037	5%
     In December 2007, the Company made a $60.0 million capital infusion to Westernbank.
     Westernbank was considered adequately capitalized under the FDIC’s Capital Adequacy Guidelines as of December 31, 2007 and well-capitalized under the FDIC’s Capital Adequacy Guidelines as of December 31, 2006. To be categorized as well capitalized, an institution must meet or exceed minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table above. See Note 26 for disclosures regarding regulatory matters which could impact minimum capital requirements.
     The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. Management believes that the Company will continue to meet its capital requirements and its cash obligations as they become due.
     The principal source of income and funds for the Company are dividends from its subsidiaries. Federal and Puerto Rico banking regulations place certain restrictions on dividends paid and loans or advances made by Westernbank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of Westernbank, and loans or advances are limited to 10 percent of Westernbank’s capital stock and surplus on a secured basis.

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
     During years 2007, 2006 and 2005, the Company issued 8,404 shares; 7,521 shares; and 1,122 shares (as adjusted to reflect the reverse stock split declared on November 14, 2008 and effective on December 1, 2008, see Note 26) of common stock, respectively, upon the exercise of stock options by several of the Company’s executive officers (see Note 17).
     The Company has issued the following non-cumulative, monthly income preferred stock:

			Issuance
			Price and
			Liquidation		Proceeds From
Issuance		Dividend	Preference	Shares	Issuance, Net of	Issuance
Year	Type of Preferred Stock	Rate	Per Share	Issued	Issuance Costs	Costs

1998	Convertible, 1998 Series A	7.125%	$25	1,219,000	$ 29,143,000	$ 1,332,000
1999	Non-convertible, 1999 Series B	7.250	25	2,001,000	48,273,000	1,752,000
2001	Non-convertible, 2001 Series C	7.600	25	2,208,000	53,103,000	2,097,000
2001	Non-convertible, 2001 Series D	7.400	25	1,791,999	43,238,000	1,562,000
2002	Non-convertible, 2002 Series E	6.875	25	1,725,000	41,463,000	1,662,000
2003	Non-convertible, 2003 Series F	6.700	25	4,232,000	102,192,000	3,608,000
2003	Non-convertible, 2003 Series G	6.900	25	2,640,000	63,671,000	2,329,000
2004	Non-convertible, 2004 Series H	6.700	50	2,675,500	129,311,000	4,464,000
2005	Non-convertible, 2004 Series H	6.700	50	401,300	19,450,000	615,000

	Total			18,893,799	$529,844,000	$19,421,000

     The preferred stock ranks senior to the Company’s common stock as to dividends and liquidation rights. Each share of the 1998 Series A preferred stock is convertible, at the holder’s option, at any time on or after the 90th day following the issue date, into .995 shares of the Company’s common stock, subject to adjustment upon certain events. The per share conversion ratio equates to a price of $355.98 (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008, stock splits and stock dividends declared) per share of common stock.
     During 2006 and 2005, 3,550 shares and 35,292 shares, respectively, of the convertible preferred stock 1998 Series A were converted into 248 shares and 2,465 shares (as adjusted) of common stock, respectively. During 2007, there were no shares of the convertible preferred stock 1998 Series A converted into shares of common stock. At December 31, 2007 and 2006, the Company had outstanding 481,910 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A.

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

	Redemption Price per Share
December 31,	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H

2008	$25.00	$25.00	$25.00	$25.00	$25.25	$25.50	$25.50	$—
2009	25.00	25.00	25.00	25.00	25.00	25.25	25.25	51.00
2010	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.50
2011 and thereafter	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.00
17. STOCK COMPENSATION PLANS:
     The Company has two shareholders-approved stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. Under the 1999 Qualified Option Plan, options for up to 294,953 shares (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008, and for stock splits and stock dividends declared) of common stock can be granted. Also, options for up to 294,953 shares (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008, and for stock splits and stock dividends declared) of common stock, reduced by any share issued under the 1999 Qualified Option Plan can be granted under the 1999 Nonqualified Option Plan. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. The options become fully exercisable after five years following the grant date and the maximum contractual term of the options is ten years. The Company’s policy is to issue new shares when share options are exercised. The Plans provide for a proportionate adjustment in the exercise price and the number of shares that can be purchased in the event of a stock split, reclassification of stock and a merger or reorganization. No options have been granted under the 1999 Nonqualified Option Plan.
     The activity in outstanding stock options (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008, see Note 26) under the 1999 Qualified Option Plan for the years ended December 31, 2007, 2006 and 2005, is set forth below.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	154,174	$192.00	156,906	$189.50	142,228	$151.00
Options granted	9,800	164.01	9,700	298.00	15,800	532.50
Options excercised	(8,404)	148.64	(7,521)	142.50	(1,122)	142.50
Options forfeited	(16,350)	403.07	(4,911)	392.00	—	—

End of year	139,220	$169.12	154,174	$192.00	156,906	$189.50

     The Company has various exercise prices for stock options granted, all of them granted at different dates under the 1999 Qualified Option Plan. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2007:

				Weighted
				Average
	Number of Options			Remaining
	Vested or			Contractual
Exercise Prices	Outstanding	Expected to Vest	Exercisable	Life (Years)
$142.50(1) (2)	117,690	117,690	117,690	2.09
$167.50(1) (2)	1,756	1,756	1,756	3.38
$338.50(1) (2)	2,224	2,224	2,224	4.55
$150.00 (1)	8,900	8,900	—	9.68
$302.50 (1)	900	900	—	9.09
$312.50 (1)	700	140	140	8.92
$450.00 (1)	250	250	100	7.95
$535.50 (1)	6,800	6,620	2,720	7.56

Total	139,220	138,480	124,630	3.00

Aggregate Intrinsic Value	$—	$—	$—

(1)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008. See Note 26.

(2)	Adjusted to reflect the three-for-two stock split and 2% stock dividend declared in December 2004 and distributed on January 10, 2005, the three-for-two stock split and 2% stock dividend declared in November 2003 and distributed on December 10, 2003, and the three-for-two stock split declared on June 17, 2002 and distributed on July 10, 2002.
     The Company granted 9,800; 9,700; and 15,800 stock options (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) during 2007, 2006 and 2005, respectively. The weighted average of the fair value of the stock options granted in years 2007, 2006 and 2005 was $25.50; $298.00 and $204.50 per stock option (as adjusted), respectively. The fair value was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (1) the dividend yield was 7.98% in 2007 (3.47% in 2006 and 1.81% in 2005); (2) the expected life was 7 years based on historical experience; (3) the expected volatility was 44% in 2007 (39% in 2006 and 2005) and was obtained from published external information; and, (4) the risk-free interest rate was 4.41% in 2007 (4.68% in 2006 and 4.09% in 2005). The weighted average of the exercise price of the stock options and the market price of the stock at the grant date was $164.01 in 2007 ($298.00 in 2006 and $532.50 in 2005) and $129.00 in 2007 ($279.00 in 2006 and $527.50 in 2005) (as adjusted), respectively.
     The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $1,155,000, $1,827,000 and $462,000, respectively. The total fair value of options vested for the years ended December 31, 2007, 2006 and 2005 was $285,000, $661,000, and $1,062,000, respectively.

     Stock-based employee compensation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $207,000, $675,000 and $564,000, respectively. This compensation expense is non deductible for income tax purposes. At December 31, 2007, there was $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1999 Qualified Option Plan. The cost is expected to be recognized as follows:

Year Ending	Amount
December 31,	(In thousands)
2008	$348
2009	348
2010	228
2011	65
2012	25

Total	$1,014

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
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. At December 31, 2007, the Company had an allowance for losses on unfunded loan commitments totaling $1.1 million included in “Accrued expenses and other liabilities” in the accompanying consolidated financial statements. At December 31, 2006, there was no such allowance for unfunded loan commitments as the exposure was not considered significant.
     Commercial letters of credit are conditional commitments issued by the Company on behalf of a customer authorizing a third party to draw drafts on the Company up to a stipulated amount and with specified terms and conditions.
     The Company issues financial standby letters of credit to guarantee the performance of various customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then, upon their request, the Company would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN No. 45, at December 31, 2007 and 2006, the Company recorded a liability of $370,000 and $106,000, respectively, which represents the fair value of the obligation undertaken to stand ready to perform in issuing the guarantees under the standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and recognized over the commitment period. The contract amounts in standby letters of credit outstanding at December 31, 2007 and 2006, shown in the table below, represent the maximum potential amount of future payments the Company could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Company’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Company has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these standby letters of credit.
     The contract amount of financial instruments, whose amounts represent credit risk at December 31, was as follows:

	2007	2006
	(In thousands)
Commitments to extend credit:
Fixed rates	$8,424	$11,551
Variable rates	619,627	591,862
Unused lines of credit:
Commercial	244,153	267,581
Credit cards and other	121,730	131,047
Standby letters of credit	38,385	28,896
Commercial letters of credit	6,047	8,337

Total	$1,038,366	$1,039,274

     For the years ended December 31, 2007, 2006 and 2005, the Company did not record any loss allowances in connection with risks involved in off-balance sheet credit-related financial instruments, other than the allowance for losses on unfunded loan commitments recorded in 2007. At December 31, 2007 and 2006, there were no additional off-balance sheet credit-related financial instruments other than those mentioned above.
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

     The Company utilizes interest rate swaps (“CD Swaps”) to convert a portion of its fixed-rate brokered certificates of deposit (“CDs”) or firm commitments to originate fixed-rate brokered CDs to a variable rate. The purpose of entering into these CD swaps is to hedge the risk of changes in the fair value of certain brokered CDs or firm commitments to originate brokered CDs attributable to changes in the LIBOR rate (interest rate risk). The hedged brokered CDs are typically structured with terms of 3 to 20 years with a call option on the Company’s part, but no surrender option for the CD holder, other than for death or disability. The extended term of the brokered CDs minimizes liquidity risk while the option to call the CDs after the first year provides the Company with funding flexibility.
     On January 3, 2006, the Company redesignated most of its CD Swaps relating to certain CDs utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship is effective, the changes in the fair value of both the hedged items (the CDs) and the interest rate swaps are recorded through earnings. At December 31, 2007 and 2006, the notional amount of these CD Swaps and the principal balance of the hedged CDs amounted to $470,176,000 and $516,020,000, respectively.
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
     The Company enters into interest rate swap agreements with certain commercial loan borrowers. The Company enters into offsetting interest rate swap agreements with major broker dealer companies to manage its interest rate exposure in the interest rate swap agreements entered into with the commercial loan borrowers. Any receivable position in the interest rate swap agreement with the commercial loan borrower is cross-guaranteed with the commercial loan collateral. Since both interest rate swap agreements do not qualify for hedging accounting, these derivative instruments are marked to market through earnings. At December 31, 2007, the notional amount of these interest rate swaps amounted to $345,260,000. No interest rate swaps were outstanding as of December 31, 2006.
     The Company has also entered into amortizing interest rate caps as an intermediary on behalf of its commercial customers and simultaneously has entered into offsetting positions under the same terms and conditions thus minimizing its market and credit risks. Changes in the fair value of these caps are recorded through earnings and the contract value was included as other assets and other liabilities. At December 31, 2007, the notional amount of these interest rate caps amounted to $86,700,000. No interest rate caps were outstanding as of December 31, 2006.

     Information pertaining to the notional amounts of the Company’s derivative financial instruments as of December 31, was as follows:

	Notional Amount
	2007	2006
	(In thousands)
Fair value hedge:
CD swaps	$470,176	$516,020

Derivatives not designated as hedge:
CD swaps	$52,719	$26,747
Interest rate swaps (unmatched portion)	38,880	26,508
Interest rate swaps with commercial loan borrower	172,630	—
Interest rate swaps used to offset exposure of interest rate swap with commercial loan borrower	172,630	—
Interest rate cap with commercial loan borrower	43,350	—
Interest rate cap used to offset exposure of interest rate cap with commercial loan borrower	43,350	—
Embedded options on stock indexed deposits	78,819	96,783
Purchased options used to manage exposure to the stock market on stock indexed deposits	82,347	100,271

Total	$684,725	$250,309

     At December 31, 2007, the fair value of derivatives qualifying for fair value hedge represented an unrealized net loss of $2.6 million, which was recorded as an increase to “Accrued expenses and other liabilities” and the change in the fair value of the hedged deposits represented an unrealized loss of $6.6 million and was recorded as an increase to “Deposits” in the accompanying consolidated statement of financial condition.
     At December 31, 2007, the fair value of derivatives not qualifying for hedge accounting represented an unrealized net loss of $2.9 million, $29.5 million of which was recorded as an increase to “Other assets”, $24.7 million as an increase to “Deposits”, and $7.7 million as an increase to “Accrued expenses and other liabilities”, in the accompanying consolidated statement of financial condition.
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
     At December 31, 2006, the fair value of derivatives not qualifying for hedge accounting represented an unrealized net loss of $7.9 million, $18.7 million of which was recorded as an increase to “Other assets”, $25.0 million as an increase to “Deposits”, and $1.6 million as an increase to “Accrued expenses and other liabilities”, in the accompanying consolidated statement of financial condition.

     A summary of the types of swaps used, excluding those used to manage exposure to the stock market, and their terms at December 31, follows:

	2007	2006
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$734,405	$569,275
Weighted average receive rate at period end	5.04%	4.90%
Weighted average pay rate at period end (100% floating rate over three month LIBOR, plus a spread ranging from minus .40% to plus .03%)	5.00%	5.34%

Pay fixed/receive floating:
Notional amount	$172,630	$—
Weighted average receive rate at period end (100% floating rate over one or three month LIBOR)	5.09%	—
Weighted average pay rate at period end	5.30%	—
     The changes in notional amount of swaps outstanding during the years ended December 31, follows:

	2007	2006
	(In thousands)
Beginning balance	$569,275	$652,529
New swaps	345,260	—
Called and matured swaps	(7,500)	(83,254)

End balance	$907,035	$569,275

     At December 31, 2007, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Interest Rate	Embedded	Purchased
December 31,	Swaps	Caps	Options	Options
		(In thousands)
2008	$—	$—	$20,046	$21,571
2009	80,371	—	26,674	27,868
2010	222,983	—	16,015	16,469
2011	30,000	—	8,027	8,205
2012	94,406	86,700	8,057	8,234
Thereafter	479,275	—	—	—

Total	$907,035	$86,700	$78,819	$82,347

     Swap agreements amounting to $546,275,000 at December 31, 2007, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that the Company has purchased on the certificates of deposit).
     At December 31, 2007, the carrying value of the specific collateral held by the counterparties consisted of investment securities with a carrying value of $36,860,000.

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
     • Investment Securities Available for Sale, Held to Maturity and Trading Securities — The fair values of investment securities available for sale, held to maturity and trading securities are estimated based on quotations received from pricing service firms and/or securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
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
     The estimated fair values of the Company’s financial instruments at December 31, were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and due from banks	$153,473	$153,473	$105,027	$105,027
Federal funds sold and resell agreements	886,700	886,079	950,573	935,206
Interest-bearing deposits in banks	56,287	56,287	21,060	21,060
Investment securities available for sale	479,001	479,001	20,541	20,541
Investment securities held to maturity	6,598,197	6,532,930	7,007,579	6,794,259
FHLB stock	49,453	49,453	37,982	37,982
Residential mortgage loans held for sale	6,500	6,500	11,379	11,379
Loans (excluding allowance for loan losses)	9,548,631	9,552,287	8,756,357	8,730,668
Accrued interest receivable	105,377	105,377	120,311	120,311
Mortgage servicing rights	3,033	3,033	3,026	3,026
Derivatives, included in assets	29,482	29,482	18,655	18,655
Other	671	671	1,324	1,324

Financial Liabilities:
Deposits:
Non-interest bearing	317,753	317,753	373,634	373,634
Interest bearing	10,011,456	10,164,807	8,821,064	8,808,894
Embedded options on deposits	24,664	24,664	25,023	25,023
Federal funds purchased and repurchase agreements	6,146,693	6,163,790	6,320,481	6,317,333
Advances from FHLB	102,000	104,074	127,000	128,450
Mortgage note payable	35,465	36,190	35,968	37,578
Accrued interest payable	172,916	172,916	153,387	153,387
Derivatives, included in liabilities	10,362	10,362	11,255	11,255
Other	12,210	12,210	11,254	11,254

Off-Balance Sheet Credit Related Financial Instruments:

Liabilities:
Commitments to extend credit	—	5,168	—	5,402
Unused lines of credit:
Commercial	680	680	792	792
Credit cards and other	164	164	186	186
Commercial letters of credit	370	370	106	106
21. RESERVE FUND:
     The Banking Law of Puerto Rico requires that a reserve fund be established by Westernbank and that annual transfers of at least 10% of its net income be made, until such reserve fund equals its total paid-in capital on common and preferred shares. Such transfers restrict its retained earnings, which would otherwise be available for dividends.

22. QUARTERLY FINANCIAL DATA (UNAUDITED):
     The following is a summary of the unaudited quarterly financial condition and results of operations (in thousands, except for per share data):

	(As Previously
	Reported)	(As Restated) (2)
2007	March 31		June 30	September 30	December 31
Total interest income	$267,391	$264,141	$271,447	$270,915	$263,686
Total interest expense	185,457	185,457	196,894	202,785	199,990

Net interest income	81,934	78,684	74,553	68,130	63,696
Provision for loan losses	16,000	34,481	73,404	21,703	147,974

Net interest income (loss) after provision for loan losses	65,934	44,203	1,149	46,427	(84,278)
Total noninterest income	11,008	11,008	11,131	13,262	12,397
Total noninterest expenses	(35,013)	(35,013)	(35,808)	(44,670)	(47,918)

Income (loss) before income taxes	41,929	20,198	(23,528)	15,019	(119,799)
Provision (credit) for income taxes	13,209	7,491	(3,475)	4,803	(48,591)

Net income (loss)	$28,720	$12,707	$(20,053)	$10,216	$(71,208)

Earnings (loss) per common share:
Basic (1)	$5.92	$1.06	$(8.88)	$0.30	$(24.39)

Diluted (1)	$5.82	$1.04	$(8.88)	$0.30	$(24.39)

	(As		(As		(As		(As
	Previously	(As	Previously	(As	Previously	(As	Previously	(As
	Reported)	Restated) (2)	Reported)	Restated) (2)	Reported)	Restated) (2)	Reported)	Restated) (2)
2006	March 31		June 30		September 30		December 31
Total interest income	$230,929	$228,703	$242,957	$240,592	$258,049	$255,373	$268,290	$265,122
Total interest expense	152,369	152,369	167,049	167,049	179,046	179,046	182,955	182,955

Net interest income	78,560	76,334	75,908	73,543	79,003	76,327	85,335	82,167
Provision for loan losses	7,000	7,606	18,250	17,722	11,300	37,819	28,000	27,733

Net interest income after provision for loan losses	71,560	68,728	57,658	55,821	67,703	38,508	57,335	54,434
Total noninterest income	9,184	9,184	7,634	7,634	10,191	10,191	10,089	10,089
Total noninterest expenses	(29,411)	(29,411)	(30,623)	(30,623)	(30,437)	(30,437)	(34,047)	(34,047)

Income before income taxes	51,333	48,501	34,669	32,832	47,457	18,262	33,377	30,476
Provision for income taxes	15,943	16,942	12,927	15,645	21,915	18,320	15,520	19,585

Net income (loss)	$35,390	$31,559	$21,742	$17,187	$25,542	$(58)	$17,857	$10,891

Earnings (loss) per common share:
Basic (1)	$7.97	$6.80	$3.81	$2.42	$4.96	$(2.82)	$2.62	$0.51

Diluted (1)	$7.75	$6.62	$3.72	$2.37	$4.87	$(2.82)	$2.57	$0.50

				(As Previously
				Reported)	(As Restated)
2005	March 31	June 30	September 30	December 31
Total interest income	$178,310	$194,400	$205,347	$217,272	$215,148
Total interest expense	99,929	115,313	126,579	141,926	141,926

Net interest income	78,381	79,087	78,768	75,346	73,222
Provision for loan losses	6,000	5,000	6,000	14,000	63,006

Net interest income after provision for loan losses	72,381	74,087	72,768	61,346	10,216
Total noninterest income	5,711	21,163	2,138	6,808	6,808
Total noninterest expenses	(24,271)	(27,525)	(27,584)	(28,850)	(28,850)

Income (loss) before income taxes	53,821	67,725	47,322	39,304	(11,826)
Provision (credit) for income taxes	8,020	15,699	12,232	9,135	(2,404)

Net income (loss)	$45,801	$52,026	$35,090	$30,169	$(9,422)

Earnings (loss) per common share:
Basic (1)	$11.13	$13.05	$7.88	$6.38	$(5.68)

Diluted (1)	$10.73	$12.62	$7.64	$6.21	$(5.68)

(1)	As adjusted for the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

(2)	See Note 25.
     Decreases in net interest income for the first, third and fourth quarters of 2007 and the increases in the provision for loan losses for the second and fourth quarters of 2007 were mainly attributed to higher impaired and non-performing loans during the quarters, mainly attributed to the construction loan portfolio and the asset-based lending loan portfolio of the Company. The decrease in the provision for loan losses in the third quarter of 2007 was mainly due to the impact of the Inyx loan which mainly affects periods before the third quarter of 2007 (see Note 25).
     The increases in the provision for loan losses for the second, third and fourth quarters of 2006 and for the fourth quarter of 2005 were attributed to higher impaired and non-performing loans during the quarters, mainly attributed to the loan portfolio of the Company’s asset-based lending division, which includes the impact of the Inyx loan (see Note 25).
     The changes in total noninterest income for the quarterly periods ended 2005 were mainly attributed to the change in the fair value during the period of certain interest rate swaps not designated as hedge on a portion of the Company’s brokered deposits.

     The increases in noninterest expenses in the third and fourth quarters of 2007 were mainly attributed to legal, accounting and consulting fees associated with the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other related legal and regulatory proceedings.
     The changes in the provision (credit) for income taxes for 2007 were mainly attributed to the effect of income taxes which related to unrecognized tax benefits as required by FIN No. 48 (see Note 11) and the decrease in taxable income. The increase in the provision for income taxes in proportion to income before income taxes (the effective income tax rate) for the 2006 quarters is attributed to three factors. First, on May 13, 2006, with an effective date of January 1, 2006, the Puerto Rico legislature approved Law No. 89, which imposes an additional 2.0% tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. Therefore, Westernbank was then subject to a maximum statutory tax rate of 43.5%. This transitory income tax of 2% amounted to $3.0 million for the year ended December 31, 2006 (see Note 11). Second, the increase in the Company’s taxable income derived from the increase in its loan portfolio changed the proportion between exempt and taxable income, therefore increasing the Company’s effective tax rate. Third, for the year ended December 31, 2006, the Company accrued $10.2 million for income tax contingencies (see Note 11).
2007 Quarterly Condensed Consolidated
Statements of Financial Condition

	As of
	March 31		June 30	September 30	December 31
	2007		2007	2007	2007
	(As Previously
	Reported)	(As Restated) (2)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$107,847	$107,847	$99,334	$94,492	$153,473
Money market instruments:
Federal funds sold and resell agreements	809,502	809,502	707,150	817,220	886,700
Interest-bearing deposits in banks	9,540	9,540	26,447	84,771	56,287
Investment securities available for sale	21,565	21,565	509,265	490,894	479,001
Investment securities held to maturity	7,273,193	7,273,193	7,081,467	6,903,227	6,598,197
Federal Home Loan Bank stock, at cost	33,482	33,482	32,682	34,662	49,453
Residential mortgage loans held for sale	4,135	4,135	5,490	3,398	6,500
Loans, net	8,932,413	8,823,892	8,960,055	9,174,111	9,209,911
Accrued interest receivable	114,998	113,892	118,384	116,049	105,377
Foreclosed real estate held for sale, net	6,223	6,223	8,465	9,375	10,971
Premises and equipment, net	125,866	125,866	127,111	128,833	129,591
Deferred income taxes, net	54,869	66,681	83,492	87,842	134,177
Other assets	55,661	55,661	69,853	95,206	107,073

TOTAL	$17,549,294	$17,451,479	$17,829,195	$18,040,080	$17,926,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$328,776	$328,776	$339,248	$320,804	$317,753
Interest-bearing and related accrued interest payable	9,631,248	9,631,248	9,601,619	10,011,670	10,178,748

Total deposits	9,960,024	9,960,024	9,940,867	10,332,474	10,496,501
Federal funds purchased and repurchase agreements	6,052,049	6,052,049	6,494,477	6,329,474	6,146,693
Advances from Federal Home Loan Bank	102,000	102,000	102,000	102,000	102,000
Borrowings under line of credit	32,500	32,500	34,030	—	—
Mortgage note payable	35,836	35,836	35,717	35,596	35,465
Advances from borrowers for taxes and insurance	8,236	8,236	10,455	8,511	11,539
Accrued expenses and other liabilities	127,758	126,500	118,065	148,405	138,277

Total liabilities	16,318,403	16,317,145	16,735,611	16,956,460	16,930,475

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	18,157	18,157	18,157	18,157	18,157
Common stock (1)	3,298	3,298	3,298	3,298	3,298
Paid-in capital (1)	869,825	869,825	869,953	870,031	870,128
Retained earnings:
Reserve fund	89,269	79,613	78,389	78,395	78,389
Undivided profits	249,288	162,387	126,496	119,646	31,383
Accumulated other comprehensive income (loss), net	1,054	1,054	(2,709)	(5,907)	(5,119)

Total stockholders’ equity	1,230,891	1,134,334	1,093,584	1,083,620	996,236

TOTAL	$17,549,294	$17,451,479	$17,829,195	$18,040,080	$17,926,711

(1)	As adjusted for the one-for-fifty reverse stock split approved on November 7, 2009 and effective on December 1, 2008.

(2)	See Note 25.

2006 Quarterly Condensed Consolidated
Statements of Financial Condition

	As of
	March 31		June 30
	2006		2006
	(As Previously		(As Previously
	Reported)	(As Restated) (2)	Reported)	(As Restated) (2)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$81,508	$81,508	$118,501	$118,501
Money market instruments:
Federal funds sold and resell agreements	776,415	776,415	931,497	931,497
Interest-bearing deposits in banks	70,042	70,042	39,056	39,056
Trading securities	1,613	1,613	1,608	1,608
Investment securities available for sale	3,231	3,231	23,266	23,266
Investment securities held to maturity	7,401,352	7,401,352	6,979,875	6,979,875
Federal Home Loan Bank stock, at cost	42,968	42,968	43,562	43,562
Residential mortgage loans held for sale	1,687	1,687	2,320	2,320
Loans, net	8,023,162	7,969,937	8,179,525	8,124,486
Accrued interest receivable	102,007	101,269	112,333	111,572
Foreclosed real estate held for sale, net	4,003	4,003	4,725	4,725
Premises and equipment, net	118,961	118,961	120,537	120,537
Deferred income taxes, net	42,395	52,936	46,964	54,787
Other assets	44,807	44,807	51,192	51,192

TOTAL	$16,714,151	$16,670,729	$16,654,961	$16,606,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$288,500	$288,500	$305,992	$305,992
Interest-bearing and related accrued interest payable	8,639,353	8,639,353	8,515,168	8,515,168

Total deposits	8,927,853	8,927,853	8,821,160	8,821,160
Federal funds purchased and repurchase agreements	6,245,713	6,245,713	6,313,993	6,313,993
Advances from Federal Home Loan Bank	162,000	162,000	157,000	157,000
Mortgage note payable	36,310	36,310	36,201	36,201
Advances from borrowers for taxes and insurance	6,314	6,314	8,450	8,450
Accrued expenses and other liabilities	123,571	123,571	100,690	100,690

Total liabilities	15,501,761	15,501,761	15,437,494	15,437,494

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock	18,157	18,157	18,157	18,157
Common stock (1)	3,285	3,285	3,290	3,290
Paid-in capital (1)	867,506	867,506	868,299	868,299
Retained earnings:
Reserve fund	79,946	75,604	83,019	78,221
Undivided profits	243,506	204,426	245,140	201,961
Accumulated other comprehensive loss, net	(10)	(10)	(438)	(438)

Total stockholders’ equity	1,212,390	1,168,968	1,217,467	1,169,490

TOTAL	$16,714,151	$16,670,729	$16,654,961	$16,606,984

(1)	As adjusted for the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
(2)	See Note 25.

2006 Quarterly Condensed Consolidated
Statements of Financial Condition

	As of
	September 30		December 31
	2006		2006
	(As Previously		(As Previously
	Reported)	(As Restated) (2)	Reported)	(As Restated) (2)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$92,243	$92,243	$105,027	$105,027
Money market instruments:
Federal funds sold and resell agreements	841,716	841,716	950,573	950,573
Interest-bearing deposits in banks	15,472	15,472	21,060	21,060
Investment securities available for sale	20,998	20,998	20,541	20,541
Investment securities held to maturity	7,011,611	7,011,611	7,007,579	7,007,579
Federal Home Loan Bank stock, at cost	42,932	42,932	37,982	37,982
Residential mortgage loans held for sale	7,298	7,298	11,379	11,379
Loans, net	8,454,621	8,370,536	8,641,023	8,554,177
Accrued interest receivable	111,737	110,828	121,360	120,311
Foreclosed real estate held for sale, net	5,433	5,433	5,917	5,917
Premises and equipment, net	122,420	122,420	124,648	124,648
Deferred income taxes, net	48,470	59,887	51,338	58,689
Other assets	56,930	56,930	56,261	56,261

TOTAL	$16,831,881	$16,758,304	$17,154,688	$17,074,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$315,088	$315,088	$373,634	$373,634
Interest-bearing and related accrued interest payable	8,698,018	8,698,018	8,963,429	8,963,429

Total deposits	9,013,106	9,013,106	9,337,063	9,337,063
Federal funds purchased and repurchase agreements	6,315,566	6,315,566	6,320,481	6,320,481
Advances from Federal Home Loan Bank	137,000	137,000	127,000	127,000
Mortgage note payable	36,090	36,090	35,968	35,968
Advances from borrowers for taxes and insurance	7,284	7,284	9,862	9,862
Accrued expenses and other liabilities	96,152	96,152	96,427	96,427

Total liabilities	15,605,198	15,605,198	15,926,801	15,926,801

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock	18,157	18,157	18,157	18,157
Common stock (1)	3,290	3,290	3,290	3,290
Paid-in capital (1)	868,478	868,478	868,680	868,680
Retained earnings:
Reserve fund	85,523	78,165	86,442	78,389
Undivided profits	251,137	184,918	251,034	178,543
Accumulated other comprehensive income, net	98	98	284	284

Total stockholders’ equity	1,226,683	1,153,106	1,227,887	1,147,343

TOTAL	$16,831,881	$16,758,304	$17,154,688	$17,074,144

(1)	As adjusted for the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
(2)	See Note 25.

2005 Quarterly Condensed Consolidated
Statements of Financial Condition

	As of
	March 31	June 30	September 30	December 31
	2005	2005	2005	2005
				(As Previously
				Reported)	(As Restated) (2)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$100,856	$105,692	$95,583	$97,612	$97,612
Money market instruments:
Federal funds sold and resell agreements	954,311	757,580	792,741	746,539	746,539
Interest-bearing deposits in banks	60,911	54,816	105,613	57,116	57,116
Investment securities available for sale	5,062	2,192	680	5,166	5,166
Investment securities held to maturity	6,948,043	6,904,828	6,987,013	7,074,025	7,074,025
Federal Home Loan Bank stock, at cost	46,473	35,300	35,300	42,798	42,798
Residential mortgage loans held for sale	899	1,637	1,483	1,539	1,539
Loans, net	6,611,829	7,090,745	7,391,555	7,815,623	7,765,191
Accrued interest receivable	90,069	98,741	96,264	105,882	105,184
Foreclosed real estate held for sale, net	3,849	3,134	4,096	4,137	4,137
Premises and equipment, net	110,125	111,791	114,656	117,623	117,623
Deferred income taxes, net	36,821	33,241	37,266	41,111	52,650
Other assets	39,107	54,137	46,676	42,693	42,693

TOTAL	$15,008,355	$15,253,834	$15,708,926	$16,151,864	$16,112,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$263,822	$294,264	$288,929	$277,099	$277,099
Interest-bearing and related accrued interest payable	6,815,449	7,215,089	7,611,202	8,098,510	8,098,510

Total deposits	7,079,271	7,509,353	7,900,131	8,375,609	8,375,609
Federal funds purchased and repurchase agreements	6,476,172	6,289,406	6,316,767	6,260,029	6,260,029
Advances from Federal Home Loan Bank	207,000	172,000	172,000	172,000	172,000
Mortgage note payable	36,744	36,645	36,544	36,432	36,432
Advances from borrowers for taxes and insurance	5,225	6,697	5,667	7,867	7,867
Accrued expenses and other liabilities	77,375	77,957	97,772	106,449	106,449

Total liabilities	13,881,787	14,092,058	14,528,881	14,958,386	14,958,386

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock	18,179	18,168	18,163	18,160	18,160
Common stock (1)	3,280	3,281	3,281	3,282	3,282
Paid-in capital (1)	866,433	866,483	866,669	866,938	866,938
Retained earnings:
Reserve fund	64,732	69,952	73,440	76,443	72,484
Undivided profits	174,149	203,928	218,507	228,648	193,016
Accumulated other comprehensive income (loss), net	(205)	(36)	(15)	7	7

Total stockholders’ equity	1,126,568	1,161,776	1,180,045	1,193,478	1,153,887

TOTAL	$15,008,355	$15,253,834	$15,708,926	$16,151,864	$16,112,273

(1)	As adjusted for the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
(2)	See Note 25.

23. SEGMENT INFORMATION:
     The Company’s management monitors and manages the financial performance of three reportable business segments, the traditional banking operations of Westernbank Puerto Rico, the activities of the division known as Westernbank International, which includes the activities of Westernbank Financial Center Corp. (“Westernbank International”) and the activities of a division known as Westernbank Business Credit (“WBC”), which specializes in asset-based commercial business lending. See also Note 25. During the first quarter of 2008, the WBC division, was integrated into the operations of the commercial loans department of Westernbank, under the name of Asset Based Lending Unit. Other operations of the Company not reportable in those segments include: Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income (loss) of its two wholly-owned subsidiaries.
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
     Westernbank International operates as an IBE under the International Banking Center Regulatory Act. Westernbank Financial Center Corp. was incorporated to carry out commercial lending and other related activities in the United States of America and commenced operations in February 2007. The operations of Westernbank Financial Center Corp, was largely inactive, and was closed during the third quarter of 2008. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2007 and 2006, and for the three year period ended December 31, 2007, substantially all of Westernbank International’s business activities consisted of investments in securities by the U.S. Government or U.S. sponsored agencies, money market instruments with entities located in the United States, certain asset-based loans originated by Westernbank Business Credit and a commercial loan collateralized with real estate originated by WFCC to entities principally located in the United States of America. Investment securities held by Westernbank International amounted to $2.38 billion and $1.95 billion at December 31, 2007 and 2006, respectively. These securities principally consisted of investment in U.S. Government agencies, FHLMC and FNMA. There are no investments in residual tranches. At December 31, 2007 and 2006, management concluded that there was no other-than-temporary impairment on Westernbank International’s investment securities portfolio (see Note 3). Money market instruments amounted to $589.3 million and $605.6 million at December 31, 2007 and 2006, respectively. Money market instruments include resell agreements and interest bearing deposits with other financial institutions.

     For the resell agreements, the Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement is equal to 102 percent of the related receivable, including interest (see Note 2). Loans receivable-net at December 31, 2007 and 2006 amounted to $79,035,000 and $271,781,000, respectively, and include foreign loans mainly to entities in Canada and in the United Kingdom, amounting to $3,395,000 and $109,328,000 at December 31, 2007 and 2006, respectively.
     Westernbank Business Credit Division’s business activities consist of commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment. Loans receivable, net held by Westernbank Business Credit, excluding those asset-based loans held by Westernbank International, as of December 31, 2007 and 2006 amounted to $899.1 million and $1.01 billion, respectively.
     Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     Substantially all of the Company’s business activities are with customers located in the United States of America and its territories (mainly in the Commonwealth of Puerto Rico). Revenues from external customers attributed to all foreign countries (Canada and United Kingdom) amounted to $603,000, $1,556,000 and $461,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, all of the Company’s long-lived assets are located in Puerto Rico.
     The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.

	As of and for the year ended
	December 31, 2007
	Westernbank	Westernbank	Westernbank	Total major	Other
	Puerto Rico	International	Business Credit	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$78,664	$—	$—	$78,664	$—	$—	$78,664
Commercial loans	457,429	13,378	92,760	563,567	—	—	563,567
Mortgage loans	81,534	—	—	81,534	—	—	81,534
Treasury and investment activities	219,631	123,398	—	343,029	6,590	(3,195)	346,424

Total interest income	837,258	136,776	92,760	1,066,794	6,590	(3,195)	1,070,189
Interest expense	604,000	121,710	62,605	788,315	6	(3,195)	785,126

Net interest income	233,258	15,066	30,155	278,479	6,584	—	285,063

Provision for loan losses	(251,484)	(3,684)	(22,394)	(277,562)	—	—	(277,562)

Noninterest income, net:
Service and other charges on loans	9,868	427	2,392	12,687	—	—	12,687
Service charges on deposit accounts	12,397	—	—	12,397	—	—	12,397
Other fees and commissions	14,274	165	—	14,439	2,225	(248)	16,416
Trust account fees	—	—	—	—	2,107	(124)	1,983
Insurance commission fees	—	—	—	—	1,935	(21)	1,914
Net gain on derivative instruments	1,308	—	—	1,308	—	—	1,308
Net gain (loss) on sales and valuation of loans held for sale, securities and other assets	1,429	—	250	1,679	(586)	—	1,093

Total noninterest income	39,276	592	2,642	42,510	5,681	(393)	47,798

Equity in loss of subsidiaries	(302)	—	—	(302)	(68,881)	69,183	—

Total net interest income and noninterest income (loss)	$20,748	$11,974	$10,403	$43,125	$(56,616)	$68,790	$55,299

Total assets	$15,414,539	$3,179,254	$942,479	$19,536,272	$1,722,225	$(3,331,786)	$17,926,711

	As of and for the year ended
	December 31, 2006
	Westernbank	Westernbank	Westernbank	Total major	Other
	Puerto Rico	International	Business Credit	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$79,240	$—	$—	$79,240	$—	$—	$79,240
Commercial loans	374,353	23,128	98,977	496,458	—	—	496,458
Mortgage loans	85,397	—	—	85,397	—	—	85,397
Treasury and investment activities	220,226	105,229	—	325,455	6,233	(2,993)	328,695

Total interest income	759,216	128,357	98,977	986,550	6,233	(2,993)	989,790
Interest expense	521,372	108,917	54,123	684,412	—	(2,993)	681,419

Net interest income	237,844	19,440	44,854	302,138	6,233	—	308,371

Provision for loan losses	(4,799)	(41,366)	(44,715)	(90,880)	—	—	(90,880)

Noninterest income, net:
Service and other charges on loans	9,259	681	2,587	12,527	—	—	12,527
Service charges on deposit accounts	9,976	—	—	9,976	—	—	9,976
Other fees and commissions	9,943	177	—	10,120	1,386	(238)	11,268
Trust account fees	—	—	—	—	2,049	(109)	1,940
Insurance commission fees	—	—	—	—	1,917	(21)	1,896
Net gain on derivative instruments	632	—	—	632	—	—	632
Net loss on sales and valuation of loans held for sale, securities and other assets	(454)	—	—	(454)	(687)	—	(1,141)

Total noninterest income	29,356	858	2,587	32,801	4,665	(368)	37,098

Equity in income of subsidiaries	193	—	—	193	60,037	(60,230)	—

Total net interest income and noninterest income (loss)	$262,594	$(21,068)	$2,726	$244,252	$70,935	$(60,598)	$254,589

Total assets	$14,733,972	$2,860,166	$1,022,826	$18,616,964	$1,761,824	$(3,304,644)	$17,074,144

	As of and for the year ended
	December 31, 2005
	Westernbank	Westernbank	Westernbank	Total major
	Puerto Rico	International	Business Credit	segments	Other Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$78,268	$—	$—	$78,268	$—	$—	$78,268
Commercial loans	238,482	12,305	79,230	330,017	—	—	330,017
Mortgage loans	68,633	—	—	68,633	—	—	68,633
Treasury and investment activities	204,917	108,624	—	313,541	5,250	(2,504)	316,287

Total interest income	590,300	120,929	79,230	790,459	5,250	(2,504)	793,205
Interest expense	362,472	89,089	34,690	486,251	—	(2,504)	483,747

Net interest income	227,828	31,840	44,540	304,208	5,250	—	309,458

Provision for loan losses	(8,259)	(19,419)	(52,328)	(80,006)	—	—	(80,006)

Noninterest income, net:
Service and other charges on loans	8,314	274	2,989	11,577	—	—	11,577
Service charges on deposit accounts	8,636	—	—	8,636	—	—	8,636
Other fees and commisions	8,876	105	735	9,716	226	(226)	9,716
Trust account fees	—	—	—	—	1,537	(50)	1,487
Insurance commission fees	—	—	—	—	1,991	(12)	1,979
Net gain on derivative instruments	1,878	—	—	1,878	—	—	1,878
Net gain on sales and valuation of loans held for sale, securities and other assets	547	—	—	547	—	—	547

Total noninterest income	28,251	379	3,724	32,354	3,754	(288)	35,820

Equity in income of subsidiaries	293	—	—	293	123,202	(123,495)	—

Total net interest income and noninterest income (loss)	$248,113	$12,800	$(4,064)	$256,849	$132,206	$(123,783)	$265,272

Total assets	$13,815,935	$2,850,338	$954,705	$17,620,978	$1,709,210	$(3,217,915)	$16,112,273

24. CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY:
     Condensed financial information pertaining only to W Holding Company, Inc. is as follows (as restated to reflect the matters discussed in Note 25):
CONDENSED STATEMENTS OF FINANCIAL CONDITION INFORMATION
(PARENT COMPANY ONLY)

	December 31,
	2007	2006	2005
	(In thousands)
ASSETS
Cash	$2,020	$1,267	$1,831
Money market instruments	3,700	15,100	11,000
Dividends and other accounts receivable from bank subsidiary	3,863	3,821	3,148
Investment securities available for sale	1,906	2,491	4,981
Investment securities held to maturity	55,477	55,474	55,470
Investment in bank subsidiary	976,416	1,070,270	1,079,084
Investment in nonbank subsidiary	2,595	2,522	2,328
Accrued interest receivable	261	271	264
Deferred income taxes, net	—	211	465
Other assets	30	137	62

TOTAL ASSETS	$1,046,268	$1,151,564	$1,158,633

LIABILITIES AND STOCKHOLDERS’ EQUITY Liabilities:
Repurchase agreements	$45,000	$—	$—
Dividends payable	4,149	4,142	4,136
Other liabilities	883	79	610

Total liabilities	50,032	4,221	4,746
Stockholders’ equity	996,236	1,147,343	1,153,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,046,268	$1,151,564	$1,158,633

CONDENSED STATEMENTS OF OPERATIONS INFORMATION
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Dividends from subsidiaries:
Bank subsidiary	$—	$59,043	$77,560
Nonbank subsidiary	1,000	800	850

Subtotal	1,000	59,843	78,410
Interest income on investment securities	3,394	3,241	2,746

Total income	4,394	63,084	81,156
Less:
Interest expense on repurchase agreements	7	—	—
Net loss on sale and valuation of securities	585	688	—
Operating expenses	2,150	2,744	2,975

Income before income taxes and increase in undistributed earnings of subsidiaries	1,652	59,652	78,181
Provision (credit) for income taxes	435	268	(521)

Income before increase in undistributed earnings (losses) of subsidiaries	1,217	59,384	78,702
Increase in undistributed earnings (losses) from:
Bank subsidiary	(69,628)	—	44,679
Nonbank subsidiary	73	195	114

Net income (loss)	$(68,338)	$59,579	$123,495

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(68,338)	$59,579	$123,495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed losses (earnings) of subsidiaries	69,555	(195)	(44,793)
Dividends received from subsidiaries’ prior years earnings	68,238	9,103	—
Deferred income tax provision (credit)	211	258	(469)
Effect of stock options granted to employees	207	675	564
Amortization of discount on investment securities held to maturity	(4)	(3)	(3)
Net gain on sale of investment securities available for sale	—	(62)	—
Other-than-temporary impairment of available for sale securities	585	750	—
Decrease (increase) in dividends and other accounts receivable from bank subsidiary	(41)	71	(874)
Decrease (increase) in accrued interest receivable	10	(7)	(187)
Decrease (increase) in other assets	107	(77)	(56)
Increase (decrease) in other liabilities	805	(531)	228

Net cash provided by operating activities	71,335	69,561	77,905

Cash flows from investing activities:
Net decrease (increase) in money market instruments	11,400	(4,100)	118,000
Proceeds from sales of investment securities available for sale	—	1,786	—
Purchases of investment securities available for sale	—	—	(4,965)
Purchases of investment securities held to maturity	—	—	(49,897)
Capital contributions to subsidiaries	(60,000)	—	(95,000)

Net cash used in investing activities	(48,600)	(2,314)	(31,862)

Cash flows from financing activities:
Net increase in repurchase agreements	45,000	—	—
Advances from bank subsidiary	—	—	743
Repayment of advances from bank subsidiary	—	(743)	—
Issuance of preferred stock	—	—	19,253
Proceeds from stock options exercised	1,249	1,072	160
Dividends paid	(68,231)	(68,140)	(66,724)

Net cash used in financing activities	(21,982)	(67,811)	(46,568)

Net change in cash	753	(564)	(525)
Cash at beginning of year	1,267	1,831	2,356

Cash at end of year	$2,020	$1,267	$1,831

25. RESTATEMENT:
     Subsequent to the issuance of the Company’s 2006 consolidated financial statements, the Company’s management determined that it failed to identify as impaired the commercial loans granted by its asset-based lending division to a group of affiliated companies hereinafter referred to as Inyx. Consequently, it failed to recognize the related impairment charge on a timely basis in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statement No. 5 and 15. As a result, the accompanying 2006 and 2005 consolidated financial statements have been restated from the amounts previously reported to correct the accounting for the impact of adjustments resulting from these impaired loans. Specifically, on June 25, 2007, the Company announced that it had determined that the Bank’s loans to Inyx originated during 2005 were impaired and that there was a significant collateral deficiency with respect to these loans. The Audit Committee of the Company’s Board of Directors reviewed the circumstances of the Inyx loans impairment, the Bank’s asset-based lending division portfolio and the system of internal control at the asset-based lending division. Management concluded that the error originated in the fourth quarter of 2005 and impacted subsequent quarters through March 31, 2007.
     The impact of the correction of this error was as follows: (1) the Inyx loans were presented as impaired loans and placed in nonaccrual status under the cost-recovery method commencing in October 2005; thus, the accrued interest receivable on these loans was reversed and the interest collected after the impairment date was recorded as a reduction of the loan principal balance; (2) the provision for loan losses, allowance for loan losses and the corresponding deferred income tax asset were adjusted, as appropriate, for each of the periods presented; (3) the amortization of unamortized deferred loan fees related to these loans was reversed from the impairment date; and (4) Westernbank Business Credit Division operating segment now meets the quantitative threshold for reporting as a separate segment given the restatement related adjustments, consequently, the disclosures in Note 23 have been restated to present the data for this segment on a comparative basis for all the periods presented. The Company also corrected an immaterial error related to certain impaired loans which were specifically identified for evaluation and did not require a specific allowance for loan losses. Such loans are now excluded from the pool of loans for which a general component of the allowance is allocated.
     A summary of the effects of the restatement is as follows:
Consolidated Statement of Financial Condition
As of December 31, 2006
(In thousands)

	As Previously
	Reported	As Restated
ASSETS:
Loans, net	$8,641,023	$8,554,177
Allowance for loan losses	126,844	202,180
Accrued interest receivable	121,360	120,311
Deferred income taxes, net	51,338	58,689
Total	17,154,688	17,074,144
LIABILITIES AND STOCKHOLDERS’ EQUITY:
STOCKHOLDERS’ EQUITY:
Retained earnings:
Reserve fund	86,442	78,389
Undivided profits	251,034	178,543
Total stockholders’ equity	1,227,887	1,147,343
Total	17,154,688	17,074,144

Consolidated Statements of Income
For the years ended December 31, 2006 and 2005
(Dollars in thousands except per share data)

	2006		2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
INTEREST INCOME:
Loans, including loan fees	$671,530	$661,095	$479,042	$476,918
Total interest income	1,000,225	989,790	795,329	793,205
NET INTEREST INCOME	318,806	308,371	311,582	309,458
PROVISION FOR LOAN LOSSES	64,550	90,880	31,000	80,006
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	254,256	217,491	280,582	229,452
TOTAL NET INTEREST INCOME AND NONINTEREST INCOME	291,354	254,589	316,402	265,272
INCOME BEFORE PROVISION FOR INCOME TAXES	166,836	130,071	208,172	157,042
PROVISION FOR INCOME TAXES	66,305	70,492	45,086	33,547
NET INCOME	100,531	59,579	163,086	123,495
INCOME AVAILABLE TO COMMON STOCKHOLDERS	63,620	22,668	126,101	86,510

BASIC EARNINGS PER COMMON SHARE	19.35	6.89	38.44	26.37
DILUTED EARNINGS PER COMMON SHARE	18.93	6.74	37.21	25.61
Consolidated Statements of Changes in Stockholders’ Equity and
     Consolidated Statements of Comprehensive Income
For the years ended December 31, 2006 and 2005
(Dollars in thousands)

	2006		2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Changes in Stockholders’ Equity:
Reserve fund:
Transfer from undivided profits	$9,999	$5,904	$16,183	$12,224
Balance at end of period	86,442	78,389	76,443	72,484
Undivided profits:
Net income	100,531	59,579	163,086	123,494
Transfer to reserve fund	(9,999)	(5,904)	(16,183)	(12,224)
Balance at end of period	251,034	178,543	228,648	193,016

Total Stockholders’ Equity	1,227,887	1,147,343	1,193,478	1,153,887

Comprehensive Income:
Net income	100,531	59,579	163,086	123,494
Total Comprehensive Income	100,808	59,856	163,305	123,714

Consolidated Statements of Cash Flows
For the year ended December 31, 2006 and 2005
(Dollars in thousands)

	2006		2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,531	$59,579	$163,086	$123,495
Provision for loan losses	64,550	90,880	31,000	80,006
Credit for deferred income tax	(10,294)	(6,107)	(7,452)	(18,991)
Amortization of net deferred loan origination fees	(16,253)	(15,795)	(16,303)	(16,255)
Increase in accrued interest receivable	(15,478)	(14,429)	(17,597)	(16,899)
Net cash provided by operating activities	137,779	128,851	247,183	245,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans originations, net of principal collections	(878,843)	(869,915)	(1,915,587)	(1,914,209)
Net cash used in investing activities	(987,386)	(978,458)	(1,804,048)	(1,802,670)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Noncash activities:
Transfer from undivided profits to reserve fund	9,999	5,905	16,183	12,224
26. SUBSEQUENT EVENTS:
     Regulatory Matters
     On February 27, 2008, the Board of Directors of Westernbank, the OCIF and the FDIC reached an agreement which establishes timeframes for the completion of corrective and remedial measures which have been previously identified and are in process of completion. The agreement provides that the Board of Directors of Westernbank will, among other things, conduct management and loan reviews; review and make any necessary revisions to Westernbank’s asset/liability and investment policies; ensure the Westernbank’s compliance with the Bank Secrecy Act (“BSA”) and Westernbank’s BSA Compliance Program; correct all apparent violations of laws and regulations; formulate a plan to improve asset quality; submit and implement a profit and budget plan; develop and submit a capital plan to remain well-capitalized; and establish a compliance committee to monitor and coordinate compliance with the agreement. As described in Note 4, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $375.0 million at December 31, 2007 to a commercial group in Puerto Rico, which exceeds the statutory limit for loans to individual borrowers (“limit to one borrower”) and continues to be a violation of the agreement. On May 20, 2008, a penalty of $50,000 was imposed by the OCIF. There can be no assurance that the OCIF and the FDIC will not take further action on this issue.
     On November 24, 2008, Westernbank received notice from the FDIC that it considers Westernbank to be in less than satisfactory condition. As a result of that designation and the regulatory agreement, Westernbank’s operations and activities are now subject to heightened regulatory oversight. For instance, pursuant to Section 914 of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), Westernbank must notify the FDIC prior to certain management changes, and must obtain approval prior to the payment of certain severance payments. Further, Westernbank must obtain the non-objection of the FDIC before engaging in any transactions that would materially change the balance sheet composition of the bank, including growth in total assets of 5% or more or significant changes in funding sources, such as increasing brokered deposits or volatile funding. Additionally, prior written approval of the FDIC will be required in order for Westernbank to issue any debt guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. Under these circumstances, Westernbank expects further regulatory action to be taken as well. Any such actions could prescribe additional requirements and restrictions on Westernbank, including higher than normal minimum capital requirements, developing liquidity contingency planning, and possible restrictions on Westernbank’s ability to accept, rollover or renew brokered deposits without prior regulatory approval. Westernbank is highly dependent upon brokered deposits to fund its operations. No assurance can be given that further regulatory actions taken by the FDIC would not have a material adverse effect on Westernbank.
     During 2008, the Company adopted the following strategies to provide additional sources of liquidity and to continue to comply with regulatory capital requirements:
•	Reduced Westernbank’s risk-weighted assets by shifting the composition of its investment portfolio from called agency securities with a risk-weight of 20% to GNMA mortgage-backed securities and collateralized mortgage obligations with a risk-weight of 0%.

•	Reduced by 74% the payment of cash dividends on common stock in 2008.

•	Increased Westernbank’s borrowing capacity with the FHLB — At December 31, 2008, the Company’s borrowing capacity with the FHLB increased to $510.0 million from $39.0 million at December 31, 2007.

•	Sold unused real estate owned — During 2008, Westernbank sold certain land lots originally held for future branch development and recognized a gain on sale of $14.7 million.

•	Negotiated tax settlements — During the first quarter of 2008, Westernbank negotiated tax agreements with local and federal authorities that yielded a benefit of $33.3 million.

•	Transferred the Company’s insurance agency to Westernbank in 2008, resulting in a capital infusion to Westernbank of $2.9 million.
     Other
     During the first quarter of 2008, the Company settled with tax authorities most of its uncertain tax positions for $8.6 million. The resulting income tax benefit of $33.3 million was recognized as a credit to the income tax provision in the first quarter of 2008.
     On May 19, 2008, the Company transferred 100% of its ownership over its other wholly-owned subsidiary, Westernbank Insurance Corp., to Westernbank. On May 20, 2008, the Company withdrew its financial holding company status under the BHC Act, and became a bank holding company. During the third quarter of 2008, Westernbank Financial Center Corp. ceased operations.
     During the third quarter of 2008, the Company forfeited 4,750 stock options from three former officers of Westernbank.

     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings, Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase financing agreements and derivative transactions. Westernbank anticipates recognizing in 2008 a loss of $484,600, which represents the value of Westernbank’s collateral held by Lehman Brothers Special Financing (“LBSF”) that exceeds the net amount due to such entity in connection with the derivative transactions. Additionally, Westernbank anticipates recognizing the unrealized loss on the value of the securities subject to the repurchase transactions, which would result in a charge of $3.3 million. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which Westernbank’s collateral with Lehman Brothers Inc. (“LBI”) exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claim forms with the trustee in LBI’s Securities Investor Protection Act (“SIPA”) liquidation agreement proceeding and while the Company continues to gather and evaluate pertinent information as it becomes available, at this time the Company is unable to determine the probability of receiving partial or full payment of such amounts owed by the affiliates of LBHI, or able to reasonably estimate any loss thereon. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.
     On November 7, 2008, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split at a specific ratio to be determined by the Company’s board of directors in its sole discretion within the range of one-for-ten to one-for-fifty. On November 14, 2008, the Company’s board of directors declared a one-for-fifty reverse split on its common stock for the stockholders of record as of December 1, 2008. All financial statement data and references to average number of shares outstanding, per share amounts, common shares issued and stock option information have been retrospectively adjusted to reflect the reverse stock split.
     During 2008, certain line of credit agreements amounting to $225.0 million were cancelled. Notwithstanding, at December 31, 2008, the Company’s borrowing capacity with the FHLB increased to $510.0 million from $39.0 million at December 31, 2007.
     On February 17, 2009, the Company’s board of directors adopted a resolution to suspend the payment of dividends on the Company’s common shares and all of the outstanding series of its preferred shares, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, to maintain the Company’s capital position.
* * * * * *
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
     On January 22, 2009, the Audit Committee of the Board of Directors of the Company, determined not to reappoint Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2008 or any quarterly periods therein. Information with respect to this matter is included in the Company’s report on Form 8-K filed on January 30, 2009, which information is incorporated by reference herein.
ITEM 9A. CONTROLS AND PROCEDURES
     This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Background to Restatement
          On June 25, 2007, the Company announced that it had determined that one of the Bank’s largest asset-based lending relationships (the “Inyx loan”) was impaired and that there was a significant collateral deficiency with respect to this loan. The Company’s Audit Committee of the Board of Directors (the “Audit Committee”) reviewed the circumstances of the Inyx loan impairment and engaged outside advisors to review the Inyx loan and actions of the borrower, the Bank’s asset-based lending division loan portfolio, and the system of internal control at the asset-based lending division. In connection with the foregoing, Management concluded that the annual audited financial statements for the fiscal years ended December 31, 2005 and 2006, as well as the previously filed interim unaudited financial statements for the quarters ended March 31, June 30, and September 30, 2006 and March 31, 2007, should no longer be relied upon and that the Company needed to restate these previously issued financial statements. The need for the restatement was announced after Management concluded that it was necessary to correct the accounting of the impact of adjustments resulting from impairment charges related to the Inyx loan over such periods. Please refer to Item 1 included herein in Part I and to Note 25 to the consolidated financial statements included herein in Part II, Item 8 for further discussion on the effects of the restatement.
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s Management to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     In connection with the preparation and filing of this Form 10-K, the Company, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 as a result of the material weaknesses in internal control over financial reporting as discussed below.
     To address the material weaknesses described below, the Company performed procedures to ensure the reliability of its financial reporting. These procedures included, for all significant lending relationships, the reassessment of loan classifications, collateral valuations, and required loan loss reserves. As a result, Management believes that the consolidated financial statements and other financial information included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Management’s Annual Report on Internal Control Over Financial Reporting
          Management of the Company is responsible for establishing and maintaining adequate internal control designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management’s assessment of the effectiveness of internal control over financial reporting is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     All internal control systems, no matter how well designed, have inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
     A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5), or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
     In connection with the preparation and filing of this Form 10-K, the Company’s Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Based on this evaluation, Management has concluded that there were control deficiencies in the Company’s internal control over financial reporting, which individually or in combination are considered material weaknesses as of December 31, 2007. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007:
     Lending Practices
     The Company lacked effective controls to prevent or detect loan-underwriting decisions that did not comply with the Company’s underwriting criteria and that placed heavy reliance on favorable collateral appraisals and undue reliance on optimistic assumptions for prospective borrowers. Specifically, the design and operation of controls in this area were inadequate and resulted in certain loans being approved or extended prior to receiving final appraisal reports, or based upon collateral valuations which may significantly exceed ultimate liquidation values, or on the basis of a poorly supported analysis of the repayment capacity of the borrower. In addition, the Company made significant use of interest reserve advances to cover interest payments on delinquent loans or on loans to borrowers with financial difficulties. This material weakness contributed to the Company’s failure to take steps on a timely basis to avoid or to mitigate potential credit losses.
     Credit Quality Review
     The Company lacked controls that were appropriately designed and operated effectively to ensure that certain loan relationships are reviewed at least annually by the Company’s Internal Loan Review Department. Specifically, the design and operation of the loan review controls were inadequate to identify impaired loans, designate loans to non-accrual status, and obtain updated appraisal reports for classified loans. This material weakness contributed to the Company’s failure to properly identify the deterioration of the credit quality of the Inyx loan, and delayed the performance of a loan impairment analysis.
     Appraisal Report Review
     The Company lacked controls that were appropriately designed and operated effectively to ensure that appraisal reports for real estate collateral are reviewed on a timely basis by a qualified officer independent of the credit function. This material weakness contributed to the Company’s failure to take steps to avoid or mitigate potential credit losses and to recognize losses on impaired loans on a timely basis.
     Financial Closing and Reporting
     The Company’s financial closing and reporting controls did not operate effectively as to ensure an effective, timely and accurate financial reporting process. Specifically, (i) processes and controls were not operating effectively resulting in adjustments being required to present the financial statements in accordance with GAAP, and (ii) the Company did not file periodic reports on a timely basis as required by the rules of the SEC and the NYSE.
     Based on the material weaknesses described above, Management has concluded that, as of December 31, 2007, the Company did not maintain effective internal control over financial reporting.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Plan for Remediation of Material Weaknesses that Existed as of December 31, 2007
     The following describes the continuing efforts that are being undertaken by the Company to address the material weaknesses that existed in the Company’s internal control over financial reporting as of December 31, 2007. The remediation efforts described below are specifically designed to address the material weaknesses identified by the Company’s Management and to enhance the Company’s overall corporate governance. The Company is still in the process of testing the effectiveness of the following controls, and will not make a final determination that it has completed the remediation of these remaining material weaknesses until it has completed testing of the newly implemented internal controls.
          Lending Practices
     During the third quarter of 2008, the Company reviewed all of the credit and risk functions. This effort has resulted in a realignment of these functions and the adoption of a Company-wide risk management process. The Company recruited a new senior officer as Chief Risk Officer (the “CRO”) with reporting responsibilities to the Audit Committee. In addition, the Company recruited and appointed a new senior officer as Chief Credit Risk Officer (the “CCRO”) with reporting responsibilities to the CRO and the Audit Committee. All credit administrative functions, (including among others, analysis, pre-closing, loan closing, credit monitoring and review, collections and workout) will be overseen by the CCRO. A senior officer was appointed as Chief Banking Officer and Commercial Lender, completely independent from the credit administrative functions, to be responsible for all new originations, extension and restructuring of commercial, construction and development loans reporting directly to the Chief Executive Officer.
          Credit Quality Review
          In early 2007, the Company strengthened the Internal Loan Review Function by hiring an Internal Loan Review Officer and two other professionals with significant loan review experience. More recently, in September 2008, the Company hired a new Internal Loan Review Officer (the “ILRO”) to head the Internal Loan Review Department (the “ILRD”) with reporting responsibilities to the CRO and the Audit Committee. Among the responsibilities of the ILRO, as the ultimate responsible officer of the ILRD, is the determination of the loan classifications, the establishment of specific reserves, if any, the designation of loans to non-accrual status and the recommendation of loan charge-offs. The Company also hired four other loan review specialists in September 2008. Also, the Company has developed, implemented and provided a series of training programs to further strengthen the Internal Loan Review Function. Review procedures continue to be enhanced to promptly identify credit weaknesses, policy exceptions and loan covenant exceptions, among others, in order to properly address the loans under review.
     The ILRD completed a full review of all commercial loan relationships over $3.0 million outstanding at March 31, 2008, under the supervision and guidance of the ILRO and with the assistance of external consultants in order to determine loan classifications, establish specific reserves, if any, designate loans to non-accrual status and recommend loan charge-offs. The ILRD has also continued to actively participate in the loan classification and determination of loss reserves in the subsequent quarterly periods.
     In addition, the Bank’s credit monitoring functions, which cover all lending functions, are now required to obtain updated appraisal reports for all adversely classified loans in excess of $500,000 and continue to be involved in the credit review analysis process with enhanced communication to both, Management and the Bank’s ILRD.
     The Company has implemented enhanced procedures for the Bank’s ILRD with respect to the asset-based lending division loan portfolio, which include the review of the collateral information reports and the preparation of loan review and impairment analyses for all the asset-based lending division loans at least on a quarterly basis, or more frequently if deemed necessary.
     Appraisal Report Review
     During the third quarter of 2008, the Company established procedures through the Department of the Chief Credit Risk Officer to ensure that appraisal reports are reviewed by a qualified officer independent of the credit function.

     Financial Closing and Reporting
     Since 2007, the Company’s attention has been focused primarily on the restatement of its previously issued consolidated financial statements and the preparation of the 2007 consolidated financial statements contained in this Annual Report on Form 10-K. The restatement process and the review of the commercial loan portfolio required substantial time and effort which prevented us from filing our periodic reports on a timely basis as required by the rules and regulations of the SEC and the NYSE. The Company has devoted significant resources toward the completion and filing of its delayed financial statements, remediating the material weaknesses set forth herein, and becoming current with required SEC and NYSE filings.
     The Audit Committee will monitor the implementation of all of the Company’s remediation measures. In addition, under the direction of the Audit Committee, Management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.
Changes in Internal Control over Financial Reporting
          Management has evaluated whether any changes in our internal control over financial reporting that occurred during the period from April 1, 2007 through December 31, 2007, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During this period, the Company completed the implementation of remediation efforts to address certain material weaknesses in the Company’s internal control over financial reporting identified in 2007. We anticipate that these changes and other ongoing enhancements and remediation actions, which are described in the “Remediation Actions” section below, will have a material impact on our internal control over financial reporting in future periods.
Remediation Actions:
     Control Environment
     The Company did not maintain an effective control environment related to internal control over financial reporting. Specifically, the Company did not maintain a consistent and proper tone as to the importance of internal control over financial reporting.
     The Company’s Board of Directors, including the members of its Audit Committee, and Management, has taken significant actions to improve the Company’s control environment. The Company’s Chief Executive Officer and members of its Senior Executive Committee have organized monthly meetings to highlight and communicate the zero-tolerance policy and expectations that every Company employee will adhere to the highest ethical and corporate governance standards and will be held accountable for his or her actions and decisions. The Company has supplemented these meetings with similar written communications. Through such actions, the Company has emphasized the importance of compliance with the Company’s policies and procedures (including the Company’s Code of Business and Ethics, which employees are required to become familiar with) and its system of internal control over financial reporting, and the availability of mechanisms to report possible unethical behavior, such as the Company’s whistleblower hotline.
     Additionally, management and employees involved in such inappropriate actions at the asset-based lending division resigned or were terminated. In late May 2007, the asset-based lending division was placed under the direct management and supervision of a specially appointed executive committee composed of officers outside of the asset-based lending division. This committee took supervisory control of the division and performed an overall credit and operational review. The committee also made comprehensive changes to the operations of the division.
     Internal Anti-Fraud Program
     The Company lacked controls that operated effectively to prevent and detect instances of inappropriate circumvention of internal controls. Specifically, controls such as the whistleblower hotline did not operate appropriately inasmuch as numerous individuals at both the staff and management level within the asset-based lending division were aware of, but took no steps to report outside of the asset based lending division, certain instances of circumvention of internal controls over the credit-monitoring function by former members of management of the asset-based lending division.
     The Company’s Board of Directors, the members of its Audit Committee, and Management, have taken significant actions to improve and increase the Company’s communication channels and provide detailed information to every employee explaining access to, and encouraging the use of, the Company’s whistleblower hotline. During 2007, the Company’s Chief Executive Officer and members of its Senior Executive Committee held a series of meetings with the Company’s employees, including executive officers, to highlight and communicate the importance and availability of the whistleblower hotline and the expectations that every Company employee, including executive officers, will adhere to the highest ethical and corporate governance standards and will be held accountable for his or her actions and decisions. The attendance at these meetings was compulsory. The Company has supplemented these meetings with the implementation of a reinforcement program in which every Company employee is reminded at least quarterly of the existence of the Company’s whistleblower hotline, through the following communication channels:
•	Management meetings – The Company performed and will continue performing management meetings (at least quarterly) in which the Company’s Chief Executive Officer or any other executive officer has reminded every officer of the Company the availability of the whistleblower hotline, the Company’s zero-tolerance policy, and the expectations that every Company employee, including executive officers, will adhere to the highest ethical and corporate governance standards, and will be held accountable for his or her actions and decisions;

•	Departmental meetings – During 2007, and going forward on a quarterly basis, the Company, represented by a designated executive officer or by the head of the department, held meetings at each one of the Company’s operational departments. At such meetings, each head of the department or the designated executive officer, explained and reemphasized to all the employees the importance and availability of the whistleblower hotline, the Company’s zero-tolerance policy and the expectation that every Company employee, including executive officers, will adhere to the highest ethical and corporate governance standards, and will be held accountable for his or her actions and decisions;

•	Written communications — The Company, primarily through its Human Resources Department, has sent and will continue sending several internal memoranda (at least one every two months) to every Company employee, reemphasizing the importance and availability of the whistleblower hotline, including the related phone numbers; and

•	Internal electronic homepage – The Company has made the whistleblower hotline an integral part of its internal electronic home page (“Intranet”). Each time an employee accesses the Company’s internal electronic home page it will see a message regarding the whistleblower hotline, as well as the related phone numbers.
The Bank’s Chief Compliance Officer continues to have the task of monitoring the whistleblower hotline and reporting to the Audit Committee on a monthly basis with respect to any calls received and the actions taken to resolve any issues.
     Prevention of Customer Fraud
     The Company did not maintain effective controls to prevent or detect instances of customer fraud in the asset-based lending division. Specifically, the design and operation of these controls were not adequate to detect the submission of fraudulent uncollectible accounts receivable invoices as collateral for the Inyx loan. This material weakness led directly to an increase in the unsecured portion of the Inyx loan and increased the credit risk and magnitude of potential loss.
     The Company implemented the following additional controls:
•	The collateral analysis section of the asset-based lending division is required to periodically confirm a sample of the total pledged accounts receivable balance of each of the creditor’s customers and maintain a record of data related to such confirmations. A log is maintained to record the borrower accounts confirmed and the percentage of accounts receivable confirmed with respect to each borrower.

•	Collateral verification audits are performed as scheduled by specialized asset-based lending auditors who report deficiencies directly to the Company’s Internal Audit Department.

•	An audit status report is generated monthly by one of the specialized asset-based lending auditors and presented to the Audit Committee. The audit status report is reviewed and discussed by the Audit Committee on a monthly basis.
     Asset-Based Lending Division
•	Circumvention of Policies and Procedures – The Company did not establish and maintain an adequate segregation of duties and authority among members of the management in the asset-based lending division. Specifically, the design and operation of these controls was inadequate to prevent or detect the circumvention of certain controls by former members of division management. Management has changed the overall decision-making and reporting structure of the asset-based lending division. Now it is composed of credit officers of the commercial lending division of the Bank. In addition, other changes include:
1.	Senior and Junior Credit Committees at the division are responsible for approving loan-related decisions and must have at least two members who are not employed at the asset-based lending division.

2.	The Audit Committee reviews monthly the audit status report prepared by the head of the specialized asset-based lending audit team.

3.	An assistant vice president in the Company’s Accounting Department, who is independent of the asset-based lending division’s management, reviews a report prepared monthly by a collateral analyst to determine if the collateral reports have been received from borrowers and whether the information from such reports has been entered into the collateral monitoring system. Any deviations noted are presented immediately to members of an executive committee, composed of Bank officers independent of the asset-based lending division management.
•	Collateral Reporting - The Company lacked effective controls because of both the design and operation of the collateral monitoring system in place in the asset-based lending division. Specifically, in some cases, the information in the collateral monitoring system was not updated. This material weakness contributed to the Company’s failure to properly identify the deterioration of the credit quality of the Inyx loan in a timely manner and delayed the performance of a loan impairment analysis. Management made changes to the decision-making and reporting structure of the asset-based lending division. The credit-monitoring function, which includes collateral analysts, now reports to an assistant vice president of the Company’s Accounting Department. In addition, Management has established and implemented a control by which a collateral analyst reviews and determines whether collateral reports have been received from borrowers and whether the information from such reports has been entered into the collateral monitoring system. On a monthly basis, the collateral analyst prepares a report detailing findings with respect to such review. The collateral analyst’s report is then reviewed by the assistant vice president of the Company’s Accounting Department.

•	Collateral Audits – The Company lacked effective controls because of both the design and operation of collateral verification audits at the asset-based lending division. Specifically, in the case of the Inyx loan, the actions of former members of management at the division prevented the results of collateral verification audits from being reported to the Asset-based Lending Division’s Senior Credit Committee of the Bank’s Board of Directors (the “Division Senior Credit Committee”) and postponed the performance of collateral verification audits. This material weakness contributed to the Company’s failure to properly identify the issues as to the Inyx loan on a timely basis and delayed the performance of a loan impairment analysis. Additional members of management of the Bank, independent of and senior to those in the asset-based lending division, are now involved in the collateral audit reporting process. Collateral verification audits are now performed as scheduled, or more frequently if considered necessary, by specialized asset-based lending auditors who report directly to the Company’s Internal Audit Department. An audit schedule has been implemented with respect to borrowers of the asset-based lending division. To ensure that audits are not postponed, an audit status report is generated monthly by one of the specialized auditors and delivered for review and discussion to the Audit Committee.

•	Unsupported Advances – The Company lacked effective controls to detect and prevent the entry of unsupported in-transit collateral into the system used to track and calculate the credit availability of borrowers of the asset-based lending division and, in turn, to prevent advances based on such unsupported in-transit collateral. This material weakness in both design and operation led directly to an increase in the unsecured portion of the Inyx loan and increased the credit risk and magnitude of potential loss. The following are additional controls with respect to the advancement of funds on in-transit collateral:
1.	Review by qualified individuals independent of the credit function of pre-transaction documentation to support the in-transit collateral from the borrower at the date requested.

2.	If original post-transaction supporting documentation is not received within a two-day period following the date of the advance, the in-transit posting must be reversed, thereby reducing the available credit amount. Under no circumstances will the advance granted over the in-transit collateral exceed the approved credit limit.
•	Advances in Excess of Credit Limits – The Company lacked controls that operated effectively to prevent and detect advances in excess of approved credit limits in the asset-based lending division’s loans. Specifically, the design and operation of these controls were inadequate inasmuch as in the case of the Inyx loan, for example, total advances exceeded the approved credit limit in part because of a concentration of decision-making authority in a few senior managers at the asset-based lending division. Adequate segregation between the credit origination and credit-monitoring functions was lacking. The asset-based lending division’s credit-monitoring function now reports to the assistant vice president of the Company’s Accounting Department. The Company reemphasized the division’s credit-monitoring function that any increase to the credit limits must be approved in advance by the Division Senior Credit Committee. The Company has implemented new procedures whereby the division’s credit-monitoring function reports amounts outstanding under all asset-based line of credit accounts on a daily basis and such report is reviewed by the assistant vice president of the Company’s Accounting Department and verified by one of the credit officers of the asset-based lending division or the division manager to determine the loan borrowing availability and ascertain that no amounts in excess of the approved credit limit is granted without the required approval. A summary management report is then presented and discussed by the Division Senior Credit Committee on a monthly basis.

•	Decision-making and Reporting – The Company did not maintain effective internal controls designed to ensure appropriate monitoring of credit risk. Among other, individuals responsible for financial reporting, including those who monitor the adequacy of the Company’s Allowance for Loan Losses, and the Audit Committee, did not receive timely and adequate information to perform their duties. In the case of the Inyx loan, individuals responsible for financial reporting did not receive information regarding the potential uncollectibility of accounts receivable pledged as collateral on a timely basis. Management has changed the overall decision-making and reporting structure of the asset-based lending division to involve additional members of the Bank’s management team. Major changes include:
1.	The asset-based lending division’s credit-monitoring function and the collateral audit function report to individuals independent of the asset-based lending division.

The credit-monitoring function, which includes the collateral analysts, now reports to an assistant vice president of the Company’s Accounting Department, while the collateral audit function now reports to the Company’s Internal Audit Department.

2.	The Company’s General Auditor and the Bank’s Vice President of Internal Loan Review receive and review all collateral verification audit reports.

3.	The Bank’s Internal Loan Review Group reviews the collateral information reports and prepares loan review and impairment analyses for all the asset-based lending division loans at least on a quarterly basis, or more frequently if deemed necessary. The results of these reviews are discussed and reported to the Company’s Accounting Department and to the full Board of Directors which includes all members of the Audit Committee on a quarterly basis, or more frequently if deemed necessary.

4.	An Executive Committee of the Bank, composed of Bank officers independent of, and senior to, the asset-based lending division management, reviews and ratifies all advances made from asset-based credit lines.
     In addition to the remedial measures described above specifically addressing each material weakness identified by Management at the Bank’s asset-based lending division, the Company has taken the following actions:
1.	During the month of May 2007, the asset-based lending division was placed under the direct management and supervision of a specially appointed executive committee composed of officers outside of the asset-based lending division. This committee took supervisory control of the division and performed an overall credit and operational review. The committee also made comprehensive changes to the operations of the division.

2.	The Company ceased originating loans to new customers in the asset-based lending division and anticipates that this loan portfolio will continue to shrink as loans are repaid or liquidated. The outstanding principal balance of loans of the asset-based lending division which are secured by accounts receivable and inventories has decreased significantly during 2008.

3.	The Company has effected personnel changes in the asset-based lending division. Consequently, all the employees involved in the lending, collateral audit and credit-monitoring functions which exacerbated the deterioration of the Inyx loan and contributed to the failure to identify the Inyx loan impairment on a timely basis, including all of the senior managers, have resigned or were terminated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
W Holding Company, Inc.
Mayaguez, Puerto Rico
We have audited W Holding Company, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
a)	Lending Practices — The Company lacked effective controls to prevent or detect loan-underwriting decisions that did not comply with the Company’s underwriting criteria and that placed heavy reliance on favorable collateral appraisals and undue reliance on optimistic assumptions for prospective borrowers. Specifically, the design and operation of controls in this area were inadequate and resulted in certain loans being approved or extended prior to receiving final appraisal reports, or based upon collateral valuations which may significantly exceed ultimate liquidation values, or on the basis of a poorly supported analysis of the repayment capacity of the borrower. In addition, the Company made significant use of interest reserves advances to cover interest payments on delinquent loans or on loans to borrowers with financial difficulties. This material weakness contributed to the Company’s failure to take steps on a timely basis to avoid or to mitigate potential credit losses.

b)	Credit Quality Review — The Company lacked controls that were appropriately designed and operated effectively to ensure that certain loan relationships are reviewed at least annually by the Company’s Internal Loan Review Department. Specifically, the design and operation of the loan review controls were inadequate to identify impaired loans, designate loans to non-accrual status, and obtain updated appraisal reports for classified loans. This material weakness contributed to the Company’s failure to properly identify the deterioration of the credit quality of the Inyx loan, and delayed the performance of a loan impairment analysis.

c)	Appraisal Report Review — The Company lacked controls that were appropriately designed and operated effectively to ensure that appraisal reports for real estate collateral are reviewed on a timely basis by a qualified officer independent of the credit function. This material weakness contributed to the Company’s failure to take steps to avoid or mitigate potential credit losses and to recognize losses on impaired loans on a timely basis.

d)	Financial Closing and Reporting — The Company’s financial closing and reporting controls did not operate effectively as to ensure an effective, timely and accurate financial reporting process. Specifically, (i) processes and controls were not operating effectively resulting in adjustments being required to present the financial statements in accordance with GAAP, and (ii) the Company did not file periodic reports on a timely basis as required by the rules of the SEC and the NYSE.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding (1) the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of Statement of Financial Accounting Standard No. 109 as of January 1, 2007, (2) the restatement of the 2006 and 2005 consolidated financial statements, and (3) an agreement reached with, and directives received from, the banking regulatory authorities, and potential further regulatory action.
/s/ DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
March 13, 2009
Stamp No. 2385140
affixed to original.

ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Directors of the Company
     The following table sets forth information regarding the directors of the Company. There were no arrangements or understandings pursuant to which any of these directors were selected as a director.

		Positions Held with the
Director	Age	Company and/or Westernbank
Frank C. Stipes, Esq	52	Chairman of the Board, Chief Executive Officer and President of the Company and Westernbank (1)

Freddy Maldonado	57	Director of the Company, Senior Executive Vice President and Chief Financial Officer of the Company and Westernbank (2)

Cornelius Tamboer	64	Director

Héctor L. Del Río	55	Director

Pedro R. Domínguez	63	Director and First Vice President — Southern Region of Westernbank

Juan C. Frontera	41	Director and Secretary of the Board

Enrique González, CPA	64	Director (3)

César A. Ruiz	73	Director (4)

(1)	Effective August 8, 2008, Mr. Stipes assumed the position of President of the Company.

(2)	Effective August 8, 2008, Mr. Maldonado assumed the position of Senior Executive Vice President and Chief Financial Officer of the Company and relinquished the duties of President and Chief Investment Officer of the Company. On January 30, 2009, Mr. Maldonado advised the Company that he intends to resign to his positions as a Director of the Company and Senior Executive Vice President and Chief Financial Officer for both the Company and the Bank, upon filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	Effective February 25, 2008, the Board of Directors of the Company appointed Mr. González as a director of the Company for a three-year term ending in 2011.

(4)	Mr. Ruiz resigned from the Board of Directors effective December 31, 2008.
     Biographical Information
     Provided below is a brief description of the principal occupation for at least the past five years of each of the Company’s directors. In addition to the descriptions below, each director has been a director of the Company since it was organized in 1999, except for Messrs. Héctor L. Del Río and Juan C. Frontera, who were appointed as directors in 2003, Mr. Freddy Maldonado, who was appointed as director in 2005 and for Mr. Enrique González who was appointed as director in 2008.
     Frank C. Stipes, Esq. is Chairman of the Board of Directors (the “Board”) of the Company and Westernbank; and Chief Executive Officer of the Company. He held the positions of Chief Executive Officer and President of the Company since its founding in 1999 and of Westernbank from 1992 to July 2005. At Westernbank, he was appointed to serve as Executive Vice President in 1988; Chief Executive Officer from 1989 to 2005; Chairman of the Board in 1990; and President from 1992 to 2005. He also served as General Legal Counsel to Westernbank from 1981 to 1988. On March 29, 2007, Mr. Stipes assumed the positions of Chief Executive Officer and President of Westernbank and effective August 8, 2008 he assumed the position of President of the Company.

     Freddy Maldonado is Senior Executive Vice President and Chief Financial Officer of the Company. He held the positions of President and Chief Investment Officer of the Company from July 2005 to August 2008. Prior to that, Mr. Maldonado served as the Chief Financial Officer and Vice President of Finance and Investment of the Company since its founding in 1999 and of Westernbank since March 1992, both until July 2005, and as Chief Investment Officer of Westernbank from July 2005 to November 2006. He served as Executive Vice President of Finance and Investment and Chief Financial Officer at Ponce Federal Bank, F.S.B. from 1978 to 1992. Prior to that, Mr. Maldonado served as supervisory senior accountant at KPMG LLP.
     Cornelius Tamboer is the sole proprietor of Industrial Contractor/Prota Construction, S.E. a construction company. Mr Tamboer has been a director of Westernbank since 1989 and of the Company since its founding in 1999.
     Héctor L. Del Río is the President and co-owner of Tamrío, Inc., a development and construction company. Tamrío, Inc. is an affiliate of Prota Construction, a company owned by Mr. Tamboer, who is also a director of the Company and Westernbank.
     Pedro R. Domínguez has served as a director of Westernbank since 1992 and of the Company since its founding in 1999. Mr. Domínguez has also been Westernbank’s First Vice President for the Southern Region since 1989.
     Juan C. Frontera is a sole proprietor of a retail petrol sales network and has prior banking experience. On February 28, 2007, Mr. Frontera was named the Company’s Secretary of the Board of Directors.
     Enrique González, CPA is a Partner at González & Roig, a certified public accounting firm. On February 25, 2008, Mr. González was appointed as a director of the Company. Mr. González has been also appointed as the audit committee financial expert.
     César A. Ruiz is a retired banker who has been a director of Westernbank since 1972 and of the Company since its founding in 1999. In addition, since April 2001 until February 28, 2007, Mr. Ruiz was the Secretary of the Board of Directors of the Company. Mr. Ruiz resigned from the Board of Directors effective December 31, 2008.
None of the above directors simultaneously serve as directors of other public companies.

Executive Officers of the Company
     The following table sets forth information regarding the current executive officers of the Company as of December 31, 2007. There were no arrangements or understandings pursuant to which any of these executive officers were selected as an officer.

		Officer of the
	Age as of	Company and/or
	December 31,	Westernbank	Positions Held with the
Name	2007	Since	Company and/or Westernbank
Frank C. Stipes, Esq	52	1988	Chairman of the Board , Chief Executive Officer and President of the Company and Westernbank (1)

Freddy Maldonado	57	1992	Director, Senior Executive Vice President and Chief Financial Officer of the Company (2)

Pedro R. Domínguez	63	1989	Director and First Vice President — Southern Region of Westernbank

José Armando Ramírez	51	2007	Former Chief Financial Officer and former Chief Operating Officer of the Company (3)

Carlos Dávila	44	2007	Chief Operating Officer of the Company, Executive Vice President and Chief Retail Officer of Westernbank (4)

Norberto Rivera, CPA	45	2004	Vice President Corporate Comptroller and Chief Accounting Officer

Alfredo Archilla	51	2001	Chief Administration Officer

Andrés Morgado, CPA	49	2000	President, Westernbank Trust Division

William Vidal, Esq	54	2000	First Vice President for Commercial Credit, Chief Lending Officer Northeastern Region

Migdalia Rivera	57	2002	President, Expresso of Westernbank (5)

(1)	Effective August 8, 2008, Mr. Stipes assumed the positions of President of the Company.

(2)	Effective August 8, 2008, Mr. Maldonado assumed the position of Senior Executive Vice President and Chief Financial Officer of the Company and relinquished the duties of President and Chief investment Officer of the Company. On January 30, 2009, Mr. Maldonado advised the Company that he intends to resign to his positions as a Director of the Company and Senior Executive Vice President and Chief Financial Officer for both the Company and the Bank, upon filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(3)	Mr. Ramírez served as Chief Financial Officer and Chief Operating Officer of the Company from September 3, 2007 to August 8, 2008.

(4)	Effective October 1, 2007, Mr. Dávila was retained as Executive Vice President and Chief Retail Officer of Westernbank and on October 6, 2008 Mr. Dávila was also appointed Chief Operating Officer of the Company.

(5)	Mrs. Rivera served as President, Expresso of Westernbank until January 10, 2009.
Biographical Information
     Provided below is a brief description of the principal occupation for at least the past five years of each of the Company’s executive officers other than Messrs. Stipes, Maldonado and Domínguez, whose biographical information is included with that of the directors above.
     José Armando Ramírez — Mr. Ramírez was the Chief Financial Officer and Chief Operating Officer of the Company since September 3, 2007. He previously served as Executive Vice President of Strategic Planning, Corporate Development and Asset/Liability Management with National City Corporation in Cleveland Ohio. Prior to that, Mr. Ramírez served as International Officer-Senior Financial Analyst for the Bank of Boston Corporation from 1986 to 1988. On August 8, 2008, Mr. Ramírez resigned to his positions as Chief Financial Officer and Chief Operating Officer of the Company.
     Carlos Dávila — Mr. Dávila is the Chief Operating Officer of the Company since October 6, 2008 and the Executive Vice President and Chief Retail Officer of Westernbank since October 1, 2007. Previously, he served as President and Region Manager with Citibank, N.A. in Florida and Puerto Rico from 1999 to 2007. Prior to that, Mr. Dávila served as Senior Vice President and Treasurer for First Bancorp from 1996 to 1997. Before that, he served as Vice President of Smith Barney, a subsidiary of Citigroup, from 1993 to 1996. Prior thereto, his banking experience and career dates back to 1985.
     Norberto Rivera, CPA — Mr. Rivera has been the Company’s Chief Accounting Officer since June 13, 2006 and Vice President Corporate Comptroller since July 12, 2005. Mr. Rivera joined the Company on May 10, 2004 as Westernbank’s Vice-President Comptroller. He previously served as a Senior Manager at Deloitte & Touche LLP from 1990 to 2004.

     Alfredo Archilla — Mr. Archilla is the Chief Administration Officer of the Company since September 3, 2007. He held the position of Chief Operating Officer from February 15, 2006 to September 3, 2007. Mr. Archilla joined the Company on June 1, 2001, as Westernbank’s Vice President of Administration and Human Resources. He previously served as President and General Manager of Star Kist Caribe, Inc. from August 1987 to May 2001. Prior thereto, he served as Project Engineer at Union Carbide Graphito from 1981 to 1987.
     Andrés Morgado, CPA — Mr. Morgado has served as President of Westernbank Trust Division since August 2000. He previously served as Executive Vice President of Oriental Financial Group from 1990 to 2000. Prior to that, he served as Chief Operating Officer and Trust Officer of Commercial Trust Company, Inc. from June 1988 to February 1990; Vice President of Investments of Drexel Burnham Lambert Puerto Rico from April 1987 to June 1988; and Tax Manager at Deloitte & Touche LLP from 1979 to 1987.
     William Vidal, Esq. — Mr. Vidal has served as Westernbank’s First Vice President and Chief Lending Officer for the Northeastern Region since July 12, 2005. Mr. Vidal joined the Company on June 26, 2000, as First Vice President of the North Region. He was previously in the private practice of law, specialized in bankruptcy law, from 1978 to 2000.
     Migdalia Rivera — Ms. Rivera joined the Company on June 12, 2002, as President of Expresso of Westernbank. She previously served as President of CommoLoco, a subsidiary of American General Financial Group, from 1968 to 2002.
Corporate Governance Matters
     Pursuant to the Company’s Bylaws, the business and affairs of the Company are managed by or under the direction of the Board of Directors. Members of the Board of Directors are kept informed of the Company’s business through discussions with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. Currently there are eight members of the Board. The Board is divided into three classes: Messrs. Cornelius Tamboer and Freddy Maldonado are in the class that was to be up for re-election in 2008; directors Messrs. Frank C. Stipes, Esq., Héctor L. Del Río and Juan C. Frontera are in the class up for re-election in 2009; and Messrs. César A. Ruiz, who resigned from the Board of Directors effective December 31, 2008, Pedro R. Domínguez and Mr. Enrique González, CPA are in the class up for re-election in 2010. Each director serves for a term ending after the third annual meeting following the annual meeting at which such director was last elected or until such director’s successor is elected and qualified. As a result of the restatement process, the Company did not hold its 2008 annual meeting of stockholders. Accordingly, Messrs. Tamboer and Maldonado continue to serve in their positions as directors. On January 30, 2009, Mr. Maldonado advised the Company that he intends to resign to his positions as a Director of the Company and Senior Executive Vice President and Chief Financial Officer for both the Company and the Bank, upon filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The Board has a majority of independent directors. The Board has determined as of December 31, 2007, that Messrs. Cornelius Tamboer, César A. Ruiz, Héctor L. Del Río, Juan C. Frontera, and Mr. Enrique González, CPA, are “independent” for purposes of Section 303A of the New York Stock Exchange (“NYSE”) Listing Standards, and that the members of the Audit Committee are also independent for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and Section 303A.02 of the NYSE Listing Standards. The Board’s determinations of director independence were made in accordance with the qualification standards for independent directors included in the Company’s Corporate Governance Guidelines, as well as the NYSE listing standards. The Company’s Corporate Governance Guidelines may be found in the Investor Relations section of the Company’s website at www.wholding.com and is available in print to any stockholder upon written request to Mr. Juan C. Frontera at W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. The Board based these determinations primarily on a review of the responses the directors provided to questions regarding employment and compensation history, affiliations and family and other relationships and based on discussions with the directors.
     On February 25, 2008, the Board of Directors of the Company appointed Mr. Enrique González, CPA as director of the Company for a three-year term. Mr. González is a partner at González & Roig, a certified public accounting firm. As a practicing accountant, Mr. González has provided, and likely will continue to provide, accounting services to certain customers of Westernbank Puerto Rico. Among other clients, Mr. González also provides services on behalf of two members of the Company’s Board of Directors. In light of Mr. González’s profession, the Board of Directors determined that Mr. González will be recused from matters relating to his clients which are also clients of the Company. There was no arrangement or understanding between Mr. González and any other person pursuant to which he was selected as a director, and there are and have been no transactions, either since the beginning of the Company’s last fiscal year or that are currently proposed, regarding Mr. González that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

     The Board of Directors of Westernbank meets on a monthly basis, while the Board of Directors of the Company meets as deemed necessary. In addition, the Board of Directors of the Company has seven committees, as described below. During the year ended December 31, 2007, the Board of Directors of Westernbank met 12 times, while the Board of Directors of the Company met 13 times. Each director attended at least 75% of the aggregate of (i) the total number of Board meetings held during the calendar year 2007, and (ii) the total number of meetings held by all committees on which he or she served during the year ended December 31, 2007.
     Non-management directors, all of whom were determined to be independent (as discussed above), met in executive session, presided by Mr. Juan C. Frontera, Secretary of the Board, without management once during 2007. The Board of Directors has named the members of the Audit Committee as the members of this group.
     Under a process approved by the Nominating and Corporate Governance Committee of the Board of Directors for handling letters received by the Company and addressed to non-management members of the Board of Directors, the Secretary of the Board of Directors reviews all such correspondence and forwards to the Board a summary and/or copies of any such correspondence that, in the opinion of the Secretary of the Board of Directors, deals with the functions of the Board of Directors or Committees thereof or that he otherwise determines requires their attention. Mr. Juan C. Frontera is the contact for those interested parties that may want to communicate directly with a non-management director. Any interested parties may contact Mr. Frontera by written notification to W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. Concerns relating to accounting, internal controls or auditing matters are immediately brought to the attention of the Company’s Audit Committee and handled in accordance with procedures established with respect to such matters (as described under “Audit Committee” below).
     The Board of Directors has adopted a Code of Business Conduct and Ethics for directors, officers, and employees which may be found in the Investor Relations section of the Company’s website at www.wholding.com and is available in print to any stockholder upon written request to Mr. Juan C. Frontera at W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681.
     Below are the standing committees of the Board of Directors of the Company:
     Nominating and Corporate Governance Committee
     The Company has a Nominating and Corporate Governance Committee (“Nominating Committee”), whose members as of December 31, 2007 included Messrs. Cesar A. Ruiz, Cornelius Tamboer, Hector Del Río and Juan C. Frontera. Subsequent to that date, Mr. Enrique Gonzalez, CPA, became a member of the Nominating Committee on February 25, 2008 and Mr. Ruiz resigned effective December 31, 2008. The Board has determined that all of the members of the Nominating Committee are independent under the NYSE listing standards. The Nominating Committee develops and recommends to the Board of Directors corporate governance policies and guidelines for the Company and identifies and nominates director and committee member candidates for election to the Board of Directors and to committee membership, respectively. The Board of Directors has adopted a Nominating and Corporate Governance Committee Charter which may be found in the Investor Relations section of the Company’s website at www.wholding.com and is available in print to any stockholder upon written request to Mr. Juan C. Frontera at W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. During the year ended December 31, 2007, the Nominating Committee met once.
     The Nominating Committee considers candidates for director who are recommended by its members, by other Board members, by stockholders and by management. The Nominating Committee evaluates director candidates recommended by stockholders in the same way that it evaluates candidates recommended by its members, other members of the Board, or other persons. The Nominating Committee considers all aspects of a candidate’s qualifications in the context of the needs of the Company at that point in time with a view to creating a Board with a diversity of experience and perspectives. As set forth in the Company’s Nominating and Corporate Governance Committee Charter, the Nominating Committee is responsible for selecting individuals as director nominees who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who would be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the Company and its stockholders. In selecting director nominees, the Nominating Committee assesses the director’s qualifications as independent, as well as skills, knowledge, perspective, broad business judgment and leadership, relevant specific industry knowledge, business creativity and vision, experience, age and diversity, all in the context of an assessment of the perceived needs of the Board at that time.
     As set forth in Section 13 of the Company’s Bylaws, nominations by stockholders of persons for election to the Board of Directors must be made pursuant to timely notice in writing to the Secretary of the Board of Directors of the Company. To be timely, a stockholder’s notice must be received at the principal executive offices of the Company at least 150 days prior to the annual meeting. The stockholder’s notice must set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the Company which are beneficially owned by such person, and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to proxy statement disclosure requirements under the Securities Exchange Act of 1934, as amended (including without limitation such person’s written consent to being named in the proxy statement as a nominee and to serve as a director, if elected); and (b) as to the stockholder giving notice (i) the name and address, as they appear on the Company’s books, of the stockholder proposing such nomination, and (ii) the class and number of shares of the Company which are beneficially owned by the stockholder. There have been no material changes to the Company’s procedures by which stockholders may recommend nominees to the Board of Directors since the Company last disclosed these procedures.
     The Nominating Committee is empowered to engage a third party search firm to assist in the identification of candidates, but the Nominating Committee currently believes that the existing directors and executive management of the Company and its subsidiaries have significant networks of business contacts that likely will form the source from which candidates will be identified. Upon identifying a candidate for serious consideration, one or more members of the Nominating Committee would initially interview such candidate. If a candidate merits further consideration, the candidate would subsequently interview with all other Nominating Committee members (individually or as a group), meet the Company’s Chief Executive Officer and other executive officers and ultimately meet the other directors. The Nominating Committee would elicit feedback from all persons who met with the candidate and then determine whether or not to recommend the candidate.
     The Nominating Committee did not hire any director search firm in 2007 or 2006 and, accordingly, paid no fees to any such company. As indicated above, however, the Nominating Committee may do so in the future if necessary.
     Executive Committee
     The Executive Committee is authorized to exercise the authority of the Board of Directors in the management of the Company, subject to applicable laws. As of December 31, 2007, the members of the Executive Committee were Messrs. Frank C. Stipes, Esq., César A. Ruiz, Cornelius Tamboer, Hector Del Río and Juan C. Frontera. Subsequent to that date, Mr. Enrique Gonzalez, CPA, became a member of the Executive Committee effective February 25, 2008 and Mr. Ruiz resigned effective December 31, 2008. During the year ended December 31, 2007, the Executive Committee did not meet.
     Compensation Committee
     The Company has a Compensation Committee comprised entirely of independent directors, in accordance with the NYSE listing standards. The Compensation Committee reviews and makes determinations of the compensation of the Company’s directors and senior executive officers, and administers and implements the Company’s incentive-compensation plans and equity-based plans. The Board of Directors has adopted a Compensation Committee Charter which may be found in the Investor Relations section of the Company’s website at www.wholding.com and is available in print to any stockholder upon written request to Mr. Juan C. Frontera at W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. As of December 31, 2007, the members of the Compensation Committee were Messrs. César A. Ruiz, Cornelius Tamboer, Héctor L. Del Río and Juan C. Frontera. Subsequent to that date, Mr. Enrique González, CPA, became a member of the Compensation Committee effective February 25, 2008 and Mr. Ruiz resigned effective December 31, 2008. During the year ended December 31, 2007, the Compensation Committee met three times.
     Audit Committee
     The members of the Audit Committee as of December 31, 2007 were Messrs. César A. Ruiz, Cornelius Tamboer, Héctor L. Del Río, Juan C. Frontera and former Vice President General Auditor Alfredo Perez (retired on March 8, 2008). Subsequent to that date, Mr. Enrique González, CPA, became a member of the Audit Committee effective February 25, 2008 and Mr. Ruiz resigned effective December 31, 2008. During the year ended December 31, 2007, the Audit Committee met 17 times.
     The Board of Directors has determined that all of the directors who serve on the Audit Committee are independent pursuant to Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and under Section 303A.02 of the NYSE listing standards. While the Board of Directors has determined that all members of the Audit Committee are financially literate, on February 25, 2008 the Audit Committee named Mr. Enrique González as the “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. César A. Ruiz served as the audit committee financial expert from March 21, 2003 to February 25, 2008. Both Messrs. Gonzalez and Ruiz are independent members of the Board of Directors as determined by the NYSE listing standards.
     The Audit Committee’s functions include the following: (i) the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm, reviewing the independence of that firm, reviewing with that firm the plans and results of the audit engagement of the Company and approving all auditing and non-auditing services performed by that firm; (ii) reviewing the design and effectiveness of the Company’s internal controls and similar functions; (iii) approving the annual audit plan and reviewing the results of internal audits; (iv) reviewing the Company’s financial results and SEC filings; and (v) reviewing the Company’s compliance with legal and regulatory requirements.
     The Audit Committee meets periodically with management to consider the adequacy of the Company’s internal controls and financial reporting process. It also discusses these matters with the Company’s independent registered public accounting firm and with appropriate Company financial personnel. The Audit Committee reviews the Company’s financial statements and discusses them with management and the independent registered public accounting firm before those financial statements are filed with the SEC.
     In June 2007, the Company announced the impairment of one of the Bank’s largest asset-based lending relationships and, in connection with an Audit Committee review of the related circumstances, management concluded that the annual audited financial statements for the years ended December 31, 2005 and 2006, as well as the previously filed interim unaudited financial statements for the fiscal quarters ended March 31, June 30, and September 30, 2006 and March 31, 2007, should no longer be relied upon and that the Company needed to restate these previously issued financial statements. See “Recent Significant Events—Restatement” under Part I, Item 1, and Part II, Item 9A “Controls and Procedures”.
     The Audit Committee regularly meets privately with the independent registered public accounting firm, has the sole authority to retain and dismiss that firm and periodically reviews its performance and independence from management. The independent registered public accounting firm has unrestricted access to books and records and personnel of the Company, and reports directly to the Audit Committee.
     The Audit Committee’s responsibilities are described in a written charter that was adopted by the Board of Directors of the Company. The Board of Directors has reviewed and approved the Audit Committee Charter in light of the requirements, rules and regulations promulgated by the SEC as well as the listing standards of the NYSE relating to corporate governance matters. A copy of the Audit Committee Charter is available in the Investor Relations section of the Company’s website at www.wholding.com and is available in print to any stockholder upon written request to Mr. Juan C. Frontera at W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681.
     The Audit Committee has established the W Holding Company, Inc. Whistleblower Phone Number, a toll free hotline through which confidential complaints may be made by employees regarding: illegal or fraudulent activity; questionable accounting, internal control or auditing matters; conflicts of interest or dishonest or unethical conduct; violations of the Company’s Code of Business Conduct and Ethics; and/or any other violations of laws, rules or regulations. Complaints submitted through this process are presented to the Audit Committee to be handled in accordance with procedures adopted with respect to such matters.
     Investment Committee
     The Investment Committee is responsible for the Company’s and Westernbank’s asset/liability oversight. Through policies designed to manage the flow of funds and the use and pricing of such funds, the Investment Committee supervises the Investment Department’s responsibility for maintaining an acceptable interest rate spread, while assuring that the Company complies with all applicable investment and liquidity requirements. As of December 31, 2007, the Investment Committee was composed of the entire Board of Directors of the Company and the former Chief Financial Officer and Chief Operating Officer Mr. José Armando Ramírez, Westernbank Treasurer and Chief Investment Officer, Mr. Ramón A. Rosado, Esq., and Mr. Hiram Mesonero. The Company’s Chief Accounting Officer, Mr. Norberto Rivera, CPA, is a non-voting participant of the Investment Committee. Subsequent to that date, Mr. Ramirez resigned on August 8, 2008. The Investment Committee met 12 times during 2007.
     Senior Credit Committee
     Prior approval of the Senior Credit Committee is required for all loans in excess of $20.0 million ($15.0 million in the case of the Asset Based Lending Unit (former Westernbank Business Credit Division). The Senior Credit Committee also reviews and ratifies all loans from $1.0 million to $20.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed of members of the Company’s Board of Directors and senior lending officers of Westernbank. All loans in excess of $20.0 million ($15.0 million for Westernbank Business Credit Division) approved by the Senior Credit Committee were also reviewed and ratified by the Board of Directors. All loans in excess of $50.0 million require the approval of the Board of Directors. As of December 31, 2007, the members of the Senior Credit Committee are Messrs. Frank C. Stipes, Esq., Cornelius Tamboer, Héctor L. Del Río, Juan C. Frontera and Pedro R. Domínguez, and Westernbank officers Messrs. Ricardo Cortina, William Vidal, Esq., José E. Rivera (retired on October 4, 2008), René López, CPA, Peter Léctora, CPA and Ms. Ana Rosado. The Senior Credit Committee met 12 times during 2007.

     Compliance and Risk Management Committee
     The Compliance and Risk Management Committee oversees federal and local regulatory compliance for the Company and Westernbank. As of December 31, 2007, the members of the Compliance and Risk Management Committee were the Company or Westernbank officers Messrs. Frank C. Stipes, Esq., former CFO and COO José Armando Ramírez, Carlos Dávila, Alfredo Archilla, former Vice President General Auditor Alfredo Pérez, CPA, Edgar Nicole, Héctor Vázquez, Norberto Rivera, CPA, Henry Santiago, Esq., Ms. Rosa Vicéns, Esq., Ms. Isis Roldán, Esq. and former BSA Compliance Officer Ms. Sandra Laracuente. Subsequent to that date, Mr. Pérez retired on March 8, 2008, Mr. Ramírez resigned on August 8, 2008 and Ms. Laracuente resigned on September 1, 2008. The Compliance and Risk Management Committee met six times during 2007.
Stockholders Communication with Directors
     Company stockholders who want to communicate with the Board or any individual director can write to:
W Holding Company, Inc.
19 West McKinley Street
Mayagüez, Puerto Rico 00680
     Your letter should indicate that you are a W Holding Company stockholder. Subject to reasonable constraints of time and topics and the rules of order, stockholder communications will be presented to the Board at the next regularly scheduled meeting of the Board, or relevant committee of the Board. The Board of Directors reserves the right to determine the appropriate action to be taken, if any, in response to stockholder communication.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors and, certain of its officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.
     The table below set forth the officers of the Company or Westernbank and directors who during 2007 inadvertently filed late Section 16(a) reports and the number of transactions covered by such reports:

Name	Late Reports	Transactions
Andres Morgado	1	1
Carlos Dávila	1	1

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
     In this Compensation Discussion and Analysis (“CD&A”), the Company provides an analysis of its executive compensation program, the material compensation decisions that the Company made during fiscal 2007 with respect to the NEOs of the Company (as identified below), and the material factors that the Company considered in making those decisions. Later in this Form 10-K, beginning with the “2007 Summary Compensation Table,” you will find a series of tables containing specific information about the compensation earned or paid during fiscal 2007 to:
•	the Company’s Chief Executive Officer (“CEO”), Mr. Frank C. Stipes, Esq.;

•	each person who served as the principal financial officer of the Company during fiscal 2007, or Mr. Norberto Rivera, CPA (from January 1, 2007 to September 3, 2007), and Mr. Jose Armando Ramirez (from September 3, 2007 to August 8, 2008);

•	and the three highest paid executive officers of the Company who were serving as executive officers as of December 31, 2007, or Messrs. William Vidal, Esq., Westernbank’s First Vice President and Chief Lending Officer for the Northeastern Region, Ruben Aponte, and Norberto Rivera, CPA, the Company’s Chief Accounting Officer and Vice President Corporate Comptroller (collectively referred to as the “NEOs”).
Objectives of the Company’s Compensation Program
     The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) has responsibility for approving the compensation program for the Company’s NEOs, as well as all of its executive officers generally. Generally, the compensation program for the NEOs is designed to attract, retain and reward talented executives who can contribute to the Company’s success and thereby build value for the Company’s stockholders. Specifically, the program is designed to achieve the following principles:
     Compensation should reward performance
     The Company’s compensation program should deliver top-tier compensation given top-tier individual and Company performance. Likewise, where individual performance falls short of expectations and/or Company’s performance lags the industry, the program should deliver lower-tier compensation. In addition, the objectives of pay-for-performance and retention must be balanced. Even in periods of temporary downturns in Company performance, the program should continue to ensure that successful, high-achieving employees will remain motivated and committed to the Company.
     Compensation should reflect the value of the job in the marketplace
     To attract and retain a highly skilled work force, the Company must remain competitive with the pay of other premier employers who compete with the Company for talent. The Company seeks highly competent, specialized and experienced talent, unique to the financial sector.
     The Company’s employees should think like the Company’s stockholders
     The Company’s employees should act in the interests of the Company’s stockholders and the best way to encourage them to do that is through an equity stake in the Company. This is done by granting stock options to key employees.
     Incentive compensation should be a greater part of total compensation for more senior positions
     Generally, the Company believes that the proportion of an individual’s total compensation that varies with the individual and Company performance objectives should increase as the individual’s business responsibilities increase. Historically, this has been the case; however, due to the pending restatement, for fiscal 2007, we did not make any equity awards, other than to Mr. Ramirez which award was subsequently forfeited upon his termination. In addition, as discussed below, Messrs. Stipes and Maldonado voluntarily requested not to be considered for an annual special performance bonus for fiscal 2007.

     Determination of Compensation During Fiscal 2007
     The Compensation Committee considered a number of different factors in determining NEO compensation during fiscal 2007.
•	Assessment of Company Performance. The Compensation Committee utilized Company performance measures in establishing total compensation ranges for the NEOs. The Committee considered certain measures of progress of the Company including asset quality, stability and soundness of operations, regulatory classification, overall loan portfolio growth, performance, quality, capital and efficiency ratios as compared to peer groups, net earnings and the Company’s overall results and management effectiveness in light of existing market conditions.

The Company’s Chief Executive Officer recommends to the Compensation Committee the levels of achievement for the annual performance bonus compensation awards and the Compensation Committee reviews the recommended levels carefully before approving them. This is to ensure that the goals are set accurately to provide the Company’s executive officers with goals that are at a reasonably high level, but also are attainable.

•	Assessment of Individual Performance and CEO Review. Each NEO’s individual performance also had a strong impact on the compensation paid to the officer, as it does for all of the Company’s employees generally. With respect to the CEO performance, the independent directors, under the direction of the presiding director, met with the CEO in executive session at the beginning of the year to agree upon the CEO performance objectives (both individual and company objectives) for the year. At the end of the year, the independent directors met in executive session under the direction of the presiding director to conduct a performance review of the CEO based on these objectives. The results of this review for fiscal 2007 are discussed below under “Components of Executive Compensation for 2007.”

For the other NEOs, the Compensation Committee receives a performance assessment and compensation recommendation from the CEO and also exercises its discretion and judgment based on the Committee’s interactions with each such executive officer. The Committee’s individual performance evaluation of these executives is based generally on his contribution to the Company’s performance, as well as other leadership accomplishments. The results of the reviews for the other NEOs for fiscal 2007 are also discussed below under “Components of Executive Compensation for 2007.”

•	Peer Data Review. Each year, the Compensation Committee reviews the Company’s compensation program as compared to a peer group of financial holding companies based in Puerto Rico. During fiscal 2007, the Company used the following Puerto Rican-based peer financial holding companies for benchmarking purposes: Popular, Inc., First BanCorp., Santander BanCorp, Doral Financial Corporation and R&G Financial Corporation.

The Compensation Committee compares the peer group companies’ executive compensation programs as a whole, and also compares the pay of individual executives if the jobs are sufficiently similar to make the comparison meaningful. The Committee uses the peer group data primarily to ensure that the executive compensation program as a whole is competitive, meaning generally within the range of comparative pay of the peer group companies when the Company achieves its targeted performance levels. The Compensation Committee also reviews total executive compensation, with and without special performance bonus, in order to determine, in its discretion, what amount of a particular bonus is based strictly on performance and what, if any, is granted to the executive as part of his base salary in line with the salaries paid to other executives in equivalent peer groups positions, as mentioned before. The Committee does not specifically target or establish to pay total compensation to the NEOs at a specified percentile or range within the peer group.

•	Total Compensation Review. The Compensation Committee reviews each executive’s base pay, bonus, and stock option incentives every 18 months, with the exception of the Company’s and Westernbank’s CEO, which is reviewed annually. In addition to these primary compensation elements, the committee reviews the deferred compensation program, perquisites and other compensation, and payments that would be required under various severance and change-in-control scenarios. Following the 2007 review, the Compensation Committee determined that these elements of compensation were reasonable in the aggregate.

Components of Executive Compensation for 2007
     For 2007, the compensation of the Company’s executives consisted of five primary components: base salary, a Christmas bonus, a special performance bonus, stock option grants and benefits package. The Company’s compensation program for the NEO’s has been designed so that a larger portion of the NEO’s total compensation is earned in the form of bonus opportunities.
     Base Salary
     Salaries provide executives with a sufficient, regularly-paid base level of monthly income and help achieve the objectives outlined above by attracting and retaining our executives. Base salaries are reviewed every 18 months, with the exception of the salaries of the Company’s CEO, which is reviewed annually by the Compensation Committee. As discussed, generally, base salaries are not based upon specific measures of corporate performance, but are determined by scope and complexity of the position, including current job responsibilities, the relative base salaries of the Company’s peers, and the recommendations of the Chief Executive Officer, including an evaluation of each officer’s individual performance and contribution to the Company’s financial, operational and strategic goals and objectives. Consistent with compensation practices generally applied in the financial services industry, and our compensation objectives described before, base salaries generally form a lower percentage of total compensation with a majority of each NEO’s total compensation.
     For fiscal 2007, the Compensation Committee reviewed each of the NEO’s base salaries, other than the CEO’s, based on the principles identified before. After such review, the Compensation Committee concluded that base salaries were appropriate and consistent with the Company’s compensation program. Except for Messrs. Norberto Rivera, CPA and William Vidal, Esq., none of the other NEOs of the Company received base salary increases during 2007.
     On January 22, 2007, the salary of Mr. Norberto Rivera, Chief Accounting Officer and Vice President Corporate Comptroller of the Company and subsidiaries, was raised to $225,000 annually from $165,750 annually. The salary increase of Mr. Rivera was due to his new responsibilities as a result of his promotion to Chief Accounting Officer and the Company’s satisfaction with his performance.
     On June 29, 2007, the Board of Directors of W Holding Company, Inc.’s wholly owned subsidiary, Westernbank Puerto Rico (“Westernbank”), approved an increase in annual base salary for Mr. William Vidal, Westernbank’s First Vice President for Commercial Credit and Chief Lending Officer Northeastern Region, from $233,750 to $333,750, effective as of June 11, 2007. The salary increase of Mr. Vidal was due to the Company’s satisfaction with his performance.
     On February 20, 2008, the Company’s Compensation Committee increased Mr. Frank C. Stipes, Esq. Chief Executive Officer and President of the Company and Westernbank, annual salary from $292,500 to $600,000 annually. The salary increase was due to his re-appointment as CEO and President of the Bank and was effective retroactively to March 29, 2007, the date on which Mr. Stipes assumed his new roles. On February 25, 2008, however, Mr. Stipes voluntarily decided to adjust his annual base salary to $500,001 annually.
     On August 8, 2008, Mr. Freddy Maldonado was appointed Senior Executive Vice President and Chief Financial Officer of the Company and Westernbank. In connection with the appointment of Mr. Maldonado, the Company’s Compensation Committee set Mr. Maldonado’s annual base salary at $500,000 annually.
     On October 6, 2008, Mr. Carlos Dávila was appointed Chief Operating Officer of the Company and Westernbank. In connection with Mr. Dávila’s new responsibilities as a result of his promotion to Chief Operating Officer, the Company’s Compensation Committee set Mr. Dávila’s annual salary at $425,000.
     On January 30, 2009, the Board of Directors appointed Mr. Lidio V. Soriano, as the new Chief Financial Officer of the Company and the Bank, effective upon Mr. Maldonado’s retirement, subject to receipt of regulatory approval. Since October 20, 2008, Mr. Soriano has served as Senior Vice President and Senior Financial Officer of the Company. Mr. Soriano’s annual base salary is $425,000 and was not increased as a result of the appointment.
     New annual base salaries approved to Messrs. Stipes, Maldonado and Dávila were set by the Committee at levels similar to those paid at the same positions within the Company’s peer group.
     For a further description of the base salaries paid to the NEOs during fiscal 2007, please refer to the 2007 Summary Compensation Table set forth on page 222.

Christmas Bonus
     A Christmas bonus is mandated under Puerto Rico law for all employees. The minimum amount required by law is $600 per employee. Traditionally, the Company has granted one month of salary as a Christmas Bonus to its employees, including the NEOs. For fiscal 2007, the Company granted one month of salary as the Christmas bonus to each of its NEO’s as follows: $24,792 for Mr. Frank C. Stipes, Esq., the Company’s CEO and President; $21,250 for Mr. Freddy Maldonado, Chief Financial Officer of the Company; $27,812 for Mr. William Vidal, Esq., First Vice President for Commercial Credit and Chief Lending Officer Northeastern Region; $18,550 for Mr. Rubén Aponte, Senior Vice President; $18,750 for Mr. Norberto Rivera, Chief Accounting Officer and Vice President Corporate Comptroller; and $13,889 for Mr. José Armando Ramírez, former Chief Financial Officer.
Special Performance Bonus
     As stated above, the Company typically awards an annual special performance bonus, paid in cash, to its executive officers and certain employees, including the NEOs. Only those individuals with a higher ability to directly impact the Company’s performance are eligible to receive the special performance bonus because they bear a greater proportion of the responsibility that compensation will decrease if the Company’s goals are not attained. Consistent with the Company’s objectives, the special performance bonus may fluctuate significantly from year-to-year, which stresses that results and contributions in any year affect future years.
     Such bonus is granted after an assessment of the Company’s performance and growth is made for the year, both individually and compared to its peer group, which includes among other factors, asset quality, stability and soundness of operations, regulatory classification, overall loan portfolio growth, performance, quality, capital and efficiency ratios as compared to peer groups, net earnings and the Company’s overall results and management effectiveness in light of existing market conditions and the overall compensation of the executive in regard to similar positions in the industry.
     The Compensation Committee may, in its discretion, (1) award special performance bonuses absent the attainment of the relevant performance goals, and (2) reduce or eliminate entirely the amount of special performance bonuses payable to any participant upon attainment of the performance goals.
     Historically, the Compensation Committee has exercised its discretion each year in granting the amount of special performance bonus payable to the NEOs. As explained before, the Compensation Committee does not rely on predetermined formulas, weighted factors or a limited set of criteria in making this decision. In determining whether the maximum special performance bonus payable to a NEO, or the extent to which the award should be reduced, the Compensation Committee considers (1) management’s continuing achievement of its short and long term goals versus its strategic imperatives, (2) the executive officer’s historical and current compensation, including the number of shares of stock options previously granted to the executive officer, (3) the Company’s desired competitive market position, (4) the Company’s relative standing in the industry as a whole, and (5) the achievement of initiatives regarding growth, productivity and people previously discussed above, determined by the business function over which the executive officer has control. In evaluating the achievement of the initiatives regarding growth, productivity and people, the Compensation Committee considered the actual results of such initiatives, the extent to which the initiatives were a significant stretch goal for the individual, and whether significant unforeseen obstacles or favorable circumstances altered the expected difficulty of achieving the desired initiatives. The Compensation Committee also assessed the level of achievement against the initiatives, including the performance achievement relative to stockholder value.
     The Compensation Committee determined special performance bonus payable to the NEO’s based on each individual’s contributions and responsibilities; special performance bonus to individuals with higher ability to directly impact the Company’s performance may fluctuate significantly because they bear a greater proportion of the risk that compensation will decrease if the Company’s goals are not attained.
     In 2007, the Committee concluded that it was appropriate to award the following special performance bonuses to the NEOs: $250,000 for Mr. William Vidal, First Vice President for Commercial Credit and Chief Lending Officer Northeastern Region; $222,478 for Mr. Rubén Aponte, Senior Vice President; and $175,000 for Mr. Norberto Rivera, Chief Accounting Officer and Vice President Corporate Comptroller; and $100,000 for Mr. José Armando Ramírez, former Chief Financial Officer of the Company.
     Messrs. Stipes and Maldonado, both asked the Compensation Committee to not consider them for any special compensation or performance bonus consideration for 2007. Therefore, their yearly compensation was limited to their respective base salaries and marginal benefits in line with their positions at the Company and advisory capacities over the Company’s subsidiaries, mainly on Westernbank.

Stock Options
     The Compensation Committee believes that the granting of stock options is the most appropriate form of long-term equity compensation to executive officers because stock options provide incentives for the creation of stockholder value over the long term since the full benefit of this component of the compensation package cannot be realized unless stock price appreciation occurs over a number of years.
     The Compensation Committee does not rely on predetermined formulas, weighted factors or criteria in determining the size of executive stock option grants. Historically, the Compensation Committee has exercised its discretion each year in granting stock options to the NEOs. During 2007, the Company awarded 4,500 stock options (as adjusted to reflect a one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) to Mr. Ramirez in connection with his hire, which options were forfeited in full upon his resignation on August 8, 2008. The Company did not award any stock options to the other NEOs during fiscal 2007.
     The Company has two shareholder-approved stock option plans, the 1999 Qualified Stock Option Plan (the “1999 Qualified Option Plan”) and the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”), for the benefit of employees of the Company and its subsidiaries. These plans offer to key officers, directors and employees an opportunity to purchase shares of the Company’s common stock. The option price for both plans is determined at the grant date. Both plans will remain in effect for a term of 10 years. The Board of Directors has sole authority and absolute discretion as to the number of stock options to be granted, their vesting rights, and the options’ exercise price. No options have been granted under the 1999 Nonqualified Option Plan. Options granted under the 1999 Qualified Option Plan have an exercise price equal to or greater than the market value of the underlying common stock at the grant date. The options become fully exercisable after five years following the grant date and the maximum contractual term of the options is ten years.
     The Compensation Committee believes that the granting of stock options, the only form of equity based award permitted under the 1999 Qualified Option Plan and 1999 Nonqualified Option Plan, is the most appropriate form of long-term compensation to executive officers, since it believes that the equity interests in the Company held by the executive officers align the interests of shareholders and management. This approach is designed to provide incentives for the creation of shareholder value over the long term since the full benefit of this component of the compensation package cannot be realized unless stock price appreciation occurs over a number of years. The Compensation Committee does not rely on predetermined formulas, weighted factors or a limited set of criteria in making its decisions of granting stock options. The Compensation Committee may, in its discretion, (1) award stock options absent the attainment of the relevant performance goals, and (2) reduce or eliminate entirely the amount of stock options to be granted upon attainment of the performance goals. Historically, the Compensation Committee has exercised its discretion each year in granting stock options to the NEO’s. During 2007, the Company awarded 4,500 stock options (as adjusted to reflect a one-for-fifty reverse stock split declared on November 7, 2008 and effective on December 1, 2008) to Mr. José Armando Ramírez, former Chief Financial Officer of the Company. Upon resignation date (August 8, 2008), the stock options granted to Mr. Ramírez were forfeited. The Company did not award any stock options to the other NEO’s.
Nonqualified Deferred Compensation Plan
     Westernbank has a Master Deferred Compensation Plan for a selected group of management or highly compensated employees, including each of the NEO’s. The Plan and the Trust are not intended to meet the requirements of Section 1165 of the Puerto Rico Internal Revenue Code of 1994, as amended (the “PR-IRC”), and therefore do not meet the funding, employee coverage, and other requirements which “qualified retirement plans” must satisfy under section 1165 of the PR-IRC. However, the Plan and the Trust are intended to constitute an unfunded arrangement maintained “primarily for the purposes of providing deferred compensation for a selected group of management or highly compensated employees” for purposes of Sections 202(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). During 2007, none of the NEOs elected to participate in the Company’s Nonqualified Deferred Compensation Plan.
All Other Compensation
     All other compensation for the NEOs includes perquisites and other personal benefits, including deferred profit-sharing plan contributions, 1165(e) plan matching contributions, car allowances, allowance for business and entertainment expenses and life, accidental death and dismemberment insurance premiums.

     Qualified Deferred Profit-Sharing Plan
     The Company has a non-contributory Deferred Profit-Sharing Plan, covering substantially all of its employees, including the NEOs, which provides for retirement and disability benefits. The Company’s contribution to the profit-sharing plan is discretionary. Participants in the Deferred Profit-Sharing Plan are vested upon completing five years of service with the Company, with no vesting prior to such time. The Company’s total contributions to the plan for the year ended December 31, 2007 were $250,000. The Company’s contributions to its NEO’s under the plan were as follows: Mr. Stipes $2,256; Mr. Maldonado $1,956, Mr. Vidal $3,669; Mr. Aponte $2,945; Mr. Rivera $2,739; and Mr. Ramírez $294 in 2007.
     Qualified Defined Contribution Plan
     Effective January 1, 1995, the Company added to its Profit Sharing Plan a defined contribution plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company who have one year of service and are twenty-one years or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to the maximum deferral amount specified by local law. The Company contributes 50 percent of the first 6 percent of base compensation, as defined, that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company’s contributions plus actual earnings thereon are 100 percent vested after three years of credited service. In case of death or disability, a participant or his/her beneficiary will be 100 percent vested regardless of the number of years of credited service. The Company’s contributions for 2007 amounted to $565,000. The Company contributed $4,000 with respect to each of its NEO’s under the plan in 2007, except for Mr. Ramírez who did not participate in the plan during 2007.
     Car Allowances
     The car allowance is based on the estimated use of time of the Company car by the respective NEO’s as part of their normal course of business. During 2007, the NEO’s benefited from the use of a company-owned vehicle with an approximate economic cost of $6,568 for Mr. Stipes; $12,780 for Mr. Maldonado; $6,213 for Mr. Vidal; $5,064 for Mr. Aponte; $9,651 for Mr. Rivera; and $5,661 for Mr. Ramírez.
     Business and Entertainment Expenses
     The Company reimburses its executives, including the NEOs, for business and entertainment expenses. During 2007, the Company paid allowances for business and entertainment expenses to its NEO’s as follows: Mr. Stipes $56,875; Mr. Maldonado $48,750; Mr. Vidal $44,688; Mr. Aponte $7,200 and Mr. Rivera $31,687, as given the nature of our industry, this is an important aspect of customer relationships
     Life, Accidental Death and Dismemberment Insurance
     The Company provides life, accidental death and dismemberment insurance coverage to all of its employees, including its NEOs. For the NEOs, in the event that any of the conditions provided under the policy are met, the benefits provided are to be four times the NEO’s annual salary rounded to the next higher $1,000, with a maximum of $505,000. Upon retirement, all insurance benefits shall terminate. During 2007, the Company paid insurance premiums on behalf of its NEO’s as follows: Mr. Stipes $1,256; Mr. Maldonado $2,375; Mr. Vidal $1,256; Mr. Aponte $2,348; Mr. Rivera $774 and Mr. Ramírez $382.
     Severance Benefits
     Except in the case of a change in control of the Company and the employment agreement entered into with Mr. José Armando Ramírez on September 3, 2007, the Company is not obligated to pay severance or other benefits to the NEO’s upon termination of their employment. The Company has entered into payment agreements in the event of a change in control with the following NEO’s: Messrs. Freddy Maldonado, William Vidal, Esq., Rubén Aponte and José Armando Ramírez. On each anniversary of the date of commencement of the agreements, the term of each agreement automatically extends for one year unless written notice from the Company is received not less than 60 days prior to the anniversary date advising the executive that the agreement shall not be further extended. The change in control and employment agreements entered with Mr. Ramírez were terminated on August 8, 2008 when he resigned from his positions as Chief Financial Officer and Chief Operating Officer of the Company.
          The agreements provide for severance payments in connection with or within one year after a “Change in Control” (as defined below) in the event the employee’s employment is terminated voluntarily by the employee or involuntarily by the Company without cause.

     For the purposes of the agreements, a Change in Control shall be deemed to have occurred if:
(i)	25% or more of ownership control, power to vote, or beneficial ownership of any class of voting securities of the Company is acquired by any person, either directly or indirectly or acting through one or more other persons;

(ii)	any person (other than any person named as a proxy in connection with any solicitation on behalf of the Board) holds revocable or irrevocable proxies, as to election or removal of three or more directors of the Company, for 25% or more of the total number of voting shares of the Company;

(iii)	any person has received all applicable regulatory approvals to acquire control of the Company;

(iv)	any person has commenced a cash tender or exchange offer, or entered into an agreement or received an option, to acquire beneficial ownership of 25% or more of the total number of voting shares of the Company, whether or not any requisite regulatory approval for such acquisition has been received, provided that a change in control will not be deemed to have occurred under this clause unless the Board has made a determination that such action constitutes or will constitute a change in control; or

(v)	as a result of, or in connection with, any cash tender or exchange offer, merger, or any other business combination, sale of assets or contested election, or any combination of the foregoing transactions, (a) the persons who were Directors of the Company before such transaction shall cease to constitute at least a majority of the Board or its successor or (b) the persons who were stockholders of the Company immediately before such transaction do not own more than 50% of the outstanding voting stock of the Company or its successor immediately after such transaction.
     The special compensation to be received pursuant to a Change in Control of the Company shall be equal to three times the annual base compensation plus bonuses paid to the executive officer for the calendar year immediately preceding the year in which the Change in Control has occurred; provided, however, that in no event shall the special compensation exceed $1,500,000 for each such employee. If employment were terminated in 2008 under such circumstances following a Change in Control, $975,000 would be payable to Mr. Maldonado, $1,500,000 to Mr. Vidal and $1,000,000 to Mr. Aponte. The Company has nine similar Change in Control agreements with certain executive officers of the Company and/or Westernbank, which if their employment was terminated in 2008 under such circumstances following a Change in Control, would result in payments amounting to $8,321,000.
     In connection with his appointment, Mr. Ramirez entered into an Employment Agreement which provided for a then-current annual base salary of $500,000, an annual performance-based bonus, a grant of options to purchase shares of the Company’s common stock, relocation and related expenses, not to exceed $150,000, and other fringe benefits applicable to executive personnel of the Company. In addition, the Company’s Employment Agreement with Mr. Ramirez contained provisions regarding confidentiality, proprietary information and work product. On November 26, 2008, the Company entered into a Separation Agreement with Mr. Ramirez due to his resignation from the Company on August 8, 2008. The Separation Agreement did not entitle Mr. Ramirez to any additional payments or benefits from the Company. Instead, the Company entered into the Separation Agreement with Mr. Ramirez in order to require his compliance with certain post-termination covenants, including noncompetition, nonsolicitation and confidentiality covenants, as well as to obtain a waiver and release agreement in favor of the Company. For a description of the severance payments and benefits owed to Mr. Ramirez pursuant to the terms of his Employment Agreement, see “Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table” and the “Potential Payments Upon Termination or Change in Control” sections below.

Compensation Committee Report
     The Compensation Committee evaluates and establishes compensation for executive officers and oversees the Company’s management stock option plans, the deferred compensation plans, and other management incentive and benefit programs. Management has the primary responsibility for the Company’s financial statements and reporting process, including the disclosure of executive compensation. With this in mind, we have reviewed and discussed with management the Compensation and Discussion Analysis discussed before. Based on this review and discussion, the Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K for filing with the Securities and Exchange Commission.
Héctor L. Del Río
Juan C. Frontera
Cornelius Tamboer
Enrique González

SUMMARY COMPENSATION TABLE
     The following tables set forth the compensation earned by or paid to the Company’s NEOs during the year ended December 31, 2007. The Company does not provide the following to its named executive officers: stock awards, non-equity incentive plan, defined benefits plan or employee agreements.

							Change in Pension
							Value and
							Nonqualified
				Stock	Option	Non-Equity	Deferred	All Other
			Bonus (2)	Awards ($)	Awards (4)	Incentive Plan	Compensation	Compensation (5)
Name & Principal Position	Year	Salary (1) ($)	($)	(3)	($)	Compensation (3)	Earnings ($) (3)	($)	Total ($)
Current

Frank C. Stipes, Esq	2007	$331,827	$24,792	$—	$—	$—	$—	$70,955	$427,574
Chairman of the	2006	308,942	29,167	—	—	—	—	69,741	407,850
Board, Chief Executive
Officer and President

Freddy Maldonado (6)	2007	284,423	21,250	—	—	—	—	71,781	377,454
Chief Financial Officer	2006	255,000	25,000	—	—	—	—	70,572	350,572

William Vidal, Esq. (7)	2007	287,596	277,812	—	25,122	—	—	59,826	650,356
First Vice President for	2006	233,750	272,917	—	25,122	—	—	56,987	588,776
Commercial Credit and
Chief Lending Officer
Northeastern Region

Rubén Aponte	2007	222,600	241,028	—	4,106	—	—	21,557	489,291
Senior Vice President	2006	222,600	118,500	—	4,106	—	—	19,444	364,650

Norberto Rivera, CPA	2007	246,635	193,750	—	16,748	—	—	48,851	505,984
Chief Accounting Officer	2006	165,750	166,250	—	16,748	—	—	36,376	385,124
and Vice President
Corporate Controller

Former

José Armando Ramírez (8)	2007	153,846	113,889	—	5,980	—	—	63,811	337,526
Former Chief Financial Officer	2006	—	—	—	—	—	—	—	—
and Chief Operating Officer

(1)	Includes (i) amounts deferred by the individual pursuant to the Company’s 1165(e) Plan, and (ii) cash payments in respect of accrued and unused vacation time. See the Compensation Discussion and Analysis above and the footnotes below for more information on the 1165(e) plan.

(2)	Amounts for each NEO, other than Messrs. Stipes and Maldonado, represent the special performance bonus granted at year end and the Christmas bonus that is granted under Puerto Rico law. The Company has normally granted one month of salary as Christmas bonus. Messrs. Stipes and Maldonado voluntarily requested not to be paid a special performance bonus in fiscal 2007, see the Compensation Discussion and Analysis above.

(3)	Not applicable.

(4)	Amounts represent, for each respective year, the dollar amount recognized by the Company for financial statement reporting purposes with respect to each NEO during the year, determined in accordance with SFAS 123(R), disregarding the estimates relating to service-based vesting conditions. A discussion of the assumptions used in calculating these values may be found in Note 17 “Stock Compensation Plans” to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	The table below shows the components of this column for 2007, which include perquisites and other personal benefits, including the Company’s Deferred Profit Sharing Plan contribution for each NEO, the Company’s match for each NEO 1165(e) plan contributions, business and entertainment expenses, car allowance, and other employee benefits which in the aggregate do not exceed $10,000. Amounts represent the actual amounts paid by the Company for each item of compensation. Under the provisions of the 1165(e) plan, the Company contributes 50% of the first 6% of base compensation that a participant contributes to the plan. The Company’s contributions plus actual earnings thereon are 100% vested after three years of credited service. In case of death or disability, a participant or his/her beneficiary will be 100% vested regardless of the number of years of credited service. The Company’s contributions under the 1165(e) plan during fiscal 2007 totaled $565,000. The Company contributed $4,000 with respect to each of the NEOs under the plan in fiscal 2007, except for Mr. Ramirez who did not participate in the plan during the year. Under the terms of the non-contributory deferred profit-sharing plan, the Company contributes each fiscal year to the plan, out of its current or accumulated after-tax net profit, an amount as determined by the Board of Directors. The Company’s contribution for any fiscal year may not exceed the maximum amount allowable as a deduction to the Company under the provisions of Section 23(p)-2 of the Puerto Rico Income Tax Act of 1954, as amended from time to time. All contributions by the Company are to be made in cash or in such property as is acceptable to the trustees under the plan (Messrs. Stipes, Maldonado and Dominquez). As of each anniversary of a participant’s employment with the Company, the Company’s contribution, and any previously unallocated forfeitures of Company contributions, are allocated to the account of each participant in the same ratio that such participant’s credited points for the calendar year bear to the total credited points of all such participants for such year. The credited points for each participant are determined on the basis of the schedule set forth below. The Company contributed an aggregate of $250,000 to the profit-sharing plan in 2007.

		For Each Full and
		Fractional
		$100 of Total
	For Each	Compensation
	Complete	Paid to the
Years of	Year of	Participant in the
Service	Service	Calendar Year
0-5	2	1
6 or more	3	1

				Allowance for
		Profit Sharing		Business and	Use of
		Plan	1165(e) Plan	Entertainment	Company
Name	Year	Contribution	Contribution	Expenses	Car	Other		Total
Current

Frank C. Stipes, Esq.	2007	$2,256	$4,000	$56,875	$6,568	$1,256		$70,955
	2006	2,271	4,000	52,500	9,053	1,917		69,741
Freddy Maldonado	2007	1,956	4,000	48,750	12,780	4,295		71,781
	2006	1,939	4,000	45,000	14,910	4,723		70,572
William Vidal, Esq.	2007	3,669	4,000	44,688	6,213	1,256		59,826
	2006	2,848	4,000	41,250	7,633	1,256		56,987
Rubén Aponte	2007	2,945	4,000	7,200	5,064	2,348		21,557
	2006	1,560	4,000	7,200	3,444	3,240		19,444
Norberto Rivera, CPA	2007	2,739	4,000	31,687	9,651	774		48,851
	2006	2,147	4,000	29,250	—	979		36,376
Former

José Armando Ramírez (8)	2007	294	—	—	5,661	57,856	(9)	63,811
	2006	—	—	—	—	—		—

(6)	Effective August 8, 2008, Mr. Freddy Maldonado assumed the position of Senior Executive Vice President and Chief Financial Officer of the Company and relinquished the duties of President and Chief Investment Officer of the Company. He held the positions of President and Chief Investment Officer of the Company from July 2005 to August 2008. On January 30, 2009, Mr. Maldonado advised the Company that he intends to resign to his positions as a Director of the Company and Senior Executive Vice President and Chief Financial Officer for both the Company and the Bank, upon filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(7)	On June 29, 2007, the Board approved an increase in annual salary for Mr. Vidal from $233,750 to $333,750, effective on June 11, 2007.

(8)	Mr. José Armando Ramírez served as Chief Financial Officer and Chief Operating Officer of the Company from September 3, 2007 until his resignation on August 8, 2008.

(9)	Represents relocation expenses.
     The compensation plans under which the grants in the following table were made are generally described in the Compensation Discussion and Analysis section above, and include the Company’s two shareholder-approved stock option plans, the 1999 Qualified Option Plan and the 1999 Nonqualified Option Plan.

GRANTS OF PLAN-BASED AWARDS DURING 2007

								All Other	All Other
		Estimated Future Payouts Under Non-			Estimated Future Payments Under-			Stock Awards	Option
Name	Grant Date	Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards (1)			(1):	awards:
									Number of	Exercise or
								Number of	Securities	Base Price of	Grant Date Fair
								Shares of	Underlying	Option	Value of
		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options ($)(2)	Awards ($/Sh)	Options awards
		($)	($)	($)	($)	($)	($)	Units (#)	(3)	(3)	($) (3)
Current

Frank C. Stipes, Esq.	—	—	—	—	—	—	—	—	—	—	—
Freddy Maldonado	—	—	—	—	—	—	—	—	—	—	—
William Vidal, Esq.	—	—	—	—	—	—	—	—	—	—	—
Rubén Aponte	—	—	—	—	—	—	—	—	—	—	—
Norberto Rivera, CPA	—	—	—	—	—	—	—	—	—	—	—

Former

José Armando Ramírez	9/3/2007	—	—	—	—	—	—	—	4,500 (4)	$150 (5)	$91,215

(1)	Not Applicable.

(2)	Stock options were granted pursuant to the Company’s 1999 Qualified Option Plan, as defined in the Compensation Discussion and Analysis above. Stock options were granted at an exercise price of 100% or higher than the market value on the date of the grant. The options will vest 20% per year and will be 100% vested at the end of the five-year period, based on the NEO’s continued employment with the Company. The Company does not pay dividend equivalents on stock options.

(3)	Adjusted to reflect a one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

(4)	Upon his resignation (effective August 8, 2008), all stock options granted to Mr. Ramírez were forfeited.

(5)	Estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: (a) the dividend yield was 8.12%; (b) the expected life was 7 years; (c) the expected volatility was 44.27%; and (d) the risk-free interest rate was 4.36%. The weighted market price of the underlying common stock on the grant date was $117.00.
NARRATIVE DISCLOSURE TO THE SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED
AWARDS TABLE
     The Company does not have any employment agreements with its NEOs other than Mr. Ramirez, who terminated employment on August 8, 2008. For a discussion of the change in control agreements in effect for Messrs. Maldonado, Aponte, Vidal and Ramirez, see “Potential Payments Upon Termination or Change in Control” below.
     In connection with his appointment, Mr. Ramirez entered into an Employment Agreement which provided for a then-current annual base salary of $500,000, an annual performance-based bonus, a grant of options to purchase shares of the Company’s common stock, relocation and related expenses, not to exceed $150,000, and other fringe benefits applicable to executive personnel of the Company. In addition, the Company’s Employment Agreement with Mr. Ramirez contained provisions regarding confidentiality, proprietary information and work product. For a description of the severance payments and benefits owed to Mr. Ramirez pursuant to the terms of his Employment Agreement and the related Separation Agreement, see the “Potential Payments Upon Termination or Change in Control” section below.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Option Awards					Stock Awards (1)

			Equity Incentive					Equity Incentive	Equity Incentive
			Plan Awards:					Plan Awards:	Plan Awards:
		Number of	Number of					Number of	Market or Payout
		Securities	securities			Number of	Market Value of	Unearned	Value of
	Number of Securities	Underlying	Underlying			Shares or Units	Shares or Units	Shares, Units or	Unearned Shares,
	Underlying	Unexercised Options	Unexercised	Option	Option	of Stock That	of Stock That	Other Rights	Units or Other
	Unexercised options	(#) Unexercisable	Unearned	Exercise Price	Expiration	Have Not	Have Not	That Have Not	Rights That Have
Name	(#) Exercisable (2) (3)	(2) (3)	Options ($)	($) (3)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested ($)
Current

Frank C. Stipes, Esq.	88,486	—	$—	$142.50	1/28/2010	—	$—	—	$—

Freddy Maldonado	20,834	—	—	142.50	1/28/2010	—	—	—	—

William Vidal, Esq.	240	600	—	535.50	7/15/2015	—	—	—	—

Rubén Aponte	80	200	—	535.50	10/28/2015	—	—	—	—

Norberto Rivera, CPA	160	400	—	535.50	7/15/2015	—	—	—	—

Former

José Armando Ramírez	—	4,500	—	150.00	9/3/2017	—	—	—	—

(1)	Not applicable.

(2)	Unvested stock options held by Messrs. Norberto Rivera and William Vidal, Esq. vest 20% on each of the following anniversaries of the grant date: July 15, 2009 and July 15, 2010. Unvested stock options held by Mr. Rubén Aponte vest 20% on each of the following anniversaries of the grant date: October 28, 2009 and October 28, 2010. Stock options granted to Mr. José Armando Ramírez, were forfeited on August 8, 2008 in connection with his resignation.

(3)	Adjusted to reflect the (i) one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008; (ii) the three-for-two stock split and a 2% stock dividend on the Company’s common stock declared on December 6, 2004 and December 13, 2004, respectively, distributed on January 10, 2005; (iii) the three-for-two stock split and a 2% stock dividend declared on November 4, 2003 and November 11, 2003, respectively, distributed on December 10, 2003; and (iv) the three-for-two stock split declared on June 17, 2002 and distributed on July 10, 2002.

OPTIONS EXERCISED BY AND STOCK VESTED IN 2007

	Option Awards		Stock Awards (1)
	Number of	Value	Number of Shares	Value Realized
	Shares Acquired	Realized on	Acquired on	Vesting
Name	on Exercise (#) (2)	Exercise ($) (2) (3)	Vesting (#)	($)
Current

Frank C. Stipes, Esq.	—	$—	—	—
Freddy Maldonado	—	—	—	—
William Vidal, Esq.	3,511	534,093	—	—
Rubén Aponte	—	—	—	—
Norberto Rivera	—	—	—	—

Former

José Armando Ramírez (4)	—	—	—	—

(1)	Not applicable.

(2)	Adjusted to reflect the (i) one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008; (ii) the three-for-two stock split and a 2% stock dividend on the Company’s common stock declared on December 6, 2004 and December 13, 2004, respectively, distributed on January 10, 2005; (iii) the three-for-two stock split and a 2% stock dividend declared on November 4, 2003 and November 11, 2003, respectively, distributed on December 10, 2003; (iv) and the three-for-two stock split declared on June 17, 2002 and distributed on July 10, 2002.

(3)	Value realized on exercise reflects the excess of the market price of the Company’s common stock at the time of exercise over the exercise price of the option.

(4)	Mr. José Armando Ramírez resigned from his positions as Chief Financial Officer and Chief Operating Officer of the Company on August 8, 2008. Upon resignation, 4,500 stock options granted to Mr. Ramírez were forfeited.
     The Company has two equity based compensation plans, the 1999 Qualified Stock Option Plan and the 1999 Nonqualified Stock Option Plan. Under the 1999 Qualified Stock Option Plan, options for up to 294,953 shares (as adjusted for stock splits, reverse stock splits, and stock dividends) of Common Stock may be granted. Also, options for up to 294,953 shares (as adjusted) of Common Stock, reduced by any options granted under the 1999 Qualified Stock Option Plan, may be granted under the 1999 Nonqualified Stock Option Plan. At December 31, 2007, the Company had outstanding 139,220 options (as adjusted) under the 1999 Qualified Stock Option Plan. No options have been granted under the 1999 Nonqualified Stock Option Plan. The following table provides information as of December 31, 2007, regarding shares of common stock that may be issued to key employees under the 1999 Qualified Stock Option Plan.

Number of securities to be		Number of securities remaining available for
issued upon exercise of	Weighted-average exercise	future issuance under equity compensation
outstanding options (1) (2)	price of outstanding options (1)	plans (excluding securities reflected in column (a)) (1)
(a)	(b)	(c)
124,630	$166.17	108,706

(1)	Adjusted to reflect a one-for-fifty reverse stock split declared on November 7, 2008 and effective on December 1, 2008; the three-for-two stock split and a 2% stock dividend on the Company’s common stock declared on December 6, 2004 and December 13, 2004, respectively, distributed on January 10, 2005; the three-for-two stock split and a 2% stock dividend declared on November 4, 2003 and November 11, 2003, respectively, distributed on December 10, 2003; and the three-for-two stock split declared on June 17, 2002 and distributed on July 10, 2002.

(2)	Excludes 47,028 shares issued upon exercise of stock options through December 31, 2007.

Nonqualified Deferred Compensation
     Westernbank has a Nonqualified Deferred Compensation Plan for a selected group of management or highly compensated employees, which includes each of the NEOs. The benefit to be derived from the Plan and the Trust, is for the benefit of Westernbank employees participating in the Plan and their beneficiaries in accordance with the terms and conditions set forth in the Plan. The Plan and the Trust are not intended to meet the requirements of Section 1165 of the Puerto Rico Internal Revenue Code of 1994, as amended, and therefore do not meet the funding, employee coverage, and other requirements which “qualified retirement plans” must satisfy under section 1165 of the PR-IRC. On the other hand, the Plan and the Trust are intended to constitute an unfunded arrangement maintained “primarily for the purposes of providing deferred compensation for a selected group of management or highly compensated employees” for purposes of Sections 202(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended.
     Under the Nonqualified Deferred Compensation Plan the employee or his/her beneficiaries will receive the payment of the deferred compensation, following the earlier of the deferment date, the termination of employment, the death of the employee, a financial hardship or an involuntary termination of the Plan as to the employer, all subject however, to the claims of the employer’s general creditors under federal, state and Commonwealth of Puerto Rico laws, as provided in the Plan and the Trust.
     The deferred compensation will equal the fair market value of the assets held in the employee account, as determined in the Plan. The employee recognizes that his or her deferred compensation payment will depend on the investment performance of the assets held in his or her employee account and the expenses, costs and fees, if any, charged against such account as provided in the Plan and the Trust. In addition, the employee recognizes that the deferred compensation may be less that the deferred amount, depending on the type of assets in which the deferred amount is invested, their investment performance over the years, and the expenses, costs and fees, if any, charged against his/her employee account.
Retirement Benefits Plans
     Qualified Deferred Profit-Sharing Plan
     The Company has a non-contributory deferred profit-sharing plan, covering substantially all of its employees, which provides for retirement and disability benefits. The Profit Sharing Plan is self-administered with the retention of professional administrative services. All contributions to the Profit Sharing Plan, which are held in trust, are invested as directed by participants. The trustees of the Profit Sharing Plan are Messrs. Stipes, Maldonado and Domínguez. The shares of common stock of the Company held by Mr. Stipes, Mr. Maldonado and Mr. Domínguez are set forth in the Beneficial Ownership table.
     Participants in the Profit Sharing Plan will be vested upon completing five years of service with the Company, with no vesting prior to such time. The Profit Sharing Plan complies with amendments to the Age Discrimination in Employment Act of 1987 that mandate the elimination of provisions that require the retirement of employees at any age. Provisions in the Profit Sharing Plan allow withdrawals after three years, provided certain substantial conditions or restrictions are met.
     The Company shall contribute each fiscal year to the Plan out of its current or accumulated after-tax net profit such amount as shall be determined by the Board of Directors of the Company. Notwithstanding the foregoing, the Company’s contribution for any fiscal year shall not exceed the maximum amount allowable as a deduction to the Company under the provisions of Section 23 (p)-2 of the Puerto Rico Income Tax Act of 1954, as amended, or as replaced from time to time. All contributions by the Company shall be made in cash or in such property as is acceptable to the trustees.
     As of each anniversary of the participant’s employment with the Company (the “Anniversary Date”), the Company’s contribution and any previously unallocated forfeitures of Company contributions are allocated to the account of each participant in the same ratio that such participant’s credited points for the calendar year bear to the total credited points of all such participants for such year.
     On each Anniversary Date, the credited points for each participant are determined on the basis of the following schedule:

		For Each Full and
		Fractional
		$100 of Total
	For Each	Compensation
	Complete	Paid to the Participant
Years of Service	Year of Service	in the Calendar Year
0-5	2	1
6 or more	3	1

     For purposes of eligibility, a Year of Service means a 12-month period, beginning on the date of hire, during which employees are paid, or entitled to payment, for 1,000 or more hours of employment. If they do not meet the 1,000 hours requirement in the first 12 months after their date of hire, they will be credited with a Year of Service for any Plan Year which begins after their date of hire during which they are credited with 1,000 or more hours. A Year of Service, for purposes of vesting, means a Plan Year during which employees were credited for 1,000 or more hours. A total of $1,233,000 was distributed to certain participants of the Profit Sharing Plan in 2007. The Company contributed $250,000 to the Plan in 2007.
     Qualified Defined Contribution Plan
     The Company has a defined contribution plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company, including its executive officers, who have one year of service and are twenty-one years or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to the maximum deferral amount specified by local law. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company’s contributions plus actual earnings thereon are 100 percent vested after three years of credited service. In case of death or disability, a participant or his/her beneficiary will be 100 percent vested regardless of the number of years of credited service. The Company’s contribution for the year ended December 31, 2007 was $565,000.
Potential Payments Upon Termination or Change in Control
     Other than as set forth below, if the employment of any of the Company’s NEOs is voluntarily or involuntarily terminated, no additional payments or benefits will accrue to any of them, other than what the NEO has accrued and is vested in under the benefit plans discussed before in the Compensation Discussion and Analysis above. A voluntary or involuntary termination will also not trigger an acceleration of the vesting of any of the Company’s outstanding stock options. Accordingly, any unvested stock options held by the NEO upon voluntary termination will be forefeited. In addition, a termination of employment due to death or disability does not entitle the NEOs or his/her beneficiaries to any payments or benefits that are not available to salaried employees generally.
Change in Control Agreements
     The Company has entered into agreements with each of Messrs. Freddy Maldonado, Rubén Aponte and William Vidal, Esq. which provide for certain payments to be made to these officers in the event of certain terminations following a “change in control” as defined below) of the Company. On each anniversary of the date of commencement of the agreements, the agreement automatically extends for one year unless written notice from the Company is received by the NEO not less than 60 days prior to the anniversary date.
     Pursuant to the agreements, in the event the NEO is involuntarily terminated without cause, or upon voluntary termination by the NEO, in each case within the one year of the change in control, the Company (or its successor) is required to pay the NEO an amount equal to three times the annual base compensation then in effect plus year-end Christmas bonus and special bonus, if any, paid to the NEO during the calendar year immediately preceding the year in which the change in control occurs. The agreements provide, however, that in no event shall the special compensation payable to the NEO pursuant to the agreement exceed $1,500,000. If employment were terminated in 2008 under such circumstances following a change in control, $975,000 would be payable to Mr. Maldonado, $1,500,000 to Mr. Vidal and $1,000,000 to Mr. Aponte. The Company has nine similar severance payment agreements with certain executive officers of the Company and/or Westernbank, which if their employment were terminated in 2008 under such circumstances following a change in control, would result in payments amounting to $8,321,000. The Chairman of the Board of Directors and CEO of the Company, Mr. Frank C. Stipes, Esq., has never had any such contract since he joined Westernbank and/or Company back in 1988 and 1999, respectively.
     For the purposes of the agreements, a Change in Control shall be deemed to have occurred if:
(i)	25% or more of ownership control, power to vote, or beneficial ownership of any class of voting securities of the Company is acquired by any person, either directly or indirectly or acting through one or more other persons;

(ii)	any person (other than any person named as a proxy in connection with any solicitation on behalf of the Board) holds revocable or irrevocable proxies, as to election or removal of three or more directors of the Company, for 25% or more of the total number of voting shares of the Company;

(iii)	any person has received all applicable regulatory approvals to acquire control of the Company;

(iv)	any person has commenced a cash tender or exchange offer, or entered into an agreement or received an option, to acquire beneficial ownership of 25% or more of the total number of voting shares of the Company, whether or not any requisite regulatory approval for such acquisition has been received, provided that a change in control will not be deemed to have occurred under this clause unless the Board has made a determination that such action constitutes or will constitute a change in control; or

(v)	as a result of, or in connection with, any cash tender or exchange offer, merger, or any other business combination, sale of assets or contested election, or any combination of the foregoing transactions, (a) the persons who were Directors of the Company before such transaction shall cease to constitute at least a majority of the Board or its successor or (b) the persons who were stockholders of the Company immediately before such transaction do not own more than 50% of the outstanding voting stock of the Company or its successor immediately after such transaction.
Estimated Payments
     The following table sets forth the potential payments to the NEOs under the change in control agreements. At December 31, 2007, there was no benefit upon accelerating and vesting of stock options granted to the NEOs upon change in control as the exercise price for the unvested options exceed the market value of the stock options.
     The amounts shown in the table below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment, including accrued salary and vacation pay, distributions of plan balances under the Company’s Section 1165(e) defined contribution plan and the Company’s non-contributory Deferred Profit-Sharing Plan. The amounts shown also do not include distributions of plan balances under the Westernbank’s deferred compensation plan.

Change in Control
Name	Payment
Current

Frank C. Stipes, Esq.	$—
Freddy Maldonado	975,000
William Vidal, Esq.	1,500,000
Rubén Aponte	1,000,000
Norberto Rivera, CPA	—

Former

José Armando Ramírez	1,500,000
     Separation Agreement with Mr. Ramirez
     As previously disclosed, on August 8, 2008, Mr. Ramirez resigned from his positions as Chief Financial Officer and Chief Operating Officer. As part of his resignation, he was entitled to receive $3,846 in accrued salary and $27,885 in accrued vacation, for a total of $31,731 which was paid in full on August 22, 2008.
     Effective as of his resignation date, the benefits under Mr. Ramirez’s change in control agreement terminated and the unvested options held by Mr. Ramirez were forfeited. Accordingly, Mr. Ramirez did not receive, and will not receive, the amounts set forth in the table above. Pursuant to the terms of his Employment Agreement, Mr. Ramirez was entitled to receive a lump sum severance payment in the amount of $500,000, regular salary up to the date of termination, and reasonable moving, relocation and other related expenses of moving back to the United States, not to exceed $150,000. See “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table” above for a discussion of Mr. Ramirez’s Employment Agreement. In addition, on November 26, 2008, the Company entered into a Separation Agreement with Mr. Ramirez, effective August 8, 2008. Under the Separation Agreement, Mr. Ramirez will receive a lump sum payment in the amount of $500,000, 60 days salary in the amount of $82,692 and relocation expenses not to exceed $150,000. The Separation Agreement did not provide Mr. Ramirez with any additional payments or benefits as a result of his termination. The Separation Agreement was executed to provide the Company with the protection of a confidentiality covenant and a one-year noncompetition and nonsolicitation covenant, and required Mr. Ramirez to execute a waiver and release in favor of the Company. On January 12, 2009 and March 2, 2009, the Company paid Mr. Ramirez the amounts of $89,423, covering 60 days of salary ($82,692) and related accrued vacation ($6,731), and a lump sum severance payment in the amount of $500,000, respectively.
Compensation Committee Interlocks and Insider Participation
     The Company’s executive compensation program is administered by the Compensation Committee of the Board of Directors which, as of December 31, 2007, was comprised of Messrs. Tamboer, Ruiz, Del Río and Frontera. Subsequent to that date, Mr. Gonzalez became a member of the Compensation Committee effective February 25, 2008 and Mr. Ruiz resigned effective December 31, 2008. None of these non-employee directors had any interlocking relationships, as defined pursuant to Item 407(e)(4) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS
     The following table sets forth certain information as of February 28, 2009, as to shares of the Company’s common stock beneficially owned by: (i) each person who is known by the Company to own more than 5% of its common stock; (ii) each of the Company’s current directors and named executive officers (as set forth in the Summary Compensation Table above); and (iii) all directors and executive officers of the Company as a group. The information contained in the table below has been obtained from the Company’s records and from information furnished to the Company by each individual. The Company knows of no person who owns, beneficially or of record, either individually or with associates, more than 5% of the Company’s common stock, except as set forth below:

	Amount and Nature of		Percent of
Name of Beneficial Owner	Beneficial Ownership(1) (2)		Class (13)
Fredeswinda G. Frontera Honorary Directress	301,801		9.15%

Illeana García Ramírez de Arellano Honorary Directress	285,784		8.67%

Cornelius Tamboer Director	157,870	(3)	4.79%

Frank C. Stipes, Esq. Chairman of the Board, Chief Executive Officer and President	294,469	(4)	8.93%

Freddy Maldonado Director and Chief Financial Officer	93,031	(5)	2.82%

Héctor L. Del Río Director	22,071	(6)	*

Juan C. Frontera Director and Secretary of the Board of Directors	31,693		*

Pedro Domínguez Director and First Vice President — Southern Region of Westernbank Puerto Rico	26,066	(7)	*

César A. Ruiz Director (resigned effective December 31, 2008)	2,506		*

Enrique González Director	421		*

Jose Armando Ramirez Former Chief Financial Officer	—		—

Lidio Soriano Senior Financial Officer	1,045		*

FMR LLC	208,050	(8)	6.31%

Thomas W. Smith	200,435	(9)	6.08%

Scott Vassalluzzo	178,020	(9)	5.40%

William Vidal, Esq. First Vice President for Commercial Credit, Chief Lending Officer — Northeastern Region of Westernbank Puerto Rico	3,880	(10)	*

Rubén Aponte Senior Vice President	90	(11)	*

Norberto Rivera, CPA Chief Accounting Officer and Vice President Corporate Comptroller	680	(12)	*

All Directors and Executive Officers as a Group (20 persons)	1,233,218		37.36%

*	Represents less than 1% of the outstanding common stock.

(1)	Based upon information provided by the respective beneficial owners and filings with the Securities and Exchange Commission made pursuant to the Securities Exchange Act of 1934, as amended. Beneficial ownership is direct except as otherwise indicated by footnote. In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner of a security if he or she has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. The address of each director and executive officer of the Company is c/o W Holding Company, Inc., 19 West McKinley Street, Mayaguez, Puerto Rico 00681.

(2)	Adjusted to reflect a one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

(3)	Includes 49,684 shares of common stock owned by Prota Construction, S.E. of which Mr. Tamboer is the holder of 100% interest and has full voting power, and 1,874 shares of common stock owned by Tamrio, Inc., of which Mr. Tamboer is the holder of 50% interest and has shared voting power. Also includes 19,900 shares of Common Stock issuable upon the conversion of 20,000 shares of the Company’s Series A Preferred Stock owned by Mr. Tamboer. Additionally, includes 19,900 shares of Common Stock issuable upon the conversion of 20,000 shares of the Company’s Series A Preferred Stock owned by Tamrio, Inc.

(4)	Includes 825 shares of common stock owned by Mr. Stipes’ daughter and 88,486 vested stock options. Also includes 59,700 shares of Common Stock issuable upon the conversion of 60,000 shares of the Company’s Series A Preferred Stock owned by Mr. Stipes.

(5)	Includes 2,009 shares of common stock owned by Mr. Maldonado’s daughters and 20,834 vested stock options. Also includes 34,825 and 3,930 shares of the Company’s Common Stock issuable upon conversion of 35,000 and 3,950 shares of the Company’s Series A Preferred Stock owned by Mr. Maldonado and his daughters, respectively. On January 30, 2009, Mr. Maldonado advised the Company that he intends to resign to his positions as a Director of the Company and Senior Executive Vice President and Chief Financial Officer for both the Company and the Bank, upon filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(6)	Includes 1,874 shares of common stock owned by Tamrio, Inc., of which Mr. Del Rio is the holder of 50% interest and has shared voting power. Also includes 19,900 shares of the Company’s Common Stock issuable upon conversion of 20,000 shares of the Company’s Series A Preferred Stock owned by Tamrio, Inc.

(7)	Includes 7,168 vested stock options.

(8)	The Company is relying on the Schedule 13G, filed on February 17, 2009, by FMR LLC. FMR LLC’s address is 82 Devonshire Street, Boston, Massachusetts 02109. The reporting person represents that it has sole dispositive power with respect to all 208,050 shares.

(9)	The Company is relying on the Schedule 13G, filed on February 17, 2009, by Messrs. Smith and Vassalluzzo and Steven Fischer, whose address is 323 Railroad Avenue Greenwich, Connecticut 06830. The reporting persons represent that (i) Mr. Smith has the sole power to vote or to direct the vote of 50,800 shares of common stock and the sole power to dispose or to direct the disposition of 52,872 shares of common stock, (ii) Mr. Vassalluzzo has the sole power to vote or to direct the vote of 11,700 shares of common stock and the sole power to dispose or to direct the disposition of 30,457 shares of common stock. Each of Messrs. Smith and Vassalluzzo has the shared power to vote or dispose or to direct the disposition of 147,563 shares. Voting and investment authority over investment accounts established for the benefit of certain family members and friends of Messrs. Smith and Vassalluzzo is subject to each beneficiary’s right to terminate or otherwise direct the disposition of the investment account.

(10)	Includes 360 vested stock options.

(11)	Includes 80 vested stock options.

(12)	Includes 240 vested stock options.

(13)	Shares of common stock subject to options and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days of February 28, 2009, are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding such securities but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Percentage ownership based on 3,297,815 shares of the Company’s Common Stock issued and outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2007
     The following table provides information as of December 31, 2007, regarding shares of common stock that may be issued to key employees under the Company’s stock option plans. The 1999 Qualified Stock Option Plan and the 1999 Nonqualified Stock Option Plan are the only equity based compensation plans currently in effect. At December 31, 2007, the Company had outstanding 139,219 options (as adjusted for the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) under the 1999 Qualified Stock Option Plan. No options have been granted under the 1999 Nonqualified Stock Option Plan.
          Equity Compensation Plans Approved by Shareholders:

Number of securities remaining available
for future issuance under equity
Number of securities to be issued upon	Weighted-average exercise	compensation plans (excluding securities
exercise of outstanding options (1) (2)	price of outstanding options (1)	reflected in column (a)) (1)
(a)	(b)	(c)
124,630	$166.17	108,706

(1)	Adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008, a three-for-two stock split and a 2% stock dividend on the Company’s common stock declared on December 6, 2004 and December 13, 2004, respectively, distributed on January 10, 2005, the three-for-two stock split and a 2% stock dividend declared on November 4, 2003 and November 11, 2003, respectively, distributed on December 10, 2003; and the three-for-two stock split declared on June 17, 2002 and distributed on July 10, 2002.

(2)	Excludes 47,028 shares (as adjusted for the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) issued upon exercise of stock options through December 31, 2007.
     Under the 1999 Qualified Stock Option Plan, options for up to 294,953 shares (as adjusted for stock splits, reverse stock splits and stock dividends) of Common Stock may be granted. Also, options for up to 294,953 shares (as adjusted) of Common Stock, reduced by any options granted under the 1999 Qualified Stock Option Plan, may be granted under the 1999 Nonqualified Stock Option Plan. At December 31, 2007, the Company had outstanding 139,220 options (as adjusted) under the 1999 Qualified Stock Option Plan. No options have been granted under the 1999 Nonqualified Stock Option Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Certain Relationships and Related Transactions
     The Company has written procedures for the review and approval of transactions between the Company, its subsidiaries and its directors and executive officers, their immediate family members and entities with which they have a position or relationship. These procedures are intended to determine whether any such related person transaction impairs the independence of a director or presents a conflict of interest on the part of a director or executive officer.
     The Company annually requires each of our directors and executive officers to complete a directors and officers’ questionnaire that elicits information about related person transactions. The Nominating Committee and Board of Directors annually reviews all transactions and relationships disclosed in the director and officer questionnaires, and the Board of Directors makes a formal determination regarding each director’s independence under the Company’s Corporate Governance Guidelines.
     Loan Policy
     The Company’s conflict of interest policy permits only loans with a first mortgage to be provided by the Company to directors and executive officers with respect to their primary residence. Home equity and second mortgage loans are not permitted. No officer, director or employee may have any other type of loan or indebtedness with the Company, except for a credit card, unless such loan or indebtedness is fully cash collateralized. All loans to directors and executive officers were made (i) in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2007, all loans made by Westernbank to the directors or executive officers of the Company were in compliance with these requirements.

     Directors Independence
     Our Board has determined that the following directors, comprising a majority of our Board, are independent directors under the applicable NYSE listing standards: Cornelius Tamboer, Héctor L. Del Río, Juan C. Frontera, Enrique González, CPA, and César A. Ruiz.
     Our Board has a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, among other standing committees. The Board has determined that all of the members of each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent under the applicable NYSE listing standards.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit and audit-related fees aggregated $4,191,000 (including $221,000 of out-of-pocket expenses) and $1,364,000 (including $73,000 of out-of-pocket expenses) for the fiscal years ended December 31, 2007 and 2006, respectively, and were composed of the following:
Audit Fees
     The aggregate fees billed for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $4,181,000 (including $221,000 of out-of-pocket expenses) and $1,363,000 (including $73,000 of out-of-pocket expenses), respectively.
Audit-Related Fees
     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “—Audit Fees” above for the fiscal year ended December 31, 2006, were $1,000. No out-of-pocket expenses were paid in 2006. For fiscal year 2006, fees related to access of working papers to the successor auditor of the employee benefit plan. There were no audit-related fees billed by our principal accountant during the fiscal year ended December 31, 2007.
Tax Fees
     The aggregate fees billed by our principal accountant for professional services rendered for tax compliance, tax advice and tax planning matters for the Company for the fiscal year ended December 31, 2007 were $10,000. There were no tax fees billed by our principal accountant during the fiscal year ended December 31, 2006.
All Other Fees
     Other than the fees set forth above in this Item 14, there were no other fees billed by Deloitte and Touche LLP for products and services provided to the Company for the fiscal years ended December 31, 2007 and 2006.
     In considering the nature of the services provided by Deloitte and Touche LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that these are permitted under the rules and regulations concerning auditor independence implemented by the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
Pre-Approval Policy
     The services performed by the independent registered public accounting firm were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services (collectively, the “Disclosure Categories”) that the independent registered public accounting firm may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the “Service List”) expected to be performed by the independent registered public accounting firm in each of the Disclosure Categories in the following fiscal year be presented to the Audit Committee for approval.
     Services provided by the independent registered public accounting firm during the following year that are included in the Service List were pre-approved following the policies and procedures of the Audit Committee.

     Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Audit Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
     In addition, although not required by the rules and regulations of the SEC, the Audit Committee generally requests a range of fees associated with each proposed service on the Service List and any services that were not originally included on the Service List. Providing a range of fees for a service incorporates appropriate oversight and control of the independent auditor relationship, while permitting the Company to receive immediate assistance from the independent registered public accounting firm when time is of the essence.
     On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date against the original Service List and the forecast of remaining services and fees for the fiscal year.
     The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:
1.	The service is not an audit, review or other attest service;

2.	The aggregate amount of all such services provided under this provision does not exceed the amount of $20,000 in a given fiscal year;

3.	Such services were not recognized at the time of the engagement to be non-audit services;

4.	Such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or its designee; and

5.	The service and fee are specifically disclosed in the Proxy Statement as meeting the de minimis requirements.
REPORT OF THE AUDIT COMMITTEE
     We assist the Board of Directors in its oversight of the Company’s financial reporting process. In fulfilling our oversight responsibilities, we have reviewed and discussed the Company’s audited financial statements for the fiscal year ended December 31, 2007 with the Company’s management and with Deloitte & Touche LLP, the Company’s independent registered public accounting firm. Management has represented to us that the financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America.
     Management has primary responsibility for the Company’s financial statements and the overall reporting process, including the Company’s system of internal controls. The independent registered public accounting firm audits the annual financial statement prepared by management, expresses an opinion as to whether those financial statements fairly present, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America and discusses with us their independence and any other matters they are required to discuss with us or that they believe should be raised to us. We oversee these processes, although we must rely on the information provided to us and on the representations made by management.
     We have discussed with Deloitte & Touche LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 114, The Auditor’s Communication with Those Charged with Governance, and pre-approved the audit costs to be charged by the independent accountants. We have received the written disclosures and the letter from Deloitte & Touche LLP required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and have discussed with Deloitte & Touche LLP the independence of Deloitte & Touche LLP.
     Based on the reviews and discussions described in the preceding paragraphs, the Audit Committee recommended to the Company’s Board of Directors that the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2007 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for filing with the SEC.
Héctor L. Del Río
Juan C. Frontera
Cornelius Tamboer
Enrique González

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report
(1)	Index to financial statements.
The following financial statements are incorporated by reference from Part II, Item 8 hereof:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2007 and 2006 (Restated)

•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007

•	Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income (Losses) for each of the three years in the period ended December 31, 2007

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007

•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules.

The schedules for the Company and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

NO.	EXHIBIT

3.1	Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

3.2	Amended and Restated Certificate of Incorporation of W Holding Company, Inc.

3.3	Bylaws, as amended (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2007).

4.1	Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4, Reg. No. 333-76975, filed on June 30, 1999).

4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on March 30, 2001).

4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on August 1, 2001).

4.4	Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed on October 31, 2002).

4.5	Certificate of Corporate Resolution establishing the rights of the Series F Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on May 29, 2003).

4.6	Certificate of Corporate Resolution establishing the rights of the Series G Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on August 28, 2003).

4.7	Certificate of Corporate Resolution designating the terms of W Holding’s Series H Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on December 17, 2004).

10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975, filed on April 23, 1999).

10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, File No. 333-76975, filed on April 23, 1999).

10.3*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.4*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vázquez (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.5*	Employment Agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.6*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andrés Morgado (incorporated by reference herein to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

NO.	EXHIBIT

10.7*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal (incorporated by reference herein to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.8*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Domínguez (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.9*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.10*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. José M. Biaggi (incorporated by reference herein to Exhibit 10.11 to the Company’s Current Report on Form 8-K, as filed on July 15, 2005).

10.11*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Cortina (incorporated by reference herein to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

10.12*	Description of Arrangement for Director Fees

10.13*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Rubén Aponte (incorporated by reference herein to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.14*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Yolanda S. Vicens Martínez (incorporated by reference herein to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.15*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Rosemarie Santiago Salcedo (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.16*	Payment Agreement in the Event of a Change in Control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Aurelio Emanuelli (incorporated by reference herein to Exhibit 10.19 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.17*	Payment Agreement in the Event of a Change in Control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Peter Lectora Soto (incorporated by reference herein to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2006, filed on February 27, 2007).

10.18*	Release Agreement between Westernbank Puerto Rico and Mr. José M. Biaggi Landrón (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 11, 2007).

10.19*	Employment Agreement between Westernbank Puerto Rico, W Holding Company, Inc. and Mr. José Armando Ramírez (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 4, 2007).

10.20*	Employment Agreement between Westernbank Puerto Rico, W Holding Company, Inc. and Mr. Carlos Dávila (incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on October 3, 2007).

10.21*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Carlos Dávila (incorporated by reference herein to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed on October 3, 2007).

NO.	EXHIBIT

10.22*	Separation Agreement and General Release between W Holding Company, Inc. and Mr. José Armando Ramírez (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 2, 2008).

10.23*	Employment Agreement between Westernbank Puerto Rico and Mr. Lidio Soriano.

10.24*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Lidio Soriano.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or any compensatory plan, contract or arrangement.

(b)	See (a) (3) above for all exhibits filed herewith and the Exhibit Index.

(c)	Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
W Holding Company, Inc.

By:	/s/ FRANK C. STIPES	Date: March 16, 2009

Frank C. Stipes, Chairman of the Board, Chief Executive Officer and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANK C. STIPES
Frank C. Stipes, Chairman of the Board, Chief Executive Officer and President	Date: March 16, 2009

/s/ PEDRO R. DOMINGUEZ
Pedro R. Domínguez, Director	Date: March 16, 2009

/s/ CORNELIUS TAMBOER
Cornelius Tamboer, Director	Date: March 16, 2009

/s/ HECTOR L. DEL RIO
Héctor L. del Río, Director	Date: March 16, 2009

/s/ JUAN C. FRONTERA
Juan C. Frontera, Director	Date: March 16, 2009

/s/ ENRIQUE GONZALEZ, CPA
Enrique Gonzalez, Director	Date: March 16, 2009

/s/ FREDDY MALDONADO
Freddy Maldonado Director and Chief Financial Officer	Date: March 16, 2009

EXHIBIT INDEX
3.1	Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

3.2	Amended and Restated Certificate of Incorporation of W Holding Company, Inc.

3.3	Bylaws, as amended (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2007).

4.1	Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4, Reg. No. 333-76975, filed on June 30, 1999).

4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on March 30, 2001).

4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on August 1, 2001).

4.4	Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed on October 31, 2002).

4.5	Certificate of Corporate Resolution establishing the rights of the Series F Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on May 29, 2003).

4.6	Certificate of Corporate Resolution establishing the rights of the Series G Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on August 28, 2003).

4.7	Certificate of Corporate Resolution designating the terms of W Holding’s Series H Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on December 17, 2004).

10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975, filed on April 23, 1999).

10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, File No. 333-76975, filed on April 23, 1999).

10.3*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.4*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vázquez (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.5*	Employment Agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.6*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andrés Morgado (incorporated by reference herein to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.7*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal (incorporated by reference herein to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.8*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Domínguez (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.9*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.10*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. José M. Biaggi (incorporated by reference herein to Exhibit 10.11 to the Company’s Current Report on Form 8-K, as filed on July 15, 2005).

10.11*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Cortina (incorporated by reference herein to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

10.12*	Description of Arrangement for Director Fees

10.13*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Rubén Aponte (incorporated by reference herein to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.14*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Yolanda S. Vicens Martínez (incorporated by reference herein to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.15*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Rosemarie Santiago Salcedo (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.16*	Payment Agreement in the Event of a Change in Control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Aurelio Emanuelli (incorporated by reference herein to Exhibit 10.19 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.17*	Payment Agreement in the Event of a Change in Control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Peter Lectora Soto (incorporated by reference herein to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2006, filed on February 27, 2007).

10.18*	Release Agreement between Westernbank Puerto Rico and Mr. José M. Biaggi Landrón (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 11, 2007).

10.19*	Employment Agreement between Westernbank Puerto Rico, W Holding Company, Inc. and Mr. José Armando Ramírez (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 4, 2007).

10.20*	Employment Agreement between Westernbank Puerto Rico, W Holding Company, Inc. and Mr. Carlos Dávila (incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on October 3, 2007).

10.21*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Carlos Dávila (incorporated by reference herein to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed on October 3, 2007).

10.22*	Separation Agreement and General Release between W Holding Company, Inc. and Mr. José Armando Ramírez (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 2, 2008).

10.23*	Employment Agreement between Westernbank Puerto Rico and Mr. Lidio Soriano.

10.24*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Lidio Soriano.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or any compensatory plan, contract or arrangement.