Form 10-K
period 2008-12-31
W HOLDING CO INC
filed 2009-10-28
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 001-16799
W HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Commonwealth of Puerto Rico	66-0573197
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

19 West McKinley Street, Mayagüez, Puerto Rico	00680
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (787) 834-8000
Securities registered pursuant to Section 12 (b) of the Act:

Common Stock ($1.00 par value per share)	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12 (g) of the Act:

Preferred Stock ($1.00 par value per share)*	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)
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
6.700% Noncumulative, Non-Convertible Monthly Income Preferred Stock, 2003 Series F ($1.00 Par Value per Share)
6.900% Noncumulative, Non-Convertible Monthly Income Preferred Stock, 2003 Series G ($1.00 Par Value per Share)
6.700% Noncumulative, Non-Convertible Monthly Income Preferred Stock, 2004 Series H ($1.00 Par Value per Share)

*	A Form 25 delisting the above-listed series of preferred stock was filed on May 12, 2008.
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s fiscal 2008 second quarter), was $102,213,355 based upon the reported closing price of $42.50 per share (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) on the New York Stock Exchange as of June 30, 2008. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was $34,137,260 based upon the reported closing price of $14.20 per share on the New York Stock Exchange as of June 30, 2009. The registrant had no non-voting common equity outstanding as of June 30, 2008 or June 30, 2009. For the purposes of the foregoing calculation only, registrant has treated as common stock held by affiliates only common stock of the registrant held by its directors and executive officers and voting stock held by the registrant’s employee benefit plans. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.
Number of shares of common stock outstanding as of September 30, 2009: 3,297,815
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1.	BUSINESS
EXPLANATORY NOTE
     This Annual Report on Form 10-K is the first periodic report since W Holding Company, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. This report contains the Company’s consolidated financial statements and related notes for the year ended December 31, 2008. The delay was due to the need for additional time to complete the Company’s audit of its financial statements for the fiscal year ended December 31, 2008. As previously reported on the Company’s Current Report on Form 8-K filed on January 30, 2009, the Company determined not to reappoint Deloitte & Touche LLP as the Company’s independent registered public accounting firm and instead, as of January 28, 2009, the Company engaged BDO Seidman, LLP (“BDO Seidman”) as its independent registered public accounting firm. The Company has not filed its Quarterly Reports on Form 10-Q for quarters ended March 31, June 30 or September 30, 2008 (the “Quarterly Reports”). In lieu of filing these Quarterly Reports, the Company has included in this report substantially all of the information required to be included in such Quarterly Reports.
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
GENERAL
     The Company is a bank holding company offering a full range of financial services. The business of the Company is conducted through its wholly-owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank was founded as a savings institution in 1958 operating in the western and southwestern regions of Puerto Rico, focusing on retail banking and emphasizing long-term fixed-rate residential mortgage loans on one-to-four family residential properties. In 1994, Westernbank changed its charter to become a full-service commercial bank. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services.
     In July 2000, the Company became a financial holding company under the Bank Holding Company Act (“BHC Act”). As a financial holding company, the Company was permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary met certain regulatory standards. On May 20, 2008, the Company withdrew its financial holding company status under the BHC Act. As a result, effective on such date the Company’s activities are limited to those deemed closely related to banking by the Board of Governors of the Federal Reserve System (“FRB”). The change did not have impact in the Company’s operations and business practices.

     Westernbank operates through a network of 48 bank branches (including 11 Expresso of Westernbank branches) located throughout Puerto Rico, including 25 in the Western and Southwestern regions, 14 in the San Juan metropolitan area, 7 in the Northeastern region, and 2 in the Eastern region, and a website on the Internet. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted into law, pursuant to which, among other things, the amount of deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) was temporarily increased from $100,000 to $250,000 per depositor until December 31, 2009. On May 20, 2009, President Barack Obama signed legislation that extended this temporary increase to $250,000 per depositor through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories, except IRAs and other certain retirement accounts, which will remain at $250,000 per depositor. Westernbank’s deposits, including Individual Retirement Accounts (“IRAs”), are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC, up to $250,000 per depositor. In addition, on November 21, 2008, the FDIC issued a final rule regarding the Temporary Liquidity Guarantee Program (“TLGP”). Under the TLGP, the FDIC provides full insurance coverage of non-interest bearing deposit transaction accounts of participating institutions until June 30, 2010 and guaranties of qualifying senior unsecured debt. Westernbank has chosen to participate in the insurance coverage of non-interest bearing deposit transaction accounts.
     Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans, investments (treasury) and deposit products. Besides the traditional banking operations, at December 31, 2008 Westernbank operated four other divisions:
•	Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Center Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico;

•	Westernbank Trust Division, which offers a full array of trust services;

•	Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000; and

•	Westernbank International Trade Services, established during the first quarter of 2006, a division which specializes in international trade products and services.
     In the first quarter of 2008, Westernbank Business Credit Division, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment, was integrated into the operations of the commercial loans department of Westernbank under the name of Asset-Based Lending Unit.
     Westernbank owns 100% of the voting shares of:
•	Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district.

•	SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, were not significant.

•	Westernbank Financial Center Corp (“WFCC”), which was incorporated under the laws of the State of Florida to conduct commercial lending and other related activities in the United States of America. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. WFCC’s main asset consisted of a commercial loan of $33.1 million at December 31, 2007. The assets, liabilities, revenues and expenses of WFCC as of and for the years ended December 31, 2008 and 2007, were not significant.

•	Westernbank Insurance Corp. (“WIC”) a general insurance agent placing property, casualty, life and disability insurance, primarily to mortgage customers of the Company. Effective on May 19, 2008, Westernbank owns 100% of the voting shares of WIC. On May 19, 2008, the Company contributed 100% of its ownership in WIC to Westernbank. The assets, liabilities, revenues and expenses of WIC at December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, were not significant.
     At December 31, 2008, the Company had total assets of $15.3 billion, a loan portfolio-net of $8.7 billion, an investment portfolio of $4.7 billion, excluding short-term money market instruments of $1.1 billion, deposits of $11.0 billion, borrowings of $3.3 billion and stockholders’ equity of $915.4 million.

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
     The Company is focused on the expansion of Westernbank in the San Juan metropolitan area. The Company has opened 14 branches in the San Juan metropolitan area since 1998. In the first quarter of 2002, Westernbank acquired Westernbank World Plaza; a 23-story office building that is the tallest in Puerto Rico’s main business district and now serves as the Company’s San Juan metropolitan area headquarters, the Bank’s regional commercial lending office and the headquarters for the Expresso of Westernbank and Westernbank International Trade Services divisions. In addition, the Company continues to build upon its existing platform and further expand its fee-based businesses, including insurance brokerage, trust services and securities brokerage. In September 2006, March 2007 and May 2009, the Company opened its newest mega branches in the cities of Bayamón, Canóvanas and Ponce, respectively.
     At December 31, 2008, the Company’s financial performance was reported in three reportable segments: (1) the traditional banking operations of Westernbank Puerto Rico, (2) the activities of the division known as Westernbank International, which includes the activities of WFCC (“Westernbank International”), and (3) the activities of the Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division, which specializes in asset-based commercial business lending. Other operations of the Company, not reportable in any segments, include: Westernbank Trust Division; Westernbank International Trade Services Division; SRG Net, Inc.; Westernbank Insurance Corp.; Westernbank World Plaza, Inc.; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income (loss) of its wholly-owned subsidiaries.
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
     Westernbank International’s activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. Up to the third quarter of 2008, WFCC carried out commercial lending and other related activities in the United States of America. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. As of December 31, 2008, 2007, and 2006, and for the periods then ended, substantially all of Westernbank International’s business activities consisted of investments in securities of the U.S. Government or U.S. sponsored agencies, money market instruments with entities located in the United States, certain asset-based loans originated by the Asset-Based Lending Unit and a commercial loan originated by WFCC, to entities principally located in the United States of America.
     At December 31, 2008, the business activities of the Asset-Based Lending Unit consisted of commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment.
     The Company and its wholly owned subsidiaries’ executive offices are located at 19 West McKinley Street, Mayagüez, Puerto Rico 00681, and the telephone number is (787) 834-8000. The Company’s Internet address is www.wholding.com.
     FINANCIAL INFORMATION REGARDING SEGMENT REPORTING AND GEOGRAPHIC AREAS. Refer to BUSINESS SEGMENT REVIEW on Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K under Part II, Item 8 for further financial information regarding segment reporting and geographic areas.

COMPETITION
     The financial services and banking business are highly competitive, and the profitability of the Company will depend principally upon the Company’s ability to continue to compete in its market area, primarily in the Commonwealth of Puerto Rico (“Puerto Rico”), as well as to a significant extent upon general economic conditions in its market place. Substantially all of the Company’s business activities are with customers located in Puerto Rico. In attracting and retaining deposits and in its consumer and commercial lending activities, the Company encounters intense competition principally from credit unions, commercial and non-commercial banks and to a lesser extent to other financial institutions operating in Puerto Rico, such as insurance companies, brokerage firms (particularly for deposit products), and certain other non-financial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Company. The Company has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local office decision-making on loans, establishing long-term customer relationships and building customer loyalty, and by providing products and services designed to address the specific needs of its customers. Significant deterioration in the local economy or external economic conditions, such as inflation, recession, unemployment, decrease in real estate values and other factors beyond the Company’s control, could also substantially impact the Company’s performance. There can be no assurance that future adverse changes in the local economy would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
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
     It is Westernbank’s policy to require Senior Lending Credit Committee (“SLCC”) approval for all loans in excess of $25.0 million, including the Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division. The SLCC also reviews and ratifies all loans from $2.5 million to $25.0 million approved by Westernbank’s regional credit committees. The SLCC is composed of a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $25.0 million, including the Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division, approved by the SLCC are also reviewed and ratified by the Board of Directors of the Company. All loans in excess of $100.0 million require the approval of the Board of Directors of the Company.
     It is Westernbank’s policy to require borrowers to provide title insurance policies certifying or ensuring that Westernbank has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance policies prior to closing and, when required by the Department of Housing and Urban Development, flood insurance policies. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which Westernbank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they due.
     Westernbank’s practice is that its production and origination of residential real estate loans are mostly conforming loans, eligible for sale in the secondary market. The loan-to-value ratio at the time of origination on residential mortgages is generally 75%, except that Westernbank may lend up to 90% of the lower of the purchase price or appraised value of residential properties if private mortgage insurance is obtained, except for certain qualified new development projects, by the borrower for amounts in excess of 80%.
     Westernbank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty-five years. Adjustable rates are indexed to specified prime or LIBOR rates. All conforming mortgage loans are originated with the intent to sell. Westernbank has also granted loans, mainly secured by first mortgages on one-to-four residential properties, to mortgage originators in Puerto Rico.

     Westernbank originates primarily variable and adjustable rate commercial business and real estate loans. The Company’s commercial real estate loan portfolio is mostly comprised of loans to owner-occupied borrowers in which the real estate collateral is taken as a secondary source of repayment. Since the summer of 2007, in light of deteriorating economic conditions in Puerto Rico and as part of the Company’s strategy to strengthen regulatory capital ratios, the Company decided to curtail major commercial lending activities. For the year ended December 31, 2008, commercial real estate loans to owner-occupied borrowers amounted to 79% of total commercial real estate loans. These loans are sensitive to the economic condition and cash flow of the borrower’s business, but are less sensitive to market conditions, capitalization rates, vacancy rates, rental rates, and so on. Westernbank also makes real estate construction loans subject to firm permanent financing commitments. In general, commercial lending, including commercial real estate, asset-based, unsecured business and construction, are considered by management to be of greater risk of uncollectibility than consumer lending, including residential real estate, because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project.
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
     Westernbank offers the service of VISA TM and MasterCard TM credit cards. At December 31, 2008, there were approximately 20,544 outstanding accounts, with an aggregate outstanding balance of $49.3 million and unused credit card lines available of $68.3 million.
     In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.
     For information regarding the Company’s Lending Activities and disclosures refer to Financial Condition — Loans, on Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K under Part II.
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
     Westernbank recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired and assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual servicing right, to the extent that fair value is less than the carrying amount for that right. The total cost of mortgage loans to be sold with servicing rights retained is allocated to the mortgage servicing rights and the loans (without the mortgage servicing rights), based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated servicing income. As of December 31, 2008, Westernbank had $3.3 million in mortgage servicing assets.
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
     For further financial information regarding the Non-Performing Loans, Troubled Debt Restructurings and Foreclosed Real Estate refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K under Part II.
     ALLOWANCE FOR LOAN LOSSES. The Company maintains an allowance to absorb probable loan losses inherent in the Company’s portfolio. The allowance is maintained at a level the Company considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on the Company’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses.
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
     Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review and thus subject to specific allowance allocations. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Company. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or the fair value of the underlying collateral. Appraisals are obtained from qualified appraisers and are reviewed by an independent appraisal review group to ensure independence and consistency in the valuation process. Appraisal values are updated on an as needed basis, in conformity with market conditions and regulatory requirements. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.
     General allowances based on loss rates are applied to commercial and construction loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are generally derived from two or three year historical net charge-offs by loan category adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in loans growth; trends in the impaired and delinquent loans; risk management and loan administration; changes in concentration of loans to one obligor; changes in the internal lending policies and credit standards; and examination results from bank examiners and the Company’s internal credit examiners.
     Homogeneous loans, such as consumer installments, residential mortgage loans, and credit cards are not individually risk graded. General allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are generally based on the higher of current year or the average of the last two to three year historical net charge-offs by loan category, adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in the delinquent loans; risk management practices; collection practices; and changes in the internal lending policies and credit standards.
     In 2008, the Company has not substantively changed its overall approach in the determination of the allowance for loan losses. There have been no material changes in the criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses.
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
INVESTMENT ACTIVITIES
     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Assets and Liabilities Committee (composed of the entire Board of Directors of the Company and various Senior Executive Officers of the Company and Westernbank).
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
     The Company’s investment portfolio as of December 31, 2008, consisted principally of U.S. Government and agencies obligations and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of December 31, 2008. In addition, the Company does not have investments in residual tranches.
SOURCES OF FUNDS
     GENERAL. Deposits, federal funds purchased, repurchase agreements, Federal Home Loan Bank (“FHLB”) advances and borrowings under lines of credit are the primary sources of Westernbank’s funds for use in lending and for other general business purposes. In addition, Westernbank obtains funds in the form of loan repayments and income from operations and the maturities and repayments of securities. Loan repayments are a relatively stable source of funds, while net increases in deposits and repurchase agreements are significantly influenced by general interest rates and money market conditions. Short-term borrowings from the FHLB of New York and repurchase agreements are used to compensate for reductions in normal sources of funds such as savings inflows at less than projected levels.
     In connection with its asset/liability management, the Company uses brokered deposits since these deposits provide the flexibility of selecting short, medium and long term maturities to better match the Company’s asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered under many circumstances to be a less stable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as Westernbank, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the after-tax interest earned from bank deposits, compared to the after-tax returns from investments held in local mutual funds, preferred stock, local GNMAs and other municipal bonds makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposit instability. For further discussion, see “Supervision and Regulation - Brokered Deposits” below.
BORROWINGS
     A summary of short-term borrowings, including federal funds purchased, repurchase agreements, advances from Federal Home Loan Bank and borrowings under lines of credit, and interest rates at and for the years ended December 31, 2008, 2007 and 2006 are set forth in Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations-Borrowings” section.

FINANCIAL INSTRUMENTS
     DERIVATIVE FINANCIAL INSTRUMENTS. As part of the Company’s asset/liability management, the Company uses interest-rate contracts, which include interest-rate exchange agreements (swaps), and option agreements, to hedge various exposures or to modify interest rate characteristics of various items on its statements of financial condition.
     The Company accounts for its derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Statement requires recognition of all derivatives as either assets or liabilities in the statements of financial condition and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income (loss) or current earnings or both, as appropriate. On the date the Company enteres into a derivative contract, the Company designates derivative instruments as either a fair value hedge, cash flow hedge or as a derivative instrument not designated as a hedge. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income (loss). For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current period net income (loss). Similarly, the changes in fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are also reported in current period net income, in noninterest income.
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
     The fair value of the derivative instruments is based on an independent valuation model that uses primarily observable market parameters, such as yield curves, and takes into consideration the credit risk component, when appropriate. Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The fair values produced by this proprietary valuation model are in part theoretical and therefore can vary between derivative dealers and are not necessarily reflective of the actual price at which the contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in income statement volatility.
     One of the main risks facing the Company is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value and in the cash flows of the Company’s assets and liabilities and the risk that net interest income will change in response to changes in interest rates. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Additionally, the Company holds derivative instruments for the benefit of its commercial customers. The Company does not enter into derivative instruments for speculative purposes.
     The Company’s interest rate risk management strategy may involve modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the Company’s net interest margin. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps, indexed options and interest rate caps. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The fair value of a derivative is based on the estimated amount the Company would receive or pay to terminate the derivative contract, taking into account the current interest rates and the creditworthiness of the counterparty. The fair value of the derivatives is reflected on the Company’s statements of financial condition as derivative assets and derivative liabilities.
     The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and by requiring collateral, when appropriate. The Company deals only with primary dealers.
     Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity. OTC contract generally consist of swaps, caps and Standard and Poor’s 500 Composite Stock Index options.
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
     Interest rate caps represent a right to receive cash if a reference interest rate rises above a contractual strike rate; therefore, its value increases as the reference interest rates rise. Interest rate caps protect against rising interest rates. The credit risk inherent in the interest rate cap is the risk that the exchange party may default.
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
     On January 3, 2006, the Company redesignated most of its CD Swaps relating to certain CDs utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship was effective, the changes in the fair value of both the hedged items (the CDs) and the interest rate swaps were recorded through earnings. At December 31, 2007, the notional amount of these CD Swaps and the principal balance of the hedged CDs amounted to $470.2 million. On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115 and discontinued the use of fair value hedge accounting of SFAS No. 133 on these CD Swaps. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with any changes in fair value reflected in earnings. The Company elected to measure at fair value the brokered deposits being hedged with the CD Swaps. The fair value option may be applied on an instrument-by-instrument basis. One of the main considerations in the determination for the adoption SFAS No. 159 was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Company to fulfill the requirements specified by SFAS No. 133. As part of the adoption of SFAS No. 159, on January 1, 2008, the Company recorded a cumulative effect adjustment of $5.3 million that was credited to retained earnings.

     The Company offers its customers an equity-linked certificate of deposit that has a return linked to the performance of the Standard & Poor’s 500 Composite Stock Index. Under SFAS No. 133, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company enters into an offsetting derivative contract (indexed option agreement that has a return linked to the performance of the Standard & Poor’s 500 Composite Stock Index) to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Under the option agreements, the Company will receive the average increase in the month-end value of the index in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative and the derivative contract entered into by the Company do not qualify for hedging accounting, these derivatives are recorded at fair value with offsetting gains and losses recognized within noninterest income in the consolidated statements of operations.
     The Company also enters into derivative contracts (including interest rate swaps and interest rate caps) for the benefit of commercial customers. The Company may economically hedge significant exposures related to these derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. The Company minimizes the credit risk through credit approvals, limits, counterparty collateral and monitoring procedures. Since these derivatives do not qualify for hedging accounting, they are recorded at fair value with offsetting gains and losses recognized within noninterest income in the consolidated statements of operations. During 2008, there were no credit downgrades to parties of derivative instruments. At December 31, 2008 and 2007, the notional amount of these interest rate swaps amounted to $343.9 million and $345.3 million, respectively, and the notional amount of these interest rate caps amounted to $86.5 million and $86.7 million, respectively.
     Refer to Note 19 to the consolidated financial statements for a detail of derivative transactions, included herein in Part II, Item 8.
     OFF-BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS. In the ordinary course of business, Westernbank enters into off-balance sheet credit related financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements and standby and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. Westernbank periodically evaluates the credit risks inherent in these commitments, and standby and commercial letters of credit, and establishes loss allowances for such risks if and when these are deemed necessary. For the year ended December 31, 2008, there was no such allowance for losses on unfunded loan commitments as the exposure was not considered significant to the Company. At December 31, 2007, the Company had an allowance for losses on unfunded loan commitment totaling $1.1 million included in accrued expenses and other liabilities in the consolidated financial statements.
     For the years ended December 31, 2008, 2007 and 2006, the Company did not record any loss allowances in connection with risks involved in off-balance sheet credit-related financial instruments, other than the $1.1 million allowance for losses on the unfunded loan commitments recorded in 2007. At December 31, 2008 and 2007, there were no additional off-balance sheet credit-related financial instruments other than those mentioned above.
     Refer to Note 18 to the consolidated financial statements for a detail of off-balance sheet activities, included herein in Part II, Item 8.
     FAIR VALUE MEASUREMENTS. The estimated fair value of financial instruments is subjective in nature and involves uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in the underlying assumptions used in calculating fair value could significantly affect the results. In addition, the fair value estimates are based on outstanding balances without attempting to estimate the value of anticipated future business.
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement.

     Effective January 1, 2008, the Company adopted SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis (“fair value option”). Upon election of the fair value option in accordance with SFAS No. 159, subsequent changes in fair value are recorded as an adjustment to earnings. The adoption of SFAS No. 159 resulted on cumulative adjustments of: (1) $5.3 million increase to retained earnings; (2) $12.9 million decrease to deposits; (3) $4.2 million decrease to other assets; and (4) $3.4 million decrease to deferred income tax.
     The Company elected on January 1, 2008 to measure at fair value certain long-term, callable brokered deposits (financial liabilities) that were hedged with interest rate swaps (“SFAS 159 Brokered CDs”) and were previously designated for fair value hedge accounting in accordance with SFAS No. 133. Electing the fair value option allows the Company to eliminate the burden of complying with the requirements for hedge accounting under SFAS No. 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the SFAS 159 Brokered CDs continues to be economically hedged with callable interest rate swaps with the same terms and conditions. The Company did not elect the fair value option for the vast majority of other brokered deposits because these are not hedged by derivatives.
     The fair value of SFAS 159 Brokered CDs is obtained from non-binding third party pricing services. The third party pricing service provider determines the fair value of the brokered deposits through the use of discounted cash flow analyses over the full term of the CDs. The options component, the callable feature, is valued using a “Hull-White Interest Rate Tree” approach, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. The fair value does not incorporate a credit risk spread, since the callable brokered deposits are generally for amount less than the FDIC insurance.
     Interest paid/accrued on SFAS 159 Brokered CDs is recorded as part of interest expense on deposits and the accrued interest and the fair value (excluding accrued interest) of the SFAS 159 Brokered CDs are reported within deposits in the consolidated statement of financial condition. Fair value changes are included in earnings within noninterest income in the consolidated statement of operations.
     As of December 31, 2008 and January 1, 2008, deposits included callable brokered deposits measured at fair value with an aggregate fair value of $109,944,000 and $516,650,000, and carrying principal balance of $109,281,000 and $522,895,000 ($529,500,000 book value), respectively. Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $6.9 million for the year ended December 31, 2008 and are reported as net gain on derivative instruments and deposits measured at fair value in the consolidated statement of operations.
     Refer to Note 20 to the consolidated financial statements for more information of financial instruments, included herein in Part II, Item 8.
YIELDS EARNED AND RATES PAID
     The net income of the Company depends primarily upon the difference or spread between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. See “Management Discussion and Analysis of Financial Condition and Results of Operations”, included herein in Part II, Item 7.
ECONOMIC CONDITIONS, MARKET AREA AND COMPETITION
     Puerto Rico (also referred to as the “Island” or the “Commonwealth”), a Commonwealth of the United States of America, is the easternmost of the Greater Antilles and the fourth largest island of the Caribbean. The Island is located at the crossroads between North and South America, at just 3.5 hours airtime from New York and 60 minutes from Venezuela and has a population of approximately four million people. As in the rest of the United States, the Island has a local judicial system. The Island constitutes a district in the federal judiciary and has its own U.S. district court. Also, most of the U.S. federal agencies are represented on the Island. However, the Island has its own internal revenue system and is not subject to U.S. taxes. Spanish and English are the official languages of the Island.
     The Island uses U.S. currency and forms part of the U.S. financial system. As a Commonwealth of the U.S., the Island falls within the U.S. for purposes of customs and migration, and therefore there is a full exchange of funds, people and goods between the Island and the U.S. Puerto Rico banks are subject to the same Federal laws, regulations and supervision as those of the financial institutions operating in the rest of U.S. The FDIC insures the deposits of Puerto Rico chartered commercial banks, including Westernbank, the banking subsidiary of W Holding Company, Inc.
     Factors affecting the U.S. economy usually have a significant impact on the performance of the Island economy. These include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the level of oil prices, the rate of inflation, and tourist expenditures, among others. During the Commonwealth’s fiscal year ended June 30, 2008, approximately 75% of Puerto Rico’s exports went to the U.S, which was also the source of approximately 50% of Puerto Rico’s imports. In the past, the economy of the Island has generally followed economic trends in the overall U.S. economy. The U.S. economy, which was severely hit by the housing-market and credit crises, entered into a recession in late 2007.
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
     During 2008, the Island continued to be in a prolonged economic slowdown, which has led to a recessionary cycle. The main drivers contributing to the recessionary cycle include budget shortfalls, economic weakness within the manufacturing and construction sectors, diminished consumer buying power driven by increases in utility costs, gasoline prices, highway toll charges, the implementation of sales taxes and periodic impasses between the Executive and the Legislative branches of the Island government. Historical declines have occurred in the local manufacturing sector. Three important indicators for the manufacturing sector (jobs, hours worked and payroll) pointed toward the continued weakening of local manufacturing activity. During 2008, the manufacturing sector lost approximately 7,700 jobs in comparison with figures reported in 2007, for a decrease of 7.20%, although many multinational corporations continue to have substantial operations in the Island. As in 2007, the construction sector, a historical backbone of the Island economy, continued to be relatively weak during 2008, as the combination of the current Commonwealth’s fiscal situation and a decrease in the public investment in construction projects has dramatically affected the sector. The value of construction permits during the year ended December 31, 2008 declined when compared to 2007, with most of the drop coming from the public sector. The multiplier effect of a decrease in capital investment has been already felt in other areas of the Island economy, with the banking sector one of the most affected.
     The banking sector has been historically the financial support for all the industrial and commercial activity on the Island. At December 31, 2008, there were ten FDIC insured banks operating in Puerto Rico, with total assets, loans and leases-net and deposits of approximately $99.5 billion, $61.2 billion and $64.0 billion, respectively. U.S. banks, foreign banks and the major Puerto Rican banks all offer commercial banking services designed to support the emerging requirements of their local clients as well as of their international clients. Historically, the economic strength and liquidity of local financial institutions, considered the pillar of the Island’s economy, have allowed the Puerto Rico banking sector to extend credit, without which the Island’s economy could not be sustained. The growing combination of loans, deposits and assets historically has been the key to the economic progress for the past years.
     Throughout 2007 and 2008, the banking sector has experienced a reduction in the credit quality of, and a worsening of trends affecting, its residential mortgage, commercial and construction loan portfolios, particularly new housing development projects which have been affected by the continuing deterioration of the economy, in addition to the oversupply of new homes at all levels. And while the Puerto Rico housing market has not seen the dramatic decline in housing prices that is generally affecting the U.S. mainland housing market, there is lower demand due to diminished consumer acquisition power and confidence, among other things. Since 2008 the Island government has taken actions and implemented tax incentives initiatives designed to boost the demand of the housing market. However, there can be no assurance that these actions will help to boost the Island housing market.
     Other economic indicators for 2008 showed additional signs of weakness. With the exception of the total civilian population, all the indicators of job-market performance reflect a downturn. The total labor force, number of jobs, participation rate, and number and percentage of unemployed all continue to show signs of deterioration. The Island unemployment rate, which has been historically higher than the average U.S. unemployment rate, increased to 13.5% at December 31, 2008, the highest since 1999. According to the Puerto Rico Labor Department, a total of 1.2 million people were employed in Puerto Rico at December 31, 2008, which represents a decrease of approximately 24,000 jobs, or 2.0% when compared to December 31, 2007. The rate of participation in the labor force fell from 46.1% in 2007 to 45.0% in 2008.

     Activity in the tourism sector has also shown signs of weakness, as hotel registrations, hotel occupancy rates and passengers movement each decreased when compared to 2007 as a result of the continuing deterioration of the U.S. and Island economy.
     Future growth of the Island economy will depend on several factors including, the economic condition of both the Commonwealth and U.S, the level of interest rates and changes to existing incentive legislation, among others. At the end of fiscal year 2008, the Island remains in a recession. The recent crisis in the capital markets and consequent restrictions on credit could add to the uncertainty prevalent on the Island as a result of the prolonged stagnation of local economic activity, or impact the economy’s ability to grow, which would impose additional limitations on recovery in the foreseeable future.
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
     These proposals were submitted to the Puerto Rico Planning Board to conduct a large scale economic study on the different actions proposed and its economic impact on the Island. In addition, the final approval and implementation of the proposals require legislative approval and depend on better management by the Island Government and the receptivity of potential buyers and credit agencies.
     At the current time, the Island government is proposing a series of bond issues to pay for current obligations, reduce the operational deficit, pay off part of the extra-constitutional debt and stimulate the Island economy. These resources, in conjunction with the almost $5 billion of the federal government’s economic stimulus plan, would exceed the total current budget for the Commonwealth General Fund. This injection of money into several sectors of the economy would be undertaken in an effort to stimulate the economy. However, there can be no assurance that the above actions will be approved and implemented or that such actions will ultimately help to boost the Island’s economy.
RECENT SIGNIFICANT EVENTS
Settlement with Tax Authorities
     During the first quarter of 2008, Westernbank negotiated tax agreements with local and federal authorities that yielded a benefit of $33.3 million. For more information, refer to Note 11 to the consolidated financial statements, included in Part II, Item 8.
Consent Order with the FDIC and the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and Written Agreement with the Board of Governors of the Federal Reserve System and other notices from the FDIC
     On November 24, 2008, Westernbank received notice from the FDIC. As a result of the notice and the Orders discussed below, Westernbank’s operations and activities are now subject to heightened regulatory oversight. For instance, pursuant to Section 914 of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), Westernbank must notify the FDIC prior to certain management changes, and must obtain approval prior to the payment of certain severance payments. Further, Westernbank must obtain the non-objection of the FDIC before engaging in any transactions that would materially change the balance sheet composition of the bank, including growth in total assets of 5% or more or significant changes in funding sources, such as increasing brokered deposits or volatile funding. Additionally, prior written approval of the FDIC will be required in order for Westernbank to issue any debt guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. No assurance can be given that further regulatory actions taken by the FDIC would not have a material adverse effect on Westernbank.

     In May 2009, the Company and Westernbank entered into (i) a Consent Order (the “Consent Order”) with the FDIC and the OCIF and (ii) a Written Agreement with the Board of Governors of the Federal Reserve System (the “Written Agreement”, and, together with the Consent Order, the “Orders”). The Orders build on the informal agreement which Westernbank entered into with the FDIC in February of 2008.
     The Orders do not impose penalties or fines on the Company or Westernbank, however, the Orders impose certain restrictions relating to dividends and credit extension. Additionally, the Orders require the Company and Westernbank to take various affirmative actions, including, but not limited to, strengthening the Bank’s and the Company’s Boards of Directors by increasing the number of independent directors; strengthening Westernbank’s management; submitting a capital, profit, budget and liquidity contingency plans; obtaining approvals prior to paying any dividends; submitting a written plan to reduce and monitor Westernbank’s problem and adversely classified loans; eliminating from Westernbank’s books, by collection or charge-offs, all items or portions of items classified “Loss” as a result of the FDIC’s 2008 examination; submitting loan policies and procedures for regulatory approval; restricting credit advances to adversely classified borrowers; establishing an adequate and effective appraisal compliance program; and maintaining an adequate allowance for loan losses.
     In addition to the aforementioned actions, the Consent Order requires Westernbank to maintain a Tier 1 leverage ratio of not less than 5.5% as of the date of the Consent Order, 5.75% at September 30, 2009 and 6.0% at March 31, 2010. As of September 30, 2009, Westernbank expects to be above the applicable Tier 1 leverage ratio required by the Consent Order. Although Westernbank may comply with the quantitative definition of a well capitalized institution under applicable bank regulations, by virtue of having a capital directive within the Consent Order, Westernbank is deemed to be adequately capitalized as of the date of the Consent Order. Concurrent with the Orders, the FDIC granted Westernbank a renewable six-month waiver expiring November 30, 2009, for the issuance of brokered certificates of deposits. The waiver allows Westernbank to continue to issue brokered certificates of deposits. No assurance can be given that the Orders would not have a material adverse effect on the Company or Westernbank.
     During 2008, the Company adopted the following strategies to provide additional sources of liquidity and to continue to comply with regulatory capital requirements:
•	Reduced Westernbank’s risk-weighted assets by shifting the composition of its investment portfolio from called agency securities with a risk-weight of 20% to GNMA mortgage-backed securities and collateralized mortgage obligations with a risk-weight of 0%.

•	Reduced by 74% the payment of cash dividends on common stock in 2008.

•	Increased Westernbank’s borrowing capacity with the FHLB — At December 31, 2008, the Company’s available borrowing capacity with the FHLB increased to $467.6 million from $137.3 million at December 31, 2007.

•	Sold unused real estate owned — During 2008, Westernbank sold certain land lots originally held for future branch development and recognized a gain on sale of $14.7 million.

•	Negotiated tax settlements — During the first quarter of 2008, Westernbank negotiated tax agreements with local and federal authorities that yielded a benefit of $33.3 million.

•	Transferred the Company’s insurance agency to Westernbank in 2008, resulting in a capital infusion to Westernbank of $2.9 million.
Dividends Suspension
     On February 17, 2009, the Company announced that the Company’s Board of Directors voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, to strengthen and maintain the Company’s capital position.

Transactions with Affiliates of Lehman Brothers Inc.
     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase agreements and derivative transactions. Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty to the Company on certain interest rate swap and cap agreements guaranteed by LBHI. The filing of bankruptcy by LBHI was an event of default under the agreements. On September 19, 2008, the Company terminated all agreements with LBSF and replaced them with another counterparty under similar terms and conditions. In connection with such termination, the Company has an unsecured counterparty exposure with LBSF of approximately $484,600. This unsecured exposure was written-off during the third quarter of 2008.
     In addition, Lehman Brothers Inc. (“LBI”) was the counterparty to the Company on certain sale of securities under agreements to repurchase. On September 19, 2008, LBI was placed in a Securities Investor Protection Act (“SIPA”) liquidation proceeding after the filing for bankruptcy of its parent LBHI. The filing of the SIPA liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. The termination of the agreements caused the Company to recognize the unrealized loss on the value of the securities subject to the agreements, resulting in a $3.3 million charge during the third quarter of 2008. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which the value of Westernbank securities delivered to LBI exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claims with the trustee in LBI’s SIPA liquidation proceeding. On June 1, 2009, Westernbank filed amended customer claims with the trustee. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5, “Accounting for Contingencies”, and related pronouncements. In making this determination, management consulted with legal counsel and technical experts. As a result of its evaluation, the Company recognized a loss of $13.9 million against the $139.2 million owed by LBI as of December 31, 2008. Determining the loss amount required management to use considerable judgment and assumptions, and is based on the facts currently available. As additional information on the LBI’s SIPA liquidation proceeding becomes available, the Company may need to recognize additional losses. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.
Deposit Insurance Risk-Based Assessments
     The deposits of Westernbank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including Westernbank, to pay for deposit insurance and in managing its deposit insurance reserves. Due to the financial crises affecting the banking system and financial markets, in 2009 the FDIC increased regular rate assessments over the rates in effect during 2008 and imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009, and resulted in an additional charge to Westernbank of $6.8 million.
     As a result of the special assessments and the increase in the regular assessment rate, the Company expects an increase of approximately $35.7 million in its deposit insurance premium expense for 2009, as compared to 2008. As of December 31, 2008, the Deposit Insurance Fund reserve ratio reported by the FDIC was .40 percent. The FDIC is required by law to return the reserve ratio to 1.15 percent no later than the end of 2013. As a result, Westernbank expects to be subject to increased deposit insurance premium expenses in future periods. On September 30, 2009, the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking that would require insured institutions, such as Westernbank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis points increase in assessment rates effective on January 1, 2011. For additional information regarding FDIC insurance coverage and deposit insurance premium assessment rates, refer to “—Supervision and Regulation—FDIC Deposit Insurance Coverage” and “—Supervision and Regulation—FDIC Deposit Insurance Premium Assessments” below.
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
EMPLOYEES
     At December 31, 2008, the Company had 1,445 full-time employees, including its executive officers. The Company considers its employee relations to be excellent.

AVAILABLE INFORMATION ON WEBSITE
     We make available free of charge, through our investor relations section at our website, http://www.wholding.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Copies are also available, without charge, from W Holding Company, Inc, Corporate Communications and Investor Relations, 19 West McKinley Street, 3rd Floor, Mayagüez, PR 00680.
     The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its web site (http://www.sec.gov). In addition, our Internet website, in the Investor Relations Section, also includes our Code of Business Conduct and Ethics, our Code of Ethics for our Chief Executive Officer and Senior Financial Officers, the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, and the Corporate Governance Guidelines of our Board of Directors. We also make available free of charge in print to any stockholder who requests them copies of our corporate governance principles, and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Mr. Juan C. Frontera, Secretary, W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.
SUPERVISION AND REGULATION
     The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company, the Company is subject to the regulation, supervision, and examination by the Federal Reserve Board (“FRB”). The Company is required to file periodic reports and other information with the FRB and the FRB may conduct examinations of the Company. Westernbank is subject to the regulation, supervision and examination of the FDIC and the Puerto Rico Commissioner of Financial Institutions (the “Puerto Rico Commissioner”) and, as to certain matters, the FRB. Westernbank Insurance Corp. is subject to the regulation, supervision, and examination of the Office of the Commissioner of Insurance of Puerto Rico.
     Under the provisions of the Bank Holding Company Act, FRB approval is required if the Company seeks to acquire direct or indirect ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, the Company would own or control directly or indirectly more than 5% of the voting stock of the bank or bank holding company. Prior approval of the FRB is also required before the Company may engage in or acquire more than 5% of the voting stock of companies engaged in certain permissible non-banking activities. In acting on such requests for prior approval, the FRB considers certain competitive, management, financial and other factors specified in the BHC Act. The FRB also has authority under certain circumstances to issue cease and desist orders and other enforcement actions against bank holding companies and their non-bank subsidiaries.
     Under the Bank Holding Company Act, a bank holding company is prohibited with limited exceptions, from engaging, directly or indirectly, in any activities that are not closely related to the businesses of banking or managing or controlling banks.
     Under FRB policy, a bank holding company such as the Company is expected to act as a source of financial strength to its banking subsidiaries and to commit support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2008, Westernbank was the only depository institution subsidiary of the Company.
     The Company is subject to capital adequacy guidelines of the FRB. The guidelines apply on a consolidated basis and generally require bank holding companies to maintain a ratio of Tier 1 capital to total average assets of at least 4.0%. There is a minimum ratio of 3.0% established for the most highly rated bank holding companies. The FRB’s capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%. The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the FRB’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. As of December 31, 2008, the Company is in compliance with the FRB’s capital adequacy guidelines with a ratio of Tier 1 capital to average assets of 5.26%, a ratio of Tier 1 capital to risk-weighted assets of 8.96%, and a ratio of total capital to risk-weighted assets of 10.24%.
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
     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Prompt corrective action provisions are not applicable to bank holding companies. The FDICIA and the regulations issued thereunder established five capital tiers: (i) “well capitalized”, if a depository institution has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized”, if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized”, if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized”, if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized”, if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Generally, a depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received a less than satisfactory examination rating at its most recent examination and did not subsequently address the examiner’s concerns or if its primary federal regulator determines, after notice and the opportunity for a hearing, that the depository institution’s condition is unsafe or unsound or is subject to any written agreement order, capital directive or prompt corrective action to meet and maintain a specific level for any capital measure. Although Westernbank complies with the quantitative definition of a well capitalized institution, by virtue of having a capital directive within the Consent Order, Westernbank is deemed to be adequately capitalized as of the date of the Consent Order. As of December 31, 2008, Westernbank capital ratios were:
Tier 1 capital to average assets — 5.19%
Tier 1 capital to risk-weighted assets — 8.81%
Total capital to risk-weighted assets — 10.09%
     Refer to “Regulatory Capital Ratios” section included herein in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
     As noted above, in May 2009, Westernbank entered into a Consent Order with the FDIC and the OCIF. The Consent Order requires Westernbank to maintain a Tier 1 leverage ratio of not less than 5.5% as of the date of the Consent Order, 5.75% at September 30, 2009 and 6.0% at March 31, 2010. As of September 30, 2009, Westernbank expects to be above the Tier 1 leverage ratios required by the Consent Order. No assurance can be given that the Consent Order will not have a material adverse effect on the Company or Westernbank.
     During the third quarter of 2009 to strengthen Westernbank’s regulatory capital ratios, the Company transferred to the Bank from its investment portfolio certain securities that yielded a capital infusion of $13.5 million to Westernbank.
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
     Failure to meet the capital guidelines could subject an institution to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. At December 31, 2008, the Company and Westernbank were in compliance with all capital requirements. For more information, refer to Note 15 to the consolidated financial statements, included herein in Part II, Item 8.
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
     The Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the Company’s consolidated net worth. The FRB may disapprove any purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, order or directive of the FRB, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be, both before and after the purchase or redemption, considered “well capitalized” under applicable regulations of the FRB, that received a rating of “1” or “2” overall and for management at its most recent examination, and that is not the subject of any unresolved supervisory issues. Notwithstanding the foregoing, any redemption of the Company’s preferred stock will require the prior approval of the FRB. In addition to these general requirements, the Written Agreement prohibits the Company from purchasing or redeeming any shares of its stock without the prior written approval of the Reserve Bank.
     On February 17, 2009, the Company announced that the Company’s Board of Directors voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, so as to maintain the Company’s capital position.
     In addition, as explained above, in May 2009, the Company and Westernbank entered into (i) the Consent Order with the FDIC and the OCIF and (ii) the Written Agreement with the Board of Governors of the Federal Reserve System. Pursuant to the Orders, the Bank may not declare or pay any dividends without the prior written approval of the Regional Director of the FDIC’s New York Regional Office. Requests for approval are required to be received at least 30 days prior to the proposed date for the declaration of dividends and are required to contain, but not be limited to, information on consolidated earnings for the most recent annual period and the last quarter and the Company shall not declare or pay any dividends or receive any dividends from Westernbank without the prior written approval of the Federal Reserve Bank of New York and the Director of the Division of Bank Supervision and Regulation of the FRB.

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
     The Puerto Rico Banking Act requires that at least 10% of the yearly net income of Westernbank be credited annually to a reserve fund. This must be done every year until the reserve fund is equal to the total paid-in capital for common stock and preferred stock or 10% of total deposits. At December 31, 2008, Westernbank had a reserve fund established in accordance with the requirements of the Puerto Rico Banking Act. The Puerto Rico Banking Law also provides that when the expenditures of a bank are greater than the receipts, the excess is charged against the undistributed profits of the bank, and the balance, if any, is charged against and reduces the reserve fund. If there is no reserve fund sufficient to cover the entire amount, the excess amount is charged against the capital account and no dividend can be declared until the capital has been restored to its original amount and the reserve fund to 20% of the original capital.
     Under the Puerto Rico Banking Act, Westernbank must maintain a legal reserve in an amount equal to at least 20% of Westernbank’s demand liabilities, except certain government deposits (federal, state and municipal), that are secured by actual collateral. The reserve is required to be composed of any of the following securities or combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico that are to be presented for collection during the day following the day on which they are received, (3) money deposited in other banks provided said deposits are authorized by the Commissioner, subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreements to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner identifies from time to time. At December 31, 2008, Westernbank had a legal reserve of 454.81%.
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
     Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $405.3 million at December 31, 2008 to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limitation thus constituting a violation of the provisions of Section 17 of the Puerto Rico Banking Law. On May 20, 2008, the Puerto Rico Commissioner imposed a $50,000 penalty and ordered the Board of Directors of Westernbank to take immediate appropriate actions to resolve the issue. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, such efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. There can be no assurance that the Commissioner will not take further actions on this issue. As of December 31, 2008, this loan relationship was not impaired. For more information, refer to Note 4 to the consolidated financial statements, included in Part II, Item 8.

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
     FDIC DEPOSIT INSURANCE COVERAGE. The deposits of Westernbank are insured up to the applicable limits established by law. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which merged the Bank Insurance Fund and the Savings Association Fund into a single fund, the Deposit Insurance Fund (“DIF”), increased the maximum amount of the insurance coverage for certain retirement accounts and provided for “inflation adjustments” in the maximum amount of coverage available with respect to other insured accounts. The Emergency Economic Stabilization Act of 2008, among other things, temporarily increased the amount of deposit insurance from $100,000 to $250,000 per depositor until December 31, 2009. On May 20, 2009, President Barack Obama signed legislation that extended this temporary increase to $250,000 per depositor through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and other certain retirement accounts, which will remain at $250,000 per depositor. In addition, on November 21, 2008, the FDIC issued a final rule regarding the TLGP which, among other actions, provides full insurance coverage of non-interest bearing deposit transaction accounts of participating institutions until June 30, 2010. Westernbank has chosen to participate in this program.
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
     FDIC DEPOSIT INSURANCE PREMIUM ASSESSMENTS. Westernbank is subject to the deposit insurance premium assessments of the DIF. The FDIC uses a risk-based premium assessment system. The Reform Act gave the FDIC more discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the DIF reserve ratio. The Reform Act also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, and is applied automatically to reduce the institution’s quarterly premium assessment to the maximum extent allowed, until the credit is exhausted. Westernbank fully utilized its credit in 2007.
     Effective January 1, 2007, the FDIC implemented a revised risk-based assessment system (“FDIC Assessment Rule”) providing for assessment rates that vary based on the level of risk posed by the institution to the DIF. Under the FDIC Assessment Rule, all insured depository institutions are placed into one of four risk categories. An institution’s risk category is based partly upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured institution also is assigned to one of three supervisory subgroups. Subgroup “A” institutions are financially sound institutions with only a few minor weaknesses; subgroup “B” institutions are institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration; and subgroup “C” institutions are institutions with respect to which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless corrective action is taken to correct the areas of weakness. Well capitalized and well managed banks are generally assigned to risk category I, while undercapitalized banks in supervisory subgroup “C” are generally assigned to risk category IV. Within risk category I, the FDIC Assessment Rule combines supervisory ratings with other measures, such as measuring certain financial ratios or looking to long-term debt issuer ratings, to further differentiate risk and the pricing of deposit insurance coverage.
     Under the FDIC Assessment Rule, premiums are assessed quarterly. As of January 1, 2009, all insured institutions were required to pay a base rate assessment of 12 to 50 basis points of their deposits for the first quarter of 2009, and 7 to 77.5 basis points after April 1, 2009, based on the risk of loss the particular institution poses to the DIF. This is an increase from the rate assessment that was in effect during 2008. The increase in the base rate assessment from 2008 to 2009 is due to the financial crises affecting the banking system and financial markets. In addition, on February 27, 2009, the FDIC issued an interim rule that would charge banks an emergency special assessment of 20 basis points of insured deposits. On May 22, 2009, the FDIC amended the interim rule and imposed a final special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009, and resulted in an additional charge to Westernbank of $6.8 million.
     As a result of the special assessments and the increase in the regular assessment rate, the Company expects an increase of approximately $39.2 million in its deposit insurance premium expense for 2009, as compared to 2008. As of December 31, 2008, the DIF reserve ratio reported by the FDIC was 40 basis points. The FDIC is required by law to return the reserve ratio to 1.15 percent no later than the end of 2013. As a result, Westernbank expects to be subject to increased deposit insurance premium expenses in future periods.
     On September 30, 2009, the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking that would require insured institutions, such as Westernbank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis points increase in assessment rates effective on January 1, 2011.
     In addition to deposit insurance premiums, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”) in the late 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. FICO assessments are set quarterly based on insured deposits, and in 2008 ranged from 1.14 basis points in the first quarter to 1.10 basis points in the fourth quarter. These assessments will continue until the FICO bonds mature in 2017 through 2019.
     CROSS-GUARANTEES. Under the FDIA, a depository institution (which term includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions liable to the FDIC, and any obligations of that bank to its parent corporation are subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. Westernbank is currently the only FDIC-insured depository institution controlled by the Company and therefore not subject to this guaranty provision.
     BROKERED DEPOSITS. FDIC regulations govern the receipt of brokered deposits. Under these regulations, a bank cannot accept, rollover or renew brokered deposits (which term is defined also to include any deposit with an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. However, a bank that is adequately capitalized may not pay an interest rate more than 75 basis points over prevailing rates under any circumstances. Concurrent with the previously mentioned Consent Order, the FDIC granted Westernbank a renewable six-month waiver for the issuance of brokered deposits. As part of its strategy, the Bank is committing to continue diversifying its funding sources. Westernbank has been able to obtain sufficient brokered certificates of deposits to fund its operation without limitation from the current regulations. However, no assurance can be given that the current condition will be maintained during future periods.
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
     ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. State banks and their subsidiaries are limited in their investments and activities engaged in as principal to those permissible under applicable state law and that are permissible for national banks and their subsidiaries, unless such investments and activities are specifically permitted by the FDIA or the FDIC determines that such activity or investment would pose no significant risk to the DIF and the banks are, and continue to be, in compliance with applicable capital standards. The FDIC has by regulation determined that certain real estate investment activities do not present a significant risk to the DIF, provided they are conducted in accordance with the regulations. Provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), permit national banks to establish financial subsidiaries that may engage in the activities permissible for financial holding companies, other than insurance underwriting and merchant banking. In order to exercise this authority, a bank and its depository institution affiliates must be well-capitalized, well-managed and have CRA ratings of at least “satisfactory”. For a state bank, such activities also must be permissible under relevant state law.
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
     FEDERAL HOME LOAN BANK SYSTEM. Westernbank is a member of the Federal Home Loan Bank System. The System consists of 12 regional Federal Home Loan Banks, with each subject to supervision and regulation by the Federal Housing Finance Board. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions. Westernbank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to the greater of: 1.0% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year; 5% of its FHLB advances outstanding; or 0.3% of its total assets. At December 31, 2008, Westernbank held $64.2 million in capital stock of the FHLB of New York.
     Advances from a FHLB are secured by a member’s shares of stock in the institution, certain types of mortgages and other assets, including investment securities. Interest rates charged for advances vary depending upon maturity and the cost of funds to the FHLB. As of December 31, 2008, Westernbank had $42.0 million in outstanding advances and $1.07 billion in repurchase agreements from the FHLB of New York, and has available $467.6 million under a line of credit facility with the FHLB.
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
     For information regarding recent legislative actions affecting the income taxation of IBEs, refer to “Commonwealth Taxation — Income Taxes” below.

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
     REGULATORY ENFORCEMENT AUTHORITY. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to require written agreements and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Federal law requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies. In addition, the FRB and FDIC may take various other informal actions. Refer to “Recent Significant Events” above for a detailed description of certain regulatory agreements entered into with the FDIC, the OCIF and the FRB.
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
COMMONWEALTH TAXATION
     GENERAL. Under the Puerto Rico Internal Revenue Code (the “PR-IRC”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company, Westernbank, WIC and SRG Net, Inc. (the “Companies”) report their income and expenses based on the accrual basis of accounting and file their Puerto Rico tax returns on a calendar year basis.
     INCOME TAXES. The Companies are subject to Puerto Rico regular income tax on income earned from all sources up to a maximum rate of 39%, except for years 2005 and 2006, in which a transitory additional surtax of 2.5% over net taxable income was imposed by the Governor of Puerto Rico under Law No. 41, signed on August 1, 2005. This transitory additional tax was in effect for taxable years 2005 and 2006. This transitory additional income tax of 2.5% was initially recorded in the third quarter of 2005, and amounted to $3.8 million for the year ended December 31, 2006. On May 13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposed an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. This transitory income tax of 2% amounted to $3.0 million for the year ended December 31, 2006. These transitory income taxes ended on December 31, 2006. On March 9, 2009, the Governor of Puerto Rico signed into law Act No. 7 (“Act No. 7”), also known as Special Act Declaring a Fiscal Emergency Status to Save the Credit of Puerto Rico, which amended several sections of the PR-IRC, including sections related to income, property, excise and sales and use tax provision. Act No. 7 imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to companies whose combined income exceeds $100,000, effectively increasing the maximum statutory rate from 39% to 40.95%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012.
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
     The PR-IRC provides a dividend received deduction of 100% on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico, like Westernbank and Westernbank Insurance Corp.
     Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, elected to be treated as a special partnership under the PR-IRC; accordingly, its taxable income is taxed at Westernbank.
     Westernbank International operates as an International Banking Entity (IBE) under Puerto Rico Act No. 52, of August 11, 1989, as amended, known as the International Banking Center Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. Pursuant to the provisions of Act No. 13 of January 8, 2004, for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the years ended December 31, 2008 and 2006, the provisions of the Act did not have any effect on the Company’s financial position or results of operations. For the year ended December 31, 2007, the provisions of the Act resulted in an additional income tax provision of $3.8 million.
     Under Act No. 7, all IBEs are subject to a special 5% tax on their net income not otherwise subject to tax under the PR-IRC. This special assessment is effective for tax years that commenced after December 31, 2008 and before January 1, 2012.
     The Company evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect the income tax accruals as well as the current period’s income tax expense and can be significant to the operating results of the Company. The Company’s consolidated statements of financial condition include an accrual of $2.0 million and $44.0 million at December 31, 2008 and 2007, respectively, for the exposures resulting from tax positions identified by the Company in connection with this evaluation.
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
     At December 31, 2008, we had $8.6 billion in brokered deposits, or 78% of our total deposits. We rely, in large part, on brokered deposits as a source of liquidity. We need liquidity to, among other things, pay operating expenses, maintain our lending activities and replace certain maturing liabilities. Without sufficient liquidity, we may be forced to curtail our operations. Brokered deposits represent a less stable source of funding than do local retail deposits. The availability of additional brokered deposits depends on a variety of factors including market conditions, regulatory matters and the Company’s and Westernbank’s overall financial condition.
     In May 2009, the Company and Westernbank entered into (i) the Consent Order with the FDIC and the OCIF and (ii) the Written Agreement with the Board of Governors of the Federal Reserve System (which are referred to as the “Orders”). The Orders build on the informal agreement which Westernbank entered into with the FDIC in February of 2008. Concurrent with the Orders, the FDIC granted Westernbank a six-month waiver expiring on November 30, 2009, for the issuance of brokered certificates of deposits. The waiver allows Westernbank to continue to issue brokered certificates of deposits.
     If the Company is not able to renew or roll over our existing brokered deposits on terms satisfactory to us or at all, our liquidity will be adversely impacted.
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
Our use of appraisals in deciding the amount of specific allowance assess against an impaired relationship may cause a material adverse effect on our business, financial condition and results of operations.
     In determining the amount of allowance to be assessed against an impaired relationship, we generally require an appraisal of the collaterals securing the relationship. However, the appraisal is only an estimate of the value of the collateral at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the subject collateral, thus, increasing the possibility of loss if a borrower defaults. Such events could have a material adverse impact in our results of operations, financial condition and capital position.

We may be required to increase our valuation allowance for our real estate held for sale, which could have a material adverse effect on our financial condition, results of operations and capital position.
     As of December 31, 2008, we had approximately $104.8 million of net real estate held for sale (with an associated $3.1 million valuation allowance). In determining the amount of allowance to be assessed against our inventory of real estate properties held for sale, we generally require an appraisal of such properties. However, the appraisal is only an estimate of the value of the property at the time the appraisal is made. Among other things, our estimate of value makes assumptions regarding the highest and best use of the property, considering the use of the property that is physically possible, legally permissible, and financially feasible as of the measurement date. Specifically, our assessment of value takes into consideration the future use of such properties, including changes in zoning to facilitate future development. Changes in legislation and zoning laws may impact our assessment of the highest and best use of our properties, which could affect the amount that may be obtained upon the sale of our real estate held for sale. If such events occur, our valuation allowance may need to be increased which could have a material adverse impact on our results of operations, financial condition and capital position.
     The fair value of the real estate properties we hold for sale may be adversely affected by continued deterioration in the housing and general economic conditions in Puerto Rico. Continued weakness of economic conditions in Puerto Rico may require us to increase our valuation allowance related to real estate held for sale properties which could have a material adverse effect on our results of operations, financial condition and capital position.
We may face adverse consequences if Westernbank is not categorized as a “well-capitalized” institution.
     Westernbank was considered well-capitalized under the FDIC’s Capital Adequacy Guidelines as of December 31, 2008. To be categorized as well capitalized, an institution must meet or exceed minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table above. See Note 15 to the consolidated financial statements, included in Part II, Item 8. However, although Westernbank’s capital ratios exceed the levels called for to be categorized as well capitalized, due to the capital directive in the Consent Order, Westernbank is currently deemed to be adequately capitalized. If Westernbank is unable to regain “well-capitalized” status in the future, it could jeopardize our ability to obtain additional funding and increase our liquidity costs. Specifically, as a result of being classified as “adequately capitalized”: (i) the Bank is not able to renew or accept brokered deposits without prior regulatory approval; and (ii) the Bank pays higher insurance premiums to the FDIC, which collectively reduce our earnings and could have an adverse effect on our business, financial condition and results of operations. Please see the risk factor “We rely heavily on brokered deposits to meet our liquidity needs.” above.
Regulators could take additional adverse actions against the Company or Westernbank as a result of the Consent Orders.
     In May 2009, the Company and Westernbank entered into entered (i) the Consent Order with the FDIC and the OCIF and (ii) the Written Agreement with the Board of Governors of the Federal Reserve System (which are referred to as the “Orders”). The Orders build on the informal agreement which Westernbank entered into with the FDIC in February of 2008.
     The Orders do not impose penalties or fines on the Company or Westernbank, however, the Orders impose certain restrictions relating to dividends and credit extension. Additionally, the Orders require the Company and Westernbank to take various affirmative actions, including, but not limited to, strengthening the Bank’s and the Company’s Boards of Directors by increasing the number of independent directors; strengthening Westernbank’s management; submitting a capital, profit, budget and liquidity contingency plans; obtaining approvals prior to paying any dividends; submitting a written plan to reduce and monitor Westernbank’s problem and adversely classified loans; eliminating from Westernbank’s books, by collection or charge-offs, all items or portions of items classified “Loss” as a result of the FDIC’s 2008 examination; submitting loan policies and procedures for regulatory approval; restricting credit advances to adversely classified borrowers; establishing an adequate and effective appraisal compliance program; and maintaining an adequate Allowance for Loan Losses.
     In addition to the aforementioned actions, the Consent Order requires Westernbank to maintain a Tier 1 leverage ratio of not less than 5.5% as of the date of the Consent Order, 5.75% at September 30, 2009 and 6.0% at March 31, 2010. As of September 30, 2009, Westernbank expects to be above the applicable Tier 1 leverage ratio required by the Consent Order. By virtue of having a capital directive, Westernbank is deemed to be “adequately capitalized” for purpose of prompt corrective action provision of Section 38 of FDIA. If Westernbank is unable to regain its “well-capitalized” status in the future, it could jeopardize its ability to obtain additional funding and increase the Company’s liquidity costs. Specifically, as a result of being classified as “adequately capitalized”: (i) the Bank is not able to renew or accept brokered deposits without prior regulatory approval; and (ii) the Bank pays higher insurance premiums to the FDIC, which collectively reduce our earnings and could have an adverse effect on our business, financial condition and results of operations. Concurrent with the Orders, the FDIC granted Westernbank a six-month waiver expiring November 30, 2009, for the issuance of brokered certificates of deposits. The waiver allows Westernbank to continue to issue brokered certificates of deposits. Failure of the Company or Westernbank to remain in compliance with the terms of the Consent Orders could result in the imposition of additional regulatory actions and/or in monetary penalties.
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
     Dramatic declines in the housing market over the past years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concerns about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
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
There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.
     Since October 2008, a host of legislation has been enacted in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions.
•	On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”) pursuant to which the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

•	On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program under the EESA pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions.

•	On November 21, 2008, the FDIC adopted a Final Rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, non-interest bearing bank transaction accounts.

•	On February 10, 1009, the U.S. Treasury announced the Financial Stability Plan under the EESA, which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors.

•	On February 18, 2009, President Obama signed the America Recovery and Reinvestment Act (“ARRA”), a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.
     Each of these programs was implemented to help stabilize and provide liquidity to the financial system. There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the Capital Purchase Program, the Financial Stability Plan, the ARRA, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
We may not be able to raise additional capital necessary to fund our growth and remain adequately-capitalized.
     Our ability to raise additional capital to support our growth and meet minimum regulatory capital requirements at the holding company and at Westernbank is dependent on us being able to efficiently and cost-effectively access the capital markets. Accordingly, we must continue to be able to issue additional equity securities, trust preferred securities and/or debt when and in the amounts we deem necessary, and there must be ready purchasers of our securities willing to invest in us. However, events or circumstances in the capital markets generally that are beyond our control may adversely affect our capital costs and our ability to raise capital at any given time. For instance, the capital and credit markets continue to experience high levels of volatility and disruption. In certain cases, especially in the case of stocks of financial institutions, the markets have produced significant downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength or condition. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, including on our ability to access capital. Our inability to raise additional capital on terms satisfactory to us or at all may affect our ability to grow and would adversely affect our financial condition and results of operations.
The increase in the FDIC deposit insurance premiums is expected to cause a significant increase in our non-interest expense.
     Under the FDIC Assessment Rule, premiums are assessed quarterly. As of January 1, 2009, all insured institutions were required to pay a base rate assessment of 12 to 50 basis points of their deposits for the first quarter of 2009, and 7 to 77.5 basis points after April 1, 2009, based on the risk of loss the particular institution poses to the DIF. This is an increase from the rate assessment that was in effect during 2008. The increase in the base rate assessment from 2008 to 2009 is due to the financial crises affecting the banking system and financial markets. In addition, on February 27, 2009, the FDIC issued an interim rule that would charge banks an emergency special assessment of 20 basis points of insured deposits. On May 22, 2009, the FDIC amended the interim rule and imposed a final special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009, and resulted in an additional charge to Westernbank of $6.8 million.
     As a result of the special assessments and the increase in the regular assessment rate, the Company expects an increase of approximately $39.2 million in its deposit insurance premium expense for 2009, as compared to 2008. As of December 31, 2008, the DIF reserve ratio reported by the FDIC was 40 basis points. The FDIC is required by law to return the reserve ratio to 1.15 percent no later than the end of 2013.
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
     On February 27, 2008, the Board of Directors of Westernbank, the OCIF and the FDIC reached an agreement (the “Informal Agreement”) which establishes timeframes for the completion of corrective and remedial measures which have been previously identified and are in process of completion. The Informal Agreement provides that the Board of Directors of Westernbank will, among other things, conduct management and loan reviews; review and make any necessary revisions to Westernbank’s asset/liability and investment policies; ensure the Westernbank’s compliance with the Bank Secrecy Act (“BSA”) and Westernbank’s BSA Compliance Program; correct all apparent violations of laws and regulations; formulate a plan to improve asset quality; submit and implement a profit and budget plan; develop and submit a capital plan to remain well-capitalized; and establish a compliance committee to monitor and coordinate compliance with the agreement. As described in Note 4 to the consolidated financial statements included herein Part II, Item 8, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $405.3 million at December 31, 2008 to a commercial group in Puerto Rico, which exceeds the statutory limit for loans to individual borrowers and continues to be a violation of the agreement. On May 20, 2008, a penalty of $50,000 was imposed by the OCIF. As of December 31, 2008, this loan relationship was not impaired. There can be no assurance that the OCIF and the FDIC will not take further action on this issue.

     On November 24, 2008, Westernbank received notice from the FDIC. As a result of that notice and the Informal Agreement described above, Westernbank’s operations and activities are now subject to heightened regulatory oversight. For instance, pursuant to Section 914 of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), Westernbank must notify the FDIC prior to certain management changes, and must obtain approval prior to the payment of certain severance payments. Further, Westernbank must obtain the non-objection of the FDIC before engaging in any transactions that would materially change the balance sheet composition of the Bank, including growth in total assets of 5% or more or significant changes in funding sources, such as increasing brokered deposits or volatile funding. Additionally, prior written approval of the FDIC will be required in order for Westernbank to issue any debt guaranteed by the FDIC under the Temporary Liquidity Guarantee Program. No assurance can be given that further regulatory actions taken by the FDIC would not have a material adverse effect on Westernbank.
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
Commercial and Construction Lending Risk
Our construction loans are based upon estimates of costs and value associated with the completed project. These construction estimates could be inaccurate, which could affect our ability to fully collect on such loans.
     We have historically originated construction loans for income producing properties and residential projects. At December 31, 2008 construction loans totaled $1.4 billion, or 16% of total loans. Construction lending involves risks associated with the timely completion of the construction activities for their allotted costs and the time needed to stabilize income producing properties, sell residential tract developments or refinance the indebtedness. The risks inherent in construction lending may adversely affect our net income. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because such properties have no operating history. In these loans, loan funds are advanced upon the security of the project under construction, which is of uncertain value prior to completion of construction. There can be no assurance that such properties will be sold or leased so as to generate the cash flow anticipated by the borrower. Such consideration can affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral.
Westernbank is exposed to commercial lending credit risk.
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

Concentration exposure to a number of material borrowers may cause a material adverse effect on our business, financial condition and results of operations.
     Section 17 of the Puerto Rico Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of fifteen percent (15%) of the sum of: (i) the bank’s paid in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least twenty five percent (25%) more than the amount of the loan, the aggregate maximum amount may reach one third (33.33%) of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States, or the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.
     Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $405.3 million at December 31, 2008 to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limitation thus constituting a violation of the provisions of Section 17 of the Puerto Rico banking law. As of December 31, 2008, this loan relationship was not impaired. In addition, at December 31, 2008, we had twenty-five loan relationships with an aggregate outstanding principal balance in excess of $50.0 million. A significant loss on any of these loan relationships could have a material adverse impact in our results of operations, financial condition and capital position.
We have been adversely impacted by deteriorating credit quality in our loan portfolio, and a substantial portion of the portfolio currently consists of non-performing loans or is otherwise adversely classified. No assurance can be given that the portfolio will not experience further weakness or loss.
     As a result of significant deterioration in economic conditions in our market area, our loan portfolio suffered substantial deterioration during 2007, and we expect the performance of our loan portfolio to continue to deteriorate in the near future. At December 31, 2008, total classified assets, which comprise all impaired loans classified as substandard — impaired, doubtful or loss, and foreclosed real estate held for sale, and non-performing loans totaled $1.6 billion and $1.8 billion, respectively. Additional increases in the allowance for loan losses may be necessary in the future. No assurance can be given that additional loans will not be added to “classified” status or that existing classified loans will not migrate into lower classifications, which would result in additional provisions for loan losses. Further deterioration in the quality of our credit portfolio could have a material adverse effect on our earnings, results of operations and capital requirements.
Our business is concentrated in Puerto Rico and continued weakness of the Puerto Rico economy may continue to adversely affect our financial performance.
     Substantially all of the properties and other collateral securing our real estate, commercial and consumer loans are located in Puerto Rico. Consequently, our financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. The Puerto Rico economy has been in the midst of a prolonged economic recession since the second quarter of 2006. The ongoing economic environment and uncertainties in Puerto Rico may continue to have an adverse effect on the quality of our loan portfolios and may result in a rise in delinquency rates and charge offs. These concerns may also impact growth in interest and non interest income. Although management utilizes its best judgment in providing for loan losses, there can be no assurance that management has accurately estimated the level of probable loan losses or that we will not have to increase our provisions for loan losses in the future as a result of future increases in non-performing loans or for other reasons beyond our control. Any such increases in our provision for loan losses could have a material adverse impact on our future financial condition and results of operations. Also, a potential reduction in consumer spending may impact growth in other interest and non-interest revenue sources.
     In addition, weakness in other financial institutions in Puerto Rico may result in regulatory actions against such institutions. Such regulatory actions, among other things, could result in sales of assets that could further negatively impact the real estate market in Puerto Rico generally, as well as the quality of our loan portfolios, and could require increases to our provisions for loan losses.
Our disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2008, as evidenced by material weaknesses that existed in our internal controls. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal controls.
     Effective internal control over financial reporting is necessary for compliance with the Sarbanes-Oxley Act of 2002 and appropriate financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. As disclosed in this Annual Report on Form 10-K, management’s assessment of our internal control over financial reporting identified a number of material weaknesses in various areas as discussed in Item 9A. Controls and Procedures. A material weakness is a deficiency in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. See Item 9A. Controls and Procedures of this Form 10-K for remediation status of material weakenessess identified. However, there can be no assurance that additional material weaknesses will not be identified in the future. We are committed to continuing to improve our internal control processes and we will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address internal control deficiencies or determine to modify certain of the remediation measures described herein. We will continue to be at an increased risk that our financial statements could contain errors that will be undetected, and we will continue to incur significant expense and management burdens associated with the additional procedures required to prepare our consolidated financial statements.
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
There is a lack of public disclosure concerning the Company.
     The Company has not yet filed with the SEC its quarterly reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2009. The Company expects to file these reports or the financial information required by these reports as soon as practicable after the filing of this Form 10-K. Until the Company files this financial information, there will be limited public information available concerning the Company’s most recent interim results of operations. See further discussion in “Item 3-Legal Proceedings” of this Form 10-K.
Our delay in filing all required financial statements may adversely affect our ability to attract customers, investors and employees.
     Our ability to attract customers and investors may be adversely affected by the delay in filing all the required financial statements and the risks and uncertainties that delay may suggest. This delay may also have an adverse effect on our ability to attract and retain key employees and management personnel.
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
     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase agreements and derivative transactions. Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty to the Company on certain interest rate swap and cap agreements guaranteed by LBHI. The filing of bankruptcy by LBHI was an event of default under the agreements. On September 19, 2008, the Company terminated all agreements with LBSF and replaced them with another counterparty under similar terms and conditions. In connection with such termination, the Company has an unsecured counterparty exposure with LBSF of approximately $484,600. This unsecured exposure was written-off during the third quarter of 2008.
     In addition, Lehman Brothers Inc. (“LBI”) was the counterparty to the Company on certain sale of securities under agreements to repurchase. On September 19, 2008, LBI was placed in a Securities Investor Protection Act (“SIPA”) liquidation proceeding after the filing for bankruptcy of its parent LBHI. The filing of the SIPA liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. The termination of the agreements caused the Company to recognize the unrealized loss on the value of the securities subject to the agreements, resulting in a $3.3 million charge during the third quarter of 2008. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which the value of Westernbank securities delivered to LBI exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claims with the trustee in LBI’s SIPA liquidation proceeding. On June 1, 2009, Westernbank filed amended customer claims with the trustee. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5, “Accounting for Contingencies”, and related pronouncements. In making this determination, management consulted with legal counsel and technical experts. As a result of its evaluation, the Company recognized a loss of $13.9 million against the $139.2 million owed by LBI as of December 31, 2008. Determining the loss amount required management to use considerable judgment and assumptions, and is based on the facts currently available. As additional information on the LBI’s SIPA liquidation proceeding becomes available, the Company may need to recognize additional losses. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.

Our performance is subject to interest rate risk.
     Our results of operations depend to a large extent on the success of Westernbank. Among the risks related to Westernbank are those related to interest rate fluctuations, lending operations and our ability to manage growth. Interest-rate fluctuations could adversely affect net interest income if our cost of funds increases faster than our yield on interest-earning assets. Increases in interest rates also increase the costs of loans to businesses and consumers and may reduce demand for such loans, which could negatively affect the ability of the Company to increase its loan portfolio. Increases in interest rates may reduce the value of the Company and Westernbank’s fixed-rate financial assets and may have an adverse impact on its earnings and financial condition. The Company and Westernbank own a substantial portfolio of real estate loans, mortgage-backed securities and other debt securities with fixed interest rates. The market value of an obligation with a fixed interest rate generally decreases when prevailing interest rates rise.
Future operating losses may require us to adjust the valuation allowance against our deferred tax assets.
     We evaluate our deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”, which states that deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. This process involves significant judgment by us, including but not limited to future operational results, future levels of interest rates, and future credit losses. The determination of a valuation allowance on deferred tax assets ultimately depends on the realization of sufficient taxable income within the allowable carryforward and carryback periods under the PR-IRC. Due to significant estimates used in establishing the valuation allowance and the potential for actual results to differ from taxable income projections, it is possible that we will be required to adjust the valuation allowance in future reporting periods. Such changes could adversely affect our results of operations, financial condition and capital position.
Changes to business strategy to diversify our revenue and liquidity sources may not be successful.
     Since our 2006 and 2005 financial statements restatement announcement and as a result of the restatement process, the loan internal review process and deteriorating macroeconomic conditions in Puerto Rico, among other factors, we have faced a number of financial, operational and legal difficulties that have had a material adverse effect on our business, financial condition and results of operations, including the following:
•	Reduced net interest income as a result of the decrease in short-term rates and the decrease in spread between prime rates and LIBOR; specifically, our loan portfolio is mostly tied to prime rates while our funding is tied to LIBOR, thus, a reduction in the spread has an adverse effect on our results of operations;

•	the continued downturn in the economy of Puerto Rico;

•	increase in the level of non-performing loans; and

•	increase in general and administrative costs as a result of the restatement process.
     As a result, we have decided to make certain changes to our business strategy to diversify our revenue and liquidity sources. The changes in our strategy are principally designed to produce earnings streams that are more stable, transparent and easier to protect from interest rate risk and credit cycle and to provide for an easier diversification of our liquidity sources. Specifically, we intend to:

•	Continue with the expansion into the San Juan Metropolitan Area

•	Diversify our loan portfolio

•	Diversify our liquidity sources

•	Diversify our business mix by improving services and product offerings to the affluent professional, consumer, and corporate segment
     There can be no assurance that the change in business strategy will have the intended result of diversifying our revenue and liquidity sources.
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
     We, as a Puerto Rico-chartered bank holding company, and our subsidiaries, are each subject to extensive federal and local governmental supervision and regulation relating to our banking and insurance businesses. In addition, there are laws and other regulations that restrict transactions between us and our subsidiaries. Any change in such laws or regulations, whether by applicable regulators or as a result of legislation subsequently enacted by the Congress of the United States or the local legislature, could adversely affect our profits and financial condition.
The imposition of additional property tax payments in Puerto Rico may further deteriorate our commercial, consumer and mortgage loan portfolios.
     On March 9, 2009 the Governor of Puerto Rico signed into law the Special Act Declaring a State of Fiscal Emergency and Establishing an Integral Plan of Fiscal Stabilization to Save Puerto Rico’s Credit, Act No. 7 (the “Act No. 7”). Act No. 7, as amended, imposes a series of temporary and permanent measures, including the imposition of a 0.591% special tax applicable to properties used for residential (excluding those exempt as detailed in the Act No. 7) and commercial purposes, and payable to the Puerto Rico Treasury Department. The 0.591% special tax will be computed based on the taxable value of such properties for purposes of the “Centro de Recaudación de Ingresos Municipales.” This temporary measure will be effective for tax years that commenced after June 30, 2009 and before July 1, 2012. The imposition of this special property tax could adversely affect the disposable income of borrowers from the commercial, consumer and mortgage loan portfolios and may cause an increase in our delinquency and foreclosures rates.
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.
     Our financial statements are subject to the application of Generally Accepted Accounting Principles in the United States (“GAAP”), which is periodically revised and/or expanded. Accordingly, from time to time the Company is required to adopt new or revised accounting standards issued by the FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that the Company is required to adopt could change the current accounting treatment that the Company applies to its consolidated financial statements and that such changes could have a material adverse effect on the Company’s financial condition and results of operations.
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
     Our main sources of liquidity are dividends from Westernbank, interest and dividends on portfolio securities we own and net proceeds from capital borrowings and offerings of our capital stock. Westernbank may not pay dividends if upon payment it would become undercapitalized under the regulations enforced by the FDIC. Westernbank also could be subject to these dividend restrictions if the FDIC determines that it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. We are also subject to restrictions on dividends generally imposed on Puerto Rico corporations and may be restricted in our ability to pay dividends by minimum capital requirements imposed by the Federal Reserve Board. The Federal Reserve Board issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, pursuant to the Consent Order and the Written Agreement discussed above in Part I, “Business—Recent Significant Events,” Westernbank and the Company may not pay dividends without the prior written approval of the appropriate regulator.
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
     The Company owns the premises housing its main offices at 19 West McKinley Street, Mayagüez, Puerto Rico. Also, as of December 31, 2008, Westernbank owned approximately 10 branch premises and other facilities, one lot for future development, and one office building, all of them located in Puerto Rico. In addition, as of such date, Westernbank leased properties, mainly for branch operations, in approximately 37 locations in Puerto Rico.
     At December 31, 2008, the Company’s future rental commitments under non-cancelable operating leases aggregated $12.5 million, not considering renewal options.

     The principal property owned by Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, for banking operations and other services is described below:
•	Westernbank World Plaza — a 23-story office building located at Puerto Rico’s main business district and which serves as Westernbank San Juan metropolitan area headquarters, our regional commercial lending office and the headquarters for the Westernbank Business Credit and Expresso of Westernbank divisions. The book value of this property at December 31, 2008, was $59.8 million. This property was encumbered by a mortgage note which was paid in full and canceled on July 13, 2009. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Borrowings”.
     The Company’s investment in premises and equipment, exclusive of leasehold improvements, at December 31, 2008, was $101.5 million. The combined net book value of the Company’s main offices as of December 31, 2008 was $1.7 million.
ITEM 3. LEGAL PROCEEDINGS
     This item describes the material legal proceedings that: (1) were pending as of December 31, 2008; (2) were terminated during the period from January 1, 2008 through the filing of this report; or (3) are pending as of the filing of this report. Thus, the description of a matter may include developments that occurred since December 31, 2008, as well as those that occurred during 2008.
     Shareholder Securities Class Action. In September and October 2007, three separate complaints, entitled Hildenbrand v. W Holding Company, Inc., et al., C.A.No. 07-1886 FAB (D.P.R.), Webb v. W Holding Company, Inc., et al., C.A.No. 07-1915 FAB (D.P.R.), and Saavedra v. W Holding Company, Inc., et al., C.A.No. 07-1931 FAB (D.P.R), were filed in the United States District Court for the District of Puerto Rico as putative class actions against the Company, Westernbank and certain of their current or former officers and directors. Thereafter, all three cases were consolidated into the Hildenbrand action.
     Following the filing of motions mandated by statute, the Court appointed Felix Rivera, Jose A. Nicolao, Fundacion Rios Pasarell, Inc. and Efren E. Moreno as lead plaintiffs in Hildenbrand. Pursuant to an agreed scheduling order, the lead plaintiffs’ Consolidated Amended Complaint was filed April 28, 2008. The complaint names as defendants the Company and Westernbank, as well as current and former officers of the Company and Westernbank. The complaint alleges that the individual defendants engaged the Company and Westernbank in a fraudulent lending scheme and issued misleading information to the market, principally in connection with the timing and reporting of impairments to loans to Inyx that are described below. Plaintiffs allege that these actions artificially inflated the trading prices of the Company’s securities. The plaintiffs brought the action on behalf of all those who purchased the Company’s securities during the period between April 24, 2006 and June 26, 2007, claiming violation of Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) by the Company, Westernbank and the individual defendants, as well as violation of Section 20(a) of the Exchange Act by the individual defendants. Plaintiffs are seeking unspecified damages for the class arising from alleged economic losses from investing in the Company’s securities.
     The Company and individual defendants filed motions to dismiss, arguing that the Consolidated Amended Complaint lacks particularized factual allegations required to state claims for securities fraud under Sections 10(b) and 20(a). Briefing on the motions was completed on September 10, 2008. On March 24, 2009, the Court denied the defendants’ motions to dismiss. On April 7, 2009, the Company and the individual defendants (except for a former officer of the Company and Westernbank) filed a motion for reconsideration or, in the alternative, for certification of an interlocutory appeal, and the former officer of the Company and Westernbank joined in that motion on April 15, 2009. Discovery was stayed while the defendants’ motion was pending. After briefing by the parties, the defendants’ motion for reconsideration and the request for certification of an interlocutory appeal were denied by the Court on July 28, 2009.
     On August 11, 2009, the Company and Westernbank filed their answer to the Consolidated Amended Complaint, denying liability and raising numerous affirmative defenses to the claims asserted against them. On August 25, 2009, all individual defendants, except for a former officer of the Company and Westernbank, filed their answers to the Consolidated Amended Complaint, also denying liability and raising numerous affirmative defenses to the claims asserted against them.
     On October 13, 2009, a former officer of the Company and Westernbank filed his answer to the Consolidated Amended Complaint, denying liability and raising numerous affirmative defenses, and also asserting cross-claims against the other defendants, including the Company and Westernbank, and third-party claims against numerous other current or former officers, directors, or shareholders. In his cross-claims, the former officer of the Company and Westernbank claims a right to indemnification for any judgment entered against him and a right to join the class as a purchaser of Company stock during the alleged class period. According to the Court’s scheduling order, issued on October 16, 2009, the defendants have until October 28, 2009 to respond to the cross-claims asserted by former officer of the Company and Westernbank. The Company and Westernbank plan to file a response by that date.
     Under the Court’s scheduling order, the initial pre-trial conference is set for the week of December 16, 2009, discovery is set to end on May 10, 2010, and trial is set to begin on August 2, 2010. As in any case, this schedule is subject to further modification if the Court later deems it appropriate.
     At this time, discovery has not yet commenced. The Company intends to vigorously defend this action.

     Shareholder Derivative Action. On January 11, 2008, Hunter Wylie, who claims to be a Company shareholder, filed a shareholder derivative complaint (the “Complaint”), entitled Wylie v. Stipes, et al., and W Holding Company, Inc., C.A.No. 08-1036 GAG (D.P.R.), in the United States District Court for the District of Puerto Rico, purportedly on behalf of the Company against certain of the Company’s current and former officers and directors, and named the Company as a nominal defendant. Plaintiff contends that since April 2006 the individual named defendants caused the Company to overstate the value of its loan portfolio, principally in connection with the timing and reporting of impairments to loans to Inyx that are described below, and thereby allegedly caused monetary and reputational losses to the Company. After the Company and individual defendants moved to dismiss on April 7, 2008, the plaintiff filed an Amended Complaint on June 9, 2008, alleging breach of fiduciary duty, waste of corporate assets, unjust enrichment, violation of the Title 14, Section 2727 of the laws of Puerto Rico, and a claim for reimbursement under Section 304 of the U.S. Sarbanes-Oxley Act. The Amended Complaint seeks unspecified monetary damages for the Company’s benefit from the individual defendants and a court order directing the Company to alter its governance policies. The Company and the individual defendants moved to dismiss the Amended Complaint, arguing principally that plaintiff failed to make a pre-suit demand on the Company’s Board of Directors, and thus lacks standing to proceed with this derivative action, that plaintiff otherwise failed to allege facts sufficient to state claims for relief, and that there is no private right of action under Section 304 of the Sarbanes-Oxley Act. Briefing on the motions to dismiss was completed on December 16, 2008. On February 2, 2009, the Court entered an Opinion and Order granting the motions to dismiss in part and denying them in part. The Court dismissed Count I of the Amended Complaint (claiming reimbursement under Section 304 of the Sarbanes-Oxley Act) in its entirety, dismissed Count IV (alleging unjust enrichment) as to certain defendants, and denied the motions to dismiss as to the other counts challenged therein.
     Following the Court’s February 2, 2009 Order on the motion to dismiss, the Company’s board of directors formed a Special Litigation Committee (the “SLC”) and charged it with full and exclusive authority to investigate, review and analyze the facts and circumstances that are the subject of the Wylie lawsuit and to determine what action should be taken on behalf of the Company with respect to plaintiff’s claims. The SLC has engaged the law firm of Conception, Sexton & Martinez of Coral Gables, Florida to assist in carrying out its charge. On April 22, 2009, the SLC moved the Court to stay the case to permit the SLC time to conduct its investigation and, if necessary, take action on the Company’s behalf. On June 5, 2009, the Court granted the SLC’s motion, staying the case until August 24, 2009.
     Subsequent to August 24, 2009, the Company filed an answer to the Amended Complaint as nominal defendant, and the remaining defendants (except for a former officer of the Company and Westernbank) filed answers to the Amended Complaint, denying liability and raising numerous affirmative defenses to the claims asserted against them, but no other litigation activities, including discovery, have commenced.
     We expect the SLC to file a report with the Court regarding the results of its investigation and what actions, if any, it is or will be taking on behalf of the Company. The Company intends to vigorously defend this action.
     SEC Informal Inquiry. The SEC has requested information and documentation relating to Westernbank’s loans to Inyx. The Company has provided that information and the documents to the SEC Staff on a voluntary basis.
Litigation Relating to the Inyx Loan:
     Westernbank Puerto Rico v. Kachkar, et al., 07-civ.-1606 (ADC-BJM) (D.P.R.) and member cases Inyx, Inc., et al. v. W Holding Company, Inc., et al, Civil No. 08-2428 (ADC-BJM) and Kachkar, et al. v. Westernbank Puerto Rico, Civil No. 08-2427 (ADC-BJM): Westernbank filed an initial complaint against Inyx, Inc., Jack Kachkar, Inyx’s Chief Executive Officer, and certain other officers in the United States District Court for the District of Puerto Rico on July 5, 2007, and amended the complaint on August 23, 2007. In its amended filing, Westernbank alleges violations of the U.S. Racketeer Influenced and Corrupt Organizations Act (“RICO”) and other fraud-based claims, as well as claims related to alleged breaches of certain loan agreements and guarantees. Westernbank, among other things: (a) seeks damages of over $142 million against the defendants under, among other causes of action, RICO; (b) requests payment of over $142 million from the defendants on amounts due and payable under certain loan agreements; and (c) requests that the Court order foreclosure on Westernbank’s collateral. On September 20, 2007, Westernbank moved to freeze certain of defendants’ assets. On July 23, 2008, a Report and Recommendation was issued by the Magistrate Judge recommending that Westernbank’s motion to freeze assets be granted (the “Asset Freeze Report and Recommendation”).
     All defendants moved to dismiss and certain defendants moved alternatively to stay or transfer the case to the United States District Court for the Southern District of Florida in which they had, at that time, two other cases pending. The two cases were: (1) Kachkar, et al v. Westernbank Puerto Rico (Florida Circuit Court Case No. 07-22573-CA-40) and (2) Inyx v. Westernbank, et al. (Florida Circuit Court 07-26412-CA-30). The first of these cases was filed on July 23, 2007, when Jack Kachkar and Viktoria Benkovitch filed a complaint against Westernbank in the Circuit Court for the 11th Circuit of Miami-Dade County, Florida. The complaint alleges that Kachkar and Benkovitch should not have to perform their obligations under the guarantees, security agreements, and asset pledges they provided to Westernbank, and asserts causes of action for: (1) fraudulent inducement and damages; (2) rescission of instruments based on fraudulent conduct and/or lack of consideration; (3) slander of title and damages; and (4) violation of Florida’s Deceptive and Unfair Trade Practices Act. This action was subsequently removed to the U.S. District Court for the Southern District of Florida under the caption Kachkar and Benkovitch v. Westernbank Puerto Rico, Civil No. 07-22140-Cooke (the “Kachkar Case”). The second case was filed on August 17, 2007, when Inyx filed a complaint against Westernbank, the Company and certain current and former officers of the Company and Westernbank in the Circuit Court for the 11th Circuit of Miami-Dade County, Florida. Inyx alleged that a promissory note and mortgage that Inyx provided to Westernbank during the course of the business relationship between the parties should be rescinded, and that Inyx should be awarded damages because Westernbank allegedly breached an oral forbearance agreement to refrain from collecting on loans it had made to Inyx and its subsidiaries, and because Westernbank failed to provide additional financing to these companies. This action was subsequently removed to the U.S. District Court for the Southern District of Florida under the caption Inyx, Inc. v. Westernbank Puerto Rico, et. al., Civil No. 07-22409-Cooke (the “Inyx Case”). On September 25, 2008, the Kachkar Case was consolidated into the Inyx Case in the United States District Court for the Southern District of Florida (the “Florida Consolidated Cases”).
     On April 17, 2008, all the transfer motions were denied. On September 5, 2008, the Magistrate Judge issued another Report and Recommendation by which he recommended that all of the defendants’ motions to dismiss be denied. On September 22, 2008, the defendants, except for Inyx, filed their respective objections to the Magistrate Judge’s Report and Recommendation concerning the motions to dismiss. On October 9, 2008, Westernbank filed its response to the defendants’ objections to this Report and Recommendation.
     On September 8, 2008, Westernbank filed a Motion for Partial Summary Judgment on the breach of contract claims. On March 3, 2009, the Magistrate Judge issued a third Report and Recommendation, this time recommending that Westernbank’s Motion for Partial Summary Judgment on the breach of contract claims be granted (the “Summary Judgment Report and Recommendation”). Among other things, the Magistrate Judge recommended that defendants Kachkar and Benkovitch be personally liable under certain personal guarantees for $100.1 million.
     On October 3, 2008, all of the defendants filed their respective answers to Westernbank’s Amended Complaint. Some of the defendants (Kachkar, Benkovitch, Inyx, Inc., and Green) also filed counterclaims. On December 2, 2008, Westernbank filed a motion to dismiss the original counterclaims filed by the defendants Kachkar, Benkovitch, Green and Inyx pursuant to Fed.R.Civ.P. 12(b)(6). On January 14, 2009, defendants Kachkar, Benkovitch, Inyx and Green filed amended answers to Westernbank’s First Amended Complaint and Kachkar, Benkovitch and Inyx filed amended counterclaims. Defendant Green withdrew his counterclaim against Westernbank for alleged defamation. The Amended Counterclaims can be categorized into five distinct groups. The primary set of counterclaims, raised by Inyx, Kachkar, and Benkovitch, seeks enforcement of an alleged “oral forbearance and workout agreement” between Westernbank, Inyx, Kachkar, and Benkovitch related to approximately $142 million in loans that Westernbank had made to Inyx and its subsidiaries under various written loan agreements. The second subject of the counterclaims is the claim brought by Inyx alleging that Westernbank breached the agreements and otherwise breached an implied covenant of good faith and fair dealing by not giving Inyx ten days to pay the amounts then outstanding (close to $140 million), and by abruptly placing Inyx into administration in the United Kingdom. The third set of counterclaims involves allegations that Westernbank either breached a confidentiality agreement relating to Kachkar’s supposed business relationship with Mr. Saadi Gadhafi, or tortiously interfered with that relationship. A fourth set of counterclaims revolves around the allegation that Westernbank breached an unwritten escrow agreement allegedly entered into on or about the 20th of June, 2007. The fifth and final set of counterclaims is composed of Kachkar’s and Benkovitch’s claims relating to their real estate in Florida, with respect to which they raise claims of conversion, rescission of instruments, slander of title, and violations of Florida’s Deceptive and Unfair Trade Practices Act.
     On December 23, 2008, the Florida Consolidated Cases were transferred to the District of Puerto Rico. Subsequently, on June 23, 2009, the Court granted Westernbank’s motion to consolidate Civil Case No. 07-1606 (ADC/BJM) (“Lead Case”) with the two transferred Florida cases under the following captions in the District of Puerto Rico, Civil Case Nos. 08-2427 (JAF) and 08-2428 (ADC/BJM) (“Consolidated Cases”).
     On February 18, 2009, Westernbank filed another motion to dismiss the amended counterclaims pursuant to Fed.R.Civ.P. 12(b)(6). At the request of the Court, and notwithstanding that a motion to dismiss was filed, on June 22, 2009, Westernbank filed its answers to the defendants’ Amended Counterclaims in Civil Case No. 07-1606 (ADC/BJM).
     On June 25, 2009, Westernbank filed an emergency motion to stay discovery in the pending Consolidated Cases before the Court until a ruling on the three Reports and Recommendations and motions to dismiss that were pending consideration in the Lead and Consolidated Cases. Pursuant to an Order dated July 7, 2009, the Court granted Westernbank’s request.
     On July 24, 2009, the Court ordered the Inyx Parties to re-file their objections to the Summary Judgment Report & Recommendation within the applicable 25-page limit. Also on July 24, 2009, the Court granted Westernbank five (5) working days from the filing of the Inyx Parties’ revised objections to the Summary Judgment Report and Recommendation to file its corresponding response to the same. The Inyx Parties filed their Amended Objections on July 29, 2009, to which Westernbank responded on August 5, 2009.
     On August 20, 2009, the Court issued the first opinion and order adopting in full the Report & Recommendation issued by the Magistrate Judge on September 5, 2008, thus denying the Motions to Dismiss filed by the Inyx Parties in Civil Case No. 07-1606. Also on August 20, 2009, the Court ordered the Inyx Parties to file, within 5 days of the issuance of the order, a motion setting forth the amount of the bond, if any, that should be imposed upon Westernbank in the event the Court adopted the Asset Freeze Report and Recommendation (the “August 20th Order”).
     On August 31, 2009, the Inyx Parties filed a “Motion to Set Bond of $150 Million” (“Motion to Set Bond”). On September 1, 2009, Westernbank moved to strike the Motion to Set Bond based on the Inyx Parties’ failure to comply with the time period established by the Court in its August 20th Order. Pursuant to an order issued on that same date, the Inyx Parties’ Motion to Set Bond was stricken from the record (the “Order Striking the Bond Motion”).
     Also on September 1, 2009, the Court issued its second opinion and order, this time adopting in full the Asset Freeze Report and Recommendation and, consequently, granting Westernbank’s Motion to Freeze Assets (the “Asset Freeze Opinion and Order”).

     On September 9, 2009, the Inyx Parties filed a Motion for Reconsideration whereby they request the Court to reconsider its Asset Freeze Opinion and Order (the “First Motion for Reconsideration”). On September 10, 2009, the Inyx Parties filed a motion to stay the Asset Freeze Opinion and Order pending the disposition of the First Motion for Reconsideration. On September 11, 2009, the Inyx Parties filed a motion requesting the Court to reconsider its September 1st Order Striking the Bond Motion (the “Second Motion for Reconsideration”). On September 15, 2009, the Inyx Parties’ filed a motion to stay the Asset Freeze Order pending the disposition of the Second Motion for Reconsideration.
     On September 22, 2009, the Court issued a third opinion and order, this time adopting in full the Summary Judgment Report and Recommendation, thus granting Westernbank’s breach of contract claims.
     On September 23, 2009, Westernbank filed a motion for voluntary dismissal without prejudice against co-defendants Colin Hunter and Steven Handley, as a result of a confidential settlement agreement reached with them. On September 28, 2009, the Court granted this motion and entered Partial Judgment dismissing Westernbank’s claims against co-defendants Colin Hunter and Steven Handley, without prejudice, pursuant to the terms and conditions of the confidential settlement agreement.
     On September 28, 2009, Westernbank also filed its oppositions to the defendants’ First and Second Motions for Reconsideration and the motion to stay the Asset Freeze Opinion and Order.
     On October 1, 2009, defendants Inyx, Inc., Kachkar, Benkovitch and Rima Goldschmidt filed a motion requesting, among other things, that the Court produce to them the confidential settlement agreement entered into by Westernbank and co-defendants Hunter and Handley, which Westernbank had submitted under seal to the Court on September 23, 2009, as part of the filings related to the voluntary dismissal without prejudice of the claims against said co-defendants. On October 2, 2009, Westernbank filed its response to the arguments raised in the motion requesting disclosure of the settlement agreement, and produced said agreement to Inyx, Inc., Kachkar, Benkovitch and Goldschmidt. Thus, on October 14, 2009, the Court issued an order finding as moot the motion for disclosure of the settlement agreement.
     On October 5, 2009, defendants filed a motion to strike from the record Westernbank’s oppositions to the First and Second Motions for Reconsideration, and Westernbank opposed on October 19, 2009. The motion to strike the First and Second Motions for Reconsideration is still pending before the Court’s consideration.
     Finally, on October 12, 2009, Westernbank filed a Motion for Partial Summary Judgment on the Fraud Guarantees executed by defendants. Defendants have until October 29, 2009, to file their response in opposition to this motion for summary judgment.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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
     The following table sets forth the range of high and low sales prices of the Company’s common stock, as quoted in the NYSE system, at the end of the first three quarters of year 2009 and of each quarter for 2008 and 2007. The prices reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions:

Quarter ended	High (1)	Low(1)
September 2009	$14.74	$9.12
June 2009	27.61	8.56
March 2009	16.97	6.24

December 2008	$32.50	$7.29
September 2008 (2)	49.00	23.00
June 2008 (2)	61.00	42.50
March 2008 (2)	79.50	50.50

December 2007 (2)	$118.50	$37.50
September 2007 (2)	149.00	91.50
June 2007 (2)	282.50	125.00
March 2007 (2)	311.00	233.00

(1)	Prices in table are rounded.

(2)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
     As of September 30, 2009, the Company had 696 stockholders of record of its common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees. The last sales price for the Company’s common stock on such date, as quoted on NYSE was $13.40 per share.
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

DIVIDENDS
     The Company’s cash dividends corresponding to 2008 and 2007 were as follows:

Record date	Payable date	Amount per share(1) (2)
Year 2008

January 31, 2008	February 15, 2008	$0.2083
February 28, 2008	March 15, 2008	0.2083
March 30, 2008	April 17, 2008	0.2083
April 30, 2008	May 15, 2008	0.2083
May 31, 2008	June 15, 2008	0.2083
June 29, 2008	July 17, 2008	0.2083
July 31, 2008	August 15, 2008	0.2083
August 31, 2008	September 17, 2008	0.2083
September 28, 2008	October 15, 2008	0.2083
October 31, 2008	November 15, 2008	0.2083
November 30, 2008	December 17, 2008	0.2083
December 31, 2008	January 15, 2008	0.2083

Total		$2.5000

Year 2007

January 31, 2007	February 15, 2007	$0.7915
February 28, 2007	March 15, 2007	0.7915
March 30, 2007	April 17, 2007	0.7915
April 30, 2007	May 15, 2007	0.7915
May 31, 2007	June 15, 2007	0.7915
June 29, 2007	July 17, 2007	0.7915
July 31, 2007	August 15, 2007	0.7915
August 31, 2007	September 17, 2007	0.7915
September 28, 2007	October 15, 2007	0.7915
October 31, 2007	November 15, 2007	0.7915
November 30, 2007	December 17, 2007	0.7915
December 31, 2007	January 15, 2008	0.7915

Total		$9.5000

(1)	Dividends amounts in the table are rounded.

(2)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
     On February 17, 2009, the Company’s Board of Directors announced that the Board voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, so as to maintain the Company’s capital position.
     In addition, pursuant to the Consent Order entered into in May, 2009, the Bank may not declare or pay any dividends without the prior written approval of the Regional Director of the FDIC’s New York Regional Office. Requests for approval are required to be received at least 30 days prior to the proposed date for the declaration of dividends and are required to contain, but not be limited to, information on consolidated earnings for the most recent annual period and the last quarter.

     Additional information concerning legal or regulatory restrictions on the payment of dividends by the Company and Westernbank is contained under Item 1, “Business — Supervision and Regulation - Dividend Restrictions” and Notes 15 and 16 to the Consolidated Financial Statements included herein in Part II, Item 8.
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

PERFORMANCE OF W HOLDING COMPANY, INC. COMMON STOCK
     The following graph compares the cumulative 5-year total return to shareholders on W Holding Company, Inc.’s common stock relative to the cumulative total returns of the Dow Jones US index and the Dow Jones US Banks index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on 12/31/2003 and tracks it through 12/31/2008.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among W Holding Company, Inc., The Dow Jones US Index
And The Dow Jones US Banks Index

	12/03	12/04	12/05	12/06	12/07	12/08
W Holding Company, Inc.	100.00	175.95	223.85	122.85	91.57	19.99
Dow Jones US index	100.00	130.75	146.45	155.72	179.96	190.77
Dow Jones US Banks index	100.00	132.94	152.03	155.32	182.84	136.79

(A)	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

(B)	The indexes are reweighted daily, using the market capitalization on the previous trading day.

(C)	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

(D)	The index level for all series was set to $100.00 on December 31, 2003.

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
RECENT SALES OF UNREGISTERED SECURITIES
     No sales of unregistered securities were made by the Company in 2008.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASES
     No purchases of the Company’s common stock were made by or on behalf of the Company in 2008.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Form 10-K, and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of the end of and for each of the five years in the period ended December 31, 2008, are derived from the Company’s Consolidated Financial Statements.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
Income Statement Data:

Interest income	$806,293	$1,070,189	$989,790	$793,205	$591,376
Interest expense	663,369	785,126	681,419	483,747	314,219

Net interest income	142,924	285,063	308,371	309,458	277,157
Provision for loan losses	(67,506)	(277,562)	(90,880)	(80,006)	(36,691)

Net interest income after provision for loan losses	75,418	7,501	217,491	229,452	240,466
Noninterest income	60,655	47,798	37,098	35,820	53,628
Noninterest expenses	(195,809)	(163,409)	(124,518)	(108,230)	(100,125)

Income (loss) before income taxes	(59,736)	(108,110)	130,071	157,042	193,969
Income taxes	54,286	39,772	(70,492)	(33,547)	(22,093)

Net income (loss)	(5,450)	(68,338)	59,579	123,495	171,876
Preferred stock dividends	36,910	36,910	36,911	36,985	27,158

Income (loss) attributable to common stockholders	$(42,360)	$(105,248)	$22,668	$86,510	$144,718

Share Data:
Basic earnings (loss) per common share (1)	$(12.84)	$(31.92)	$6.89	$26.37	$44.30
Diluted earnings (loss) per common share (1)	$(12.84)	$(31.92)	$6.74	$25.61	$42.80
Cash dividends declared per common share (1)(2)	$2.50	$9.50	$9.50	$9.30	$7.19
Cash dividends declared on common shares	$8,245	$31,327	$31,236	$30,575	$23,502
Period end number of common shares outstanding (1)	3,298	3,298	3,290	3,282	3,278
Weighted average number of common shares outstanding (1)	3,298	3,297	3,288	3,280	3,267
Weighted average number of common shares outstanding on a fully diluted basis (1)	3,298	3,297	3,361	3,412	3,409
Dividend payout ratio (3)	(19.46)%	(29.76)%	137.80%	35.34%	16.24%
Book value per share data (1)	$116.59	$141.12	$187.40	$189.81	$172.59

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
Performance ratios:
Return on assets (4)	(0.03)%	(0.39)%	0.36%	0.81%	1.33%
Return on common stockholders’ equity (4)	(9.97)	(19.46)	3.66	14.55	28.79
Operating expenses to total end-of-period assets	1.28	0.91	0.73	0.67	0.70
Net yield on interest-earning assets	0.88	1.63	1.88	2.08	2.22

Balance Sheet Data:
Total assets	$15,282,897	$17,926,711	$17,074,144	$16,112,273	$14,321,620
Money market instruments	1,096,465	942,987	971,633	803,655	1,066,779
Investments securities held to maturity, securities available for sale and trading securities	4,708,211	7,077,198	7,028,120	7,079,191	6,929,260
Loans-net	8,667,717	9,209,911	8,554,177	7,765,191	5,917,352
Total liabilities	14,367,530	16,930,475	15,926,801	14,958,386	13,244,061
Total deposits	11,002,173	10,496,501	9,337,063	8,375,609	6,244,170
Borrowings	3,281,074	6,284,158	6,483,449	6,468,461	6,931,385
Total preferred equity	530,838	530,838	530,838	530,926	511,744
Total common equity	361,067	360,745	359,289	357,454	356,462
Stockholders’ equity	915,367	996,236	1,147,343	1,153,887	1,077,559

Capital Ratios:
Total capital to risk-weighted assets	10.24%	9.06%	11.92%	12.75%	14.90%
Tier I capital to risk-weighted assets	8.96	7.79	10.66	11.95	14.01
Tier I capital to average assets	5.26	4.90	6.76	7.26	7.69
Equity-to-asset ratio (4)	5.76	6.12	6.93	7.33	7.36

Asset Quality Ratios:
Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	10.85%	9.97%	1.68%	0.94%	0.27%
Total non-performing loans as a percentage of loans at end of period	17.43	18.60	3.21	1.87	0.58
Net loans charged-off to average total loans (5)	1.34	1.54	0.74	0.27	0.34
Allowance for loan losses to total loans at end of period	3.15	3.55	2.31	1.79	1.34
Allowance for loan losses to non-performing loans	18.08	19.07	71.87	95.55	233.64
Allowance for loan losses to non-performing loans, excluding loans collateralized by real estate	183.85	121.52	131.08	164.69	3,182.27

Other Information:
Common Stock Price: End of Period (1)	$10.30	$60.50	$298.00	$411.50	$764.67

(1)	Adjusted to reflect all Company stock splits and stock dividends, including, most recently, the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

(2)	Cash dividends amounts are rounded.

(3)	Common stockholders’ dividend declared divided by income (loss) attributable to common stockholders.

(4)	The return on assets is computed by dividing net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

(5)	Average balances were computed using beginning and period-end balances.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section analyzes the major elements of the Company’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing elsewhere in this Annual Report on Form 10-K. Readers should also review carefully Item 1, “Business—Forward-Looking Statements” and Item 1A, “Risk Factors” for a description of the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from those forward-looking statements.
     The MD&A includes the following sections:
•	DEFINITIONS: Provides a brief definition of key terms used through the MD&A.

•	OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Provides a brief summary of the most significant events and drivers affecting the Company’s financial condition and results of operations.

•	CRITICAL ACCOUNTING POLICIES: Provides a discussion of the Company’s accounting policies that require critical judgment, assumptions and estimates.

•	RESULTS OF OPERATIONS: Provides an analysis of the consolidated results of operations for 2008 compared to 2007, and 2007 compared to 2006.

•	FINANCIAL CONDITION: Provides an analysis of the most significant balance sheet items that impact the Company’s financial statements and business.

•	BUSINESS SEGMENTS REVIEW: Provides a description of the Company’s operating business segments and an analysis of the results of operations for each segment.

•	QUARTERLY FINANCIAL INFORMATION: Provides an analysis of the consolidated results of operations and financial conditions for each of the quarters in 2008 compared to 2007, and 2007 compared to 2006.

•	RISK MANAGEMENT: Provides disclosure and analysis about the Company’s main risks, specifically credit risk, market risk and interest rate risk, liquidity risk, operation risk, legal risk, reputational risk, and concentration risk. This section also includes a discussion of the Company’s off-balance sheet activities and contractual obligations.

•	OFF-BALANCE SHEET ARRANGEMENTS — Provides disclosure of off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

•	MANAGEMENT CERTIFICATIONS — Provides disclosure of certifications provided by management during the most recent fiscal year.
DEFINITIONS
•	Loans receivable — net — represents extensions of credit (commercial or personal) resulting from direct negotiations between Westernbank and a borrower, and which management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, net of any deferred fees or costs the allowance for loan losses.

•	Commercial real estate loans — extensions of credit secured by commercial real estate properties (excludes construction loans).

•	Residential real estate loans — extensions of credit secured by 1 to 4 family residential properties.

•	Construction loans — extensions of credit secured by real estate made to finance (a) land development (i.e., the process of improving land) preparatory to erecting new structures or (b) the on-site construction of industrial, commercial, residential, or farm buildings.

•	Total commercial real estate loans — includes commercial real estate and construction loans.

•	Commercial, industrial & agricultural (“C&I”) — extensions of credit to sole proprietorships, partnerships, corporations, and other business enterprises, whether secured (other than those that meet the definition of a “loan secured by real estate”) or unsecured, single-payment or installment.

•	Total commercial loans — includes commercial real estate, construction and C&I loans.

•	Consumer loans secured by real estate — extensions of credit secured by commercial real estate properties or residential real estate properties.

•	Consumer other — unsecured extensions of credit, includes installment loans, lines of credit, overdraft, and credit cards.

•	Total consumer loans — includes consumer loans secured by real estate and consumer other.

•	Retail deposits — includes non-interest bearing accounts, passbook accounts, NOW accounts, money market accounts and individual certificate of deposits.

•	Brokered Deposits — represents funds which Westernbank obtains, directly or indirectly, by or through any deposit broker for deposit into one or more deposit accounts.
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Total assets at December 31, 2008, 2007 and 2006 were $15.3 billion, $17.9 billion, and $17.1 billion, respectively. The decrease in total assets was mainly driven by decreases in the Company’s investment portfolio, excluding short-term money market instruments, and in the Company’s loans portfolio. The investment portfolio, excluding short-term money market instruments, decreased $2.4 billion, from $7.1 billion at December 31, 2007, to $4.7 billion at December 31, 2008, due to the Company’s decision to deleverage its balance sheet to strengthen the Company’s regulatory capital ratios. During 2008, the Company changed and repositioned its balance sheet by shifting the composition of its investment portfolio from callable agency securities with a risk-weight of 20% to GNMA mortgage-backed securities and collateralized mortgage obligations with a risk-weight of 0% and deleveraging the Company’s balance sheet. In particular, the Company made used of short-term money market instruments and proceeds from called investment securities to pay down repurchase agreements as they matured. The investment portfolio, excluding short-term money market instruments, was $7.0 billion at December 31, 2006. Loans receivable-net decreased by $542.2 million, from $9.2 billion at December 31, 2007 to $8.7 billion at December 31, 2008, due primarily to the Company’ decision to curtail major commercial lending since the summer of 2007 in light of worsening economic conditions in Puerto Rico and the application of stricter underwriting guidelines. Loans receivable — net was $8.6 billion at December 31, 2006. As part of the Company’s strategy to strengthen its capital ratios, during 2008 the Company emphasized its loan production toward the small business and residential mortgage loan sectors while deemphasizing the large corporate and construction loan portfolios.
     Total deposits reached $11.0 billion at December 31, 2008, from $10.5 billion at December 31, 2007, and $9.3 billion at December 31, 2006. The increase is mainly attributable to increases in brokered deposits. Brokered deposits at December 31, 2008, 2007 and 2006 were $8.6 billion (78% of total deposits), $7.9 billion (75% of total deposits), and $6.8 billion (73% of total deposits), respectively. Retail deposits at December 31, 2008, 2007 and 2006 were $2.4 billion, $2.6 billion, and $2.5 billion, respectively.
     Net loss for the year ended December 31, 2008 was $5.5 million, compared to a net loss of $68.3 million and a net income of $59.6 million for the years ended December 31, 2007 and 2006, respectively. Basic and diluted earnings (loss) per common share for the year ended December 31, 2008 amounted to $(12.84), compared to basic and diluted earnings (loss) per common share of $(31.92) and to basic and diluted earnings (loss) per common share of $6.89 ($6.74 on a diluted basis), adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008, for the comparable periods in 2007 and 2006, respectively. As more fully discussed in this Item 7, the Company’s financial performance for 2008, as compared to 2007, was principally impacted by the following:
•	A decrease of $210.1 million in the provision for loan losses, as a result of steps taken by the Company since the middle of 2007 to mitigate the credit risk underlying its total commercial loan portfolios under the current economic environment, which included segregating origination, underwriting and credit administration functions, setting portfolio limits and applying stricter underwriting guidelines, among others. In addition, in connection with the 2007 and 2008 consolidated financial statements, the Company’s internal loan review department examined the entire construction and asset-based loan portfolios, and commercial loan relationships in excess of $3.0 million using current appraisals, the majority of which were done in 2007 or more recently, for substantially all of the underlying collateral. The Company’s determination of valuation allowances was mainly based on a collateral dependent analysis, which reflects the value of the property in its present condition after appropriate deductions for selling costs. The loan loss provision for 2007 included the incorporation of such appraisals in the calculation of the specific allowances.

•	A decrease of $142.1 million in net interest income, mainly due to a decrease in net yield on interest-earning assets coupled with a decrease in the Company’s average earning assets.

•	An increase of $32.4 million in noninterest expenses, for the most part due to increases in deposit insurance premiums and supervisory examination, salaries and employees’ benefits, municipal tax expenses and in the provision for claim receivable.

•	An increase in the income tax benefit of $14.5 million mainly due to a positive variance in the current provision for income taxes, offset in part by a significant decrease in deferred tax benefits. For 2008, the Company’s current provision for income taxes amounted to a benefit of $31.9 million, compared to an expense of $33.8 million in 2007. The positive variance in 2008, when compared to 2007, was mainly attributed to agreements reached with local and federal authorities that yielded a benefit of $33.3 million for 2008, coupled with a negative variance in taxable income.

•	An increase of $12.9 million in noninterest income, principally as a result of an increase of $12.5 million in net gain (loss) on sales of loans, securities and other assets coupled with an increase of $1.5 million in other fees and commissions, offset in part by decreases in service and other charges on loans. During 2008, the Company sold certain land lots originally held for future branch development and recognized a gain on sale of $14.7 million. The increase in other fees and commissions was mainly driven by higher credit card fees as a result of higher merchant fees due to an increase in assessment rates and higher automatic teller machine fees as a result of the imposition of a usage fee to non-bank customers. The decrease in service and other charges on loans was mainly due to lower volume of business in commercial loans due to the Company’s decision to curtail major commercial lending in light of worsening economic conditions in Puerto Rico.
     Net loss for the year ended December 31, 2007, when compared to a net income in 2006, was mainly attributed to an increase of $186.7 million in the provision for loan losses (principally attributed to increased provisions in the Company’s total commercial loan portfolios), an increase of $38.9 million in noninterest expenses (mainly attributed to additional professional fees, salaries and employees’ benefits, deposit insurance premium and other expenses incurred during 2007) and a decrease of $23.3 million in net interest income (mainly as a result of the effects of the flattening of the yield curve), partially offset by an increase of $10.7 million in noninterest income and a decrease of $110.3 million in the provision for income taxes.
     The Company’s returns on average assets for the years ended December 31, 2008, 2007, and 2006 were (0.03)%, (0.39)% and 0.36%, respectively, while the Company’s returns on average common stockholders’ equity for the years ended December 31, 2008, 2007, and 2006 were (9.97)%, (19.46)%, and 3.66%, respectively.
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

General allowances based on loss rates are applied to commercial and construction loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are generally derived from two or three year historical net charge-offs by loan category adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in loans growth; trends in the impaired and delinquent loans; risk management and loan administration; changes in concentration of loans to one obligor; changes in the internal lending policies and credit standards; and examination results from bank examiners and the Company’s internal credit examiners. During 2007, the Company segregated the commercial and construction loan portfolios for purposes of determining loss rates into additional loan categories based on collateral type.

Homogeneous loans, such as consumer installments, residential mortgage loans, and credit cards are not individually risk graded. General allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are generally based on the higher of current year or the average of the last two to three year historical net charge-offs by loan category, adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in the delinquent loans; risk management; collection practices; and changes in the internal lending policies and credit standards.

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

•	Securities classification and related values — Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income (loss) and noninterest income, respectively. The fair value of a security is determined based on quotations received from pricing service firms and/or securities dealers. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. The assessment of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, prepayment speeds and discount rates.

•	Valuation of financial instruments — The measurement of fair value is fundamental to the Company’s presentation of financial condition and results of operations. The Company holds derivatives, investments and other financial instruments at fair value. The Company holds its investments and liabilities on the statement of financial condition mainly to manage liquidity needs and interest rate risks. A substantial part of these assets and liabilities is reflected at fair value on the Company’s financial statement of condition.
     Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:
Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities and corporate debt securities that are traded by dealers or brokers in active markets.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., brokered deposits elected for fair value option under SFAS 159) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Level 3 — Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Company’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Company’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.
     For a detail of fair value of financial instruments please refer to Note 20 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K under Part II, Item 8.
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

     The Company’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Company’s assets and liabilities. The Company manages its exposure to interest rate risk through the Company’s Assets and Liabilities Management Committee (“ALCO”). The main objective of the Company’s Assets and Liabilities Management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. As further discussed under the header “- Market Risk and Interest Rate Risk”, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities. Therefore, management has followed a conservative practice inclined towards the preservation of capital with adequate returns. The ALCO, which includes the entire Board of Directors and senior management, is responsible for the asset-liability management oversight. The Investment Department is responsible for implementing the policies established by the ALCO.
     2008 VERSUS 2007. Net interest income for the year ended December 31, 2008 was $142.9 million, a decrease of $142.1 million or 50%, from $285.1 million for the prior year. The decrease in net interest income was mainly due to a decrease in net yield on interest-earning assets coupled with a decrease in the Company’s average earning assets. For 2008, the net yield on interest-earning assets decreased by 75 basis points, from 1.63% in 2007 to 0.88% in 2008. The decrease in net yield on interest-earning assets during 2008 was driven by the following factors: a higher volume in non-performing loans, primarily due to the slowdown in the Puerto Rico economy; lower loan yields resulting from the repricing of variable-rate construction and commercial loans tied to short-term indexes; and lower yields in the overall investment portfolio, primarily due to lower reinvestment rates on investment securities redeemed through prepayments or maturities during 2008. The Company’s repricing mismatch of its assets and liabilities also contributed to the decrease in net interest income. For further details on the Company’s interest rate risk profile, refer to “Risk Management — Market Risk & Interest Rate Risk” section of this discussion. For 2008, when compared to 2007, the overall cost of funds decreased by 53 basis points, from 4.80% for year 2007, to 4.27% for year 2008, principally due to lower short term rates in 2008. The average interest rates paid on total deposits decreased 38 basis points, from 4.66% in 2007, to 4.28% for 2008. The decrease was mainly driven by lower interest rates on brokered deposits, the Company’s primary source of funding. Average interest rates paid on retail deposits decreased by 49 basis points, from 3.16% in 2007 to 2.67% in 2008. Average interest rates paid on brokerage deposits decreased from 5.18% in 2007 to 4.78% in 2008. The average interest rates paid on federal funds purchased and repurchase agreements decreased 78 basis points, from 5.01% in 2007, to 4.23% in 2008. The average interest rate paid on advances from the Federal Home Loan Bank also decreased by 16 basis points, from 5.54% in 2007, to 5.38% in 2008.
     Average interest-earning assets for the year ended December 31, 2008 decreased by $1.3 billion, or 7%, compared to the year ended December 31, 2007, driven by an overall decrease in the average investment securities portfolio of $1.3 billion, or 15%, particularly due to investments securities called during the first half of 2008. Average investments securities and average money market instruments decreased by $2.9 billion, or 46% and $146.5 million, or 17%, respectively, in 2008, when compared to 2007. Average mortgage backed securities increased by $1.8 billion, to $2.8 billion in 2008 from $935.3 million in 2008. During the first half of 2008, approximately $5.5 billion of callable agency securities were early redeemed through call exercises due to the drop in rate in the long end of the yield curve. As a result, the Company repositioned its investment portfolio by reinvesting the proceeds on mortgage-backed securities at lower rates.
     2007 VERSUS 2006. Net interest income for the year ended December 31, 2007 was $285.1 million, a decrease of $23.3 million, or 8%, from $308.4 million for the prior year. The decrease in net interest income was mainly due to a reduction in the net yield earned on the net interest-earning assets, offset in part by an increase in average balance on interest-earning assets. For the year ended December 31, 2007, the net yield on interest-earning assets decreased by 26 basis points when compared to the same period in 2006. The decrease in net yield on interest-earning assets during 2007 was mainly driven by the effects of the flattening of the yield curve experienced during most of 2007, coupled with the mismatch between the re-pricing profile of the Company’s assets and liabilities. At December 31, 2006 and for most of 2007, the Company was liability sensitive since the Company’s liabilities re-price earlier than its assets. As a consequence, in periods of rising short-term rates or flattening of the yield curve, the Company’s average rate paid on its interest-bearing liabilities increases in higher proportion than the increase in the average yield earned on its interest-earning assets. For further details on the Company’s interest rate risk profile, refer to “Risk Management — Market Risk & Interest Rate Risk” section of this discussion. For the year 2007, when compared to 2006, the overall cost of funds increased by 32 basis points, from 4.48% for year 2006, to 4.80% for year 2007. The average interest rate paid on deposits increased 49 basis points, from 4.17% in 2006, to 4.66% for 2007 and the average interest rates paid on federal funds purchased and repurchase agreements increased 12 basis points, from 4.89% in 2006, to 5.01% in 2007. The average interest rate paid on advances from the Federal Home Loan Bank also increased by 20 basis points, from 5.34% in 2006, to 5.54% in 2007. The average yield earned on interest-earning assets increased 10 basis points from 6.14% to 6.24%, for the year ended December 31, 2007, when compared to year 2006. The increase in the average yield for the year ended December 31, 2007, was mainly due to higher average yields earned in almost all the categories of interest-earning assets, and most significant in the Company’s mortgage backed securities portfolio.

     Average interest-earning assets for the year ended December 31, 2007 increased by $1.2 billion, or 7%, compared to year 2006, primarily driven by an increase in the average loan portfolio of $904.5 million, or 11%, particularly in the total commercial real estate loan portfolios coupled with an increase in the Company’s mortgage-backed securities portfolio. The average investment portfolio, excluding mortgage-backed securities and money market instruments, decreased by $60.4 million, and the average mortgage-backed securities increased by $302.5 million, or 48%. The decrease in the average investment portfolio, excluding mortgage-backed securities and money market instruments, was primarily in short-term tax exempt securities, such as U.S. Government Agencies discount notes, while the increase on the average mortgage-backed securities was specifically due to CMO’s issued or guaranteed by FNMA and FHLMC available for sale bought during the quarter ended June 30, 2007. The average money market instruments increased by $14.7 million. The impact of the growth in average interest-earning assets was offset by an increase in the average interest-bearing liabilities of $1.1 billion, or 7% for the year 2007, principally by brokered deposits, when compared to year 2006.

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Average balances are daily monthly average balances. The yield on the securities portfolio is based on average amortized cost balances and does not give effect to changes in fair value that are reflected as a component of consolidated stockholders’ equity for investment securities available for sale.

	Year ended December 31,
	2008			2007			2006
		Average	Average		Average	Average		Average	Average
	Interest	balance (1)	yield / rate	Interest	balance (1)	yield / rate	Interest	balance (1)	yield / rate
	(Dollars in thousands)
Interest-earning assets:
Loans, including loan fees (2)	$569,533	$9,265,967	6.15%	$723,765	$9,266,562	7.81%	$661,095	$8,362,032	7.91%
Investment securities (3)	102,017	3,514,058	2.90	260,300	6,458,955	4.03	261,971	6,519,398	4.02
Mortgage-backed securities (4)	115,420	2,766,619	4.17	45,291	935,269	4.84	28,489	632,792	4.50
Money market instruments	19,323	713,585	2.71	40,833	860,093	4.75	38,235	845,375	4.52

Total	806,293	16,260,229	4.96	1,070,189	17,520,879	6.11	989,790	16,359,597	6.05

Interest-bearing liabilities:
Deposits:
Retail	66,770	2,503,541	2.67	80,225	2,540,079	3.16	65,500	2,390,868	2.74
Brokered	388,543	8,132,803	4.78	383,073	7,398,889	5.18	300,563	6,380,663	4.71

Total Deposits	455,313	10,636,344	4.28	463,298	9,938,968	4.66	366,063	8,771,531	4.17

Federal funds purchased and repurchase agreements	205,076	4,851,329	4.23	315,030	6,289,605	5.01	307,463	6,290,818	4.89
Advances from FHLB	2,980	55,409	5.38	5,691	102,684	5.54	7,893	147,780	5.34
Borrowings under line of credit	—	—	—	1,107	18,220	6.08	—	—	—

Total	663,369	15,543,082	4.27	785,126	16,349,477	4.80	681,419	15,210,129	4.48

Net interest income	$142,924			$285,063			$308,371

Interest rate spread			0.69%			1.31%			1.57%

Net interest-earning assets		$717,147			$1,171,402			$1,149,468

Net yield on interest-earning assets (5)			0.88%			1.63%			1.88%

Ratio of interest-earning assets to interest-bearing liabilities		104.61%			107.16%			107.56%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Loans fees, net amounted to $8.5 million, $17.1 million and $15.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Net interest income divided by average interest-earning assets.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and the changes in interest rates. The changes are segregated for each major category of interest-earning asset and interest-bearing liability into amounts attributable to (a) changes in volume (change in volume times old rate), (b) changes in rates (change in rate times old volume), and (c) changes in rate/volume (change in rate times the change in volume). The rate/volume variances are allocated to changes in volume and changes in rate on a proportional basis.

	Year ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$(46)	$(154,186)	$(154,232)	$70,540	$(7,870)	$62,670
Investment securities (1)	(98,110)	(60,173)	(158,283)	(2,439)	768	(1,671)
Mortgage-backed securities (2)	75,467	(5,338)	70,129	14,507	2,295	16,802
Money market instruments	(6,107)	(15,403)	(21,510)	648	1,950	2,598

Total increase (decrease) in interest income	(28,796)	(235,100)	(263,896)	83,256	(2,857)	80,399

Interest expense:
Deposits:
Retail	(1,139)	(12,316)	(13,455)	4,269	10,456	14,725
Brokered	24,728	(19,258)	5,470	50,896	31,614	82,510

Total	23,589	(31,574)	(7,985)	55,165	42,070	97,235
Federal funds purchased and repurchase agreements	(65,322)	(44,632)	(109,954)	(59)	7,626	7,567
Advances from FHLB	(2,549)	(162)	(2,711)	(2,512)	310	(2,202)
Borrowings under line of credit	(1,107)	—	(1,107)	1,107	—	1,107

Total increase (decrease) in interest expense	(45,389)	(76,368)	(121,757)	53,701	50,006	103,707

Increase (decrease) in net interest income	$16,593	$(158,732)	$(142,139)	$29,555	$(52,863)	$(23,308)

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
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
     During 2008, the Company provided $67.5 million for loan losses, as compared to $277.6 million in 2007 and $90.9 million in 2006.
     2008 VERSUS 2007. The Company’s provision for loan losses decreased by $210.1 million or 76% during 2008, when compared to 2007.
     The decrease in the provision for loan losses is the result of certain factors, including, steps taken by the Company since the middle of 2007 to mitigate the overall credit risks underlying the Company’s total commercial loan portfolio and the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006. These steps included segregating origination, underwriting and credit administration functions, setting portfolio limits and applying stricter underwriting guidelines, among others. In addition, in connection with the 2007 consolidated financial statements, the Company reviewed and obtained recent appraisals for substantially all properties underlying construction and asset-based lending loans and other impaired commercial loans. The loan loss provision for 2007 included the incorporation of such appraisals in the calculation of the specific allowances. Additional reasons for the decrease in the provision for loan losses in 2008 included the following: a reduction of the outstanding principal balance of the Company’s loan portfolio by $598.8 million, from $9.5 billion at December 31, 2007, to $8.9 billion at December 31, 2008; a reduction of $216.0 million or 12% in non-performing and impaired loans, mainly due to the Company’s decision to curtail major commercial lending since the summer of 2007; and pay downs received on loans accounted for under the cost-recovery method.
     The provision for loan losses for commercial real estate loans, excluding construction and asset-based loan portfolios, amounted to $23.5 million for the year ended December 31, 2008, a decrease of $88.0 million when compared to 2007. The decrease in the provision for loan losses for these commercial real estate loans, excluding construction and asset-based loans portfolios, was mainly attributable to a slight decrease of $10.4 million in non-performing loans from $717.7 million at December 31, 2007, to $707.3 million at December 31, 2008.
     The provision for loan losses for the Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division, loan portfolio amounted to $27.9 million for the year ended December 31, 2008, an increase of $2.0 million, when compared to 2007. The increase was mainly due to slight increases in the specific allowance of certain loans classified as impaired during 2007. The loan portfolio of the Asset-Based Lending Unit decreased from $998.0 million at December 31, 2007 to $782.6 million at December 31, 2008, a decrease of $215.4 million or 22%. Non-performing loans of the Asset-Based Lending Unit also decreased from $606.5 million at December 31, 2007 to $259.4 million at December 31, 2008, a decrease of $347.1 million or 57%.
     The provision for commercial, industrial and agricultural loans resulted in a credit to the provision of $3.0 million for the year ended December 31, 2008, compared to a provision of $11.3 million in 2007. The decrease is mainly attributable to a decrease in the outstanding principal balance of the loan portfolio mainly due to the Company’s decision to curtail major commercial lending, and a decrease in non-performing loans of the loan portfolio, mainly as a result of the foreclosure of a troubled relationship coupled with pay downs received on loans accounted for under the cost-recovery method. The outstanding principal balance of the commercial, industrial and agricultural loan portfolio decreased from $851.4 million at December 31, 2007 to $716.5 million at December 31, 2008. Non-performing commercial, industrial and agricultural loans decreased from $274.8 million at December 31, 2007 to $148.4 million at December 31, 2008.
     The provision for loan losses for construction loans for the year 2008 amounted to $6.2 million compared to a provision for loan losses of $113.7 million for the year ended December 31, 2007. After steps taken during 2008 (as explained below), the Company determined that a lower provision for loan losses for the Company’s construction loan portfolio was needed to maintain the allowance for loan losses at a level that the Company considers adequate to absorb probable losses inherent in the construction loan portfolio. The following factors contributed to the aforementioned decrease: since the summer of 2007, the Company decided to stop new construction lending activity in light of worsening economic conditions in Puerto Rico; as part of the preparation of the Company’s 2007 and 2008 consolidated financial statements, during the second half of 2008 and continuing in 2009, the Company’s internal loan review department examined the entire construction loan portfolio using appraisals, the majority of which were done in 2007 or more recently, for each impaired loan, and incorporated such appraisals in the loan loss provision for 2007; as a result of the loan review conducted during the fourth quarter of 2008, the Company decided to account for most of its impaired construction portfolio under the cost-recovery method, resulting in the application of $30.7 million in payment received directly against principal; and a reduction in non-performing loans, partly as a result of the aforementioned payments for loans under cost-recovery accounting.
     The provision for loan losses for the total consumer loan portfolio amounted to $12.9 million of the total provision for loan losses for the year ended December 31, 2008, while for 2007, it accounted for $16.8 million of the total provision for loan losses. The decrease is mainly attributable to the overall decrease of $35.1 million in the consumer — other loan portfolio and a higher volume of consumer loans secured by real estate. Consumer loans collateralized by real estate amounted to $494.6 million at December 31, 2008.
     For discussion regarding Loans Charged-Off, Non-Performing and Impaired Loans, Allowance for Loan Losses, and related ratios refer to “Non-performing loans, Troubled Debt Restructurings and Foreclosed Real Estate Held For Sale” under “Financial Condition.”
     2007 VERSUS 2006. The Company’s provision for loan losses increased by $186.7 million or 205% during 2007, compared to 2006. Net charge-offs during 2007 amounted to $141.0 million, which when subtracted from the provision for loan losses of $277.6 million resulted in a net increase in the allowance for loan losses of $136.5 million or 68%.

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
     The provision for loan losses for Commercial and C&I loans, excluding construction and asset-based loan portfolios, accounted for $122.9 million or 44% of the total provision for loan losses for the year ended December 31, 2007. The increase in the provision for loan losses when compared to 2006 is mainly attributable to higher non-performing and impaired loans in the Company’s total commercial loan portfolio due to worsening economic conditions in Puerto Rico. Total non-performing and impaired loans in this portfolio amounted to $726.5 million at December 31, 2007. As of December 31, 2007, the Company classified as non-performing and impaired loans twelve loan relationships with outstanding principal balances of $104.2 million, $88.1 million, $64.2 million, $47.0 million, $44.2 million, $38.7 million, $35.8 million, $34.0 million, $28.9 million, $25.7 million, $24.2 million and $21.7 million at December 31, 2007. These loans relationships required valuation allowances of $6.0 million for the $104.2 million loan, $7.7 million for the $64.2 million loan, $9.8 million for the $47.0 million loan, $19.1 million for the $44.2 million loan, $18.0 million for the $35.8 million loan and $2.9 million for the $28.9 million loan. Loan relationships with outstanding principal balances of $88.1 million, $38.7 million, $34.0 million, $25.7 million, $24.2 million and $21.7 million did not require valuation allowances as of December 31, 2007.
     The provision for loan losses for construction loans accounted for $113.7 million or 41% of the total provision for loan losses for the year ended December 31, 2007. The increase in the provision for loan losses for construction loans, when compared to 2006, is mainly attributable to a significant increase in impaired construction loans principally due to the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006. The slowdown in activity has impacted the commercial real estate loan portfolio, including the construction loan portfolio, of the Company. Total non-performing and impaired loans in the construction portfolio were $429.4 million at December 31, 2007. There were no such loans at December 31, 2006. The increase in total non-performing loans is a direct result of the aforementioned economic slowdown in Puerto Rico, as demand for new housing has decreased due to affordability concerns. Total non-performing and impaired loans in the construction — mortgage loan portfolio was principally attributed to four loan relationships with outstanding principal balances of $73.6 million, $70.3 million, $48.6 million and $30.4 million, and five other construction-mortgage loans with outstanding principal balances of $38.5 million, $36.6 million, $34.4 million, $26.0 million and $22.7 million at December 31, 2007. The following loans or loan relationships required valuation allowances at December 31, 2007: $6.3 million for the $73.6 million loan relationship, $14.2 million for the $70.3 million loan relationship, $9.6 million for the $48.6 million loan relationship, $5.8 million for the $36.6 million loan, $13.5 million for the $34.4 million loan, $4.4 million for $30.4 million loan and $6.0 for the $22.7 million loan. The $38.5 million loan and the $26.0 million loan did not require valuation allowances.
     The provision for loan losses for Westernbank Business Credit division and those asset-based loans held by Westernbank International division (the “Divisions”), accounted for $25.8 million or 9% of the total provision for loan losses for the year ended December 31, 2007, while for 2006, it accounted for $86.1 million or 95% of the total provision for loan losses. The decrease of $60.3 million in the provision for loan losses for the Divisions for 2007 is mainly the result of significant specific allowances taken on non-performing and impaired loan relationships during 2006. During the year ended December 31, 2006, the Company established valuation allowances for four classified asset-based loan relationships held by the Divisions with aggregate outstanding principal balances of $108.7 million, $44.9 million, $40.5 million, and $7.3 million at December 31, 2006. These loans required valuation allowances at December 31, 2006 as follows: $59.4 million for the $108.7 million loan, $11.4 million for the $44.9 million loan (after partial charge-off of $7.5 million), $15.2 million for the $40.5 million loan, and $2.5 million for the $7.3 million loan (after a partial charge-off of $3.0 million). These loans are inadequately protected by the current net worth and paying capacity of the borrower and have collateral shortfalls. The average yield of Westernbank Business Credit Division’s loan portfolio at December 31, 2007, was 8.39%.

     As part of the preparation of the 2007 consolidated financial statements, the Company’s internal loan review department examined the entire construction and the asset-based loan portfolios using appraisals, the majority of which were done in 2007 or more recently, for substantially all of the underlying collateral. In addition, the Company’s internal loan review function examined each commercial and C&I loan relationship over $3.0 million using appraisals, the majority of which were done in 2007 or more recently, for each impaired loan. The Company’s determination of valuation allowances was mainly based on a collateral dependant analysis, which reflects the value of the property in its present condition after appropriate deductions for selling costs. The loan loss provision for 2007 includes the incorporation of such appraisals in the calculation of the specific allowances. Although management believes that the current allowance for the commercial and C&I loan portfolios is sufficient, future additions to the allowance may be necessary if economic conditions deteriorate. Since 2007, the Company has taken several steps to mitigate the credit risk underlying its commercial and C&I loan portfolios, including setting portfolio limits and applying stricter underwriting guidelines.
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
     At December 31, 2007, the allowance for loan losses was $338.7 million or 3.55% of total loans, and 19% of total non-performing loans (“reserve coverage”), compared to an allowance for loan losses at December 31, 2006, of $202.2 million or 2.31% of total loans, and 72% of total non-performing loans. The decrease in the reserve coverage was mainly due to the fact that the increase in non-performing loans was in portfolios for which the Company has experienced low rate of losses, mainly commercial real estate loans. A significant portion of the non-performing loans did not require a specific allowance given the adequacy of collateral coverage. As a consequence, the allowance for loan losses did not increase proportionately with the increase in non-performing loans and the ratio of allowance for possible loan losses to total non-performing loans decreased over time.
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

     The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $3.2 million in 2007 and $5.2 million in 2006, a decrease of $2.0 million or 39%.
NONINTEREST INCOME
     Total noninterest income amounted to $60.7 million for 2008, as compared to $47.8 million for 2007 and $37.1 million for 2006.
     The following table presents the components of total noninterest income:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Service and other charges on loans	$10,364	$12,687	$12,527
Service charges on deposit accounts	11,712	12,397	9,976
Other fees and commissions	21,858	20,313	15,104
Net gain on derivative instruments and deposits measured at fair value	3,125	1,308	632
Gain on trading account securities	—	92	164
Net gain (loss) on sales of loans, securities and others assets	13,596	1,001	(1,305)

Total noninterest income	$60,655	$47,798	$37,098

     2008 VERSUS 2007. For the year ended December 31, 2008, noninterest income increased $12.9 million or 27%, when compared to year 2007. This increase was mainly the result of an increase of $12.6 million in net gain (loss) on sales of loans, securities and other assets coupled with an increase of $1.5 million in other fees and commissions, offset in part by decreases in service and other charges on loans. During 2008, the Company sold certain land lots originally held for future branch development and recognized a gain on sale of $14.7 million. The increase in other fees and commissions was mainly driven by higher credit card fees as a result of higher merchant fees due to an increase in assessment rates and higher automatic teller machine fees as a result of the imposition of a usage fee to non-bank customers. The decrease in service and other charges on loans was mainly due to lower volume of business in commercial loans due to the Company’s decision to curtail major commercial lending in light of worsening economic conditions in Puerto Rico.
     2007 VERSUS 2006. For the year ended December 31, 2007, noninterest income increased $10.7 million or 29%, when compared to year 2006. This increase was mainly the result of an increase of $7.8 million or 21% in service fees and other fees and commissions due to higher activity resulting from the Company’s overall growing volume of business, and an increase of $2.2 million on net gain on sales and valuation of loans, securities, and other assets.

NONINTEREST EXPENSES
     Total noninterest expenses amounted to $195.8 million for 2008, as compared to $163.4 million for 2007 and $124.5 million for 2006. The following table presents the components of total noninterest expenses:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Salaries and employees’ benefits	$65,191	$60,436	$54,378
Equipment expenses	13,868	13,244	11,610
Deposits insurance premium and supervisory examination	16,384	10,398	3,770
Occupancy	10,586	9,383	8,482
Advertising	7,095	8,641	9,140
Printing, postage, stationery and supplies	4,289	3,860	3,654
Telephone	2,632	2,068	2,275
Net loss (gain) from operations of foreclosed real estate held for sale	2,233	182	(270)
Municipal taxes	10,585	8,775	6,218
Professional fees	19,845	17,884	3,819
Provision for claim receivable	14,406	—	—
Other	28,695	28,538	21,442

Total noninterest expenses	$195,809	$163,409	$124,518

     2008 VERSUS 2007. Total noninterest expenses for 2008 increased by $32.4 million or 20% compared to 2007. The increase in total noninterest expenses for 2008 was mainly due to increases in deposit insurance premiums and supervisory examination, salaries and employees’ benefits, municipal tax expenses and the provision for claim receivable.
     Deposit insurance premiums and supervisory examination expenses increased $6.0 million or 58% in 2008 compared to 2007. The increase was mainly due to the increase in premiums assessed by the FDIC as a result of the final FDIC assessment regulations adopted on November 2, 2006, parts of which became effective in 2007, coupled with an increase in Westernbank’s deposit base, mainly brokered deposits. In addition, as discussed above, as a result of the special assessments and the increase in the regular assessment rate imposed by the FDIC in 2009, the Company expects an increase of approximately $39.2 million in its deposit insurance premium expense for 2009, as compared to 2008. For additional information regarding FDIC insurance coverage and deposit insurance premium assessment rates, refer to Part I, Item 1, “Business—Supervision and Regulation—FDIC Deposit Insurance Coverage” and “—Supervision and Regulation—FDIC Deposit Insurance Premium Assessments”.
     Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $4.8 million or 8% in 2008 compared to 2007. The increase for 2008 is principally attributed to the recruiting of new executive officers by the Company and the Bank during the latter part of 2007 and during 2008.
     Occupancy expense increased by $1.2 million in 2008 compared to 2007. This is the result of the continued growth of the Company’s branch network.
     Municipal tax expenses (a tax based on gross revenues, as defined) increased by $1.8 million or 21% in 2008 compared to 2007. The increase in municipal tax expenses was due to higher gross revenues earned, which is based on the prior year volume of business.
     Professional fees expenses increased by $2.0 million in 2008, when compared to 2007. The high volume of professional fees expenses was primarily due to legal, accounting and consulting fees associated with the internal review conducted by the Company’s Audit Committee as a result of the Company’s restatement process.

     Provision for claim receivable amounted to $14.4 million, due to the effect of losses recognized during the third and fourth quarters of 2008, on transactions with affiliates of Lehman Brothers Inc.
     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase agreements and derivative transactions. Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty to the Company on certain interest rate swap and cap agreements guaranteed by LBHI. The filing of bankruptcy by LBHI was an event of default under the agreements. On September 19, 2008, the Company terminated all agreements with LBSF and replaced them with another counterparty under similar terms and conditions. In connection with such termination, the Company has an unsecured counterparty exposure with LBSF of approximately $484,600. This unsecured exposure was written-off during the third quarter of 2008.
     In addition, Lehman Brothers Inc. (“LBI”) was the counterparty to the Company on certain sale of securities under agreements to repurchase. On September 19, 2008, LBI was placed in a Securities Investor Protection Act (“SIPA”) liquidation proceeding after the filing for bankruptcy of its parent LBHI. The filing of the SIPA liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. The termination of the agreements caused the Company to recognize the unrealized loss on the value of the securities subject to the agreements, resulting in a $3.3 million charge during the third quarter of 2008. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which the value of Westernbank securities delivered to LBI exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claims with the trustee in LBI’s SIPA liquidation proceeding. On June 1, 2009, Westernbank filed amended customer claims with the trustee. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5, “Accounting for Contingencies”, and related pronouncements. In making this determination, management consulted with legal counsel and technical experts. As a result of its evaluation, the Company recognized a loss of $13.9 million against the $139.2 million owed by LBI as of December 31, 2008. Determining the loss amount required management to use considerable judgment and assumptions, and is based on the facts currently available. As additional information on the LBI’s SIPA liquidation proceeding becomes available, the Company may need to recognize additional losses. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.
     Noninterest expenses, as a group, excluding salaries and employees’ benefits, deposit insurance premiums and supervisory examination expenses, occupancy expenses, municipal taxes, professional expenses and the provision for claim receivable, increased by $2.3 million during the year ended December 31, 2008, from $56.5 million in 2007, to $58.8 million in 2008. This is the result of continued strict cost control measures implemented by the Company, maintaining operating expenses at adequate levels.
     2007 VERSUS 2006. Total noninterest expenses for 2007 increased by $38.9 million or 31% compared to 2006. The increase in total noninterest expenses for 2007 was mainly due to increases in professional fees, salaries and employees’ benefits, deposit insurance premiums and supervisory examination, equipment and municipal tax expenses.
     Professional fees expenses increased by $14.1 million in 2007 compared to 2006. The increase for 2007 was primarily due to legal, accounting and consulting fees associated with the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other related legal and regulatory proceedings.
     Deposit insurance premiums and supervisory examination expenses increased $6.6 million or 176% in 2007 compared to 2006. The increase was mainly due to the increase in premiums assessed by the FDIC as a result of the final FDIC assessment regulations adopted on November 2, 2006. The final regulations implemented certain changes to FDIC assessments, which became effective in 2007.
     Salaries and employees’ benefits, the largest component of total noninterest expenses, increased $6.1 million or 11% in 2007 compared to 2006. The increase for 2007 is primarily attributed to the increases in personnel, normal salary increases and related employees’ benefits, principally related to the Company’s continued expansion in all of its business areas, mainly in the San Juan Metropolitan area. During 2006 and 2007, the Company continued its expansion into the San Juan Metropolitan area by opening two branches in Bayamón and Canóvanas. Also, during the first quarter of year 2006, the Company established Westernbank International Trade Services (“WITS”), a division of Westernbank Puerto Rico that provides international trade products and services to customers. At December 31, 2007, the Company had 1,536 full-time employees, including its executive officers, an increase of 173 employees or 13% since December 31, 2006.
     Municipal tax expenses (a tax based on gross revenues, as defined) increased by $2.6 million or 41% in 2007 compared to 2006. The increase in municipal tax expenses was due to higher gross revenues earned in 2007.
     Depreciation, maintenance and related equipment expenses increased by $1.6 million or 14% in 2007 compared to 2006. This is the result of the continued growth of the Company’s branch network.
     Noninterest expenses, as a group, excluding professional fees, salaries and employees’ benefits, deposit insurance premiums and supervisory examination expenses, municipal taxes and equipment expenses, increased $7.9 million or 18%, during the year ended December 31, 2007, from $44.7 million in 2006, to $52.7 million in 2007. These increases resulted primarily from the additional investment in technology and general infrastructure to sustain and coordinate the Company’s growth and expansion in all of its business areas, mainly in the San Juan Metropolitan area.
PROVISION (CREDIT) FOR INCOME TAXES
     The Company’s primary tax jurisdiction is Puerto Rico. Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%, except for year 2006, in which a transitory additional income tax of 2.5% over net taxable income was imposed by the Governor of Puerto Rico under Law No. 41, signed on August 1, 2005, effectively increasing the maximum statutory regular tax rate to 41.5% in 2006. The transitory income tax of 2.5% ended on December 31, 2006. Under the Puerto Rico Internal Revenue Code (“PR-IRC”), all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. On May 13, 2006, with an effective date of January 1, 2006, the Governor of Puerto Rico approved an additional one-year transitory tax rate of 2.0% applicable only to companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank, which raised the maximum statutory tax rate to 43.5% for the 2006 taxable year. The Company, Westernbank, Westernbank Insurance Corp. and SRG Net, Inc. are subject to Puerto Rico regular income tax or alternative minimum tax on income earned from all sources. Westernbank

World Plaza, Inc., a wholly owned subsidiary of Westernbank, elected to be treated as a special partnership under the PR-IRC; accordingly, its taxable income or deductible loss is included in the taxable income of Westernbank. On March 9, 2009, the Governor of Puerto Rico signed into law Act No. 7 (“Act No. 7”), also known as Special Act Declaring a Fiscal Emergency Status to Save the Credit of Puerto Rico, which amended several sections of the PR-IRC, including sections related to income, property, excise and sales and use tax provision. Act No. 7 imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to companies whose combined income exceeds $100,000, effectively increasing the maximum statutory rate from 39% to 40.95%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012.
     The PR-IRC provides a dividend received deduction of 100%, on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, Westernbank International division operates as an International Banking Entity (“IBE”) under the International Banking Center Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. As a result, the Company’s effective tax rate is generally below the statutory rate.
     Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “IBE Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books a significant amount of securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the year ended December 31, 2008 and 2006, the provisions of the IBE Act did not have any effect on the Company’s financial position or results of operations. For the year ended December 31, 2007, the provisions of the IBE Act resulted in an additional income tax provision of $3.8 million. Under Act No. 7, all IBEs are subject to a special 5% tax on their net income not otherwise subject to tax under the PR-IRC. This special assessment is effective for tax years that commenced after December 31, 2008 and before January 1, 2012.
     Westernbank Financial Center Corp. (“WFCC”) is a U.S. entity and accordingly is subject to income tax under the U.S. Internal Revenue Code. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. In addition, Westernbank is subject to special flat income tax rates on gross income received from certain loans and investments as required by the U.S. Internal Revenue Code. These flat income tax rates range from 10% to 30%.
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
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to be recognized in the financial statements. The cumulative effect adjustment of $10,585,000 was charged to retained earnings to increase the accrued liability for uncertain income tax positions and the deferred income tax asset by $12,445,000 and $1,860,000, respectively. Unrecognized tax benefits mainly relate to income which could be subject to special flat income tax rates in U.S. and certain expense deductions taken in income tax returns. Unrecognized tax benefits, including accrued interest and penalties, amounted to $2.0 million and $44.0 million, respectively. During the first quarter of 2008, the Company settled with tax authorities most of its uncertain income tax positions for $8.9 million. The resulting income tax benefit of $33.3 million was recognized as a reduction to the income tax provision in the first quarter of 2008. The provision for income taxes related to unrecognized tax benefits for the year ended December 31, 2008, amounted to a benefit of $33.2 million, compared to an expense of $30.6 million in 2007.
     The Company’s provision for income taxes for the year ended December 31, 2008, amounted to a benefit of $54.3 million, compared to a benefit of $39.8 million in 2007 and an expense of $70.5 million in 2006.
     2008 VERSUS 2007. The increase in income tax benefit for 2008 compared to 2007 was mainly due to a positive variance in the current provision for income taxes, offset in part by a significant decrease in deferred tax benefits. For 2008, the Company’s provision for current income taxes amounted to a benefit of $31.9 million, compared to an expense of $33.8 million in 2007. The positive variance in 2008, when compared to 2007, was mainly attributed to agreements reached with local and federal tax authorities related to unrecognized tax benefits that yielded a benefit of $33.3 million for 2008, coupled with lower taxable income.
     Deferred income taxes reflect the impact of credit, operating and capital losses carryforwards, and temporary differences between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The income tax provision includes total deferred income tax benefits of $22.4 million and $73.6 million for 2008 and 2007, respectively. The decrease in deferred tax benefit in 2008 is mainly attributable to temporary differences related to the changes in the allowance for loan losses (See Note 11 — “Income Taxes” — to the consolidated financial statements).
     The portion of the provision for income taxes related to unrecognized tax benefits resulted in a benefit of $33.2 million and an expense of $30.6 million for the years ended December 31, 2008 and 2007, respectively. Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. The cumulative effect adjustment of $10.6 million was charged to retained earnings to increase the accrued liability for uncertain income tax positions and the deferred income tax asset by $12.5 million and $1.9 million, respectively. Unrecognized tax benefits mainly relate to income which could be subject to special flat income tax rates in a tax jurisdiction in U.S., and certain expense deductions taken in income tax returns.
     The Company evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due, among other, to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect the income tax accruals as well as the current period’s income tax expense and can be significant to the operating results of the Company. The Company’s consolidated statements of financial condition include liabilities of $2.0 million and $44.0 million at December 31, 2008 and 2007, respectively, for the exposures resulting from income taxes related to unrecognized tax benefits identified by the Company in connection with this evaluation.
     The Company classifies interest and penalties related to uncertain income tax benefits as a component of its income tax provision. The accrual for uncertain income tax positions includes an accrual for interest and penalties of $475,000 and $5.5 million at December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Company decreased the accrual for interest and penalties for uncertain income tax positions by $4.1 million, mainly as a result of the settlement of certain income tax positions with tax authorities, as explained above. Interest paid on such settlement amounted to $985,000. During the year ended December 31, 2007, the Company recognized approximately $2.3 million in interest and penalties.
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
     Deferred income taxes reflect the impact of credit, operating and capital losses carryforwards, and temporary differences between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The income tax provision includes total deferred income tax benefits of $73.6 million and $6.1 million for 2007 and 2006, respectively. The increase in 2007 is mainly attributable to temporary differences related to the increases in the allowance for loan losses (Refer to Note 11 — Income Taxes — to the consolidated financial statements included herein in Part II, Item 8).
     The portion of the provision for income taxes related to unrecognized tax benefits (2007) or income tax contingencies (2006) amounted to $30.0 million and $10.2 million for the years ended December 31, 2007 and 2006, respectively. Uncertain income tax positions mainly relate to income which could be subject to special flat income tax rates in a tax jurisdiction outside of Puerto Rico, and certain expense deductions taken in income tax returns. The Company’s consolidated statements of financial condition include liabilities of $44.0 million and $10.9 million at December 31, 2007 and 2006, respectively, for the exposures resulting from income taxes related to unrecognized tax benefits (2007) or income tax contingencies (2006) identified by the Company.
     The Company classifies interest and penalties related to uncertain income tax positions as a component of its income tax provision. During the year ended December 31, 2007, the Company recognized approximately $1.0 million in interest and penalties.
NET INCOME (LOSS)
     The Company’s net income (loss) for the years ended December 31, 2008, 2007, and 2006 amounted to $(5.5) million, $(68.3) million, and $59.6 million, respectively. The variance in net income (loss) for the year ended December 31, 2008, when compared to year 2007, was mainly attributable to: a decrease in the provision for loan losses of $210.1 million, mainly due to strict measures adopted by the Company since the middle of 2007 to mitigate the overall credit risks underlying the Company’s loan portfolio and the tax agreements negotiated by Westernbank with local and federal authorities that yielded a benefit of $33.3 million for 2008, partially offset by a decrease in the net interest income of $142.1 million and an increase in noninterest expenses of $32.4 million. The variance in net income (loss) for the year ended December 31, 2007, when compared to year 2006, was attributable to an increase in the provision for loan losses of $186.7 million, mainly caused by the Company’s Commercial and C&I loan portfolios. In addition, the net loss resulted from an increase of $38.9 million in noninterest expenses and a decrease of $23.3 million in net interest income, partially offset by a decrease of $110.3 million in the provision for income taxes and an increase of $10.7 million in noninterest income.

     FINANCIAL CONDITION
     LOANS
     Loans receivable-net were $8.7 billion or 57% of total assets at December 31, 2008, a decrease of $558.6 million or 6%, from December 31, 2007. Loans receivable-net were $9.2 billion or 51% of total assets at December 31, 2007, an increase of $655.7 million or 8%, from December 31, 2006.
     The following table presents the composition of the loan portfolio as of year-end for each of the last five years.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans (1)	$5,100,483	58.8%	$5,556,789	60.4%	$4,963,117	58.0%	$4,268,251	55.0%	$3,154,679	53.3%
Residential real estate loans	965,171	11.2	970,419	10.5	1,014,957	11.9	1,298,535	16.7	879,056	14.9
Construction loans	1,439,224	16.6	1,429,125	15.5	722,789	8.4	505,760	6.5	328,145	5.5
Commercial, industrial and agricultural (1)	716,514	8.3	851,423	9.3	1,245,541	14.6	1,003,673	12.9	768,604	13.0
Consumer — secured by real estate	494,556	5.7	482,961	5.1	447,593	5.3	542,769	7.0	542,080	9.2
Consumer — other	233,858	2.7	257,914	2.9	362,360	4.2	287,615	3.7	324,854	5.4

Total loans	8,949,806	103.3	9,548,631	103.7	8,756,357	102.4	7,906,603	101.8	5,997,418	101.3

Allowance for loan losses	(282,089)	(3.3)	(338,720)	(3.7)	(202,180)	(2.4)	(141,412)	(1.8)	(80,066)	(1.3)

Loans — net	$8,667,717	100.0%	$9,209,911	100.0%	$8,554,177	100.0%	$7,765,191	100.0%	$5,917,352	100.0%

(1)	Includes $782.6 million, $998.0 million, $1.43 billion, $1.25 billion and $831.1 million of the outstanding loans of the Asset-Based Lending Unit, formerly known as as Westernbank Business Credit Division, at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.
     Westernbank’s commercial real estate, construction, and commercial, industrial, and agricultural loans are primarily variable and adjustable rate products. Total Commercial loan originations come from existing customers as well as through direct solicitation and referrals. Westernbank offers different types of consumer loans, including secured and unsecured products, in order to provide a full range of financial services to its retail customers. In addition, Westernbank offers VISA (™) and MasterCard (™) accounts to its customers.
Total Commercial Loans
     As of December 31, 2008, commercial real estate and construction loans were $6.5 billion or 75% and C&I loans were $716.5 million or 8% of the $8.7 billion loan portfolio-net, compared to commercial real estate and construction loans of $7.0 billion or 76% and C&I loans of $851.4 million or 9% of the $9.2 billion loan portfolio-net as of December 31, 2007. Over the last few years, the Company has emphasized the commercial loan segment in Puerto Rico. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The strategy has also enabled Westernbank to diversify its revenue sources, while maintaining its status as a secured lender, with approximately 89% of its loans collateralized by real estate as of December 31, 2008. As of December 31, 2008, the loan portfolios of the Asset Based Lending Unit, formerly known as Westernbank Business Credit Division, amounted to $782.6 million compared to $998.0 million as of December 31, 2007. For the years ended December 31, 2008 and 2007, the average yield of Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division, was 7.46% and 8.39%, respectively.
     At December 31, 2008, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $405.3 million to a commercial group in Puerto Rico. As of December 31, 2008, this loan relationship was not impaired.
     At December 31, 2008, commercial real estate loans totaled $5.1 billion. In general, commercial lending, including commercial real estate, asset-based, unsecured business and construction, are considered by management to be of greater risk of uncollectibility than consumer lending, including residential real estate, because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico.
     Westernbank has historically provided land acquisition, development, and construction financing to developers for residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 48 months.
     The Company’s commercial real estate loan portfolio is mostly comprised of loans to owner-occupied borrowers in which the real estate collateral is taken as a secondary source of repayment. For the year ended December 31, 2008, commercial real estate loans to owner-occupied borrowers amounted to 79% of total commercial real estate loans. These loans are sensitive to the economic condition and cash flow of the borrower’s business, but are less sensitive to market conditions, capitalization rates, vacancy rates, rental rates, and so on.
     The composition of the Company’s construction loan portfolio as of December 31, 2008 by category follows:

(In thousands)
Loans for residential housing projects:
High-rise (1)	$163,473
Mid-rise (2)	208,792
Single-family detach	288,434
Mix	153,534

Total for residential housing projects	814,233

Construction loans to individuals secured by residential properties	7,266
Land loans	315,286
Loans for commercial projects:
Hospitals and other healthcare services	109,138
Shopping malls	51,929
Manufacturing	27,303
Hotels	35,666
Piers	27,372
Others	54,784

Total before net deferred fees and allowance for loan losses	1,442,977
Net deferred fees	(3,753)

Total construction loan portfolio, gross	1,439,224
Allowance for loan losses	(110,777)

Total construction loan portfolio, net	$1,328,447

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories.

(2)	Mid-rise relates to buildings up to 7 stories.

(Dollars in
thousands)
Total undisbursed funds under existing commitments	$298,691

Construction loans in non-accrual status	$523,093

Net charge-offs — Construction loans	$12,721

Allowance for loan losses — Construction loans	$110,777

Non-performing construction loans to total construction loans	36.35%

Allowance for loan losses — construction loans to total construction loans	7.70%

Net charge-offs to total average construction loans	0.89%

     The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units:

(In thousands)
Under $300,000	$263,702
$300,000 - $600,000	249,001
Over $600,000	301,530

Total	$814,233

Residential Real Estate Loans
     Residential real estate loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At December 31, 2008, the Company’s residential real estate loan portfolio amounted to $965.2 million, a decrease of $5.2 million, when compared to balances as of December 31, 2007. The reduction is mainly the result of prepayments received from a portfolio purchased from a mortgage originator group in Puerto Rico, net of new originations. The Company’s strategic intent is to emphasize residential real estate lending to diversify the Company’s revenue source and to increase liquidity.
     During 2008, Westernbank securitized $4.2 million of residential mortgage loans into Government National Mortgage Association (“Ginnie Mae”). Westernbank continues to service certain outstanding loans that have been securitized and sold to Fannie Mae and Ginnie Mae.
Consumer Loans
     The Company’s consumer loan category is comprised of consumer loans secured by real estate and other loans. The Company originates consumer loans secured by real estate in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Such loans generally have an interest rate that is variable based on market conditions. The loans are secured with a first or second mortgage on the property, including loans where another institution holds the first mortgage. The Company’s consumer other loan category consists principally of unsecured consumer and credit card loans. At December 31, 2008, the Company’s total consumer loan portfolio totaled $728.4 million (of which $494.6 million were secured by real estate) compared to $740.9 million (of which $483.0 million were secured by real estate) at December 31, 2007. Consumer loans generally have shorter terms and higher interest rates than commercial and mortgage loans but generally involve more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. The Company’s policy is to charge-off any unsecured consumer loan delinquent over 120 days.

     The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at December 31, 2008. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		Maturities
			After one year to five years		After five years
	Balance	One year or	Fixed	Variable	Fixed	Variable
	outstanding	less	interest	interest	interest	interest
	(In thousands)
Commercial real estate loans	$5,100,483	$1,977,611	$218,752	$373,489	$106,924	$2,423,707
Residential real estate loans	965,171	10,482	80,553	27,045	846,977	114
Construction loans	1,439,224	983,847	8,124	367,086	7,168	72,999
Commercial, industrial and agricultural	716,514	477,667	36,767	149,264	1,542	51,274
Consumer — secured by real estate	494,556	10,289	35,454	10,765	66,968	371,080
Consumer — other	233,858	110,905	98,190	9	23,692	1,062

Total	$8,949,806	$3,570,801	$477,840	$927,658	$1,053,271	$2,920,236

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
     It is Westernbank’s policy to require Senior Lending Credit Committee (“SLCC”) approval for all loans in excess of $25.0 million, including the Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division. The SLCC also reviews and ratifies all loans from $2.5 million to $25.0 million approved by Westernbank’s regional credit committees. The SLCC is composed of a majority of the members of the Company’s Board of Directors and senior lending officers. All loans in excess of $25.0 million, including the Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division, approved by the SLCC are also reviewed and ratified by the Board of Directors of the Company. All loans in excess of $100.0 million require the approval of the Board of Directors of the Company.
     It is Westernbank’s policy to require borrowers to provide title insurance policies certifying or ensuring that Westernbank has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance policies prior to closing and, when required by the Department of Housing and Urban Development, flood insurance policies. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which Westernbank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they due.
     Westernbank’s practice is that its limited production and origination of residential real estate loans are mostly conforming loans, eligible for sale in the secondary market. The loan-to-value ratio at the time of origination on residential mortgages is generally 75%, except that Westernbank may lend up to 97% of the lower of the purchase price or appraised value of residential properties if private mortgage insurance is obtained, except for certain qualified new development projects, by the borrower for amounts in excess of 80%.
     Westernbank originates fixed and adjustable rate residential mortgage loans secured by a first mortgage on the borrower’s real property, payable in monthly installments for terms ranging from ten to forty years. Adjustable rates are indexed to specified prime or LIBOR rate. All 30-year conforming mortgage loans are originated with the intent to sell. Westernbank has also granted loans, mainly secured by first mortgages on one-to-four residential properties, to mortgage originators in Puerto Rico.
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
     Westernbank offers the service of VISA TM and MasterCard TM credit cards. At December 31, 2008, there were approximately 20,544 outstanding accounts, with an aggregate outstanding balance of $49.3 million and unused credit card lines available of $68.3 million.
     In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.
NON-PERFORMING LOANS, TROUBLED DEBT RESTRUCTURINGS AND FORECLOSED REAL ESTATE HELD FOR SALE
     The Company places a loan in non-performing status as soon as management has doubts as to the ultimate collectibility of principal or interest or when contractual payments of principal or interest are 90 days overdue. When a loan is designated as non-performing, interest accrual is suspended and a specific provision is established, if required. When a borrower fails to make a required payment on a loan, Westernbank attempts to cure the deficiency by contacting the borrower. If the delinquency exceeds 90 days and is not cured through normal collection procedures, Westernbank will generally institute measures to remedy the default. For collateral dependant loans, if a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which Westernbank may acquire the property. In the event that the property is sold at a price insufficient to cover the balance of the loan, the debtor remains liable for the deficiency. Thereafter, if Westernbank acquires the property, such acquired property is appraised and included in the foreclosed real estate held for sale account at the fair value less costs to sell at the date of acquisition. Then, this asset is carried at the lower of fair value less estimated costs to sell or cost until the property is sold.
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
     Westernbank engages in the restructuring of the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the SFAS No. 15, Accounting by Debtors and Creditors of Troubled Debt Restructurings. Such restructurings are identified as TDRs and accounted for based on the provisions SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

     The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale of the Company at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Commercial real estate loans (1)	$825,504	$1,058,189	$120,527	$55,807	$24,988
Residential real estate loans	43,106	3,071	1,641	2,125	1,730
Construction loans	523,093	429,387	—	—	—
Commercial, industrial and agricultural loans (2)	148,446	274,753	149,831	83,781	429
Consumer — secured by real estate	14,890	6,670	4,904	4,204	5,035
Consumer — other	4,992	3,983	4,405	2,084	2,087

Total non-performing loans	1,560,031	1,776,053	281,308	148,001	34,269
Foreclosed real estate held for sale	98,570	10,971	5,917	4,137	3,811

Total non-performing loans and foreclosed real estate held for sale	$1,658,601	$1,787,024	$287,225	$152,138	$38,080

Interest that would have been recorded if the loans had not been classified as non-performing	$90,704	$48,974	$20,009	$5,525	$3,557

Interest recorded on non-performing loans	$25,874	$17,068	$5,046	$743	$243

Total non-performing loans as a percentage of total loans at end of period	17.43%	18.60%	3.21%	1.87%	0.58%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	10.85%	9.97%	1.68%	0.94%	0.27%

(1)	Includes $118.2 million, $340.3 million, $77.6 million and $14.4 million of loans of the Asset-Based Lending Division, formerly known as Westernbank Business Credit Division, at December 31, 2008, 2007, 2006 and 2005, respectively.

(2)	Includes $141.2 million, $266.2 million, $147.8 million and $79.8 million of loans of the Asset-Based Lending Division, formerly known as Westernbank Business Credit Division, at December 31, 2008, 2007, 2006 and 2005, respectively.
     Total non-performing loans at December 31, 2008 amounted to $1.6 billion compared to $1.8 billion at December 31, 2007, a decrease of $216.0 million or 12%. The decrease in non-performing loans, when compared to 2007, is mainly attributable to the Company's decision to curtail major commercial lending, including construction lending, during the summer of 2007 and the application of stricter underwriting guidelines coupled with the acquisition of real estate properties in lieu of payment and/or the collection of six troubled relationships in the Company’s Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division, with an aggregate principal balance of $164.1 million. During the summer of 2007, as a result of the slowdown in the economy of Puerto Rico and after determining that one of the Bank’s largest asset-based lending relationships was impaired and that there was a significant collateral deficiency, the Company decided to curtail major commercial lending and to make adjustments to Company's underwriting standards designed to strengthen the credit quality of its loan portfolio.
     Non-performing loans in the commercial real estate mortgage portfolio at December 31, 2008 decreased by $232.7 million, when compared to balances as of December 31, 2007. The decrease is mainly attributed to the aforementioned foreclosure of a troubled relationship, improved financial conditions of certain impaired relationships, and payoffs and pay downs received from impaired relationships, offset in part by an increase in impaired relationships due to the effects of the continuing downturn in the economy of Puerto Rico.
     Non-performing loans in the asset-based lending unit at December 31, 2008 decreased by $347.0 million, when compared to 2007. The decrease is mainly attributed to three loans with outstanding principal balances of $163.5 million, $24.1 million, and $9.9 million that the Company determined to return to accrual status based on payment performance, improving financial condition, and adequacy of collateral values, coupled with payoffs and pay downs received from impaired relationships and foreclosure of one relationship.

     Total non-performing loans in the construction loan portfolio were $523.1 million at December 31, 2008, compared to $429.4 million at December 31, 2007. The increase is mainly attributed to three loans with outstanding principal balances of $39.5 million, $27.8 million and $8.4 million at December 31, 2008. These loans required valuation allowances of $2.8 million for the $39.5 million loan and $3.4 million for the $27.8 million loan. The loan with an outstanding principal balance of $8.4 million did not require a valuation allowance as of December 31, 2008.
     Non-performing loans in the total consumer loans portfolio increased by $9.2 million or 87% at December 31, 2008, when compared to balances at December 31, 2007. Such increase was mainly due to non-performing loans in the regular consumer loans portfolio which are collateralized by real estate due to effects of the aforementioned slowdown in the economy of Puerto Rico.
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
     Non-performing loans in the commercial real estate mortgage portfolio, excluding loans of the asset-based lending unit, formerly known as Westernbank Business Credit Division, in 2007 increased by $675.0 million, when compared to 2006. The increase is mainly attributed to twelve loan relationships with outstanding principal balances of $104.2 million, $88.1 million, $64.2 million, $47.0 million, $44.2 million, $38.7 million, $35.8 million, $34.0 million, $28.9 million, $25.7 million, $24.2 million and $21.7 million at December 31, 2007. These loans relationships required valuation allowances of $6.0 million for the $104.2 million loan, $7.7 million for the $64.2 million loan, $9.8 million for the $47.0 million loan, $19.1 million for the $44.2 million loan, $18.0 million for the $35.8 million loan and $2.9 million for the $28.9 million loan. The loan relationships with outstanding principal balances of $88.1 million, $38.7 million, $34.0 million, $25.7 million, $24.2 million and $21.7 million did not require valuation allowances as of December 31, 2007.
     Non-performing loans in the asset-based lending unit, formerly known as Westernbank Business Credit Division, in 2007 increased by $381.0 million, when compared to 2006. The increase is mainly attributed to five loans with outstanding principal balances of $163.5 million, $63.4 million, $48.7 million, $24.1 million and $22.8 million. At December 31, 2007, none of these loans required valuation allowances. These loans are inadequately protected by the current net worth and paying capacity of the borrower.
     Total non-performing loans in the construction loan portfolio were $429.4 million at December 31, 2007. There were no such loans in prior years. The increase in total non-performing loans is a direct result of the aforementioned economic slowdown in Puerto Rico, as demand for new housing has decreased due to affordability concerns. The increase in total non-performing loans in the construction loan portfolio was principally attributed to four loan relationships with outstanding principal balances of $73.6 million, $70.3 million, $48.6 million and $30.4 million, and five other construction-mortgage loans with outstanding principal balances of $38.5 million, $36.6 million, $34.4 million, $26.0 million and $22.7 million at December 31, 2007. The following loans or loan relationships required valuation allowances at December 31, 2007: $6.3 million for the $73.6 million loan relationship, $14.2 million for the $70.3 million loan relationship, $9.6 million for the $48.6 million loan relationship, $5.8 million for the $36.6 million loan, $13.5 million for the $34.4 million loan, $4.4 million for $30.4 million loan and $6.0 for the $22.7 million loan. The $38.5 million loan and the $26.0 million loan did not require valuation allowances.
     As part of the preparation of the 2007 and 2008 consolidated financial statements, during the second half of 2008 and continuing in 2009, the Company’s internal loan review department examined the entire construction and the asset-based loan portfolio using appraisals, the majority of which were done in 2007 or more recently, for substantially all of the underlying collateral. In addition, the Company’s internal loan review function examined each commercial and C&I loan relationship over $3.0 million using appraisals, the majority of which were done in 2007 or more recently, for each impaired loan. The Company’s determination of valuation allowances was mainly based on a collateral dependant analysis, which reflects the value of the property in its present condition after appropriate deductions for selling costs. The loan loss provision for 2007 includes the incorporation of such appraisals in the calculation of the specific allowances. Although management believes that the current allowance for the commercial and C&I loan portfolios is adequate, future additions to the allowance may be necessary if economic conditions deteriorate. Since 2007, the Company has taken several steps to mitigate the credit risk underlying its commercial and C&I loan portfolios, including setting portfolio limits and applying stricter underwriting guidelines. The Company’s Internal Loan Review Department (“ILRD”) has also continued to actively participate in the loan classification and determination of loss reserves. In addition, the Bank’s credit monitoring functions, which cover all lending functions, are now required to obtain updated appraisal reports for all adversely classified loans in excess of $1,000,000 and continue to be involved in the credit review analysis process with enhanced communication to both, Management and the Bank’s ILRD.
     During the third quarter of 2008, the Company established procedures through the Company’s Department of the Chief Credit Risk Officer (“CCRO”) to ensure that appraisal reports are reviewed by a qualified officer independent of the credit function. In addition, during 2009 the Company strengthened its appraiser review function by creating an Appraisal Review Division. This is an independent unit reporting to the Company’s CCRO, staffed with experienced personnel. The Appraisal Review Department responsibilities, among others, include: (1) preparation of engagement and order appraisals; (2) revision of appraisals to ensure that appraised values submitted are properly supported, reasonable, and in compliance with all federal and state regulations, as well as the Company’s policies and procedures; (3) preparation of written review reports; (4) coordination with appraisers for any necessary corrections on appraisals prepared for the Company; and (5) providing advice and assistance to loan officers in the implementation of the Company’s appraisal policy.

     Non-performing loans in the consumer loans portfolio increased by $1.3 million or 14.44% at December 31, 2007, when compared to December 31, 2006. Such increase was mainly due to non-performing loans in the regular consumer loans portfolio which are collateralized by real estate.
     ALLOWANCE FOR LOAN LOSSES
     The Company maintains an allowance to absorb probable loan losses inherent in the loan portfolio. The allowance is maintained at a level the Company considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on the Company’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses.
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
     Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review and thus subject to specific allowance allocations. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Company. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or the fair value of the underlying collateral, if the loan is collateral dependent. For collateral dependent loans, the fair value of the collateral is generally obtained from appraisals. Appraisals are obtained from qualified appraisers and are reviewed by an independent appraisal review group to ensure independence and consistency in the valuation process. Appraisal values are updated on an as needed basis, in conformity with market conditions and regulatory requirements. Should the appraisal show a deficiency, the Company records a specific reserve for the underlying loan. This deficiency is categorized as a nonrecurring fair value adjustment. The Company classifies loans receivable subject to nonrecurring fair value adjustments as Level 3 under SFAS No. 157. Refer to Note 20 to the consolidated financial statements, included herein in Part II, Item 8, for further details on the Company’s fair value designations under SFAS No. 157.
     General allowances based on loss rates are applied to commercial and construction loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are generally derived from two or three year historical net charge-offs by loan category adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in loans growth; trends in the impaired and delinquent loans; risk management and loan administration; changes in concentration of loans to one obligor; changes in the internal lending policies and credit standards; and examination results from bank examiners and the Company’s internal credit examiners.
     Homogeneous loans, such as consumer installments, residential mortgage loans, and credit cards are not individually risk graded. General allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are generally based on the higher of current year or the average of the last two to three year historical net charge-offs by loan category, adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in the delinquent loans; risk management; collection practices; and changes in the internal lending policies and credit standards.
     At December 31, 2008, the allowance for loan losses was $282.1 million, consisting of $129.1 million specific allowance and $153.0 million of general allowance. As of December 31, 2008, the allowance for loan losses equals 3.15% of total loans, compared with an allowance for loan losses at December 31, 2007, of $338.7 million, or 3.55% of total loans.

     In the current year, the Company has not substantively changed in any material respect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses.
     The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Year ended December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Balance, beginning of year	$338,720	$202,180	$141,412	$80,066	$61,608

Loans charged-off:
Commercial real estate loans (1)	(61,915)	(14,736)	(11,549)	(1,835)	(3,958)
Residential real estate loans	(822)	(1,421)	(94)	(121)	(297)
Construction loans	(12,757)	—	—	—	—
Commercial, industrial and agricultural loans (2)	(37,049)	(111,922)	(11,057)	(6,398)	(1,475)
Consumer — other	(15,299)	(16,105)	(12,576)	(13,809)	(16,473)

Total loans charged-off	(127,842)	(144,184)	(35,276)	(22,163)	(22,203)

Recoveries of loans previously charged-off:
Commercial real estate loans	500	590	2,685	756	746
Residential real estate-mortgage loans	147	87	66	212	206
Construction loans	36	—	—	—	—
Commercial, industrial and agricultural loans	1,082	721	161	252	1,098
Consumer — other	1,940	1,764	2,252	2,283	1,920

Total recoveries of loans previously charged-off	3,705	3,162	5,164	3,503	3,970

Net loans charged-off	(124,137)	(141,022)	(30,112)	(18,660)	(18,233)
Provision for loan losses	67,506	277,562	90,880	80,006	36,691

Balance, end of year	$282,089	$338,720	$202,180	$141,412	$80,066

Ratios:
Allowance for loan losses to total loans at end of period	3.15%	3.55%	2.31%	1.79%	1.34%
Provision for loan losses to net loans charged-off	54.38%	196.82%	301.81%	428.76%	201.23%
Recoveries of loans to loans charged-off in previous period	2.57%	8.96%	23.30%	15.78%	26.71%
Net loans charged-off to average total loans (3)	1.34%	1.54%	0.74%	0.27%	0.34%
Allowance for loans losses to non-performing loans	18.08%	19.07%	71.87%	95.55%	233.64%

(1)	Includes $10.9 million, $10.2 million and $7.5 million of the Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division, loan charge-offs, for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Includes $33.4 million, $110.5 million, $8.3 million and $5.3 million of the Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division, loan charge-offs, for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

(3)	Average loans were computed using beginning and period-end balances.
     The 2008 provision for loan losses was $67.5 million, a decrease of $210.1 million or 76% when compared to 2007. The decrease in the provision for loan losses is mainly attributable to strategies put in place by the Company since the summer of 2007. Refer to the discussion on the “Provision for Loan Losses” above for further details on the specific items affecting the provision for loan losses in 2008, 2007 and 2006.
     For the year ended December 31, 2008, net loan charge-offs amounted to $124.1 million, or 1.34% of average loans, a decrease of $16.9 million, when compared to $141.0 million, or 1.54% of average loans in 2007. The decrease in net loans charged-off for the year ended December 31, 2008, when compared to the same period in 2007, is mainly attributed to a decrease of $74.9 million in C&I loans charged-off, offset in part by increases in loan charge-offs in commercial real estate and construction of loans of $47.2 million and $12.8 million, respectively.

     The following table presents the Company’s historical loss rate by loan category as of the end of each of the year presented:

	At December 31,
	2008	2007	2006	2005	2004

Net charge-off to average loan:
Commercial real estate loans	1.15%	0.27%	0.39%	0.03%	0.12%
Residential real estate loans	0.07%	0.13%	0.00%	-0.01%	0.01%
Construction loans	0.89%	0.00%	0.00%	0.00%	0.00%
Commercial, industrial and agricultural loans	4.59%	10.61%	0.97%	0.69%	0.06%
Consumer — other	5.38%	4.88%	3.40%	3.97%	4.60%

Total net charge-offs to average loan	1.34%	1.54%	0.74%	0.27%	0.34%

     Total consumer loan charge-offs for the year ended December 31, 2008, were $15.3 million, a decrease of $806,000 or 5%, when compared to $16.1 million for the same period in 2007. Such decrease is principally attributed to loans charge-offs by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division decreased from $11.0 million for the year ended December 31, 2007, to $9.4 million for the same period in 2008, a decrease of $1.6 million. The decrease in loan charge-offs is due to a decrease in the outstanding balance of the portfolio due to the Company’s decision to curtail growth in this consumer segment in light economic conditions in Puerto Rico.
     The Expresso loan portfolio includes small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000. These loans generally have a higher credit risk when compared to the rest of Westernbank’s consumer loan portfolio, since the Expresso Division principally targets small consumer loan customers, who are usually of higher risk. Therefore, the Expresso of Westernbank division loan portfolio carries a higher risk of default when compared to the total consumer loans portfolio in general.
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
     The accounts written-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously written-off amounted to $3.7 million in 2008 and $3.2 million in 2007, an increase of $543,000 million or 17%.
     For the year ended December 31, 2007, net loan charge-offs amounted to $141.0 million or 1.54% of average loans, an increase of $110.9 million, when compared to $30.1 million or 0.74% of average loans in 2006. The increase in loans charged-off for the year ended December 31, 2007, when compared to the same period in 2006, is mainly attributed to an increase of $104.9 million in loans charged-off by the Company’s asset-based lending unit, formerly known as Westernbank Business Credit Division. Specifically, during 2007, the Company charged off $92.4 million related to the Inyx loan relationship.
     Total consumer loan charge-offs for the year ended December 31, 2007, were $16.1 million, an increase of $3.5 million or 28%, when compared to $12.6 million for the same period in 2006. Such increase is principally attributed to loans charged-off by the Expresso of Westernbank division, the principal component of the consumer loan charge-offs. Loans charged-off by the Expresso of Westernbank division increased from $8.9 million for the year ended December 31, 2006, to $11.0 million for the same period in

2007, an increase of $2.1 million. The average yield of the Expresso of Westernbank loan portfolio was 22.45% at December 31, 2007. Also, the portion of the loan portfolio of Expresso of Westernbank collateralized by real estate at December 31, 2007, already accounts for 24% of the outstanding balance.
     Recoveries made from accounts previously written-off amounted to $3.2 million in 2007 and $5.2 million in 2006, a decrease of $2.0 million or 39%.
     The following table presents the allocation of the allowance for loan losses, the loan portfolio composition percentage and the allowance to total loans ratio in each loan category, as set forth in the “Loans” table above at the end of each year.

	At December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Allowance for loan losses:

Commercial real estate loans (1)	$115,108	$151,403	$46,998	$44,382	$36,306
Residential real estate loans	3,948	4,532	4,654	3,275	407
Construction loans	110,777	117,281	3,616	4,059	3,715
Commercial, industrial and agricultural loans (2)	38,273	51,028	132,144	73,288	18,187
Consumer — secured by real estate	2,787	2,963	2,262	1,276	2,156
Consumer — other	11,196	11,513	9,767	13,154	17,269
Unallocated	—	—	2,739	1,978	2,026

Total allowance for loan losses	$282,089	$338,720	$202,180	$141,412	$80,066

Loan portfolio composition percentages:
Commercial real estate loans	56.99%	58.19%	56.68%	53.98%	52.60%
Residential real estate loans	10.78%	10.16%	11.59%	16.42%	14.66%
Construction loans	16.08%	14.97%	8.26%	6.40%	5.47%
Commercial, industrial and agricultural loans	8.01%	8.92%	14.22%	12.69%	12.82%
Consumer — secured by real estate	5.53%	5.06%	5.11%	6.87%	9.04%
Consumer — other and others	2.61%	2.70%	4.14%	3.64%	5.41%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Allowance to total loans ratio at end of year applicable to:
Commercial real estate loans	2.26%	2.72%	0.95%	1.04%	1.15%
Residential real estate loans	0.41%	0.47%	0.46%	0.25%	0.05%
Construction loans	7.70%	8.21%	0.50%	0.80%	1.13%
Commercial, industrial and agricultural loans	5.34%	5.99%	10.61%	7.30%	2.37%
Consumer — secured by real estate	0.56%	0.61%	0.51%	0.24%	0.40%
Consumer — other and others	4.79%	4.46%	2.70%	4.57%	5.32%
Unallocated (as a percentage of total loans)	0.00%	0.00%	0.03%	0.03%	0.03%

Total loans	3.15%	3.55%	2.31%	1.79%	1.34%

(1)	Includes an allowance of $8.2 million, $17.5 million, $20.7 million, $13.5 million and $3.3 million for the asset based lending division loan portfolio at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(2)	Includes an allowance of $30.3 million, $37.4 million, $129.1 million, $65.9 million and $9.6 million for the asset based lending division loan portfolio at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

     At December 31, 2008, the allowance for possible loan losses was 18.08% of total non-performing loans (“reserve coverage”) compared to 19.07% and 71.87% at December 31, 2007 and 2006, respectively. The decrease since 2006 in the reserve coverage ratio was mainly due to the fact that the increase in non-performing and impaired loans was in portfolios for which the Company’s loan-to-value position was sufficient to cover potential collateral deficiencies. A significant portion of the non-performing loans did not require a specific allowance given the adequacy of collateral coverage. As a consequence, the allowance for loan losses did not increase proportionately with the increase in non-performing loans and the ratio of allowance for possible loan losses to total non-performing loans decreased.
     The allowance for loan losses at December 31, 2008 amounted to $282.1 million, compared to $338.7 million and $202.2 million at December 31, 2007 and 2006, respectively. As a percentage of total loans, the allowance for loan losses amounted to 3.15%, 3.55%, and 2.31% at December 31, 2008, 2007 and 2006, respectively. The Company maintains an allowance for loan losses to absorb probable credit-related losses inherit in its loans receivable portfolio. The allowance for loan losses is affected by net charge-offs, loan portfolio balance, and the provision for loan losses for each period. For the year ended December 31, 2008, when compared to the year ended December 31, 2007, the allowance for loan losses was primarily impacted by $124.1 million of net-charge offs taken during the period, offset in part by a provision for loan losses of $67.5 million taken during the period. The increase in the allowance for credit losses for the year 2007 as compared to 2006 is attributable to the following factors: higher non-performing and impaired loans, higher net loans charged-off and specific reserves during the period, principally in commercial lending loan portfolios, including construction-mortgage, which increased the loan loss factor of this portfolio and its corresponding general allowance; and the overall growth in the Company’s loan portfolio, mainly those of its commercial real estate mortgage and construction mortgage loans portfolio.
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
     As of December 31, 2008 and 2007, Westernbank had commercial loans totaling $122.9 million and $88.1 million, respectively, that met the definition of TDR’s, and therefore have been accounted for as TDR’s. At December 31, 2008, commercial loans accounted for as TDR’s and amounting to $4.8 million were in accrual status, while the remaining $118.1 million were in non-performing status. At December 31, 2007, the $88.1 million commercial TDR loans were in non-performing status.
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
     The following table sets forth information regarding the investment in impaired loans:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Investment in impaired loans:

Covered by a valuation allowance:
Commercial real estate loans (1)	$389,550	$129,159	$215,035	$107,406	$23,908
Construction loans	440,847	396,960	—	—	—
Commercial, industrial and agricultural loans (2)	70,749	395,882	22,267	7,913	6,067

Sub-total	901,146	922,001	237,302	115,319	29,975

Do not require a valuation allowance:
Commercial real estate loans (3)	413,061	469,339	9,912	10,887	—
Construction loans	83,389	83,209	—	—	—
Commercial, industrial and agricultural loans (4)	73,580	313,997	21,513	38,552	24,200

Sub-total	570,030	866,545	31,425	49,439	24,200

Total	$1,471,176	$1,788,546	$268,727	$164,758	$54,175

Valuation allowance for impaired loans:
Commercial real estate loans (5)	$49,121	$31,766	$93,144	$42,350	$6,846
Construction loans	64,903	66,988	—	—	—
Commercial, industrial and agricultural loans (6)	16,994	76,292	5,360	2,187	1,566

	$131,018	$175,046	$98,504	$44,537	$8,412

Percentage of valuation allowance to impaired loans	8.91%	9.79%	36.66%	27.03%	15.53%

	Year ended December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Average investment in impaired loans:
Commercial real estate loans	$890,113	$431,485	$171,449	$45,265	$19,111
Construction loans	494,082	132,683	—	—	—
Commercial, industrial and agricultural loans	213,978	221,932	39,836	32,665	27,398

	$1,598,173	$786,100	$211,285	$77,930	$46,509

Interest collected and recognized as income
on non-performing and impaired loans:
Commercial real estate loans	$12,212	$14,335	$2,920	$—	$—
Construction loans	6,534	—	—	—	—
Commercial, industrial and agricultural loans	4,993	1,705	2,124	743	243

	$23,739	$16,040	$5,044	$743	$243

(1)	Includes $6.5 million, $36.9 million, $42.4 million and $24.8 of loans of the Asset-Based Lending Unit at December 31, 2008, 2007, 2006 and 2005, respectively.

(2)	Includes $111.1 million, $297.8 million, $140.0 million, $80.5 million and $18.5 million of loans of the Asset-Based Lending Unit at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(3)	Includes $38.5 million, $66.8 million, $35.3 million and $14.0 million of loans of the Asset-Based Lending Unit at December 31, 2008, 2007, 2006, and 2005, respectively.

(4)	Includes $101.9 million, $197.0 million, $7.8 million, $91,000 and $87,000 of loans of the Asset-Based Lending Unit at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(5)	Includes $473,000, $6.8 million, $10.3 million and $6.3 million of loans of the Asset-Based Lending Unit at December 31, 2008, 2007, 2006 and 2005, respectively.

(6)	Includes $12.5 million, $24.9 million, $82.8 million, $36.0 million and $6.8 million of loans of the Asset-Based Lending Unit at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.
     The decrease in the investment in impaired loans is the result of the following factors: first, steps taken by the Company since the middle of 2007 to mitigate the overall credit risk underlying the Company loan portfolio, principally the commercial loan portfolio (including construction and asset-based loans), and the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006. This included setting portfolio limits and applying stricter underwriting guidelines, among others. Second, as part of the preparation of the 2007 and 2008 consolidated financial statements, during the second half of 2008 and continuing in 2009, the Company’s internal loan review department examined the entire construction and the asset-based loan portfolios using appraisals, the majority of which were done in 2007 or more recently, for substantially all of the underlying collateral. In addition, the Company’s internal loan review function examined each commercial and C&I loan relationship over $3.0 million using appraisals, the majority of which were done in 2007 or more recently, for each impaired loan. The Company’s determination of valuation allowances was mainly based on a collateral dependant analysis, which reflects the value of the property in its present condition after appropriate deductions for selling costs. The loan loss provision for 2007 includes the incorporation of such appraisals in the calculation of the specific allowances. Although management believes that the current allowance for the commercial and C&I loan portfolios is sufficient, future additions to the allowance may be necessary if economic conditions deteriorate. Since 2007, the Company has taken several steps to mitigate the credit risk underlying its commercial and C&I loan portfolios, including setting portfolio limits and applying stricter underwriting guidelines. The Company’s Internal Loan Review Department (“ILRD”) has also continued to actively participate in the loan classification and determination of loss reserves. In addition, the Bank’s credit monitoring functions, which cover all lending functions, are now required to obtain updated appraisal reports for all adversely classified loans in excess of $1,000,000 and continue to be involved in the credit review analysis process with enhanced communication to both, Management and the Bank’s ILRD.
     During the third quarter of 2008, the Company established procedures through the Company’s Department of the Chief Credit Risk Officer to ensure that appraisal reports are reviewed by a qualified officer independent of the credit function. In addition, during 2009 the Company strengthened its appraiser review function by creating an Appraisal Review Division. This is an independent unit reporting to the Company’s CCRO, staffed with experienced personnel. The Appraisal Review Department responsibilities, among others, include: (1) preparation of engagement and order appraisals; (2) revision of appraisals to ensure that appraised values submitted are properly supported, reasonable, and in compliance with all federal and state regulations, as well as the Company’s policies and procedures; (3) preparation of written review reports; (4) coordination with appraisers for any necessary corrections on appraisals prepared for the Company; and (5) providing advice and assistance to loan officers in the implementation of the Company’s appraisal policy.

INVESTMENTS
     The Company’s investments are managed by the Investment Department. Purchases and sales are required to be reported monthly to the Assets and Liabilities Committee (composed of the entire Board of Directors of the Company, the Chief Financial Officer, the Chief Operating Officer, the Treasurer and Chief Investment Officer of Westernbank, and the Chief Accounting Officer).
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
     Federal funds sold and resell agreements amounted to $336.7 million and $550.0 million, respectively, at December 31, 2007. Federal funds sold mature within five business days, while resell agreements mature as follows: $200.0 million in 2009; and $350.0 million in 2010. At December 31, 2008, there were no federal funds sold or resell agreements outstanding. The Company monitors the fair value of the underlying securities as compared to the related receivable balances of the resell agreement, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls below the collateral requirement. At December 31, 2007, the fair value of the underlying collateral for resell agreements amounted to $586.6 million.
     The Company’s investment portfolio as of December 31, 2008 amounted to $4.7 billion, a decrease of $2.4 billion and $2.3 billion when compared with the investment portfolio of $7.1 billion and $7.0 billion as of December 31, 2007 and 2006, respectively. The decrease in the Company’s investment portfolio is mainly the result of the Company’s strategy to deleverage its balance sheet in order to strengthen regulatory capital ratios. As part of the Company’s strategy to strengthen regulatory capital ratios, the Company also shifted the composition of its investment portfolio from callable agency securities with a risk-weight of 20% to GNMA mortgage-backed securities and collateralized mortgage obligations with a risk-weight of 0% during 2008.

     The following table presents the carrying value of investments at December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Held to maturity :
US Government and agencies obligations (USGO’s)	$372,311	$5,927,530	$6,314,091
Puerto Rico Government and agencies obligations (PRGO’s)	13,312	10,207	11,663
Corporate notes	21,436	21,436	21,433
Mortgage-backed securities	630,911	639,024	660,392

Total	1,037,970	6,598,197	7,007,579

Available for sale:
USGO’s	307,880	—	—
PRGO’s	11,456	15,305	18,050
Mortgage-backed securities	3,347,993	461,790	—
Equity securities — common stock	2,912	1,906	2,491

Total	3,670,241	479,001	20,541

Total investments	$4,708,211	$7,077,198	$7,028,120

     Mortgage-backed securities at December 31, 2008, 2007 and 2006, consist of:

	2008	2007	2006
	(In thousands)
Available for sale:
Collateralized mortgage obligations (CMO’s) issued or guaranteed by the Government National Mortgage Association (GNMA)	$2,953,904	$—	$—
CMO’s issued or guaranteed by the Federal National Mortgage Association (FNMA)	380,439	445,478	—
CMO’s issued or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC)	13,650	16,312	—

Total available for sale	3,347,993	461,790	—

Held to maturity:
GNMA certificates	5,574	6,254	7,140
FHLMC certificates	1,942	2,444	3,055
FNMA certificates	2,691	3,014	3,358
CMO’s certificates issued or guaranteed by FHLMC	551,802	556,547	573,735
CMO’s certificates issued or guaranteed by FNMA	68,902	70,765	73,104

Total held to maturity	630,911	639,024	660,392

Total mortgage-backed securities	$3,978,904	$1,100,814	$660,392

     The following table states the name of issuers, and the aggregate amortized cost and fair value of the securities of such issuers (includes available for sale and held to maturity securities), when the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity at December 31, 2008 and 2007. This information excludes securities of the U.S. and P.R. Government. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies that are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer and include debt and mortgage-backed securities.

	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)
GNMA	$2,990,112	$2,959,670	$6,254	$6,417
FHLMC	568,072	551,284	775,469	721,484
FNMA	467,085	452,057	524,515	516,091
FHLB	677,470	679,883	5,625,984	5,617,919
     The carrying amount of investment securities at December 31, 2008, by contractual maturity (excluding mortgage-backed securities), are shown below:

	Carrying	Weighted
	amount	average yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$465,140	2.75%
Due after one year through five years	215,051	4.14

	680,191	3.19

Puerto Rico Government and agencies obligations:
Due within one year	470	3.80
Due after one year through five years	23,803	4.10
Due after five years through ten years	495	4.86

	24,768	4.11

Other:
Due after ten years	21,436	8.33

Total	726,395	3.37

Mortgage-backed securities	3,978,904	3.88
Equity securities	2,912	1.67

Total	$4,708,211	3.80%

     The Company’s investment portfolio at December 31, 2008, had an average contractual maturity of 25 months, when compared to an average maturity of 21 months at December 31, 2007. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2008, had a remaining average maturity of seven months. During the first half of 2008, approximately $5.5 billion of U.S. Government agency notes with an average yield of 3.97% were called. The Company reinvested part of the proceeds in U.S. Government agency notes, mortgage-backed securities, and collateralized mortgage obligations amounting to approximately $3.30 billion at an average yield of 4.12% during the first half of 2008.

     During the quarter ended June 30, 2006, management concluded that certain held to maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21.6 million were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20.6 million. In addition, during the quarters ended December 31, 2007 and 2006, the Company recorded an other than temporary impairment loss of $585,000 and $750,000, respectively, on its equity securities available for sale.
     The Company’s investment portfolio as of December 31, 2008, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by FHLMC, FNMA or GNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of December 31, 2008. In addition, the Company does not have investments in residual tranches.
     At December 31, 2008 and 2007, the significant unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at December 31, 2008 and 2007, all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. In addition, the held to maturity PRGO’s continue to be rated as investment grade as of December 31, 2008. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2008 and 2007. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $69.5 million and $72.6 million at December 31, 2008 and 2007, respectively, a decrease of $3.0 million. As management has the ability and intent to hold debt securities until maturity, or for the foreseeable future, if classified as available for sale, no declines are deemed to be other-than-temporary at December 31, 2008 and 2007.
DEPOSITS
     Westernbank offers a diversified choice of deposit accounts. At December 31, 2008, total deposits, including brokered deposits, amounted to $11.0 billion, an increase of $505.7 million or 5% compared to a balance of $10.5 billion at December 31, 2007. The increase is mainly attributed to an increase in brokered deposits, offset in part to decreases in retail deposits. The Company’s brokered deposits at December 31, 2008 amounted to $8.6 billion, an increase of $696.0 million or 9% as compared to balances of $7.9 billion at December 31, 2007. The increase was a result of the Company’s strategy to increase its liquidity position in light of financial market conditions. In connection with its asset/liability management, the Company uses brokered deposits since these deposits provide the flexibility of selecting short, medium and long term maturities to better match the Company’s asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered under many circumstances to be a less stable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as Westernbank, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposit instability given that these accounts have historically been a stable source of funds.
     The Company offers deposits accounts through its retail branch network. Retail deposits are principally attracted from retail and commercial customers in Puerto Rico, the Company’s primary market area, through the offering of a broad selection of deposit instruments, including passbook, negotiable order of withdrawal, or NOW, and Super NOW, checking and commercial checking accounts and time deposits. Savings deposits decreased from $711.0 million as of December 31, 2007, to $670.2 million as of December 31, 2008, a decrease of $40.8 million or 6%. Other deposits, including related accrued interest, decreased from $2.0 billion as of December 31, 2007, to $1.7 billion as of December 31, 2008, a decrease of $296.6 million or 15%.

     At December 31, 2008, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$136,476
over 3 months through 6 months	73,269
over 6 months through 12 months	119,943
over 12 months	119,433

Total	$449,121

     The following table sets forth the average amount and the average rate paid on the following deposit categories for the years ended December 31:

	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	amount	rate	amount	rate	amount	rate
			(Dollars in thousands)
Time deposits	$9,193,418	4.74%	$8,543,989	5.17%	$7,305,932	4.72%
Savings deposits	702,807	1.75%	706,989	2.11%	755,800	2.06%
Interest bearing demand deposits	340,708	1.99%	279,992	2.46%	279,886	2.08%
Noninterest bearing demand deposits	399,411	—	407,998	—	429,913	—

	$10,636,344	4.28%	$9,938,968	4.66%	$8,771,531	4.17%

BORROWINGS
     The following table sets forth the borrowings of the Company at the dates indicated:

	December 31,
	2008	2007	2006
	(In thousands)
Federal funds purchased and repurchase agreements (1)	$3,204,142	$6,146,693	$6,320,481
Advances from Federal Home Loan Bank (FHLB)	42,000	102,000	127,000
Mortgage note payable	34,932	35,465	35,968

	$3,281,074	$6,284,158	$6,483,449

(1)	Federal funds purchased amounted to $100.0 million at December 31, 2007, at a weighted average interest rate of 4.44%, and mature the next business day. No such borrowings were outstanding at December 31, 2008 and 2006.
     Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $3.2 billion in repurchase agreements outstanding at December 31, 2008, at a weighted average interest rate of 3.77%. Repurchase agreements outstanding as of December 31, 2008, mature as follows: $779.1 million within 30 days; $603.5 million within 31 days to one year; $1.6 billion in 2010; and $224.5 million in 2012.
     Westernbank also obtains advances from FHLB of New York. As of December 31, 2008, Westernbank had $42.0 million in outstanding FHLB advances at a weighted average interest rate of 5.87%. Advances from FHLB mature in 2010.

     At December 31, 2008, the Company had outstanding $2.4 billion in repurchase agreements for which the counterparties have the option to terminate the agreements at the first anniversary date and at each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $380.0 million at December 31, 2008, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase agreements and derivative transactions. Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty to the Company on certain interest rate swap and cap agreements guaranteed by LBHI. The filing of bankruptcy by LBHI was an event of default under the agreements. On September 19, 2008, the Company terminated all agreements with LBSF and replaced them with another counterparty under similar terms and conditions. In connection with such termination, the Company has an unsecured counterparty exposure with LBSF of approximately $484,600. This unsecured exposure was written-off during the third quarter of 2008.
     In addition, Lehman Brothers Inc. (“LBI”) was the counterparty to the Company on certain sale of securities under agreements to repurchase. On September 19, 2008, LBI was placed in a Securities Investor Protection Act (“SIPA”) liquidation proceeding after the filing for bankruptcy of its parent LBHI. The filing of the SIPA liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. The termination of the agreements caused the Company to recognize the unrealized loss on the value of the securities subject to the agreements, resulting in a $3.3 million charge during the third quarter of 2008. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which the value of Westernbank securities delivered to LBI exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claims with the trustee in LBI’s SIPA liquidation proceeding. On June 1, 2009, Westernbank filed amended customer claims with the trustee. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5, “Accounting for Contingencies”, and related pronouncements. In making this determination, management consulted with legal counsel and technical experts. As a result of its evaluation, the Company recognized a loss of $13.9 million against the $139.2 million owed by LBI as of December 31, 2008. Determining the loss amount required management to use considerable judgment and assumptions, and is based on the facts currently available. As additional information on the LBI’s SIPA liquidation proceeding becomes available, the Company may need to recognize additional losses. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.
     At December 31, 2008, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding a $34.9 million mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note would have borne interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico. On July 12, 2009, Westernbank World Plaza, Inc. exercised the prepayment option and paid off the mortgage in full, thereby cancelling the mortgage note.

     A summary of short-term borrowings, including federal funds purchased, repurchase agreements and advances from Federal Home Loan Bank, and interest rates at and for the years ended December 31, are indicated below:

	2008	2007	2006
		(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$—	$100,000	$—
Weighted-average interest rate at year end	—%	4.44%	—%
Monthly average outstanding balance	$7,692	$24,308	$3,077
Weighted-average interest rate for the year	4.44%	5.17%	4.69%
Maximum month-end balance	$—	$100,000	$40,000

Repurchase agreements:
Balance at end of year	$779,142	$1,364,075	$1,070,582
Weighted-average interest rate at year end	1.20%	4.85%	5.33%
Monthly average outstanding balance	$1,001,358	$1,497,932	$1,731,600
Weighted-average interest rate for the year	2.64%	5.19%	4.97%
Maximum month-end balance	$1,559,157	$2,771,592	$2,282,650

Advances from FHLB:
Balance at end of year	$—	$60,000	$25,000
Weighted-average interest rate at year end	—%	4.52%	5.43%
Monthly average outstanding balance	$14,923	$29,615	$33,462
Weighted-average interest rate for the year	3.65%	4.99%	5.01%
Maximum month-end balance	$58,000	$60,000	$50,000

Borrowings under line of credit:
Balance at end of year	$—	$—	$—
Weighted-average interest rate at year end	—%	—%	—%
Monthly average outstanding balance	$—	$15,158	$—
Weighted-average interest rate for the year	—%	6.00%	—%
Maximum month-end balance	$—	$34,030	$—

Total short-term borrowings:
Balance at end of year	$779,142	$1,524,075	$1,095,582
Weighted-average interest rate at year end	1.20%	4.81%	5.33%
Monthly average outstanding balance	$1,023,973	$1,567,013	$1,768,139
Weighted-average interest rate for the year	2.67%	5.19%	4.97%
Maximum month-end balance	$1,617,157	$2,865,622	$2,322,650
STOCKHOLDERS’ EQUITY
     Stockholders’ equity decreased to $915.4 million as of December 31, 2008, compared to $996.2 million in 2007 and $1.1 billion in 2006. The 2008 decrease resulted principally from the combination of the Company’s net loss of $5.5 million for year 2008, dividends declared of $8.2 million and $36.9 million on the Company’s common and preferred shares, respectively, and a $35.9 million other comprehensive loss, net of tax on available for sale securities recognized during the year as a result of increases in interest rates during 2008 and the cumulative effect of the adoption of SFAS No. 159 on January 1, 2008, which resulted in a credit to retained earnings of $5.3 million. The 2007 decrease, as compared to 2006, resulted principally from the combination of the net loss of $68.3 million generated during the year ended December 31, 2007, dividends declared during the year 2007 of $31.3 million and $36.9 million on the Company’s common and preferred shares, respectively, and the cumulative effect of the adoption of FIN No. 48 on January 1, 2007 which resulted in a charge to retained earnings of $10.6 million.

     During 2007 and 2006, the Company issued 8,404 and 7,521 shares of common stock, respectively, upon the exercise of stock options by several of the Company’s executive officers. Proceeds from the exercise of stock options during the years ended December 31, 2007 and 2006 amounted to $1.2 million and $1.1 million, respectively. No stock options were exercised during 2008.
     The number of common shares outstanding (as adjusted) increased from 3,289,734 at December 31, 2006, to 3,298,138 at December 31, 2007, as a result of the issuance of 8,404 common shares (as adjusted) from the exercise of stock options.
     On November 7, 2008, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split at a specific ratio to be determined by the Board of Directors in its sole discretion within the range of one-for-ten to one-for-fifty, inclusive. On November 14, 2008, the Company announced that its Board of Directors has established a ratio of one share-for-every fifty shares of the outstanding common stock for the Company’s proposed reverse stock split of all outstanding shares of the Company’s common stock to become effective December 1, 2008. All financial statement data and references to average number of shares outstanding, per share amounts, common shares issued and stock option information have been retrospectively adjusted to reflect the reverse stock split.
REGULATORY CAPITAL RATIOS
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
     At December 31, 2008, the Company and Westernbank were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company and state non-member bank, respectively, (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%) to be considered a well capitalized institution.
     As of December 31, 2008, Westernbank was considered well-capitalized for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the FDICIA. To be considered a well-capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10%, and not be subject to any written agreement or directive to meet a specific capital ratio. At December 31, 2008, Westernbank’s Leverage Ratio, Tier 1 Capital Ratio and Total Capital Ratio were 5.19%, 8.81%, and 10.09%, respectively.
     In May 2009, Westernbank entered into (i) a Consent Order (the “Consent Order”) with the FDIC and the OCIF and the Company entered into (ii) a Written Agreement with the Board of Governors of the Federal Reserve System (the “Written Agreement”, and, together with the Consent Order, the “Orders”). The Orders build on the informal agreement which Westernbank entered into with the FDIC in February of 2008. By virtue of having a capital directive within the Consent Orders, Westernbank is deemed adequately capitalized as of the date of the Consent Order. For a detailed description of these orders, please refer to Part I, Item 1, “Business-Recent Significant Events”, in this Annual Report on Form 10-K.
     On February 17, 2009, the Company’s Board of Directors voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, so as to maintain the Company’s capital position.

     The Company’s and Westernbank’s actual capital amounts and ratios as of December 31, 2008 and 2007, are also presented in the table below:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:

Total Capital to Risk Weighted Assets:
Consolidated	$948,259	10.24%	$741,081	8%	N/A	N/A
Westernbank	933,042	10.09	740,110	8	$925,137	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$830,412	8.96%	$370,541	4%	N/A	N/A
Westernbank	815,344	8.81	370,055	4	$555,082	6%

Tier I Capital to Average Assets:
Consolidated	$830,412	5.26%	$631,134	4%	N/A	N/A
Westernbank	815,344	5.19	628,808	4	$786,010	5%

As of December 31, 2007:

Total Capital to Risk Weighted Assets:
Consolidated	$1,028,775	9.06%	$908,293	8%	N/A	N/A
Westernbank	1,008,782	8.89	907,287	8	$1,134,109	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$884,424	7.79%	$454,146	4%	N/A	N/A
Westernbank	864,605	7.62	453,585	4	$680,377	6%

Tier I Capital to Average Assets:
Consolidated	$884,424	4.90%	$721,576	4%	N/A	N/A
Westernbank	864,605	4.82	718,115	4	$897,644	5%
     The increase in regulatory capital ratios in 2008 is mainly attributed to the Company’s decision to deleverage its balance sheet and the Company’s decision to shift the composition of its investment portfolio from investments carrying 20% risk-weight, mainly agency securities, to investments carrying 0% risk-weight, mainly GNMA mortgage-backed securities and collateralized mortgage obligations.
     In December 2007, the Company made a $60.0 million capital infusion to Westernbank.
     During the third quarter of 2009, to strengthen Westernbank’s regulatory capital ratios, the Company transferred to Westernbank from its investment portfolio certain securities that yielded a capital infusion of $13.5 million to Westernbank.

     The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. Furthermore, the Company’s ability to pay dividend is restricted by the Orders entered into the Board of Governors of the Federal Reserve System, the FDIC and the OCIF.
     The principal source of income and funds for the Company are dividends from its subsidiaries. Federal and Puerto Rico banking regulations place certain restrictions on dividends paid and loans or advances made by Westernbank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of Westernbank, and loans or advances are limited to 10 percent of Westernbank’s capital stock and surplus on a secured basis. On February 17, 2009, the Company and Westernbank’s Boards of Directors adopted a resolution to suspend the payment of dividends on Westernbank’s common stock and on the Company’s common shares and all of the outstanding series of its preferred shares, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, as a measured to strengthen the Company and Westernbank’s capital positions.
     For further discussion, refer to “Part I, Item 1, Business — Supervision and Regulation — Dividend Restrictions” in this Annual Report on Form 10-K.
BUSINESS SEGMENT REVIEW
     The Company’s management monitors and manages the financial performance of three reportable business segments, the traditional banking operations of Westernbank, the activities of the division known as Westernbank International, which includes the activities of Westernbank Financial Center Corp. (“Westernbank International”) and the activities of the Asset-Based Lending Unit, formerly known as Westernbank Business Credit, which specializes in asset-based commercial business lending. Other operations of the Company not reportable in those segments include: Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income (loss) of its two wholly-owned subsidiaries.
     Management determined the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational structure by divisions, nature of the products, distribution channels, and the economic characteristics of the products were also considered in the determination of the reportable segments. The Company evaluates performance based on net interest income and other income. Operating expenses and the provision for income taxes are analyzed on a combined basis. The accounting policies of the segments are the same as those described in Note 1 “Organization and Summary of Accounting Policies” and Note 23 “Segment Information” of the consolidated financial statements, included herein in Part II, Item 8.
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
     The highlights of the Westernbank Puerto Rico segment’s financial results for the years ended December 31, 2008, 2007, and 2006 include the following:

•	Total net interest income and noninterest income for the year ended December 31, 2008 was $123.2 million compared to $20.7 million and $262.6 million for the years ended December 31, 2007 and 2006, respectively. Variances were mainly due to the provision for loan losses for years 2008 and 2007, as discussed below.

•	Net interest income for the year ended December 31, 2008 was $107.3 million compared to $233.3 million and $237.8 million for the years ended December 31, 2007 and 2006, respectively. The decrease in net interest income for the year 2008 as compared to 2007 was mainly due to lower net-yield earned on interest-earning assets, mainly due to the repricing of commercial loans in a lower rate environment, higher average non-performing loans, and lower yields on the investment portfolio, including average mortgage-backed securities and average money market instruments, coupled with a decrease of interest-earning assets due to the Company’s decision to deleverage its balance sheet to strengthen regulatory capital ratios. The decrease in net interest income for the year 2007 as compared to 2006 was primarily attributable to a reduction in the net yield earned on interest-earning assets, offset in part by an increase in the average balance on interest-earning assets.

•	The provision for loan losses for the year ended December 31, 2008 was $40.3 million compared to $251.5 million and $4.8 million for the years ended December 31, 2007 and 2006, respectively. The decrease in the provision for loan losses for 2008 is the result of the following factors: steps taken by the Westernbank since the middle of 2007 to mitigate the overall credit risks underlying its commercial loan portfolio in light of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006. These steps included segregating origination, underwriting and credit administration functions, setting portfolio limits and applying stricter underwriting guidelines, among others. In addition, as part of the preparation of the 2007 and 2008 consolidated financial statements, during the second half of 2008 and continuing in 2009, the Company’s internal loan review function examined the entire construction and commercial loan relationships over $3.0 million using appraisals, the majority of which were done in 2007 or more recently, for each impaired loan. The Company’s determination of valuation allowances was mainly based on a collateral dependant analysis, which reflects the value of the property in its present condition after appropriate deductions for selling costs. The loan loss provision for 2007 included the incorporation of such appraisals in the calculation of the specific allowances. Another factor includes that, as a result of the strategies adopted by the Company since the middle of 2007, the Company has been able to reduce the outstanding principal balance of Westernbank’s loan portfolio by $383.4 million, from $8.6 billion at December 31, 2007, to $8.2 billion at December 31, 2008. The increase in the provision for loan losses for 2007, when compared to 2006, is mainly attributable to higher non-performing and impaired loans coupled with higher net loans charged-off and specific reserves recognized during the period in the segment commercial and construction loan portfolios due to the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006.

•	Noninterest income for the year ended December 31, 2008 was $55.3 million compared to $39.3 million and $29.4 million for the years ended December 31, 2007 and 2006, respectively. The increase in noninterest income for 2008, as compared to 2007, was mainly the result of an increase of $13.1 million in net gain (loss) on sales of loans, securities and others. During 2008, the Company sold certain land lots originally held for future branch development and recognized a gain on sale of $14.7 million. The increase in noninterest income for 2007, as compared to 2006, was driven by an increase of $7.4 million in service fees and other fees and commissions due to higher activity resulting from the Company’s overall growing volume of business, and an increase of $1.9 million on net gain on sales and valuation of loans, securities, and other assets.

Westernbank International
     Westernbank International operates as an IBE under the International Banking Center Regulatory Act. Westernbank Financial Center Corp. was incorporated to carry out commercial lending and other related activities in the United States of America and commenced operations in February 2007. The operations of Westernbank Financial Center Corp. were closed in the third quarter of 2008. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2008 and 2007, and for the three-year period ended December 31, 2008, substantially all of Westernbank International’s business activities consisted of investments in securities by the U.S. Government or U.S. sponsored agencies, money market instruments with entities located in the United States, and certain asset-based loans originated by the Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division. Investment securities held by Westernbank International amounted to $1.9 billion and $2.4 billion at December 31, 2008 and 2007, respectively. These securities principally consisted of investment in U.S. Government agencies, FHLMC and FNMA. There are no investments in residual tranches. At December 31, 2008 and 2007, management concluded that there was no other-than-temporary impairment on Westernbank International’s investment securities portfolio.
     Westernbank International made use of securities sold under agreements to repurchase in order to obtain funding, primarily through investment banks and brokerage firms. Securities sold under agreements to repurchase are collateralized with investment securities. Westernbank International had $1.4 billion in securities sold under agreements to repurchase outstanding at December 31, 2008, at a weighted average interest rate of 3.2%. Westernbank International securities sold under agreements to repurchase outstanding as of December 31, 2008, mature as follows: $505.0 million within 30 days; $298.0 million within 31 days to one year; $338.5 million in 2010; and $224.5 million in 2012.
     The highlights of the Westernbank International segment’s financial results for the years ended December 31, 2008, 2007, and 2006 include the following:

•	Total net interest income and noninterest income (loss) for the year ended December 31, 2008 was $21.0 million compared to an income of $12.0 million and a loss of $21.1 million for the years ended December 31, 2007 and 2006, respectively. The increase for 2008, when compared to previous year, was primarily attributable to a lower interest expense due to a decrease in the average balance of securities sold under agreements, coupled with a decrease in the provision for loan losses. The variance in 2007, when compared to 2006, was due to a lower provision for loan losses.

•	Net interest income for the year ended December 31, 2008 was $20.9 million compared to $15.1 million and $19.4 million for the years ended December 31, 2007 and 2006, respectively. The increase in net interest income for year 2008, as compared to 2007, was mainly due to a decrease in interest expense due to a decrease in the average balance of high-cost securities sold under agreements to repurchase, which caused the segment’s net yield-earned on interest-earning assets to increase. The decrease in net interest income for the year 2007, when compared to the previous year, was primarily attributable to a reduction in the net yield earned on net interest-earning assets, offset in part by an increase in the average balance on net interest-earning assets.
•	The provision (credit) for loan losses for the year ended December 31, 2008 was $(1.5) million compared to $3.7 million and $41.4 million for the years ended December 31, 2007 and 2006, respectively. The positive variance in 2008, as compared to 2007, was due to the payoff of the entire loan portfolio of Westernbank International during 2008. The decrease of $37.7 million in the provision for loan losses for 2007, as compared to 2006, was mainly the result of significant specific allowances taken on non-performing and impaired loan relationships during 2006. During the year ended December 31, 2006, the Company established valuation allowances for certain classified asset based loan relationships.
•	Noninterest income (loss) for the year ended December 31, 2008 was $(1.4) million compared to $592,000 and $858,000 for the years ended December 31, 2007 and 2006, respectively. The negative variance in noninterest income for the year ended December 31, 2008, when compared to the same period in 2007, was mainly the result of a $1.5 million loss in the sale of certain investment securities. The sale of investment securities was part of the Company’s decision to deleverage its balance sheet to strengthen regulatory capital ratios.. The fluctuation in noninterest income for the year 2007, when compared to 2006, was mainly attributable to services and other charges on loans based on the level of loan activity in the segment.
Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division
     The business activities of the Asset-Based Lending Unit consist of commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment. Loans receivable, net held by Asset-Based Lending Unit, as of December 31, 2008 and 2007 amounted to $743.4 million and $899.1 million, respectively.
     The highlights of the Asset-Based Lending Unit segment’s financial results for the years ended December 31, 2008, 2007, and 2006 include the following:
•	Total net interest income and noninterest income (loss) for the year ended December 31, 2008 was $(16.9) million compared to an income of $10.4 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively. The negative variance in 2008 when compared to 2007 was mainly attributable to a reduction of net interest income due principally to a reduction in net yield on interest-earning assets. In 2007, the segment total net interest income and noninterest income increased by $7.7 million when compared to 2006 mainly due to a reduction in the provision for loan losses.
•	Net interest income for the year ended December 31, 2008 was $10.1 million compared to $30.2 million and $44.9 million for the years ended December 31, 2007 and 2006, respectively. The decrease in net interest income for years 2008 and 2007, as compared to 2007 and 2006, respectively, was primarily attributable to a reduction in the net yield earned on interest-earning assets coupled with a decrease in the average balance on interest-earning assets.
•	The provision for loan losses for the year ended December 31, 2008 amounted to $28.7 million, excluding the provision (credit) for loan losses for those asset-based loans held by Westernbank International, an increase of $6.3 million, when compared to 2007. The increase is the result of slight increases in the specific allowance taken on certain non-performing and impaired loan relationships. The provision for loan losses for the year ended December 31, 2007 was $22.4 million compared to $44.8 million for the year ended December 31, 2006. The decrease in provision for loan losses for 2007 was mainly the result of significant specific allowances taken on non-performing and impaired loan relationships during 2006.
•	Noninterest income for the year ended December 31, 2008, 2007, and 2006 was $1.7 million, $2.6 million, and $2.6 million, respectively. The decrease in noninterest income is the result of lower service and other charges on loans due to a decrease in the loan portfolio of the Asset-Based Lending Unit.
     Substantially all of the Company’s business activities are with customers located in the United States of America and its territories (mainly in the Commonwealth of Puerto Rico). Revenues from external customers attributed to all foreign countries (Canada and United Kingdom) amounted to $603,000 and $1,556,000 for the years ended December 31, 2007 and 2006, respectively, and none for the year ended December 31, 2008. In addition, all of the Company’s long-lived assets are located in Puerto Rico.
QUARTERLY FINANCIAL INFORMATION
     The following tables summarize the Company’s condensed consolidated financial condition and results of operations for each of the quarters of the years ended December 31, 2008, 2007 and 2006.

2008 Quarterly Condensed Consolidated Statements of Operations (Unaudited)

	For the 2008 three months ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in thousands, except per share data)
Interest income:
Loans, including loan fees	$156,473	$142,115	$141,897	$129,048
Investment securities	46,383	22,645	19,596	13,393
Mortgage-backed securities	11,463	29,507	37,639	36,811
Money market instruments	8,154	4,753	4,513	1,903

Total interest income	222,473	199,020	203,645	181,155

Interest expense:
Deposits	118,065	111,762	112,536	112,950
Federal funds purchased and repurchase agreements	59,720	53,777	52,051	39,528
Advances from Federal Home Loan Bank	1,044	677	630	629

Total interest expense	178,829	166,216	165,217	153,107

Net interest income	43,644	32,804	38,428	28,048
Provision for loan losses	14,957	14,346	15,382	22,821

Net interest income after provision for loan losses	28,687	18,458	23,046	5,227

Noninterest income:
Service and other charges on loans	2,485	2,717	2,549	2,613
Service charges on deposit accounts	3,069	2,983	2,851	2,809
Other fees and commissions	5,802	5,687	5,504	4,865
Net gain (loss) on derivative instruments and deposits measured at fair value	(544)	1,766	1,622	281
Net gain (loss) on sales and valuation of loans, securities, and other assets	836	13,493	(2,655)	1,922

Total noninterest income	11,648	26,646	9,871	12,490

Total net interest income and noninterest income	40,335	45,104	32,917	17,717

Noninterest expenses:
Salaries and employees’ benefits	16,947	15,915	17,064	15,265
Equipment	3,458	3,341	3,337	3,732
Deposit insurance premium and supervisory examination	2,894	3,727	3,957	5,806
Occupancy	2,545	2,757	2,601	2,683
Advertising	2,832	1,461	1,650	1,152
Professional Fees	5,470	2,625	5,848	5,902
Provision for claim receivable	—	—	485	13,921
Other	10,891	11,922	11,124	14,497

Total noninterest expenses	45,037	41,748	46,066	62,958

Income (loss) before provision (credit) for income taxes	(4,702)	3,356	(13,149)	(45,241)

Provision (credit) for income taxes:
Current	(33,314)	760	189	471
Deferred credit	(4,000)	1,498	(2,259)	(17,631)

Total provision (credit) for income taxes	(37,314)	2,258	(2,070)	(17,160)

Net income (loss)	32,612	1,098	(11,079)	(28,081)
Less dividends to preferred stockholders	9,228	9,228	9,228	9,226

Income (loss) attributable to common stockholders	$23,384	$(8,130)	$(20,307)	$(37,307)

Share Data:
Basic earnings (loss) per common share (1)	$7.09	$(2.46)	$(6.16)	$(11.31)

Diluted earnings (loss) per common share (1)	$7.08	$(2.46)	$(6.16)	$(11.31)

Cash dividends declared on common stock (1)	$2,061	$2,062	$2,061	$2,061

Cash dividends declared per common share (1)	$0.62	$0.63	$0.62	$0.62

Weighted average number of common shares outstanding (1)	3,298	3,298	3,298	3,298

Weighted average number of common shares outstanding on a diluted basis (1)	3,298	3,298	3,298	3,298

Dividend payout ratio (1)	8.81%	(25.36)%	(10.15)%	(5.52)%

(1)	Adjusted to reflect a one-for-fifty reverse stock split declared on November 7, 2008 and effective on December 1, 2008.

2007 Quarterly Condensed Consolidated Statements of Operations (Unaudited)

	For the 2007 three months ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in thousands, except per share data)
Interest Income:
Loans, including loan fees	$180,568	$183,090	$182,327	$177,780
Investment securities	66,522	66,570	64,660	62,548
Mortgage-backed securities	6,931	11,941	13,574	12,845
Money market instruments	10,120	9,846	10,354	10,513

Total interest income	264,141	271,447	270,915	263,686

Interest Expense:
Deposits	107,506	114,036	118,802	122,954
Federal funds purchased and repurchase agreements	76,224	80,927	82,203	75,676
Advances from Federal Home Loan Bank	1,455	1,432	1,444	1,360
Borrowings under line of credit	272	499	336	—

Total interest expense	185,457	196,894	202,785	199,990

Net interest income	78,684	74,553	68,130	63,696
Provision for loan losses	34,481	73,404	21,703	147,974

Net interest income (loss) after provision for loan losses	44,203	1,149	46,427	(84,278)

Noninterest income:
Service and other charges on loans	3,211	3,418	2,768	3,290
Service charges on deposit accounts	2,930	3,073	3,262	3,132
Other fees and commissions	3,962	4,774	6,143	5,434
Net gain (loss) on derivative instruments	640	(1,165)	816	1,017
Net gain (loss) on sales and valuation of loans, securities and other assets	265	1,031	273	(476)

Total noninterest income	11,008	11,131	13,262	12,397

Noninterest expenses:
Salaries and employees’ benefits	15,418	14,861	14,434	15,723
Equipment	3,194	3,149	3,385	3,516
Deposits insurance premium and supervisory examination	1,985	3,138	2,882	2,393
Occupancy	2,199	2,297	2,486	2,401
Advertising	2,194	1,824	1,850	2,773
Professional fees	1,376	1,228	8,502	6,778
Other	8,647	9,311	11,131	14,334

Total noninterest expenses	35,013	35,808	44,670	47,918

Income (Loss) before provision for income taxes	20,198	(23,528)	15,019	(119,799)

Provision (credit) for income taxes:
Current	13,816	13,202	9,082	(2,262)
Deferred credit	(6,325)	(16,677)	(4,279)	(46,329)

Total provision (credit) for income taxes	7,491	(3,475)	4,803	(48,591)

Net Income (Loss)	12,707	(20,053)	10,216	(71,208)
Less dividends to preferred stockholders	9,228	9,227	9,228	9,227

Income (Loss) attributable to common stockholders	$3,479	$(29,280)	$988	$(80,435)

Share data:
Basic earnings (loss) per common share (1)	$1.06	$(8.88)	$0.30	$(24.39)
Diluted earnings (loss) per common share (1)	$1.04	$(8.88)	$0.30	$(24.39)
Cash dividends declared per common share (1)	$2.37	$2.38	$2.38	$2.38
Weighted average number of common shares outstanding (1)	3,294	3,298	3,298	3,298
Weighted average number of common shares outstanding on a fully diluted basis (1)	3,351	3,298	3,298	3,298
Dividend payout ratio	224.98%	(26.76)%	934.01%	(9.74)%

(1)	Adjusted to reflect a one-for-fifty reverse stock split declared on November 7, 2008 and effective on December 1, 2008.

2006 Quarterly Condensed Consolidated Statements of Operations (Unaudited)

	For the 2006 three months ended
	March 31	June 30	September 30	December 31
	(Dollars and shares in thousands, except per share data)
Interest income:
Loans, including loan fees	$147,593	$157,993	$172,366	$183,143
Investment securities	64,896	65,721	65,562	65,792
Mortgage-backed securities	7,278	7,180	7,036	6,995
Money market instruments	8,936	9,698	10,409	9,192

Total interest income	228,703	240,592	255,373	265,122

Interest expense:
Deposits	79,478	88,844	96,693	101,048
Federal funds purchased and repurchase agreements	70,830	76,058	80,184	80,391
Advances from Federal Home Loan Bank	2,061	2,147	2,169	1,516

Total interest expense	152,369	167,049	179,046	182,955

Net interest income	76,334	73,543	76,327	82,167
Provision for loan losses	7,606	17,722	37,819	27,733

Net interest income after provision for loan losses	68,728	55,821	38,508	54,434

Noninterest income:
Service and other charges on loans	2,954	3,182	3,015	3,376
Service charges on deposit accounts	2,258	2,464	2,555	2,699
Other fees and commissions	3,452	3,703	3,832	4,117
Net gain (loss) on derivative instruments	353	(793)	585	487
Net gain (loss) on sales and valuation of loans, securities and other assets	167	(922)	204	(590)

Total noninterest income	9,184	7,634	10,191	10,089

Noninterest expenses:
Salaries and employees’ benefits	13,659	13,347	12,561	14,811
Equipment	2,648	2,759	3,145	3,058
Deposits insurance premium and supervisory examination	893	902	963	1,012
Occupancy	1,974	2,055	2,213	2,240
Advertising	2,798	2,485	1,732	2,125
Professional fees	396	374	1,018	2,031
Other	7,043	8,701	8,805	8,770

Total noninterest expenses	29,411	30,623	30,437	34,047

Income before provision for income taxes	48,501	32,832	18,262	30,476

Provision for income taxes:
Current	17,223	17,387	23,554	18,435
Deferred credit	(281)	(1,742)	(5,234)	1,150

Total provision for income taxes	16,942	15,645	18,320	19,585

Net income (loss)	31,559	17,187	(58)	10,891
Less dividends to preferred stockholders	9,229	9,228	9,228	9,226

Income (Loss) attributable to common stockholders	$22,330	$7,959	$(9,286)	$1,665

Share data:
Basic earnings (loss) per common share (1)	$6.80	$2.42	$(2.82)	$0.51
Diluted earnings (loss) per common share (1)	$6.62	$2.37	$(2.82)	$0.50
Cash dividends declared per common share (1)	$2.37	$2.37	$2.37	$2.38
Weighted average number of common shares outstanding (1)	3,283	3,288	3,290	3,290
Weighted average number of common shares outstanding on a fully diluted basis (1)	3,404	3,364	3,290	3,357
Dividend payout ratio	34.93%	98.10%	(84.12)%	469.87%

(1)	Adjusted to reflect a one-for-fifty reverse stock split declared on November 7, 2008 and effective on December 1, 2008.

2008 Quarterly Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	March 31	June 30	September 30	December 31
	2008	2008	2008	2008
	(Dollars in thousands)
Assets:
Cash and due from banks	$97,455	$145,729	$71,567	$68,368
Money market instruments:
Federal funds sold and resell agreements	669,892	634,562	626,100	—
Interest-bearing deposits in banks	120,176	35,162	167,873	1,096,465
Investment securities available for sale, at fair value	1,391,002	3,843,657	3,769,717	3,670,241
Investment securities held to maturity, at amortized cost	4,003,772	2,783,342	2,138,295	1,037,970
Federal Home Loan Bank stock, at cost	40,782	76,295	69,590	64,190
Residential mortgage loans held for sale, at lower of cost or fair value	8,924	18,201	11,755	18,871
Loans-net	9,058,487	8,976,316	8,860,099	8,667,717
Accrued interest receivable	61,112	67,401	67,742	56,224
Foreclosed real estate held for sale, net	99,079	92,680	98,657	98,570
Other real estate held for sale, net	—	6,252	6,252	5,462
Premises and equipment, net	129,966	117,380	119,870	120,796
Deferred income taxes, net	134,889	143,826	146,487	155,661
Other assets	117,413	107,980	236,507	222,362

Total Assets	$15,932,949	$17,048,783	$16,390,511	$15,282,897

Liabilities:
Deposits:
Noninterest-bearing	$289,534	$288,201	$268,491	$250,380
Interest-bearing and related accrued interest payable	10,013,304	10,508,603	10,754,621	10,751,793

Total deposits	10,302,838	10,796,804	11,023,112	11,002,173
Federal fund purchased and repurchase agreements	4,401,294	5,169,626	4,323,170	3,204,142
Advances from Federal Home Loan Bank	80,000	42,000	42,000	42,000
Mortgage note payable	35,331	35,203	35,073	34,932
Accrued expenses and other liabilities	99,512	100,259	90,023	84,283

Total Liabilities	14,918,975	16,143,892	15,513,378	14,367,530
STOCKHOLDERS’ EQUITY:
Preferred stock	18,157	18,157	18,157	18,157
Common stock (1)	3,298	3,298	3,298	3,298
Paid-in capital (1)	870,195	870,261	870,359	870,450
Retained earnings:
Reserve fund	81,613	82,386	81,034	78,389
Undivided profits	54,764	43,802	22,786	(13,939)
Accumulated other comprehensive income (loss), net	(14,053)	(113,013)	(118,501)	(40,988)

Total stockholders’ equity	1,013,974	904,891	877,133	915,367

TOTAL	$15,932,949	$17,048,783	$16,390,511	$15,282,897

(1)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

2007 Quarterly Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	March 31	June 30	September 30	December 31
	2007	2007	2007	2007
	(Dollars in thousands)
ASSETS
Cash and due from banks	$107,847	$99,334	$94,492	$153,473
Money market instruments:
Federal funds sold and resell agreements	809,502	707,150	817,220	886,700
Interest-bearing deposits in banks	9,540	26,447	84,771	56,287
Investment securities available for sale	21,565	509,265	490,894	479,001
Investment securities held to maturity	7,273,193	7,081,467	6,903,227	6,598,197
Federal Home Loan Bank stock, at cost	33,482	32,682	34,662	49,453
Residential mortgage loans held for sale	4,135	5,490	3,398	6,500
Loans, net	8,823,892	8,960,055	9,174,111	9,209,911
Accrued interest receivable	113,892	118,384	116,049	105,377
Foreclosed real estate held for sale, net	6,223	8,465	9,375	10,971
Premises and equipment, net	125,866	127,111	128,833	129,591
Deferred income taxes, net	66,681	83,492	87,842	134,177
Other assets	55,661	69,853	95,206	107,073

TOTAL	$17,451,479	$17,829,195	$18,040,080	$17,926,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$328,776	$339,248	$320,804	$317,753
Interest-bearing and related accrued interest payable	9,631,248	9,601,619	10,011,670	10,178,748

Total deposits	9,960,024	9,940,867	10,332,474	10,496,501
Federal funds purchased and repurchase agreements	6,052,049	6,494,477	6,329,474	6,146,693
Advances from Federal Home Loan Bank	102,000	102,000	102,000	102,000
Borrowings under line of credit	32,500	34,030	—	—
Mortgage note payable	35,836	35,717	35,596	35,465
Advances from borrowers for taxes and insurance	8,236	10,455	8,511	11,539
Accrued expenses and other liabilities	126,500	118,065	148,405	138,277

Total liabilities	16,317,145	16,735,611	16,956,460	16,930,475

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	18,157	18,157	18,157	18,157
Common stock (1)	3,298	3,298	3,298	3,298
Paid-in capital (1)	869,825	869,953	870,031	870,128
Retained earnings:
Reserve fund	79,613	78,389	78,395	78,389
Undivided profits	162,387	126,496	119,646	31,383
Accumulated other comprehensive income (loss), net	1,054	(2,709)	(5,907)	(5,119)

Total stockholders’ equity	1,134,334	1,093,584	1,083,620	996,236

TOTAL	$17,451,479	$17,829,195	$18,040,080	$17,926,711

(1)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

2006 Quarterly Condensed Consolidated Statements of Financial Condition (Unaudited)

	As of
	March 31	June 30	September 30	December 31
	2006	2006	2006	2006
	(Dollars in thousands)
ASSETS
Cash and due from banks	$81,508	$118,501	$92,243	$105,027
Money market instruments:
Federal funds sold and resell agreements	776,415	931,497	841,716	950,573
Interest-bearing deposits in banks	70,042	39,056	15,472	21,060
Trading securities	1,613	1,608	—	—
Investment securities available for sale	3,231	23,266	20,998	20,541
Investment securities held to maturity	7,401,352	6,979,875	7,011,611	7,007,579
Federal Home Loan Bank stock, at cost	42,968	43,562	42,932	37,982
Residential mortgage loans held for sale	1,687	2,320	7,298	11,379
Loans, net	7,969,937	8,124,486	8,370,536	8,554,177
Accrued interest receivable	101,269	111,572	110,828	120,311
Foreclosed real estate held for sale, net	4,003	4,725	5,433	5,917
Premises and equipment, net	118,961	120,537	122,420	124,648
Deferred income taxes, net	52,936	54,787	59,887	58,689
Other assets	44,807	51,192	56,930	56,261

TOTAL	$16,670,729	$16,606,984	$16,758,304	$17,074,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$288,500	$305,992	$315,088	$373,634
Interest-bearing and related accrued interest payable	8,639,353	8,515,168	8,698,018	8,963,429

Total deposits	8,927,853	8,821,160	9,013,106	9,337,063
Federal funds purchased and repurchase agreements	6,245,713	6,313,993	6,315,566	6,320,481
Advances from Federal Home Loan Bank	162,000	157,000	137,000	127,000
Mortgage note payable	36,310	36,201	36,090	35,968
Advances from borrowers for taxes and insurance	6,314	8,450	7,284	9,862
Accrued expenses and other liabilities	123,571	100,690	96,152	96,427

Total liabilities	15,501,761	15,437,494	15,605,198	15,926,801

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	18,157	18,157	18,157	18,157
Common stock (1)	3,285	3,290	3,290	3,290
Paid-in capital (1)	867,506	868,299	868,478	868,680
Retained earnings:
Reserve fund	75,604	78,221	78,165	78,389
Undivided profits	204,426	201,961	184,918	178,543
Accumulated other comprehensive income (loss), net	(10)	(438)	98	284

Total stockholders’ equity	1,168,968	1,169,490	1,153,106	1,147,343

TOTAL	$16,670,729	$16,606,984	$16,758,304	$17,074,144

(1)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

2008 Quarterly Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three	Six	Nine	Twelve
	months ended	months ended	months ended	months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,612	$33,710	$22,631	$(5,450)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision (credit) for:
Loan losses	14,957	29,303	44,685	67,506
Unfunded loan commitments	—	—	—	(1,146)
Claim receivable	—	—	485	14,406
Deferred income tax	(3,999)	(2,502)	(4,762)	(22,392)
Foreclosed real estate held for sale	(56)	63	63	2,082
Depreciation and amortization of:
Premises and equipment	2,477	4,096	7,437	9,920
Mortgage servicing rights	62	143	208	279
Stock-based compensation expense	67	133	231	322
Amortization of premium (discount)-net, on:
Investment securities available for sale	(1,636)	(1,782)	(1,425)	(1,315)
Mortgage-backed securities available for sale	—	165	353	727
Investment securities held to maturity	(5,539)	(12,551)	(15,875)	(16,262)
Mortgage-backed securities held to maturity	27	(15)	33	82
Loans	7	13	18	23
Amortization of discount on deposits	724	1,407	2,039	2,696
Amortization of net deferred loan origination fees	(2,063)	(4,277)	(6,281)	(8,470)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	—	57	53	(505)
Called investment securities held to maturity	—	3	2,814	3,116
Mortgage loans held for sale	(221)	(6)	(627)	(853)
Derivative instruments	(4,876)	(1,879)	(2,801)	(6,160)
Deposits measured at fair value	6,208	2,939	3,266	6,908
Foreclosed real estate held for sale	(293)	(170)	(238)	(356)
Other real estate held for sale	—	(13,746)	(13,746)	(14,656)
Loans	261	261	261	261
Premises and equipment	(28)	(31)	(31)	(44)
Other assets	(2,299)	(2,299)	(2,299)	(2,299)
Capitalization of servicing rights	(123)	(225)	(461)	(516)
Originations of mortgage loans held for sale	(12,932)	(29,997)	(41,175)	(52,486)
Proceeds from sales of mortgage loans held for sale	9,930	17,504	32,363	36,784
Decrease (increase) in:
Trading securities	—	799	4,184	4,184
Accrued interest receivable	39,576	33,288	32,476	44,465
Other assets	(11,578)	(21,370)	(11,258)	(5,096)
Decrease in:
Accrued interest on deposits and borrowings	(27,521)	(30,939)	(41,788)	(42,234)
Other liabilities	(37,094)	(32,334)	(35,607)	(45,040)

Net cash used in operating activities	(3,350)	(30,239)	(24,774)	(31,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in banks	(63,889)	21,125	(111,586)	(1,040,178)
Net decrease (increase) in federal funds sold and resell agreements	(26,900)	(177,100)	(287,200)	336,700
Cancellation of resell agreements over three months	243,708	429,238	547,800	550,000
Investment securities available for sale:
Maturities, prepayments and calls	666,615	990,352	1,157,864	1,518,384
Proceeds from sales	26,495	98,343	98,343	398,924
Purchases	(1,612,500)	(4,570,210)	(4,670,210)	(5,145,793)
Investment securities held to maturity:
Maturities, prepayments and calls	13,580,220	30,406,610	37,175,008	38,564,022
Purchases	(10,981,712)	(26,583,727)	(33,282,682)	(33,572,029)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	1,430	4,535	6,786	8,032
Loans:
Sales	12,783	12,783	12,783	12,783
Loans principal collections, net of originations	37,582	113,490	209,958	378,338
Purchases of derivative instruments	—	(507)	(507)	(615)
Proceeds from derivative instruments	1,451	8,061	9,124	9,261
Proceeds from sales of foreclosed real estate held for sale	134	451	906	2,456
Proceeds from sales of other real estate held for sale	—	19,675	19,675	21,375
Additions to premises and equipment	(3,250)	(4,450)	(10,262)	(13,809)
Proceeds from sale of premises and equipment	28	31	31	94
Proceeds from sale of other assets	2,299	2,299	2,299	2,299
Purchases of Federal Home Loan Bank stock	—	(48,715)	(50,740)	(50,965)
Redemptions of Federal Home Loan Bank stock	8,672	21,874	30,604	36,229

Net cash provided by investing activities	1,893,166	744,158	857,994	2,015,508

Forward	$1,889,816	$713,919	$833,220	$1,983,989

(continued)

2008 Quarterly Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three	Six	Nine	Twelve
	months ended	months ended	months ended	months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
		(Dollars in thousands)

Forward	$1,889,816	$713,919	$833,220	$1,983,989

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(162,404)	348,142	582,383	556,375
Net increase in federal funds purchased and repurchase agreements	58,176	826,508	413,250	272,522
Repurchase agreements with original maturities over three months:
Payments	(1,803,575)	(1,803,575)	(1,803,575)	(2,181,875)
Cancellations	—	—	—	(600,000)
Net decrease in advances from Federal Home Loan Bank	(22,000)	(60,000)	(60,000)	(60,000)
Repayments of mortgage note payable	(134)	(262)	(392)	(533)
Cash paid on matured embedded derivatives	(62)	(7,649)	(8,578)	(8,724)
Net increase in advances from borrowers for taxes and insurance	(2,622)	(325)	(2,423)	220
Dividends paid	(13,213)	(24,502)	(35,791)	(47,079)

Net cash used in financing activities	(1,945,834)	(721,663)	(915,126)	(2,069,094)

NET DECREASE IN CASH AND DUE FROM BANKS	(56,018)	(7,744)	(81,906)	(85,105)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	153,473	153,473	153,473	153,473

CASH AND DUE FROM BANKS, END OF PERIOD	$97,455	$145,729	$71,567	$68,368

(concluded)

2008 VERSUS 2007
FIRST QUARTER ENDED MARCH 31, 2008 VERSUS FIRST QUARTER ENDED MARCH 31, 2007
     Net income for the quarter ended March 31, 2008 amounted to $32.6 million, compared to net income of $12.7 million for the same period in 2007. The Company’s financial performance was principally impacted by a positive variance in the provision for income taxes due to agreements reached with tax authorities, lower net interest income as a result of a decrease in the net yield earned on interest-earning assets, lower provision for loan losses, higher noninterest expenses due to increases in professional fees, and slightly higher noninterest income due to higher activity resulting from the Company’s overall growing volume of business.
     The highlights and key drivers of the Company’s financial results for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 included the following:
•	Net income for the quarter ended March 31, 2008 was $32.6 million compared to $12.7 million for the quarter ended March 31, 2007. After the payment of preferred stock dividends, net income attributable to common stockholders was $23.4 million for the quarter ended March 31, 2008 compared to $3.5 million for the same period in 2007.

•	Diluted earnings per share for the quarter ended March 31, 2008 was $7.08 compared to $1.04 for the quarter ended March 31, 2007.

•	Net interest income for the quarter ended March 31, 2008 was $43.6 million compared to $78.7 million for the same period in 2007, a decrease of $35.0 million or 45%. The decrease in net interest income for the first quarter of 2008, compared to 2007, was principally due to a decrease in the net yield on interest-earnings assets coupled with a decrease in the Company’s average interest-earning assets. The decrease in the net yield on interest-earning assets was principally due to a decrease in the average rate earned by the Company on its interest-earning assets, primarily due to repricing of commercial loans on a lower rate environment and to an increase in non-performing loans, offset in part by a slight decrease in the average rate paid by the Company on its interest-bearing liabilities. The decrease in the Company’s average interest-earning assets was principally due to prepayments received in the Company’s investment portfolio.

•	The provision for loan losses for the quarter ended March 31, 2008 was $15.0 million compared to $34.5 million for the first quarter of 2007. The decrease in the provision for loan losses was mainly due to a reduction in non-performing and impaired loans. The decrease was the result of steps taken by the Company since the middle of 2007 to mitigate the overall credit risks underlying the Company’s commercial loan portfolio in light of the continuing downturn in the economy of Puerto Rico.

•	Noninterest income for the quarter ended March 31, 2008 was $11.6 million compared to $11.0 million for the quarter ended March 31, 2007, an increase of $640,000 million or 6%. The increase in noninterest income was mainly due to higher activity resulting from the Company’s overall growing volume of business. Specifically, the increase was driven by higher credit card fees as a result of higher merchant fees due to an increase in assessment rates and higher automatic teller machine fees as a result of the imposition of a usage fee to non-bank customers.

•	Noninterest expenses for the quarter ended March 31, 2008 were $45.0 million, an increase of $10.0 million or 29% when compared to noninterest expenses of $35.0 million for the quarter ended March 31, 2007. The increase in total noninterest expenses for 2008 was mainly due to: (1) an increase in $4.1 million in professional fees due to legal, accounting and consulting fees associated with the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other related legal and regulatory proceedings, (2) an increase of $1.5 million in salaries and employees’ benefits related to the Company’s expansion in all of its business areas, and (3) an increase of $0.9 million in deposit insurance premium and supervisory examination due to an increase in premiums assessed by the FDIC.

•	The provision (credit) for income taxes for the quarter ended March 31, 2008 was a benefit of $(37.3) million compared to an expense of $7.5 million for the same period in 2007, a favorable variance of $44.8 million. The favorable variance was mainly due agreements reached with tax authorities that resulted on a benefit of $33.3 million coupled with lower taxable income.

•	Total assets at March 31, 2008 were $15.9 billion compared to $17.5 billion at March 31, 2007, a decrease of $1.5 billion or 9%. The decrease in total assets was primarily driven by a decrease of $1.9 billion in the Company’s investment portfolio due to the Company’s decision to deleverage its balance sheet to strengthen capital ratios, offset in part by an increase of $234.6 million in the Company’s loan portfolio due to the growth of the Company’s business.

•	Total liabilities at March 31, 2008 were $14.9 billion compared to $16.3 billion at March 31, 2007, a decrease of $1.4 billion or 9%. The decrease in total liabilities was primarily driven by a decrease of $1.7 billion or 27% in federal funds purchased and repurchase agreements due to the Company’s decision to deleverage its balance sheet coupled with a decrease of $22.0 million in advances from FHLB, offset in part by an increase of $342.8 million in deposits, mainly brokered deposits.

•	Total stockholders’ equity at March 31, 2008 was $1.0 billion compared to $1.1 billion at March 31, 2007, a decrease of $120.4 million or 11%. The decrease in total stockholders’ equity was driven by dividends declared on the Company’s common and preferred shares, net other comprehensive losses recognized, and the cumulative effect of the adoption of FIN No. 48 which resulted in a charge to retained earnings of $10.6 million at January 1, 2007.
SECOND QUARTER ENDED JUNE 30, 2008 VERSUS SECOND QUARTER ENDED JUNE 30, 2007
     Net income for the quarter ended June 30, 2008 amounted to $1.1 million, compared to a net loss of $20.1 million for the same period in 2007. The Company’s financial performance was principally impacted by lower provision for loan losses, lower net interest income as a result of a decrease in the net yield earned on interest-earning assets, higher noninterest income due to the sale of certain land lots originally held for future branch development, a negative variance in the provision for income taxes due to variances in deferred tax assets, and higher noninterest expenses due to increases in salaries and employees’ benefits and professional fees.
     The highlights and key drivers of the Company’s financial results for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 included the following:
•	Net income for the quarter ended June 30, 2008 was $1.1 million compared to a net loss of $20.1 million for the same quarter in 2007. After the payment of preferred stock dividends, net loss attributable to common stockholders was $8.1 million for the quarter ended June 30, 2008 compared to a net loss of $29.3 million for the same period in 2007.

•	Diluted loss per share for the quarter ended June 30, 2008 was $2.46 compared to a diluted loss per share of $8.88 for the quarter ended June 30, 2007.

•	Net interest income for the quarter ended June 30, 2008 was $32.8 million compared to $74.6 million for the same period in 2007, a decrease of $41.7 million or 56%. The decrease in net interest income for the second quarter of 2008, compared to 2007, was principally due to a decrease in the net yield on interest-earnings assets coupled with a decrease in the Company’s average interest-earning assets. The decrease in the net yield on interest-earning assets was principally due to a decrease in the average rate earned by the Company on its interest-earning assets, primarily due to repricing of commercial loans on a lower rate environment and to an increase in non-performing loans, offset in part by a decrease in the average rate paid by the Company on its interest-bearing liabilities, mainly repurchase agreements and deposits (including brokered). The decrease in the Company’s average interest-earning assets was principally due to prepayments received in the Company’s investment portfolio and the Company’s decision to deleverage its balance sheet to strengthen regulatory capital ratios.

•	The provision for loan losses for the quarter ended June 30, 2008 was $14.3 million compared to $73.4 million for the second quarter of 2007, a decrease of $59.1 million or 80%. The decrease during the second quarter of 2008, when compared to same quarter in 2007, was mainly driven by, steps taken by the Company since the middle of 2007 to mitigate the overall credit risks underlying the Company’s commercial loan portfolio in light of the continuing downturn in the economy of Puerto Rico and the effect of a specific reserve for an impaired relationship in the Company’s asset-based loan portfolio taken during the second quarter of 2007.

•	Noninterest income for the quarter ended June 30, 2008 was $26.6 million compared to $11.1 million for the quarter ended June 30, 2007, an increase of $15.5 million or 139%. The increase in noninterest income was mainly the result of the sale of certain land lots originally held for future branch development, which resulted on a gain on sale of $14.7 million.

•	Noninterest expenses for the quarter ended June 30, 2008 were $41.7 million, an increase of $5.9 million or 17% when compared to noninterest expenses of $35.8 million for the quarter ended June 30, 2007. The increase in total noninterest expenses for 2008 was mainly due to: (1) an increase of $1.1 million in salaries and employees’ benefits related to the Company’s expansion in all of its business areas, (2) an increase of $1.4 million in professional fees due to legal, accounting and consulting fees associated with the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other related legal and regulatory proceedings, (3) an increase of $0.6 million in deposit insurance premium and supervisory examination due to an increase in premiums assessed by the FDIC, and (4) an increase of $0.6 million in municipal taxes due to higher volume of business.

•	The provision for income taxes for the quarter ended June 30, 2008 was $2.3 million compared to a benefit of $3.5 million for the same period in 2007. The negative variance in 2008 was primarily due to a higher provision for deferred taxes, offset in part by a decrease in the current provision for income taxes. The increase in deferred tax provision was mainly attributable to temporary differences related to the allowance for loan losses. The decrease in the current provision for income taxes for 2008, when compared to 2007, is attributed to lower taxable income.

•	Total assets at June 30, 2008 were $17.0 billion compared to $17.8 billion at June 30, 2007, a decrease of $780.4 million or 4%. The decrease in total assets was primarily driven by a decrease of $963.7 million in the Company’s investment portfolio due to prepayments received and the Company’s decision to deleverage its balance sheet, offset in part by an increase of $84.2 million in foreclosed real estate held for sale, due mainly to the foreclosure of a troubled commercial relationship.

•	Total liabilities at June 30, 2008 were $16.1 billion compared to $16.7 billion at June 30, 2007, a decrease of $591.7 million or 4%. The decrease in total liabilities was primarily driven by a decrease of $1.3 billion or 24% in federal funds purchased and repurchase agreements due to the Company’s decision to deleverage its balance sheet coupled with a decrease of $60.0 million in advances from FHLB, offset in part by an increase of $855.9 million or 9% in deposits, mainly brokered deposits.

•	Total stockholders’ equity at June 30, 2008 was $904.9 million compared to $1.1 billion at June 30, 2007, a decrease of $188.7 million or 17%. The decrease in total stockholders’ equity was primarily driven by net losses recognized, dividends declared on the Company’s common and preferred shares, and net other comprehensive losses recognized.
THIRD QUARTER ENDED SEPTEMBER 30, 2008 VERSUS THIRD QUARTER ENDED SEPTEMBER 30, 2007
     Net income (loss) for the quarter ended September 30, 2008 amounted to $(11.1) million, compared to a net income of $10.2 million for the same period in 2007. The Company’s financial performance was principally impacted by lower net interest income as a result of a decrease in the net yield earned on interest-earning assets, a lower noninterest income due mainly to losses on investment securities associated with the termination of agreements between the Company and affiliates of Lehman Brothers Holdings, Inc (“LBHI”), and slightly higher noninterest expenses due to increases in salaries and employees’ benefits and professional fees and deposit insurance premium, partially offset by a lower provision for loan losses due mainly to decreases increases in non-performing loans and a positive variance in the provision for income taxes due mainly to lower current income taxes.
     The highlights and key drivers of the Company’s financial results for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 included the following:
•	Net income (loss) for the quarter ended September 30, 2008 was $(11.1) million compared to a net income of $10.2 million for the quarter ended September 30, 2007. After the payment of preferred stock dividends, net loss attributable to common stockholders was $(20.3) million or the quarter ended September 30, 2008 compared to net income of $988,000 for the same period in 2007.

•	Diluted loss per share for the quarter ended September 30, 2008 was $6.16 compared to diluted earnings per share of $0.30 for the quarter ended September 30, 2007.

•	Net interest income for the quarter ended September 30, 2008 was $38.4 million compared to $68.1 million for the same period in 2007, a decrease of $29.7 million or 44%. The decrease in net interest income for the third quarter of 2008, compared to the same period in 2007, was principally due to a significant decrease in the net yield on interest-earning assets coupled with a decrease in the Company’s average interest-earning assets. The decrease in the net yield on interest-earning assets was principally due to a decrease in the average rate earned by the Company on its interest-earning assets, primarily due to repricing of commercial loans on a lower rate environment and to an increase in non-performing loans, offset in part by a decrease in the average rate paid by the Company on its interest-bearing liabilities, mainly repurchase agreements and deposits (including brokered). The decrease in the Company’s average interest-earning assets was principally due to prepayments received in the Company’s investment portfolio and the Company’s decision to deleverage its balance sheet to strengthen regulatory capital ratios.

•	The provision for loan losses for the quarter ended September 30, 2008 was $15.4 million compared to $21.7 million for the third quarter of 2007, a decrease of $6.3 million or 29%. The decrease during the third quarter of 2008, as compared to same quarter in 2007, was mainly driven by steps taken by the Company since the middle of 2007 to mitigate the overall credit risks underlying the Company’s commercial loan portfolio in light of the continuing downturn in the economy of Puerto Rico.

•	Noninterest income for the quarter ended September 30, 2008 was $9.9 million compared to $13.3 million for the quarter ended September 30, 2007, a decrease of $3.4 million or 26%. The decrease in noninterest income was mainly the result of a charge of $3.3 million on investment securities associated with the termination of agreements the Company had with affiliates of LBHI after LBHI filed for bankruptcy during the third quarter of 2008.

•	Noninterest expenses for the quarter ended September 30, 2008 was $46.1 million, an increase of $1.4 million or 3% when compared to noninterest expenses of $44.7 million for the quarter ended September 30, 2007. The slight increase in total noninterest expenses for the third quarter of 2008 was mainly due to: (1) an increase of $2.6 million in salaries and employees’ benefits related to the Company’s expansion in all of its business areas, (2) an increase of $1.1 million in deposit insurance premium and supervisory examination due to an increase in premiums assessed by the FDIC, (3) a loss of $0.5 million recognized during the quarter, as a result of the termination of certain derivatives transactions with Lehman Brothers Special Financing, Inc. (refer to Part I, Item I. Business, Recent Significant Events section of this Annual Report on Form 10-K), and (4) an increase of $0.3 million in telephone expenses due to expansion of the Company’s operations; offset in part by a decrease of $2.7 million in professional fees due to the curtailment of legal, accounting and consulting activities and fees associated with the internal review conducted by the Company’s Audit Committee that commenced during the third quarter of 2007.

•	The provision (credit) for income taxes for the quarter ended September 30, 2008 was a benefit of $2.1 million compared to an expense of $4.8 million for the same period in 2007. The decrease in the provision for income taxes in 2008 was primarily due to a decrease in the current provision for income taxes, mainly due to lower taxable income, offset in part with a decrease in deferred tax benefit mainly attributable to temporary differences related to the allowance for loan losses.

•	Total assets at September 30, 2008 were $16.4 billion compared to $18.0 billion at September 30, 2007, a decrease of $1.6 billion or 9%. The decrease in total assets was primarily driven by a decrease of $1.5 billion in the Company’s investment portfolio due to prepayments received and the Company’s decision to deleverage its balance sheet coupled with a decrease of $314.0 million in the Company’s loan portfolio due to the Company’s decision to curtail major commercial lending during the summer of 2007, offset in part by an increase of $89.3 million in foreclosed real estate held for sale, due mainly to the foreclosure of a troubled commercial relationship.

•	Total liabilities at September 30, 2008 were $15.5 billion compared to $17.0 billion at September 30, 2007, a decrease of $1.4 billion or 9%. The decrease in total liabilities was primarily driven by a decrease of $2.0 billion or 32% in federal funds purchased and repurchase agreements due to the Company’s decision to deleverage its balance sheet coupled with a decrease of $60.0 million in advances from FHLB, offset in part by an increase of $690.6 million or 7% in deposits, mainly brokered deposits, due to the Company’s decision to increase its liquidity.

•	Total stockholders’ equity at September 30, 2008 was $877.1 million compared to $1.1 billion at September 30, 2007, a decrease of $206.5 million or 19%. The decrease in total stockholders’ equity was primarily driven by net losses incurred, dividends declared on the Company’s common and preferred shares and net other comprehensive losses recognized in the Corporation’s securities available-for-sale portfolio.
FOURTH QUARTER ENDED DECEMBER 31, 2008 VERSUS FOURTH QUARTER ENDED DECEMBER 31, 2007
     Net loss for the quarter ended December 31, 2008 amounted to $28.1 million, compared to a net loss of $71.2 million for the same period in 2007. The Company’s financial performance was principally impacted by lower provision for loan losses due to decreases in non-performing loans, mainly in the Company’s construction loan portfolio, and the Company’s loan portfolio, lower income tax benefits mainly due to a decrease in deferred tax benefits, lower net interest income mainly as a result of a decrease in the Company’s net yield on interest-earning assets, lower noninterest income due mainly to losses on investment securities, and higher noninterest expenses due mainly to the recognition of a provision for claim receivable.
     The highlights and key drivers of the Company’s financial results for the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007 included the following:
•	Net loss for the quarter ended December 31, 2008 was $28.1 million compared to a net loss of $71.2 million for the quarter ended December 30, 2007. After the payment of preferred stock dividends, net loss attributable to common stockholders was of $37.3 million for the quarter ended December 31, 2008 compared to a net loss attributable to common stockholders of $80.4 million for the same period in 2007.

•	Diluted loss per share for the quarter ended December 31, 2008 was $11.31 compared to diluted loss per share of $24.39 for the quarter ended December 31, 2007.

•	Net interest income for the quarter ended December 31, 2008 was $28.0 million compared to $63.7 million for the same period in 2007, a decrease of $35.6 million or 56%. The decrease in net interest income for the fourth quarter of 2008, compared to the same period in 2007, was principally due to a significant decrease in the net yield on interest-earning assets coupled with a decrease in the Company’s average interest-earning assets. The decrease in the net yield on interest-earning assets was principally due to a decrease in the average rate earned by the Company on its interest-earning assets, primarily due to repricing of commercial loans on a lower rate environment and to an increase in non-performing loans, offset in part by a decrease in the average rate paid by the Company on its interest-bearing liabilities, mainly repurchase agreements and deposits (including brokered). The decrease in the Company’s average interest-earning assets was principally due to prepayments and paid-offs received in the Company’s investment and loan portfolios.

•	The provision for loan losses for the quarter ended December 31, 2008 was $22.8 million compared to $148.0 million for the fourth quarter of 2007, a decrease of $125.2 million. The decrease in the provision for loan losses reflects primarily variances in reserves related to the allowance for loan losses for the Company’s construction loan portfolio. Specifically, during fourth quarter of 2007, as a result of worsening macroeconomic conditions in Puerto Rico, the Company was required to allocate specific reserves for a number of its construction loans, causing a significant increase in the provision for loan losses.

•	Noninterest income for the quarter ended December 31, 2008 was $12.5 million, compared to $12.4 million for the quarter ended December 30, 2007. The slight increase was mainly due to a positive variance of $2.4 million on net on sales and valuations of loans, securities, and other assets, almost offset by an overall decrease in service and other charges on loans, services charges on deposit accounts, and other fees and commissions, mainly due to lower activity associated with the Company’s overall volume of business. Net gain on derivative instruments and deposits measured at fair value decreased by $735,000 as a result of the mark to market of such positions.

•	Noninterest expenses for the quarter ended December 31, 2008 was $63.0 million, an increase of $15.0 million or 31% when compared to noninterest expenses of $47.9 million for the quarter ended December 31, 2007. The increase in noninterest expenses for the fourth quarter was mainly due to the recognition of a loss of $13.9 million against the $139.2 million owed by LBI as of December 31, 2008 and the increase of $3.4 million in deposit insurance premium and supervisory examination due to an increase in premiums assessed by the FDIC. Such increases were partially offset by a decrease of $5.7 million in professional fees due to lower legal, accounting and consulting fees due to, among other things, the conclusion of the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other legal and regulatory matters; process to file all required reports under the federal securities laws and the settlement of legal and regulatory matters and a decrease of $1.6 million in advertising due to the Company’s decision to curtail investment in marketing efforts in light of the current economic environment.

•	The provision (credit) for income taxes for the quarter ended December 31, 2008 was a benefit of $17.2 million compared to a benefit of $48.6 million for the same period in 2007. The decrease in income tax benefit to a decrease in deferred tax benefit mainly due to temporary differences related to the allowance for loan losses mainly related to the construction loan portfolio.

•	Total assets at December 31, 2008 were $15.3 billion compared to $17.9 billion at December 31, 2007, a decrease of $2.6 billion or 15%. The decrease in total assets was primarily driven by a decrease of $2.4 billion in the Company’s investment portfolio due to prepayments received and the Company’s decision to deleverage its balance sheet coupled with a decrease of $542.2 million in the Company’s loan portfolio due to the Company’s decision to curtail major commercial lending during the summer of 2007.

•	Total liabilities at December 31, 2008 were $14.4 billion compared to $16.9 billion at December 31, 2007, a decrease of $2.6 billion or 15%. The decrease in total liabilities was primarily driven by a decrease of $2.9 billion or 48% in federal funds purchased and repurchase agreements due to the Company’s decision to deleverage its balance sheet coupled with a decrease of $60.0 million in advances from FHLB, offset in part by an increase of $505.7 million or 5% in deposits, mainly brokered deposits, due to the Company’s decision to increase its liquidity.

•	Total stockholders’ equity at December 31, 2008 was $915.4 million compared to $996.2 million at December 31, 2007, a decrease of $80.9 million or 8%. The decrease in total stockholders’ equity was primarily driven by net losses incurred during the fourth quarter of 2008, dividends declared on the Company’s common and preferred shares, and net other comprehensive losses recognized due to changes in the valuation of the Corporation’s securities available-for-sale portfolio.
2007 VERSUS 2006
FIRST QUARTER ENDED MARCH 31, 2007 VERSUS FIRST QUARTER ENDED MARCH 31, 2006
     Net income for the quarter ended March 31, 2007 amounted to $12.7 million, compared to net income of $31.6 million for the same period in 2006. Westernbank’s financial performance was principally impacted by higher provision for loan losses due to increases in non-performing loans, lower provision for income taxes, higher noninterest expenses due to increases in professional fees, salaries and employees’ benefits, deposit insurance premium and supervisory examination, higher net interest income as a result of an increase in the Company’s average interest-earning assets, and slightly higher noninterest income due to higher activity resulting from the Company’s overall growing volume of business.
     The highlights and key drivers of the Company’s financial results for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 included the following:
•	Net income for the quarter ended March 31, 2007 was $12.7 million compared to $31.6 million for the quarter ended March 31, 2006. After the payment of preferred stock dividends, net income attributable to common stockholders was of $3.5 million for the quarter ended March 31, 2007 compared to $22.3 million for the same period in 2006.

•	Diluted earnings per share for the quarter ended March 31, 2007 was $1.04 compared to $6.62 for the quarter ended March 31, 2006.

•	Net interest income for the quarter ended March 31, 2007 was $78.7 million compared to $76.3 million for the same period in 2006, an increase of $2.4 million or 3.08%. The slight increase in net interest income for the first quarter of 2007, compared to 2006, was principally due to an increase in the Company’s average interest-earning assets offset in part by a decrease in net yield on interest-earning assets. The increase in average interest-earning assets was primarily driven by a rise in the average loan portfolio, particularly in the Commercial and C&I loan portfolios, offset in part by a decrease in the Company’s investment portfolio. The decrease in the net yield on interest earning assets was principally due to an increase in average rate paid by the Company on its interest-bearing liabilities offset in part by an increase in the average yield earned on its interest-earning assets.

•	The provision for loan losses for the quarter ended March 31, 2007 was $34.5 million compared to $7.6 million for the first quarter of 2006. The increase in the provision for loan losses for 2007 is mainly attributable to increasing trends in non-performing loans in the Company’s asset-based lending portfolios coupled with the growth of the Company’s loan portfolios. The increase in non-performing loans in 2007 compared to 2006 is mainly due to the effects of the downturn in the economy of Puerto Rico.

•	Noninterest income for the quarter ended March 31, 2007 was $11.0 million compared to $9.2 million for the quarter ended March 31, 2006, an increase of $1.8 million or 19.86%. The increase in noninterest income was mainly due to higher activity resulting from the Company’s overall growing volume of business.

•	Noninterest expenses for the quarter ended March 31, 2007 were $35.0 million, an increase of $5.6 million or 19.05% when compared to noninterest expenses of $29.4 million for the quarter ended March 31, 2006. The increase in total noninterest expenses for 2007 was mainly due to: increases in salaries and employees’ benefits related to the Company’s expansion in all of its business areas, and increases in deposit insurance premium and supervisory examination due to an increase in premiums assessed by the FDIC.

•	The provision for income taxes for the quarter ended March 31, 2007 was $7.5 million compared to $16.9 million for the same period in 2006, a decrease of $9.5 million or 55.78%. The decrease in the provision for income taxes was mainly due to lower taxable income during 2007 coupled with an increase in deferred tax benefits and the expiration of transitory income taxes enacted by the government of Puerto Rico that expired on December 31, 2006.

•	Total assets at March 31, 2007 were $17.45 billion compared to $16.67 billion at March 31, 2006, an increase of $780.8 million or 4.68%. The increase in total assets was primarily driven by an increase of $854.0 million in the Company’s loan portfolio due to the growth of the Company’s business, offset in part by a decrease of $111.4 million in the Company’s investment portfolio and a decrease of $27.4 million in the Company’s money market investments.

•	Total liabilities at March 31, 2007 were $16.32 billion compared to $15.50 billion at March 31, 2006, an increase of $815.4 million or 5.26%. The increase in total liabilities was primarily driven by an increase of $1.03 billion in deposits, mainly brokered deposits, offset in part by a decrease of $193.7 million in federal funds purchased and repurchase agreements and a decrease of $60.0 million in advances from FHLB.

•	Total stockholders’ equity at March 31, 2007 was $1.13 billion compared to $1.17 billion at March 31, 2006, a decrease of $34.6 million or 2.96%. The decrease in total stockholders’ equity was primarily driven by net losses, dividends declared on the Company’s common and preferred shares and the cumulative effect of the adoption of FIN No. 48 which resulted in a charge to retained earnings of $10.6 million at January 1, 2007.
SECOND QUARTER ENDED JUNE 30, 2007 VERSUS SECOND QUARTER ENDED JUNE 30, 2006
     Net loss for the quarter ended June 30, 2007 amounted to $20.1 million, compared to net income of $17.2 million for the same period in 2006. Westernbank’s financial performance was principally impacted by higher provision for loan losses due to increases in non-performing loans and growth of the Company’s loan portfolio, higher noninterest expenses due to increases in professional fees, salaries and employees’ benefits, deposit insurance premium and supervisory examination lower provision for income taxes, higher noninterest income due to higher activity resulting from the Company’s overall growing volume of business, and higher net interest income as a result of an increase in the Company’s average interest-earning assets.
     The highlights and key drivers of the Company’s financial results for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 included the following:
•	Net loss for the quarter ended June 30, 2007 was $20.1 million compared to a net income of $17.2 million for the same quarter in 2006. After the payment of preferred stock dividends, net loss attributable to common stockholders was of $29.3 million for the quarter ended June 30, 2007 compared to a net income of $8.0 million for the same period in 2006.

•	Diluted loss per share for the quarter ended June 30, 2007 was $8.88 compared to diluted earnings per share of $2.37 for the quarter ended June 30, 2006.

•	Net interest income for the quarter ended June 30, 2007 was $74.6 million compared to $73.5 million for the same period in 2006, an increase of $1.0 million or 1.37%. The slight increase in net interest income for the second quarter of 2007, compared to 2006, was principally due to an increase in the Company’s average interest-earning assets offset in part by a decrease in net yield on interest-earning assets. The increase in average interest-earning assets was primarily driven by a rise in the average loan portfolio, particularly in the Commercial and C&I loan portfolios, coupled with an increase in the Company’s investment portfolio due to the Company’s decision to lessen the repricing and maturity mismatch of the Company’s investment portfolio and its funding by investing in long term securities. The decrease in the net yield on interest earning assets was principally due to an increase in average rate paid by the Company on its interest-bearing liabilities offset in part by an increase in the average yield earned on its interest-earning assets.

•	The provision for loan losses for the quarter ended June 30, 2007 was $73.4 million compared to $17.7 million for the second quarter of 2006, an increase of $55.7 million or 314.20%. The increase in the provision for loan losses for 2007 is mainly attributable to increasing trends in non-performing loans in the Company’s construction loan and asset-based lending portfolios coupled with the growth of the Company’s loan portfolios. The increase in non-performing loans in 2007 compared to 2006 is mainly due to the effects of the downturn in the economy of Puerto Rico.

•	Noninterest income for the quarter ended June 30, 2007 was $11.1 million compared to $7.6 million for the quarter ended June 30, 2006, an increase of $3.5 million or 45.81%. The increase in noninterest income is the result of an increase of $1.9 million on service fees and other fees and commissions due to higher activity associated with the Company’s overall growing volume of business and a positive variance of $2.0 million in net gain (loss) on sales and valuations of loans, securities, and other assets. For the quarter ended June 30, 2006, management concluded that $21.6 million of its investments in Puerto Rico Government Obligations were other-than-temporarily impaired and recorded a loss of $1.1 million. There were no such charges in 2007.

•	Noninterest expenses for the quarter ended June 30, 2007 were $35.8 million, an increase of $5.2 million or 16.93% when compared to noninterest expenses of $30.6 million for the quarter ended June 30, 2006. The increase in total noninterest expenses for 2007 was mainly due to: an increase of $1.5 million in salaries and employees’ benefits related to the Company’s expansion in all of its business areas, an increase of $2.2 million in deposit insurance premium and supervisory examination due to an increase in premiums assessed by the FDIC, and an increase in $854,000 in professional fees due to legal, accounting and consulting fees associated with the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other related legal and regulatory proceedings.

•	The provision for income taxes for the quarter ended June 30, 2007 was a benefit of $3.5 million compared to an expense of $15.6 million for the same period in 2006. The positive variance in 2007 was primarily due to an increase in deferred tax benefits coupled with a decrease in the current provision for income taxes. The increase in deferred tax benefits for 2007 is mainly attributable to temporary differences related to the allowance for loan losses. The decrease in the current provision for income taxes for 2007, when compared to 2006, is attributed to lower taxable income coupled with the expiration of transitory income taxes enacted by the government of Puerto Rico that expired on December 31, 2006.

•	Total assets at June 30, 2007 were $17.83 billion compared to $16.61 billion at June 30, 2006, an increase of $1.22 billion or 7.36%. The increase in total assets was primarily driven by an increase of $835.6 million in the Company’s loan portfolio due to the growth of the Company’s business coupled with an increase of $586.0 million in the Company’s investment portfolio, offset in part by a decrease of $237.0 million in the Company’s money market investments.

•	Total liabilities at June 30, 2007 were $16.74 billion compared to $15.44 billion at June 30, 2006, an increase of $1.30 billion or 8.41%. The increase in total liabilities was primarily driven by an increase of $1.12 billion in deposits, mainly brokered deposits, coupled with an increase of $180.5 million in federal funds purchased and repurchase agreements, offset in part by a decrease of $55.0 million in advances from FHLB.

•	Total stockholders’ equity at June 30, 2007 was $1.09 billion compared to $1.17 billion at June 30, 2006, a decrease of $75.9 million or 6.49%. The decrease in total stockholders’ equity was primarily driven by net losses, dividends declared on the Company’s common and preferred shares, and the cumulative effect of the adoption of FIN No. 48 which resulted in a charge to retained earnings of $10.6 million at January 1, 2007.
THIRD QUARTER ENDED SEPTEMBER 30, 2007 VERSUS THIRD QUARTER ENDED SEPTEMBER 30, 2006
     Net income for the quarter ended September 30, 2007 amounted to $10.2 million, compared to net loss of $58,000 for the same period in 2006. Westernbank’s financial performance was principally impacted by lower provision for loan losses due to a specific reserve for an impaired relationship taken during the third quarter of 2006, higher noninterest expenses due to increases in professional fees, salaries and employees’ benefits, deposit insurance premium and supervisory examination, lower provision for income taxes, higher noninterest income due to higher activity resulting from the Company’s overall growing volume of business, and lower net interest income as a result of a decrease in the Company’s net yield on interest-earning assets.
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

FOURTH QUARTER ENDED DECEMBER 31, 2007 VERSUS FOURTH QUARTER ENDED DECEMBER 31, 2006
     Net loss for the quarter ended December 31, 2007 amounted to $71.2 million, compared to a net income of $10.9 million for the same period in 2006. Westernbank’s financial performance was principally impacted by higher provision for loan losses due to increases in non-performing loans, mainly in the Company’s construction loan portfolio, and the growth of the Company’s loan portfolio, positive variances in the provision for income taxes mainly due to an increase in deferred tax benefits, lower net interest income as a result of a decrease in the Company’s net yield on interest-earning assets, higher noninterest expenses due to increases in professional fees, salaries and employees’ benefits, deposit insurance premium and supervisory examination, and higher noninterest income due to higher activity resulting from the Company’s overall growing volume of business.
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
     The Company has established a risk management program to monitor, evaluate and manage the principal risks assumed in conducting its activities. The Company’s business is exposed to the following seven categories of risks: (1) credit risk, (2) market & interest rate risk, (3) liquidity risk, (4) operational risk, (5) legal risk, (6) reputational risk and (7) concentration risk.
Risks Definition
Credit Risk — arises from the potential that a borrower or counterparty will fail to perform an obligation.
Market Risk & Interest Rate Risk — is the risk to the Company’s condition resulting from adverse movements in market rates or prices, such as interest rates, foreign-exchange rates, or equity prices.
Liquidity Risk — is the potential that the Company will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding, or the potential that the Company cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions.
Operational Risk — arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses.
Legal Risk — arises from the potential that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively affect the operations or condition of the Company.
Reputational Risk — is the potential risk that negative publicity regarding the Company’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions.
Concentration Risk — is the potential risk to the Company of conducting its operations in a geographically concentrated area.
Audit Committee
     The Company’s Audit Committee is appointed by the Board of Directors (the “Board”) to assist the Board in its oversight of the risk management processes related to compliance, operations, internal audit function, external financial reporting and internal control over financial reporting process. In performing this function, the Audit Committee is assisted by the Company’s Senior Management.

Risk Management Program
     The Company’s risk management program, which is approved by its Board of Directors, is designed to balance a strong Company oversight with well-defined independent risk management functions within each business unit. The main objective of the Company’s risk management program is to ensure that all employees, management and Senior Management and processes are organized in a way that promotes a cross-functional approach to risk management and that controls are in place to better manage the Company’s risks and comply with legal and regulatory requirements. As a result, the Company’s risk management program has always been an ongoing process and a state of mind that is present at all levels within the Company. The risk management program is administered by the Company’s Risk Management Committee.
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
     As part of the Company’s risk management program, the Company has various risk management related committees. These committees are jointly responsible, along with the Risk Management Committee, for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:
•	Assets & Liabilities Committee — oversees interest rate and market risk, liquidity management and other related matters.
•	Steering Committee — is responsible for the oversight of and counsel on matters related to information technology including the development of information management policies and procedures throughout the Company.
•	Compliance and Risk Management Committee — is responsible for the oversight of federal and local regulatory compliance.
•	Delinquency Committee — is responsible for the periodic reviews of (1) past due loans, (2) overdrafts, (3) non-accrual loans and (4) adversely classified loans.
•	Lending Committees — at different approval levels, each committee is responsible for approving loan credits consistent with the Company’s policies and procedures.
Executive Officers
     The following officers play a key role in the Company’s risk management process:
•	Chief Executive Officer (the “CEO”) — in combination with the Company’s Chief Operating Officer is responsible for the overall risk management structure.

•	Chief Operating Officer — responsible for the day-to-day operations and in combination with the CEO is responsible for the overall risk management structure.

•	Chief Risk Officer — responsible for the oversight of the risk management organization as well as risk management program processes.

•	Chief Credit Risk Officer — manages the Company’s credit risk program.

•	Chief Financial Officer — in combination with the Company’s Treasurer, manages the Company’s interest, market and liquidity risks programs and in combination with the Chief Accounting Officer is responsible for the implementation of accounting policies and practices in accordance with accounting principles generally accepted in the Unites States of America and applicable regulatory requirements.

•	Chief Accounting Officer — responsible for the development and implementation of the Company’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with accounting principles generally accepted in the United States of America and applicable regulatory requirements.
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
     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase agreements and derivative transactions. Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty to the Company on certain interest rate swap and cap agreements guaranteed by LBHI. The filing of bankruptcy by LBHI was an event of default under the agreements. On September 19, 2008, the Company terminated all agreements with LBSF and replaced them with another counterparty under similar terms and conditions. In connection with such termination, the Company has an unsecured counterparty exposure with LBSF of approximately $484,600. This unsecured exposure was written-off during the third quarter of 2008.
     In addition, Lehman Brothers Inc. (“LBI”) was the counterparty to the Company on certain sale of securities under agreements to repurchase. On September 19, 2008, LBI was placed in a Securities Investor Protection Act (“SIPA”) liquidation proceeding after the filing for bankruptcy of its parent LBHI. The filing of the SIPA liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. The termination of the agreements caused the Company to recognize the unrealized loss on the value of the securities subject to the agreements, resulting in a $3.3 million charge during the third quarter of 2008. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which the value of Westernbank securities delivered to LBI exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claims with the trustee in LBI’s SIPA liquidation proceeding. On June 1, 2009, Westernbank filed amended customer claims with the trustee. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5, “Accounting for Contingencies”, and related pronouncements. In making this determination, management consulted with legal counsel and technical experts. As a result of its evaluation, the Company recognized a loss of $13.9 million against the $139.2 million owed by LBI as of December 31, 2008. Determining the loss amount required management to use considerable judgment and assumptions, and is based on the facts currently available. As additional information on the LBI’s SIPA liquidation proceeding becomes available, the Company may need to recognize additional losses. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.

     The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers. For further details and information in the Company’s derivative credit risk exposure, refer to the “Market and Interest Rate Risk” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.
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
     For further information on the Company’s credit exposure and related analysis and ratios refer to “Loans” and “ Non-performing loans and foreclosed real estate held for sale” sections in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section of this Annual Report on Form 10-K.
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
     Interest rate risk is addressed by the Company’s Assets & Liabilities Committee (“ALCO”), which includes the full Board and certain senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages the Company’s balance sheet in part to minimize the potential impact on net portfolio value and net interest income of changes in interest rates. The Company’s exposure to interest rate risk is reviewed on a quarterly basis by the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value and net interest income in the event of hypothetical changes in interest rates. For net portfolio value exposure, the Company measures the impact of immediate, sustained and parallel 200 basis points increase or decrease (shock) in the yield curve. For net interest rate risk exposure, the Company measures sensitivity in net interest income assuming a gradual upward and downward interest rate movements of 200 and 100 basis points over a one-year period. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Company’s policies, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to reduce the exposure to interest rate fluctuations, the Company has implemented strategies to more closely match its balance sheet composition.
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

     The tables below show the risk profile of the Company plus 200-basis point or minus 100-basis point parallel and gradual increase or decrease, respectively, of interest rates, as of December 31, 2008.

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
	(Dollars in thousands)
+200 Basis Points	$209,441	$5,935	2.92%
Base Scenario	203,506	—	—
-100 Basis Points (2)	207,180	3,674	1.81%

(1)	The NII (net interest income) figures exclude the effect of the amortization of loan fees.

(2)	Due to the low interest rate environment, the Company only modeled a 100-basis point downward adjustment.
     At December 31, 2008, the Company’s interest rate risk profile was fairly neutral with only modest changes expected either on a 200 basis upward rate scenario or 100 basis point downward rate scenario. The model utilized to create the information presented above makes various estimates at each level of interest rate change regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. Actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change. In addition, the limits stated above do not necessarily take into account changes which management would undertake to realign its portfolio.
     The Company is also exposed to basis risk, the risk of changing spreads between certain categories of indexed assets and liabilities. The primary risk faced by the Company is the risk that the spread between Prime loan rates and short-term funding rates (LIBOR) will narrow over time. Specifically, the Company’s loan portfolios are primarily tied to Prime rates while the Company’s funding is primarily tied to LIBOR, thus the Company’s net interest income declines in periods of narrowing spreads. During 2008, due to the financial crisis that affected the banking system and financial markets, the spread between Prime rates and LIBOR narrowed significantly causing the Company’s net interest income to decrease.
     The Company’s investment portfolio at December 31, 2008, had an average contractual maturity of 25 months. The Company’s interest rate risk model takes into consideration the callable feature of certain investment securities. Assuming that all call features are exercised, the Company’s investment portfolio as of December 31, 2008, had a remaining average maturity of seven months. During the first half of 2008, approximately $5.5 billion of U.S. Government agency notes with an average yield of 3.97% were called. The Company reinvested part of the proceeds in U.S. Government agency notes, mortgage-backed securities, and collateralized mortgage obligations amounting to approximately $3.30 billion at an average yield of 4.12% during the first half of 2008. As of December 31, 2008, the Company still has in its investment portfolio approximately $1.1 billion in U.S. Government agency notes with embedded call options. Lower reinvestment rates and a time lag between calls, prepayments and/or the maturity of investments and actual reinvestment of proceeds into new investments might affect net interest income in the future. These risks are directly linked to future period market interest rate fluctuations.
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

     In an effort to support the Company’s liquidity needs in the face of adverse market conditions, the Company has developed a Liquidity Contingency Plan (“LCP”) to provide a roadmap to alternative funding sources in the event that there are shortfalls in funding projections or if a liquidity crisis arises. The LCP is an integral part of the Company’s/Bank’s Liquidity Policy and is designed to help the Company and the Bank manage routine and extraordinary fluctuations in liquidity.
     The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At December 31, 2008, the Company had $1.2 billion and $1.0 billion of cash or cash equivalent reserves and unpledged assets, respectively, that could be used as collateral for borrowing, respectively.
     At December 31, 2008, Westernbank did not have outstanding line of credit agreements. As of December 31, 2007, Westernbank had line of credit agreements with four commercial banks permitting Westernbank to borrow a maximum aggregate amount of $225.0 million. There were no borrowings outstanding as of December 31, 2007, under such lines of credit. The agreements provided for unsecured advances to be used by Westernbank on an overnight basis. During 2008, these lines of credit agreements amounting to $225.0 million were cancelled.
     Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances and borrowings from the FHLB of New York and other short and long-term borrowings, such as federal funds purchased and repurchase agreements. Other borrowings limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the broker deposits market as a source of cost effective source of fund in addition to local market deposit inflows. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the FHLB as a funding source, issuing notes payable, such as advances, and other borrowings, such as repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires Westernbank to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. As of December 31, 2008, the Company has outstanding $42.0 million of advances from the FHLB. During 2008, the Company reviewed its real estate residential and commercial collateral to increase its ability to borrow from the FHLB. As explained above, at December 31, 2008, the Company’s borrowing capacity with the FHLB increased to $510.0 million from $39.0 million at December 31, 2007.
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
     Due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposit instability. The availability of additional brokered deposits depends on a variety of factors including market conditions and the Company’s and Westernbank’s overall financial condition. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. If Westernbank is not able to renew or roll over existing brokered deposits on satisfactory terms, the Company liquidity will be adversely impacted. During the year ended December 31, 2008, Westernbank returned to “well-capitalized” status and was well-capitalized at December 31, 2008. However in May 2009, W Holding Company, Inc. and Westernbank entered into Consent Orders with the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Commissioner. For a detailed description of these orders and the effect on the Bank’s well-capitalized status, please refer to Part I, Item 1, “ Business-Recent Significant Events”, in this Annual Report on Form 10-K.

     At December 31, 2008, Westernbank had total deposits of $11.0 billion, of which $670.2 million or 6% consisted of savings deposits, $294.2 million or 3% consisted of interest bearing demand deposits, $250.4 million or 2.28% consisted of noninterest bearing deposits, and $9.8 billion or 89% consisted of time deposits and related accrued interest. Time deposits include brokered deposits amounting to $8.6 billion as of December 31, 2008. These accounts have historically been a stable source of funds. Refer to “Part I, Item 1. Business-Recent Significant Events”, in this Annual Report on Form 10-K for recent significant events related to the Company’s brokered deposit program.
     At December 31, 2008, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$136,476
over 3 months through 6 months	73,269
over 6 months through 12 months	119,943
over 12 months	119,433

Total	$449,121

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS — Payments due, excluding interest, due by period for the Company’s contractual obligations (other than deposit liabilities) at December 31, 2008 are presented below:

		Due after one	Due after three
	Due within one	year through	years through	Due after five
	year	three years	five years	years	Total
	(In thousands)
Short-term borrowings	$779,142	$—	$—	$—	$779,142
Long-term borrowings	638,432	1,639,000	224,500	—	2,501,932
Operating lease obligations	2,493	4,249	2,658	3,100	12,500

Total contractual obligations	$1,420,067	$1,643,249	$227,158	$3,100	$3,293,574

     Unrecognized tax benefits amounted to $2.0 million and $44.0 million at December 31, 2008 and 2007, respectively. Uncertain income tax positions mainly relate to income which could be subject to special flat income tax rates in a tax jurisdiction outside of Puerto Rico, and certain expense deductions taken in income tax returns. For further detail on the a liability for income taxes related to unrecognized tax benefits, refer to Note 11 to notes to the consolidated financial statements, included herein in Part II, Item 8.
     Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At December 31, 2008, the Company had $6.2 billion in time deposits that mature within twelve months.

     The maturity distribution of the Company’s financial instruments with off-balance sheet risk expiring by period at December 31, 2008, is presented below:

	Less than one
	year	2-5 years	Total
	(In thousands)
Unused lines of credit	$119,830	$144,603	$264,433
Standby letters of credit	31,222	—	31,222
Commercial letters of credit	4,289	—	4,289
Commitments to extend credit	13,632	307,969	321,601

Total	$168,973	$452,572	$621,545

     Due to the nature of the Company’s unfunded commitments, including unfunded lines of credit, the amounts presented above do not necessarily represent the amounts the Company anticipates funding in the periods presented above.
     The Company’s liquidity plan contemplates alternative sources of funding that could provide significant amounts of funding at reasonable cost. The alternative sources of liquidity include the sale of assets; including commercial loan participations and residential mortgage loans, among others.
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
     In connection with the preparation and filing of this Form 10-K, the Company, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008 as a result of the material weaknesses in internal control over financial reporting. Please refer to Item 9A. CONTROL AND PROCEDURES included herein in Part II.
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
Legal Risk
     Legal risk arises from the potential that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively affect the operations or condition of an organization. The Company’s management is responsible for minimizing the risks inherent in executing financial contracts and possible lawsuits. As a result, the Company has established specific communication guidelines, an in-house legal function and outside legal counselors. In general, these procedures are designed to ensure the enforceability of the Company’s contracts and to avoid adverse judgments and lawsuits. For purposes of addressing the Company’s Legal Risk at all levels, the Company has segregated Legal Risk in three major areas: (1) Unenforceable Contracts, (2) Lawsuits, and (3)

Adverse Judgments. The Company has established comprehensive internal control policies and procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. In addition, the Company has specialized business areas, such as the Internal Legal Department, Accounting Department, Internal Audit Function and Compliance Department, that assist different lines of business in the development and implementation of specific risk management practices.
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
     Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $405.3 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. For this violation, Westernbank paid a penalty of $50,000 during 2008. As of December 31, 2008, this loan relationship was not impaired. There can be no assurance that the Commissioner will not take further actions on this issue.
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

Accounting Pronouncements Recently Adopted
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 140 and SFAS No. 133. SFAS No. 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement is effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The adoption of SFAS No. 155 at January 1, 2007 did not have any effect on the Company’s consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 was effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 at January 1, 2007 did not have a material impact on the Company’s consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to be recognized in the financial statements. In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB FIN No. 48. FSP No. FIN 48-1 amends FIN No. 48 to provide guidance on determining whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits. The concept of “effectively settled” replaces the concept of “ultimately settled” originally issued in FIN No. 48. The tax position can be considered “effectively settled” upon completion of an examination by the taxing authority if the entity does not plan to appeal or litigate any aspect of the tax position and it is remote that the taxing authority would examine any aspect of the tax position. For effectively settled tax positions, the full amount of the tax benefit can be recognized. The guidance in FSP No. FIN 48-1 was effective upon initial adoption of FIN No. 48. The Company adopted FIN No. 48 on January 1, 2007 and recorded a cumulative effect adjustment of $10.6 million that was charged to retained earnings to increase the liability for uncertain income tax positions and the deferred income tax asset by $12.5 million and $1.9 million, respectively.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s statement of financial condition would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB No. 108 within the current year opening balance in retained earnings. The adoption of SAB No. 108 at January 1, 2007 did not have any impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The adoption of SFAS No. 157 at January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities at January 1, 2008, did not have a material impact on the Company’s consolidated financial position or results of operations. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and illustrates key considerations in determining the fair value. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP No. FAS 157-3 did not have any impact on the Company’s consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115. This Statement permits an entity to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Eligible items that are measured at fair value must be displayed on the face of the statement of financial condition. The Company adopted SFAS No. 159 on January 1, 2008 and recorded a cumulative effect adjustment of $5.3 million that was credited to retained earnings and decreased deposits, other assets and deferred income tax asset by $12.9 million, $4.2 million and $3.4 million, respectively.
     In April 2007, the FASB issued Staff Position FSP FIN 39-1, Amendment of FASB Interpretation No. 39, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, FSP FIN 39-1 permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The adoption of FSP FIN 39-1 at January 1, 2008 did not have any impact on the Company’s consolidated financial statements.
     In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. This SAB supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Additionally, this SAB expands the SAB No. 105 view that internally-developed intangible assets should not be recorded as part of the fair value for any written loan commitments that are accounted for at fair value through earnings. The adoption of SAB No. 109 at January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity use derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company early adopted the disclosure framework dictated by this Statement during 2008.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 provides the GAAP hierarchy to the entities instead of the auditor as provided by SAS No. 69 because the entities (not their auditors) are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Any effect of applying the provisions of SFAS No. 162 should be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not impact the Company’s current accounting policies or the Company’s consolidated financial statements.
     In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of this FSP is to improve disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46(R), Consolidation of Variable Interest Entities, are finalized and approved by the FASB. The FSP amends Statement No. 140 to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN No.

46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008. The adoption of FSP No. 140-4 and FIN 46(R)-8 did not have a significant impact on the Company’s consolidated financial statements as the Company is not materially involved in the transfer of financial assets through securitization and asset-backed financing arrangements, nor has involvement with variable interest entities.
     In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, which applies to beneficial interest within the scope of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. This FSP amends the impairment guidance of EITF No. 99-20 to align with SFAS No. 115 and other related impairment guidance. The FSP became effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP No. EITF 99-20-1 did not have any impact on the Company’s consolidated financial statements.
Accounting Pronouncements To Be Adopted
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to generally recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The adoption of SFAS No. 141(R) will impact the accounting and reporting of business combinations for which the acquisition date is on or after January 1, 2009.
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
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The adoption of FSP No. EITF 03-6-1 is not expected to have any effect on the Company’s consolidated financial statements.
     In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 08-6, Equity Method Investment Accounting Considerations. The EITF clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This EITF applies to all investments accounted for under the equity method. EITF Issue 08-6 provides guidance on how: (1) the initial carrying value of an equity method investment should be determined; (2) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; (3) an equity method investee’s issuance of shares should be accounted for, and (4) to account for a change in an investment from the equity method to the cost method. This EITF will be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF Issue 08-6 is not expected to have any effect on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSB reiterates that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSB provides additional guidance and utilizes a two-step process to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability, and whether a transaction is not orderly. If it is determined that there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Accordingly, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, Fair Value Measurements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material effect on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the recognition and measurement guidance related to other-than-temprorary impairment (“OTTI”) for debt securities. This FSP requires that an OTTI shall be recognized in earnings if the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Company does not intend to sell the security, and it is not likely that the Company will be required to sell the security before recovery of its cost basis, the OTTI related to credit losses shall be recognized in earnings, and the OTTI related to all other factors shall be recorded in other comprehensive income (loss), net of applicable taxes. An entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings, net of applicable taxes, with a corresponding adjustment to accumulated other comprehensive income (loss). This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and should be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of FSP No. FAS 115-2 and FAS 124-2 on its consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. SFAS 165 reflects the principles underpinning previous subsequent event guidance in existing accounting literature and US Auditing Standards (AU) Section 560, “Subsequent Events,” therefore the Company’s adoption of SFAS No. 165 should not result in significant changes in the subsequent events that the Company’s reports either through recognition or disclosure in the consolidated financial statements. SFAS No. 165 requires the Company’s to disclose the date through which it has evaluated subsequent events, which for public entities, is the date the financial statements are issued. The adoption of SFAS No. 165 is not expected to have any effect on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 166 removes the concept of a “qualifying special-purpose entity” (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. This Statement is effective for interim and annual periods beginning after November 15, 2009, with early adoption prohibited. The adoption of SFAS No. 166 is not expected to have a material effect on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends the methodology for determining the primary beneficiary (and therefore consolidator) of a variable interest entity (“VIE”) and will require such assessment to be performed on an ongoing basis. Under SFAS No. 167, the primary beneficiary of a VIE is defined as the enterprise that has both (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE.. This amendment affects all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN No. 46(R). SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of SFAS No. 167 is not expected to have any effect on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of Statement 168 in the third quarter of 2009 will not have a material impact on the Company’s consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
     As of December 31, 2008, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
     On October 28, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have filed with the SEC the certifications required by Section 302 of the Sarbanes–Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required herein is incorporated by reference to the information included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk & Interest Rate Risk” in this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
W Holding Company, Inc.
Mayagüez, Puerto Rico
We have audited the accompanying consolidated statement of financial condition of W Holding Company, Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W Holding Company, Inc. and Subsidiaries as of December 31, 2008, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
At December 31, 2008, the Company had nonperforming assets of approximately $1.67 billion or 10.9% of total assets and brokered deposits of approximately $8.5 billion or 77.3% of total deposits. As discussed in Note 13, Commitments and Contingencies, Regulatory Matters, the Company is subject to various bank regulatory agreements that require the bank to reduce the level of nonperforming assets and obtain approval every six months from regulators to continue to accept brokered deposits.
As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”as of January 1, 2008.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 28, 2009 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ BDO Seidman, LLP
San Juan, Puerto Rico
October 28, 2009
Stamp No. 2450252
Affixed to original
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
W Holding Company, Inc.
Mayaguez, Puerto Rico
We have audited the accompanying consolidated statement of financial condition of W Holding Company, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of W Holding Company, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards No. 109 as of January 1, 2007.
/s/ DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
March 13, 2009
Stamp No. 2458648
affixed to original.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Cash and due from banks	$68,368	$153,473
Money market instruments:
Federal funds sold and resell agreements	—	886,700
Interest-bearing deposits in banks	1,096,465	56,287
Investment securities available for sale, at fair value with an amortized cost of $3,713,645 in 2008 and $484,066 in 2007	3,670,241	479,001
Investment securities held to maturity, at amortized cost with a fair value of $1,020,837 in 2008 and $6,532,930 in 2007	1,037,970	6,598,197
Federal Home Loan Bank stock, at cost	64,190	49,453
Residential mortgage loans held for sale, at lower of cost or fair value	18,871	6,500
Loans, net of allowance for loan losses of $282,089 in 2008 and $338,720 in 2007	8,667,717	9,209,911
Accrued interest receivable	56,224	105,377
Foreclosed real estate held for sale, net of valuation allowance of $3,104 in 2008 and $1,022 in 2007	98,570	10,971
Other real estate held for sale, net	5,462	—
Premises and equipment, net	120,796	129,591
Deferred income taxes, net	155,661	134,177
Other assets	222,362	107,073

TOTAL	$15,282,897	$17,926,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$250,380	$317,753
Interest-bearing and related accrued interest payable, includes $109,944 of deposits measured at fair value in 2008	10,751,793	10,178,748

Total deposits	11,002,173	10,496,501
Federal funds purchased and repurchase agreements	3,204,142	6,146,693
Advances from Federal Home Loan Bank	42,000	102,000
Mortgage note payable	34,932	35,465
Advances from borrowers for taxes and insurance	11,759	11,539
Accrued expenses and other liabilities	72,524	138,277

Total liabilities	14,367,530	16,930,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference — $530,838 in 2008 and 2007); authorized 50,000,000 shares; issued and outstanding 18,156,709 shares in 2008 and 2007	18,157	18,157
Common stock — $1.00 par value per share; authorized 500,000,000 shares; issued and outstanding 3,298,138 shares in 2008 and 2007	3,298	3,298
Paid-in capital	870,450	870,128
Retained earnings:
Reserve fund	78,389	78,389
Undivided profits (accumulated losses)	(13,939)	31,383
Accumulated other comprehensive loss, net of income tax	(40,988)	(5,119)

Total stockholders’ equity	915,367	996,236

TOTAL	$15,282,897	$17,926,711

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
INTEREST INCOME:
Loans, including loan fees	$569,533	$723,765	$661,095
Investment securities	102,017	260,300	261,971
Mortgage-backed securities	115,415	45,287	28,445
Money market instruments	19,323	40,833	38,235
Trading securities	5	4	44

Total interest income	806,293	1,070,189	989,790

INTEREST EXPENSE:
Deposits	455,313	463,298	366,063
Federal funds purchased and repurchase agreements	205,076	315,030	307,463
Advances from Federal Home Loan Bank	2,980	5,691	7,893
Borrowings under line of credit	—	1,107	—

Total interest expense	663,369	785,126	681,419

NET INTEREST INCOME	142,924	285,063	308,371
PROVISION FOR LOAN LOSSES	67,506	277,562	90,880

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	75,418	7,501	217,491

NONINTEREST INCOME:
Service and other charges on loans	10,364	12,687	12,527
Service charges on deposit accounts	11,712	12,397	9,976
Other fees and commissions	21,858	20,313	15,104
Net gain on derivative instruments and deposits measured at fair value	3,125	1,308	632
Net gain (loss) on sales and valuation of loans held for sale, securities, and other assets	13,596	1,093	(1,141)

Total noninterest income	60,655	47,798	37,098

NONINTEREST EXPENSES:
Salaries and employees’ benefits	65,191	60,436	54,378
Equipment expense	13,868	13,244	11,610
Deposits insurance premium and supervisory examination	16,384	10,398	3,770
Occupancy	10,586	9,383	8,482
Advertising	7,095	8,641	9,140
Printing, postage, stationery and supplies	4,289	3,860	3,654
Telephone	2,632	2,068	2,275
Net loss (gain) from operations of foreclosed real estate held for sale	2,233	182	(270)
Municipal taxes	10,585	8,775	6,218
Professional fees	19,845	17,884	3,819
Provision for claim receivable	14,406	—	—
Other	28,695	28,538	21,442

Total noninterest expenses	195,809	163,409	124,518

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES	(59,736)	(108,110)	130,071
PROVISION (CREDIT) FOR INCOME TAXES	(54,286)	(39,772)	70,492

NET INCOME (LOSS)	(5,450)	(68,338)	59,579
LESS DIVIDENDS TO PREFERRED STOCKHOLDERS	36,910	36,910	36,911

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(42,360)	$(105,248)	$22,668

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(12.84)	$(31.92)	$6.89

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(12.84)	$(31.92)	$6.74

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CHANGES IN STOCKHOLDERS’ EQUITY:
Preferred stock:
Balance at beginning of year	$18,157	$18,157	$18,160
Conversion of preferred stock	—	—	(3)

Balance at end of year	18,157	18,157	18,157

Common stock:
Balance at beginning of year	3,298	3,290	3,282
Issuance of common stock upon exercise of stock options	—	8	8

Balance at end of year	3,298	3,298	3,290

Paid-in capital:
Balance at beginning of year	870,128	868,680	866,938
Stock options exercised	—	1,241	1,064
Stock-based compensation expense	322	207	675
Issuance of common stock upon conversion of preferred stock	—	—	3

Balance at end of year	870,450	870,128	868,680

Reserve fund:
Balance at beginning of year	78,389	78,389	72,484
Transfer from undivided profits	—	—	5,905

Balance at end of year	78,389	78,389	78,389

Undivided profits (accumulated losses):
Balance at beginning of year	31,383	178,543
Cumulative impact of changes in accounting for:
Financial assets and liabilities at fair value (SFAS No. 159 — See Note 1)	5,283	—
Uncertainties in income taxes (FIN No. 48 — See Note 1)	—	(10,585)

Balance at beginning of year — as adjusted	36,666	167,958	193,016
Net income (loss)	(5,450)	(68,338)	59,579
Cash dividends on common stock	(8,245)	(31,327)	(31,236)
Cash dividends on preferred stock	(36,910)	(36,910)	(36,911)
Transfer to reserve fund	—	—	(5,905)

Balance at end of year	(13,939)	31,383	178,543

Accumulated other comprehensive income (loss), net of income tax:
Balance at beginning of year	(5,119)	284	7
Other comprehensive income (loss)	(35,869)	(5,403)	277

Balance at end of year	(40,988)	(5,119)	284

TOTAL STOCKHOLDERS’ EQUITY	$915,367	$996,236	$1,147,343

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(5,450)	$(68,338)	$59,579

Other comprehensive income (loss):
Unrealized net gains (losses) on securities available for sale:
Unrealized losses arising during the period	(37,833)	(6,105)	(201)
Reclassification adjustment for losses (gains) included in net income (loss)	(505)	585	546

	(38,338)	(5,520)	345
Income tax effect	2,469	117	(68)

Other comprehensive income (loss)	(35,869)	(5,403)	277

TOTAL COMPREHENSIVE INCOME (LOSS)	$(41,319)	$(73,741)	$59,856

See notes to consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,450)	$(68,338)	$59,579
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for:
Loan losses	67,506	277,562	90,880
Unfunded loan commitments	(1,146)	1,146	—
Claim receivable	14,406	—	—
Deferred income tax	(22,392)	(73,610)	(6,107)
Foreclosed real estate held for sale	2,082	573	222
Depreciation and amortization of:
Premises and equipment	9,920	9,549	8,696
Mortgage servicing rights	279	296	329
Stock-based compensation expense	322	207	675
Amortization of premium (discount)-net, on:
Investment securities available for sale	(1,315)	(250)	(142)
Mortgage-backed securities available for sale	727	—	—
Investment securities held to maturity	(16,262)	(20,081)	(18,484)
Mortgage-backed securities held to maturity	82	175	261
Loans	23	47	860
Amortization of discount on deposits	2,696	774	1,460
Amortization of net deferred loan origination fees	(8,470)	(17,095)	(15,795)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(505)	—	(204)
Available-for-sale securities other-than-temporarily impaired	—	585	750
Called investment securities held to maturity	3,116	—	—
Held-to-maturity securities other-than-temporarily impaired	—	—	1,063
Mortgage loans held for sale	(853)	(531)	(291)
Derivative instruments	(6,160)	(1,428)	(1,525)
Deposits measured at fair value	6,908	—	—
Foreclosed real estate held for sale	(356)	(601)	(634)
Other real estate held for sale	(14,656)	—	—
Loans	261	(250)	—
Premises and equipment	(44)	(857)	—
Other assets	(2,299)	—	—
Capitalization of servicing rights	(516)	(303)	(285)
Originations of mortgage loans held for sale	(52,486)	(27,242)	(33,530)
Proceeds from sales of mortgage loans held for sale	36,784	19,875	16,562
Decrease (increase) in:
Trading securities	4,184	3,723	5,814
Accrued interest receivable	44,465	14,934	(14,429)
Other assets	(5,096)	(40,631)	(3,601)
Increase (decrease) in:
Accrued interest on deposits and borrowings	(42,234)	19,386	46,917
Other liabilities	(45,040)	35,674	(10,190)

Net cash provided by (used in) operating activities	(31,519)	133,289	128,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in banks	(1,040,178)	(35,227)	36,056
Net decrease (increase) in federal funds sold and resell agreements	336,700	63,873	(204,034)
Cancellation of resell agreements over three months	550,000	—	—
Investment securities available for sale:
Maturities, prepayments and calls	1,518,384	35,788	4,794
Proceeds from sales	398,924	—	1,928
Purchases	(5,145,793)	(500,003)	—
Investment securities held to maturity:
Maturities, prepayments and calls	38,564,022	63,082,335	49,887,013
Purchases	(33,572,029)	(62,674,241)	(49,864,760)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	8,032	21,193	41,991
Loans:
Sales	12,783	157,146	—
Loan originations, net of principal collections	378,338	(1,071,632)	(869,915)
Purchases of derivative options	(615)	(2,016)	(1,296)
Proceeds from derivative options	9,261	3,483	33
Cash paid on terminated swaps	—	—	(164)
Proceeds from sales of foreclosed real estate held for sale	2,456	2,513	1,567
Proceeds from sales of other real estate held for sale	21,375	—	—
Additions to premises and equipment	(13,809)	(14,724)	(16,486)
Proceeds from sale of premises and equipment	94	1,118	—
Proceeds from sale of other assets	2,299	—	—
Purchases of Federal Home Loan Bank stock	(50,965)	(16,772)	(3,160)
Redemptions of Federal Home Loan Bank stock	36,229	5,301	7,975

Net cash provided by (used in) investing activities	2,015,508	(941,865)	(978,458)

Forward	$1,983,989	$(808,576)	$(849,607)

See notes to consolidated financial statements.
(continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Forward	$1,983,989	$(808,576)	$(849,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	556,375	1,124,911	907,140
Net increase (decrease) in federal funds purchased and repurchase agreements	272,522	2,040,825	(475,143)
Repurchase agreements with original maturities over three months:
Proceeds	—	250,000	2,066,295
Payments	(2,181,875)	(2,464,613)	(1,530,700)
Cancellations	(600,000)	—	—
Net increase (decrease) in advances from Federal Home Loan Bank	(60,000)	35,000	(25,000)
Payments of advances from Federal Home Loan Bank with
original maturities over three months	—	(60,000)	(20,000)
Borrowings under line of credit:
Proceeds	—	34,030	—
Payments	—	(34,030)	—
Repayments of mortgage note payable	(533)	(503)	(464)
Cash paid on matured embedded derivatives	(8,724)	(3,293)	(33)
Net increase in advances from borrowers for taxes and insurance	220	1,677	1,995
Dividends paid	(47,079)	(68,231)	(68,140)
Proceeds from stock options exercised	—	1,249	1,072

Net cash provided by (used in) financing activities	(2,069,094)	857,022	857,022

NET CHANGE IN CASH AND DUE FROM BANKS	(85,105)	48,446	7,415

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	153,473	105,027	97,612

CASH AND DUE FROM BANKS, END OF YEAR	$68,368	$153,473	$105,027

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$685,353	$747,389	$617,153
Income taxes	12,475	49,235	82,190
Noncash activities (see Note 13):
Accrued dividends payable	2,225	4,149	4,142
Net change in other comprehensive income (loss)	(35,869)	(5,403)	277
Mortgage loans securitized and transferred to:
Trading securities	4,184	3,723	7,419
Mortgage-backed securities held to maturity	—	—	1,189
Transfer from:
Trading securities to available for sale securities	—	—	1,605
Investment securities held to maturity to available for sale securities	—	—	20,552
Mortgage loans held for sale to loans	—	9,055	—
Loans to foreclosed real estate held for sale	93,118	8,211	4,826
Premises and equipment to other real estate held for sale	12,181	—	—
Undivided profits to reserve fund	—	—	5,905
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	1,365	668	1,728
Unpaid additions to premises and equipment	137	591	562
Effect of derivative transactions:
Decrease (increase) in other assets	3,931	(12,065)	(7,424)
Increase (decrease) in deposits	(4,210)	13,308	8,197
Increase (decrease) in other liabilities	1,027	(1,123)	(838)
Conversion of preferred stock into common stock:
Common stock	—	—	13
Paid-in capital	—	—	(10)
Preferred stock	—	—	(3)
See notes to consolidated financial statements.
(concluded)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     W Holding Company, Inc. (the “Company”) is a bank holding company offering a full range of financial services. The business of the Company is conducted through its wholly-owned commercial bank subsidiary, Westernbank Puerto Rico (“Westernbank” or the “Bank”). The Company was organized under the laws of the Commonwealth of Puerto Rico in February 1999 to become the bank holding company of Westernbank. Westernbank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico effective November 30, 1994. Originally, Westernbank was organized as a federally chartered mutual savings and loan association in 1958, and in January 1984 became a federal mutual savings bank. In February 1985, the savings bank was converted to the stock form of ownership. Westernbank offers a full range of business and consumer financial services, including banking, trust and brokerage services and placing insurances. On May 19, 2008, the Company contributed 100% of its ownership in Westernbank Insurance Corp. (“WIC”) to Westernbank. WIC is a general insurance agent placing property, casualty, life and disability insurances.
     In July 2000, the Company became a financial holding company under the Bank Holding Company Act (“BHC Act”). As a financial holding company, the Company was permitted to engage in financial related activities, including insurance and securities activities, provided that the Company and its banking subsidiary met certain regulatory standards. On May 20, 2008, the Company withdrew its financial holding company status under the BHC Act. As a result, effective on such date the Company’s activities are limited to those deemed closely related to banking by the Board of Governors of the Federal Reserve System (the “FRB”).
     Westernbank operates through a network of 48 bank branches (including 10 Expresso of Westernbank branches) located throughout Puerto Rico, including 25 in the Western and Southwestern regions, 14 in the San Juan metropolitan area, 7 in the Northeastern region, and 2 in the Eastern region, and a website on the Internet. On October 3, 2008, the Congress of the United States of America approved the Emergency Economic Stabilization Act of 2008, pursuant to which among other things, the amount of deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) was temporarily increased from $100,000 to $250,000 per depositor until December 31, 2009. On May 20, 2009, President Barack Obama signed legislation that extended this temporary increase to $250,000 through December 31, 2013. Westernbank’s deposits, including Individual Retirement Accounts (“IRAs”), are insured by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC, up to $250,000 per depositor.
     Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the Asset-Based Lending Unit operations), investments (treasury) and deposit products. Besides the traditional banking operations, at December 31, 2008, Westernbank operated four other divisions:
•	Westernbank International Division, which is an International Banking Entity (“IBE”) under the Puerto Rico Act No. 52 of August 11, 1989, as amended, known as the International Banking Center Regulatory Act, which offers commercial banking and related services, and treasury and investment activities outside of Puerto Rico;

•	Westernbank Trust Division, which offers a full array of trust services;

•	Expresso of Westernbank, a division which specializes in small, unsecured consumer loans up to $15,000 and real estate collateralized consumer loans up to $150,000;

•	and Westernbank International Trade Services, established during the first quarter of year 2006, a division which specializes in international trade products and services.
     In the first quarter of 2008, Westernbank Business Credit Division, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventories and machinery and equipment, was integrated into the operations of the commercial loans department of Westernbank under the name of Asset-Based Lending Unit.
     Westernbank owns 100% of the voting shares of:
•	Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza; a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district.

•	SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, were not significant.

•	Westernbank Financial Center Corp (“WFCC”), which was incorporated under the laws of the State of Florida to conduct commercial lending and other related activities in the United States of America. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. WFCC’s main asset consisted of a commercial loan of $33.1 million at December 31, 2007. The assets, liabilities, revenues and expenses of WFCC as of and for the years ended December 31, 2008 and 2007, were not significant.

•	Westernbank Insurance Corp. (“WIC”) a general insurance agent placing property, casualty, life and disability insurances, primarily to mortgage customers of the Company. On May 19, 2008, the Company contributed 100% of its ownership in WIC to Westernbank. The assets, liabilities, revenues and expenses of WIC at December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, were not significant.
     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices. Following is a summary of the Company’s most significant accounting policies:
     Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Westernbank Puerto Rico and Westernbank Insurance Corp (until May 19, 2008). All intercompany transactions and balances have been eliminated.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company’s most significant estimates are the allowance for loan losses, the other-than temporary impairments, the valuation of financial instruments and the income tax and contingencies accruals.
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
     Revenue Recognition — The Company earns net interest and noninterest income, including fees, from various sources, including:
•	Lending,

•	Securities portfolio,

•	Trust Services,

•	Trade services, including standby letters of credit,

•	Customers deposits,

•	Loan servicing,

•	Sales of loans and securities,

•	Securities and derivative activities; and

•	Insurance agent activities.
     Interest earned on interest-earning assets (investment securities and loans) is recognized by the Company based on the effective yield of the earning-asset using the effective interest method. The amortization or accretion of premiums or discounts on investment securities is deducted or added to interest income based on the interest method over the outstanding period of the related securities. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method or a method which approximates the interest method. Discounts/Premiums on purchased loans are accreted/amortized to income over the expected term of the loan using the interest method.
     Trust activity fees are generally based on a percentage of the fair value of the assets under management and recognized as income as they are earned.
     Trade servicing fees are primarily based on predetermined percentages or rates based on the contractual notional amounts and recognized as income as they are earned.

     Service and other charges on loans and deposit accounts and other fees and commissions are recognized as income as they are collected.
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
     Cash and Cash Equivalents — For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are those amounts included in the consolidated statements of financial condition as “cash and due from banks”.
     Interest-Bearing Deposits in Banks and Federal Funds Sold — Interest-bearing deposits in banks and federal funds sold are carried at cost and mature within the next two business days.
     Securities Classification and Related Values - Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities classified as held-to-maturity, and which management has the intent and ability to hold to maturity, are reported at amortized cost. Available-for-sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in accumulated other comprehensive income (loss) and noninterest income, respectively. The fair value of a security is determined based on quotations received from pricing service firms and/or securities dealers. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. The assessment of fair value applies to certain of the Company’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, prepayment speeds and discount rates.
     Other-Than-Temporary Impairments — The Company reviews its investment securities for impairment on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the consolidated statements of operations is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary.
     Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of operations.
     Impairment analyses for equity securities and corporate notes are performed based on the latest financial information and any supporting research report made by major brokerage houses. These analyses are subjective and based, among other things, on relevant financial data such as capitalization, cash flows, liquidity, systemic risk, and debt outstanding. Management also considers the industry trends, the historical performance of the stock, as well as the Company’s intent to hold the security. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of operations.
     Residential Mortgage Loans Held for Sale — Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. Fair value is based on the contract price at which the mortgage loans could be sold in the secondary market. The Company generally has commitments to sell residential mortgage loans held for sale in the secondary market. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. Due to changing market conditions or other factors, management’s intent with respect to the disposition of the loan may change, and accordingly, loans previously classified as held for sale may be reclassified into held in portfolio. Loans transferred between loans held for sale and held in portfolio classifications are recorded at the lower of cost or market at the date of transfer. Commitments to sell residential loans held for sale in the secondary market were not significant at December 31, 2008 and 2007.

     Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance computed using the effective interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method or a method which approximates the interest method. Discounts and premiums on purchased loans are amortized to income over the expected term of the loan using methods that approximate the interest method. When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from held in portfolio into held for sale. Loans transferred from held in portfolio to held-for-sale portfolio classifications are recorded at the lower of cost or market at the date of transfer.
     The accrual of interest on loans is discontinued when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for on the cash-basis method or for certain high loan-to-value loans on the cost recovery method, until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all delinquent interest and principal payments become current in accordance with the terms of the loan agreement or when the loan is both well secured and in the process of collection and collectibility is no longer doubtful. Consumer loans that have principal and interest payments that have become past due one hundred and twenty days and credit cards and other consumer revolving lines of credit that have principal and interest payments that have become past due one hundred and eighty days are charged-off against the allowance for loan losses.
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
     Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review and thus subject to specific allowance allocations. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Company. The review of individual loans includes an assessment to determine if loans are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or the fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.
     General allowances based on loss rates are applied to commercial and construction loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are generally derived from two or three year historical net charge-off by loan category adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include, among others: the effect of the national and local economies; trends in loans growth; trends in the impaired and delinquent loans; risk management and loan administration; changes in concentration of loans to one obligor; changes in the internal lending policies and credit standards; and examination results from bank examiners and the Company’s internal credit examiners.

     Homogeneous loans, such as consumer installments, residential mortgage loans, and credit cards are not individually reviewed. General allowances are established for each pool of loans based on the expected net charge-offs for one year. Loss rates are generally based on the higher of current year or the average of the last two to three year historical net charge-offs by loan category, adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in the delinquent loans; risk management practices; collection practices; and changes in the internal lending policies and credit standards.
     In 2008, the Company has not substantively changed its overall approach in the determination of the allowance for loan losses. There have been no material changes in the criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses.
     Allowance for Losses on Unfunded Commitments — The allowance for losses on unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated statements of financial condition. The determination of the adequacy of the allowance is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading. Net adjustments to the allowance for losses on unfunded commitments are included in other noninterest expense in the consolidated statements of operations.
     Foreclosed Real Estate Held for Sale — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are carried at the lower of cost or fair value less costs to sell. All properties are evaluated on a quarterly basis by management. Provisions for decline in fair value, gains (losses) on sales, and revenue and expenses from the operations of such properties are included in noninterest expenses as net gain (loss) from operations of foreclosed real estate held for sale.
     Other Real Estate Held For Sale — Long-term assets to be sold by the Company are classified as held for sale if the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset and transfer of the asset is probable, and transfer of the asset is expected to qualify for recognition as completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
     Assets classified as held for sale are recorded at lower-of-cost or fair value less costs to sell, recording a loss and adjusting book value. In the event the asset is not sold, it shall be registered at the lower of book value prior to reclassification to held for sale adjusted for the unrecognized depreciation and the fair value of the asset.
     Premises and Equipment — Premises and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from two to forty years.
     Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or the estimated useful lives of the related assets, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred.

     Impairment of Long-Lived Assets — The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No indications of impairment are evident as a result of such review during 2008, 2007 and 2006.
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
     Mortgage Servicing Rights — The Company recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired and assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. All recognized servicing assets are initially recognized at fair value. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics. Impairment is recognized through a valuation allowance for an individual servicing right, to the extent that fair value is less than the carrying amount for that right.
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
     The Company accounts for its derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Statement requires recognition of all derivatives as either assets or liabilities in the statements of financial condition and requires measurement of those instruments at fair value through adjustments to either accumulated other comprehensive income (loss) or current earnings or both, as appropriate. On the date the Company enters into a derivative contract, the Company designates derivative instruments as either a fair value hedge, cash flow hedge or as a derivative instrument not designated as a hedge. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income (loss). For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current period net income (loss). Similarly, the changes in fair value of derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are also reported in current period net income, in noninterest income.

     The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income within net gain (loss) on derivative instruments.
     Prior to entering into a hedge transaction, Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the statements of financial condition or to specific firm commitments or forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. The Company discontinues hedge accounting prospectively when it is determined that the derivative is or will no longer be effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold, or terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
     When hedge accounting is discontinued, the future gains and losses arising from any change in fair value of the derivative are recorded as noninterest income in the consolidated statements of operations. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions would have affected earnings.
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
     Earnings (Loss) per Share — In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income (loss) attributable to common stockholders as adjusted to add back dividends on convertible preferred stock, by the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent assumed conversion of outstanding convertible preferred stock, which are determined using the if-converted method, and outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (33,674 shares in 2008, 2007 and 2006, as adjusted to reflect the reverse stock split approved on November 7, 2008 and effective on December 1, 2008) was antidilutive in 2008, 2007 and 2006. The effect of stock options was antidilutive in 2008, 2007 and dilutive in 2006. In 2008, there were no common share equivalents for stock options that could potentially dilute earnings per share. The effect of common share equivalents for stock options (24,346 shares in 2007 and 73,432 in 2006, as adjusted to reflect the reverse stock split approved on November 7, 2008 and effective on December 1, 2008) was antidilutive in 2007 and dilutive in 2006.

     Basic and diluted earnings (loss) per common share were computed as follows:

	2008	2007		2006
	(Amounts in thousands, except per share data)
Basic and diluted earnings (loss) per common share:
Net income (loss)	$(5,450)	$(68,338)		$59,579
Less preferred stock dividends	(36,910)	(36,910)		(36,911)

Income (loss) attributable to common stockholders — basic	(42,360)	(105,248)		22,668
Plus convertible preferred stock dividends	—	—		—

Income (loss) attributable to common stockholders — diluted	$(42,360)	$(105,248)		$22,668

Weighted average number of common shares outstanding for the year	3,298	3,297	(1)	3,288	(1)

Dilutive potential common shares — stock options	—	—		73	(1)
Assumed conversion of preferred stock	—	—		—

Total	3,298	3,297		3,361

Basic earnings (loss) per common share	$(12.84)	$(31.92	) (1)	$6.89	(1)

Diluted earnings (loss) per common share	$(12.84)	$(31.92	) (1)	$6.74	(1)

(1)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008, and effective on December 1, 2008.
     Comprehensive Income (Loss) — Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. Accounting principles generally accepted in the United States of America require that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of stockholders’ equity in the statements of financial condition, such items, along with net income (loss), are components of comprehensive income (loss). Accumulated other comprehensive income (loss), net of income tax, as of December 31, 2008 and 2007 consisted of the unrealized gain (loss) on investment securities available for sale.
Accounting Pronouncements Recently Adopted
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 140 and SFAS No. 133. SFAS No. 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under SFAS No. 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement is effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The adoption of SFAS No. 155 at January 1, 2007 did not have any effect on the Company’s consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to (1) require the recognition of a servicing asset or servicing liability under specified circumstances, (2) require that, if practicable, all separately recognized servicing assets and liabilities be initially measured at fair value, (3) create a choice for subsequent measurement of each class of servicing assets or liabilities by applying either the amortization method or the fair value method, and (4) permit the one-time reclassification of securities identified as offsetting exposure to changes in fair value of servicing assets or liabilities from available-for-sale securities to trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, SFAS No. 156 amends SFAS No. 140 to require significantly greater disclosure concerning recognized servicing assets and liabilities. SFAS No. 156 was effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The adoption of SFAS No. 156 at January 1, 2007 did not have a material impact on the Company’s consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to be recognized in the financial statements. In May 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB FIN No. 48. FSP No. FIN 48-1 amends FIN No. 48 to provide guidance on determining whether a tax position is “effectively settled” for the purpose of recognizing previously unrecognized tax benefits. The concept of “effectively settled” replaces the concept of “ultimately settled” originally issued in FIN No. 48. The tax position can be considered “effectively settled” upon completion of an examination by the taxing authority if the entity does not plan to appeal or litigate any aspect of the tax position and it is remote that the taxing authority would examine any aspect of the tax position. For effectively settled tax positions, the full amount of the tax benefit can be recognized. The guidance in FSP No. FIN 48-1 was effective upon initial adoption of FIN No. 48. The Company adopted FIN No. 48 on January 1, 2007 and recorded a cumulative effect adjustment of $10.6 million that was charged to retained earnings to increase the liability for uncertain income tax positions and the deferred income tax asset by $12.5 million and $1.9 million, respectively. See Note 11 for FIN No. 48 adoption disclosures.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s statement of financial condition would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB No. 108 within the current year opening balance in retained earnings. The adoption of SAB No. 108 at January 1, 2007 did not have any impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The adoption of SFAS No. 157 at January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities at January 1, 2008, did not have a material impact on the Company’s consolidated financial position or results of operations. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and illustrates key considerations in determining the fair value. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP No. FAS 157-3 did not have any impact on the Company’s consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115. This Statement permits an entity to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Eligible items that are measured at fair value must be displayed on the face of the statement of financial condition. The Company adopted SFAS No. 159 on January 1, 2008 and recorded a cumulative effect adjustment of $5.3 million that was credited to retained earnings and decreased deposits, other assets and deferred income tax asset by $12.9 million, $4.2 million and $3.4 million, respectively.
     In April 2007, the FASB issued Staff Position FSP FIN 39-1, Amendment of FASB Interpretation No. 39, which defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, FSP FIN 39-1 permits the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The adoption of FSP FIN 39-1 at January 1, 2008 did not have any impact on the Company’s consolidated financial statements.
     In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. This SAB supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments, and expresses the current view of the staff that, consistent with guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Additionally, this SAB expands the SAB No. 105 view that internally-developed intangible assets should not be recorded as part of the fair value for any written loan commitments that are accounted for at fair value through earnings. The adoption of SAB No. 109 at January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity use derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company early adopted the disclosure framework dictated by this Statement during 2008. See Note 19.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 provides the GAAP hierarchy to the entities instead of the auditor as provided by SAS No. 69 because the entities (not their auditors) are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Any effect of applying the provisions of SFAS No. 162 should be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not impact the Company’s current accounting policies or the Company’s consolidated financial statements.
     In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of this FSP is to improve disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46(R), Consolidation of Variable Interest Entities, are finalized and approved by the FASB. The FSP amends Statement No. 140 to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN No.

46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for reporting periods ending after December 15, 2008. The adoption of FSP No. 140-4 and FIN 46(R)-8 did not have a significant impact on the Company’s consolidated financial statements as the Company is not materially involved in the transfer of financial assets through securitization and asset-backed financing arrangements, nor has involvement with variable interest entities.
     In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, which applies to beneficial interest within the scope of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. This FSP amends the impairment guidance of EITF No. 99-20 to align with SFAS No. 115 and other related impairment guidance. The FSP became effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP No. EITF 99-20-1 did not have any impact on the Company’s consolidated financial statements.
Accounting Pronouncements To Be Adopted
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) be used for all business combinations and that an acquirer be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values. This Statement requires the acquirer to generally recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The adoption of SFAS No. 141(R) will impact the accounting and reporting of business combinations for which the acquisition date is on or after January 1, 2009.
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
     In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The adoption of FSP No. EITF 03-6-1 is not expected to have any effect on the Company’s consolidated financial statements.
     In November 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 08-6, Equity Method Investment Accounting Considerations. The EITF clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This EITF applies to all investments accounted for under the equity method. EITF Issue 08-6 provides guidance on how: (1) the initial carrying value of an equity method investment should be determined; (2) an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; (3) an equity method investee’s issuance of shares should be accounted for, and (4) to account for a change in an investment from the equity method to the cost method. This EITF will be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF Issue 08-6 is not expected to have any effect on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSB reiterates that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSB provides additional guidance and utilizes a two-step process to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability, and whether a transaction is not orderly. If it is determined that there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Accordingly, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, Fair Value Measurements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material effect on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the recognition and measurement guidance related to other-than-temprorary impairment (“OTTI”) for debt securities. This FSP requires that an OTTI shall be recognized in earnings if the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Company does not intend to sell the security, and it is not likely that the Company will be required to sell the security before recovery of its cost basis, the OTTI related to credit losses shall be recognized in earnings, and the OTTI related to all other factors shall be recorded in other comprehensive income (loss), net of applicable taxes. An entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings, net of applicable taxes, with a corresponding adjustment to accumulated other comprehensive income (loss). This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and should be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of FSP No. FAS 115-2 and FAS 124-2 on its consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. SFAS 165 reflects the principles underpinning previous subsequent event guidance in existing accounting literature and US Auditing Standards (AU) Section 560, “Subsequent Events,” therefore the Company’s adoption of SFAS No. 165 should not result in significant changes in the subsequent events that the Company’s reports either through recognition or disclosure in the consolidated financial statements. SFAS No. 165 requires the Company’s to disclose the date through which it has evaluated subsequent events, which for public entities, is the date the financial statements are issued. The adoption of SFAS No. 165 is not expected to have any effect on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 166 removes the concept of a “qualifying special-purpose entity” (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. This Statement is effective for interim and annual periods beginning after November 15, 2009, with early adoption prohibited. The adoption of SFAS No. 166 is not expected to have a material effect on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends the methodology for determining the primary beneficiary (and therefore consolidator) of a variable interest entity (“VIE”) and will require such assessment to be performed on an ongoing basis. Under SFAS No. 167, the primary beneficiary of a VIE is defined as the enterprise that has both (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE.. This amendment affects all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN No. 46(R). SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of SFAS No. 167 is not expected to have any effect on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of Statement 168 in the third quarter of 2009 will not have a material impact on the Company’s consolidated financial statements.
2. MONEY MARKET INSTRUMENTS:
     At December 31, 2008 and 2007, money market instruments included $1.1 billion and $56.3 million, respectively, in interest bearing deposits with other banks. At December 31, 2008, the Company maintained $1.1 billion as interest-bearing deposit with the Federal Reserve Bank of New York. Restricted interest bearing deposits with other banks amounted to $3.6 million at December 31, 2008. In addition, interest bearing deposits with other banks amounting to $400,000 were pledged to the Puerto Rico Treasury Department for Westernbank’s International Division at December 31, 2008.
     The Company sells federal funds and enters into purchases of securities under agreements to resell the same securities (“resell agreements”). These agreements are classified as secured loans and are reflected as assets in the consolidated statements of financial condition.

     At December 31, 2008, there were no federal funds sold or resell agreements outstanding. At December 31, 2007, federal funds sold and resell agreements (classified by counterparty) were as follows:

(In thousands)
Federal funds sold:

Citibank N.A. — Puerto Rico	$214,700
Economic Development Bank for Puerto Rico	22,000
BNP Paribas S.A.	50,000
Bank of America	50,000

Subtotal	336,700

Resell agreements:

Credit Suisse First Boston	500,000
Citibank N.A. — Puerto Rico	50,000

Subtotal	550,000

Total	$886,700

     A summary of resell agreements as of December 31, 2007, were as follows:

		Fair
		Value of
	Receivable	Underlying
Underlying Collateral	Balance	Collateral
	(In thousands)
Investment securities:
U.S. Government and agencies obligations	$494,824	$529,514
Mortgage-backed securities:
Federal Home Loan Mortgage
Corporation (FHLMC) certificates	52,324	53,945
Federal National Mortgage
Association (FNMA) certificates	2,852	3,176

Total — excluding accrued interest receivable	$550,000	$586,635

Accrued interest receivable on resell agreements	$2,890

     Information about the fair value of collateral received that the Company was permitted by contract or custom to sell or repledge at December 31, 2007, was as follows:

		Collateral Sold
	Collateral	under Repurchase
	Received	Agreements
	(In thousands)
Investment securities:
U.S. Government and agencies obligations	$529,514	$529,514

Mortgage-backed securities:
FNMA certificates	3,176	3,176
FHLMC certificates	53,945	53,945

Subtotal	57,121	57,121

Total	$586,635	$586,635

     The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement was equal to 102 percent of the related receivable, including interest. Securities purchased under resell agreements may be held in safekeeping, in the name of the Company, by Citibank N.A., the Company’s custodian, or held by the counterparty.

3. INVESTMENT SECURITIES:
     The amortized cost, gross unrealized gains and losses and fair value of investment securities at December 31, 2008 and 2007, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
U.S. Government and agencies obligations (USGO’s)	$306,259	$1,621	$—	$307,880
Puerto Rico Government and agencies obligations (PRGO’s)	11,122	335	—	11,457

Subtotal	317,381	1,956	—	319,337

Mortgage-backed securities:
Collateralized mortgage obligations (CMO’s) issued and guaranteed by Government National Mortgage Association (GNMA)	2,984,538	3,456	34,091	2,953,903
CMO’s issued and guaranteed by FNMA	395,492	—	15,054	380,438
CMO’s issued and guaranteed by FHLMC	14,328	—	677	13,651

Subtotal	3,394,358	3,456	49,822	3,347,992

Equity securities — common stock	1,906	1,006	—	2,912

Total	$3,713,645	$6,418	$49,822	$3,670,241

Held to maturity:
USGO’s	$372,311	$793	$—	$373,104
PRGO’s	13,312	3	167	13,148
Corporate notes	21,436	—	1,870	19,566

Subtotal	407,059	796	2,037	405,818

Mortgage-backed securities:
GNMA certificates	5,574	195	2	5,767
FHLMC certificates	1,942	88	—	2,030
FNMA certificates	2,691	118	1	2,808
CMO’s issued and guaranteed by FHLMC	551,802	788	16,987	535,603
CMO’s issued and guaranteed by FNMA	68,902	607	698	68,811

Subtotal	630,911	1,796	17,688	615,019

Total	$1,037,970	$2,592	$19,725	$1,020,837

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
PRGO’s	$14,946	$359	$—	$15,305

Mortgage-backed securities:
CMO’s issued and guaranteed by FNMA	450,736	—	5,258	445,478
CMO’s issued and guaranteed by FHLMC	16,478	—	166	16,312

Subtotal	467,214	—	5,424	461,790

Equity securities — common stock	1,906	—	—	1,906

Total	$484,066	$359	$5,424	$479,001

Held to maturity:
USGO’s	$5,927,530	$925	$10,057	$5,918,398
PRGO’s	10,207	—	280	9,927
Corporate notes	21,436	316	201	21,551

Subtotal	5,959,173	1,241	10,538	5,949,876

Mortgage-backed securities:
GNMA certificates	6,254	163	—	6,417
FHLMC certificates	2,444	96	—	2,540
FNMA certificates	3,014	97	1	3,110
CMO’s issued and guaranteed by FHLMC	556,547	288	53,351	503,484
CMO’s issued and guaranteed by FNMA	70,765	—	3,262	67,503

Subtotal	639,024	644	56,614	583,054

Total	$6,598,197	$1,885	$67,152	$6,532,930

     The amortized cost and fair value of investment securities available for sale and held to maturity at December 31, 2008, by contractual maturity (excluding mortgage-backed securities), are shown below.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)
Due within one year	$101,100	$101,354	$364,256	$365,049
Due after one year through five years	216,280	217,982	20,873	20,716
Due after five years through ten years	—	—	495	488
Due after ten years	—	—	21,435	19,565

Subtotal	317,380	319,336	407,059	405,818
Mortgage-backed securities	3,394,359	3,347,993	630,911	615,019
Equity securities	1,906	2,912	—	—

Total	$3,713,645	$3,670,241	$1,037,970	$1,020,837

     The following table provides the gross unrealized losses, fair value and number of investment positions, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
December 31, 2008	Value	Losses	Value	Losses	Value	Losses	Positions
				(In thousands)
Available for sale:

Mortgage-backed securities:
CMO’s issued and guaranteed by GNMA	$2,601,507	$34,091	$—	$—	$2,601,507	$34,091	48
CMO’s issued and guaranteed by FNMA	—	—	380,439	15,054	380,439	15,054	11
CMO’s issued and guaranteed by FHLMC	—	—	13,651	677	13,651	677	1

Total	$2,601,507	$34,091	$394,090	$15,731	$2,995,597	$49,822	$60

Held to maturity:
PRGO’s	$3,905	$45	$8,770	$122	$12,675	$167	12
Corporate notes	4,096	148	15,470	1,722	19,566	1,870	3

Subtotal	8,001	193	24,240	1,844	32,241	2,037	15

Mortgage-backed securities:
GNMA certificates	139	2	—	—	139	2	2
FNMA certificates	67	1	—	—	67	1	1
CMO’s issued and guaranteed by FHLMC	13,588	204	462,737	16,783	476,325	16,987	9
CMO’s issued and guaranteed by FNMA	—	—	30,128	698	30,128	698	3

Subtotal	13,794	207	492,865	17,481	506,659	17,688	15

Total	$21,795	$400	$517,105	$19,325	$538,900	$19,725	30

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
December 31, 2007	Value	Losses	Value	Losses	Value	Losses	Positions
	(In thousands)
Available for sale:
CMO’s issued and guaranteed by FNMA	$445,478	$5,258	$—	$—	$445,478	$5,258	11
CMO’s issued and guaranteed by FHLMC	16,312	166	—	—	16,312	166	1

Total	$461,790	$5,424	$—	$—	$461,790	$5,424	12

Held to maturity:
U.S. Government and agencies obligations	$—	$—	$3,273,053	$10,057	$3,273,053	$10,057	33
PRGO’s	—	—	9,927	280	9,927	280	10
Corporate notes	10,024	201	—	—	10,024	201	1

Subtotal	10,024	201	3,282,980	10,337	3,293,004	10,538	44

Mortgage-backed securities:
FNMA certificates	1,035	1	72	—	1,107	1	2
CMO’s issued and guaranteed by FHLMC	—	—	487,599	53,351	487,599	53,351	10
CMO’s issued and guaranteed by FNMA	—	—	67,503	3,262	67,503	3,262	6

Subtotal	1,035	1	555,174	56,613	556,209	56,614	18

Total	$11,059	$202	$3,838,154	$66,950	$3,849,213	$67,152	62

     Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of operations. During the quarter ended June 30, 2006, management concluded that certain held-to-maturity investments in Puerto Rico Government Obligations (“PRGO’s”), with an amortized cost of $21,615,000 were other-than-temporarily impaired and recorded an impairment loss of $1.1 million. These securities were downgraded by one notch below investment grade in May 2006. As a result of the downgrade below investment grade of these PRGO’s, they were transferred to the available for sale category at their fair value of $20,552,000. In addition, during the quarters ended December 31, 2007 and 2006, the Company recorded an impairment loss of $585,000 and $750,000, respectively, on its equity securities available for sale.
     The Company’s investment portfolio as of December 31, 2008, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC or FNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of December 31, 2008. In addition, the Company does not have investments in residual tranches.
     At December 31, 2008 and 2007, the significant unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at December 31, 2008 and 2007, all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. In addition, the held to maturity PRGO’s continue to be rated as investment grade as of December 31, 2008. Investment securities with prepayment provisions did not have significant unamortized premiums at December 31, 2008 and 2007. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $69.5 million and $72.6 million at December 31, 2008 and 2007, respectively.

     Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the years ended December 31, 2008, 2007 and 2006, were as follows:

	2008	2007	2006
	(In thousands)
Proceeds from sales	$398,924	$—	$1,928
Gross realized gains	579	—	204
Gross realized losses	74	—	—
     Unencumbered investment securities available for sale and held to maturity at December 31, 2008, amounted to $538,550,000 and $453,042,000, respectively, after taking into account the investment securities pledged to deposits (Note 7), those sold under agreements to repurchase (Note 8), those pledged to the advances from Federal Home Loan Bank (Note 10), those pledged to interest rate swap agreements (Note 19) and those pledged to the Federal Reserve Bank ($17,539,000 available for sale and $2,118,000 held to maturity). Pledged investment securities available for sale amounting to $3,099,087,000 and $450,736,000 at December 31, 2008 and 2007, respectively, can be repledged. Pledged investment securities held to maturity amounting to $524,695,000 and $5,468,940,000 at December 31, 2008 and 2007, respectively, can be repledged.
     Nontaxable interest income for the years ended December 31, 2008, 2007 and 2006, amounted to $160,655,000, $352,274,000 and $347,511,000, respectively. Nontaxable interest income relates principally to interest earned on government and agencies obligations of the United States and Puerto Rico, certain mortgage-backed securities, and loans and investments of Westernbank’s International division.
     The following table states the name of issuers, and the aggregate amortized cost and fair value of the securities of such issuers (includes available for sale and held to maturity securities), when the aggregate amortized cost of such securities exceeds 10% of stockholders’ equity at December 31, 2008 and 2007. This information excludes securities of the U.S. and P.R. Government. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies that are payable and secured by the same source of revenue or taxing authority, other than the U.S. Government, are considered securities of a single issuer and include debt and mortgage-backed securities.

	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
GNMA	$2,990,112	$2,959,670	$6,254	$6,417
FHLMC	568,072	551,284	775,469	721,484
FNMA	467,085	452,057	524,515	516,091
FHLB	677,470	679,883	5,625,984	5,617,919

4. LOANS:
     The loan portfolio at December 31, 2008 and 2007, consisted of the following:

	2008	2007
	(In thousands)
REAL ESTATE LOANS SECURED BY MORTGAGES ON:
Commercial real estate	$5,105,663	$5,563,189
Residential real estate, mainly one-to-four family residences	985,564	992,993
Construction and land acquisition	1,446,191	1,437,054

Subtotal	7,537,418	7,993,236

Plus (less):
Undisbursed portion of loans in process	(3,214)	(2,802)
Premium on loans purchased	42	72
Deferred loan fees — net	(29,303)	(33,883)

Subtotal	(32,475)	(36,613)

Real estate loans — net	7,504,943	7,956,623

OTHER LOANS:
Commercial, industrial and agricultural loans	721,987	860,137
Consumer loans:
Loans on deposits	28,753	35,648
Credit cards	49,301	48,138
Installment	649,961	656,690
Less deferred loan fees — net	(5,139)	(8,605)

Other loans — net	1,444,863	1,592,008

TOTAL LOANS	8,949,806	9,548,631

ALLOWANCE FOR LOAN LOSSES	(282,089)	(338,720)

LOANS — NET	$8,667,717	$9,209,911

     At December 31, 2008, commercial real estate loans totaled $5.1 billion. In general, commercial real estate mortgage loans are considered by management to be of somewhat greater risk of uncollectibility due to the dependency on income production or future development of the real estate. The Company’s commercial real estate loan portfolio is mostly comprised of loans to owner-occupied real estate in which the real estate collateral is taken as a secondary source of repayment. At December 31, 2008, commercial real estate loans to owner-occupied borrowers amounted to 79%. Non-owner occupied commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities.
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
     At December 31, 2008, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $405.3 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. For this violation, Westernbank paid a penalty of $50,000 during 2008. As of December 31, 2008, this loan relationship was not impaired. There can be no assurance that the Commissioner will not take further actions on this issue.

     At December 31, 2008, residential and commercial loans amounting to $832,070,000 were pledged to secure advances from the Federal Home Loan Bank (see Note 10).
     The Company originates residential mortgage loans for portfolio investment or sale in the secondary market. During the period of origination, residential mortgage loans are designated as held for either sale or investment purposes. Residential mortgage loans held for sale are carried at the lower of cost or fair value. At December 31, 2008 and 2007, residential mortgage loans with a cost of $18,880,000 and $6,525,000, respectively, were designated as held for sale.
     The following table reflects the outstanding principal balance of non-performing loans and the corresponding effect on earnings at December 31, 2008, 2007 and 2006:

	2008	2007	2006
		(In thousands)
Outstanding principal balance at end of year	$1,560,031	$1,776,053	$281,308

Interest that would have been recorded if the loans had not been classified as non-performing	$90,704	$48,974	$20,009

Interest collected and recognized as income on non-performing loans	$25,874	$17,068	$5,046

     The decrease in non-performing loans, when compared to 2007, is mainly attributable to the Company’s decision to curtail major commercial lending, including construction lending, during the summer of 2007 and the application of stricter underwriting guidelines coupled with the acquisition of real estate properties in lieu of payment and/or the collection of six troubled relationships in the Company’s Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division, with an aggregate principal balance of $164.1 million. During the summer of 2007, as a result of the slowdown in the economy of Puerto Rico and after determining that one of the Bank’s largest asset-based lending relationships was impaired and that there was a significant collateral deficiency, the Company decided to curtail major commercial lending and to make adjustments to Company’s underwriting standards designed to strengthen the credit quality of its loan portfolio. The increase in non-performing loans in 2007 compared to 2006 was mainly due to increases in non-performing loans of the Company’s commercial real estate mortgage loan portfolio as well as in the construction loan portfolio. The increase is principally due to the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006.
     Residential mortgage loans serviced for others are not included in the consolidated statements of financial condition. At December 31, 2008 and 2007, the unpaid principal balance of these loans amounted to $275,628,000 and $260,603,000, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with the loans serviced for others, Westernbank held borrowers’ escrow balances of $1,063,000 and $950,000 at December 31, 2008 and 2007, respectively.
     Mortgage servicing rights, included as other assets, amounted to $3,270,000 and $3,033,000 at December 31, 2008 and 2007, respectively. In 2008, 2007 and 2006, the Company capitalized mortgage servicing rights amounting to $516,000, $303,000 and $285,000, respectively. Amortization of mortgage servicing rights was $279,000, $296,000 and $329,000 in 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the carrying value of mortgage servicing rights approximates fair value.
     In the normal course of business, the Company engages in business transactions with its directors, executive officers, principal shareholders and organizations associated with them. Loans to related parties, mainly mortgage loans for purchase of the principal residence, are substantially on the same terms as loans to non-related parties. The aggregate amount of loans outstanding to related parties at December 31, 2008 and 2007 totaled $971,000 and $2,481,000, respectively.

     Changes in the allowance for loan losses are summarized below:

	2008	2007	2006
		(In thousands)
Balance — at January 1	$338,720	$202,180	$141,412
Provision charged to income	67,506	277,562	90,880
Recoveries of loans previously charged-off	3,705	3,162	5,164
Charge-off of uncollectible accounts	(127,842)	(144,184)	(35,276)

Balance — at December 31	$282,089	$338,720	$202,180

     The allowance for impaired loans is part of the allowance for loan losses. The allowance for impaired loans covers those loans for which management has determined that it is probable that the debtor will be unable to pay all the amounts due in accordance with the contractual terms of the loan agreement, and does not necessarily represent loans for which the Westernbank will incur a substantial loss.
     The following table sets forth information regarding the investment in impaired loans:

	December 31,
	2008	2007
	(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$901,146	$922,001
Do not require a valuation allowance	570,030	866,545

Total	$1,471,176	$1,788,546

Impaired non-performing loans	$1,364,192	$1,736,107

Valuation allowance for impaired loans	$131,018	$175,046

	Years Ended December 31,
	2008	2007	2006
		(In thousands)
Average investment in impaired loans	$1,598,173	$786,100	$211,285

Interest collected and recognized as income on non-performing and impaired loans	$23,739	$16,040	$5,044

     The decrease in the investment in impaired loans is the result of the following factors: first, steps taken by the Company since the middle of 2007 to mitigate the overall credit risk underlying the Company loan portfolio, principally the commercial loan portfolio (including construction and asset-based loans), and the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006. This included setting portfolio limits and applying stricter underwriting guidelines, among others. Second, as part of the preparation of the 2007 and 2008 consolidated financial statements, during the second half of 2008 and continuing in 2009, the Company’s internal loan review department examined the entire construction and the asset-based loan portfolios using appraisals, the majority of which were done in 2007 or more recently, for substantially all of the underlying collateral. In addition, the Company’s internal loan review function examined each commercial and C&I loan relationship over $3.0 million using appraisals, the majority of which were done in 2007 or more recently, for each impaired loan. The Company’s determination of valuation allowances was mainly based on a collateral dependant analysis, which reflects the value of the property in its present condition after appropriate deductions for selling costs. The loan loss provision for 2007 includes the incorporation of such appraisals in the calculation of the specific allowances. Although management believes that the current allowance for the commercial and C&I loan portfolios is sufficient, future additions to the allowance may be necessary if economic conditions deteriorate. Since 2007, the Company has taken several steps to mitigate the credit risk underlying its commercial and C&I loan portfolios, including setting portfolio limits and applying stricter underwriting guidelines. The Company’s Internal Loan Review Department (“ILRD”) has also continued to actively participate in the loan classification and determination of loss reserves. In addition, the Bank’s credit monitoring functions, which cover all lending functions, are now required to obtain updated appraisal reports for all adversely classified loans in excess of $1,000,000 and continue to be involved in the credit review analysis process with enhanced communication to both, Management and the Bank’s ILRD.
     During the third quarter of 2008, the Company established procedures through the Company’s Department of the Chief Credit Risk Officer (“CCRO”) to ensure that appraisal reports are reviewed by a qualified officer independent of the credit function. In addition, during 2009 the Company strengthened its appraiser review function by creating an Appraisal Review Division. This is an independent unit reporting to the Company’s CCRO, staffed with experienced personnel. The Appraisal Review Department responsibilities, among others, include: (1) preparation of engagement and order appraisals; (2) revision of appraisals to ensure that appraised values submitted are properly supported, reasonable, and in compliance with all federal and state regulations, as well as the Company’s policies and procedures; (3) preparation of written review reports; (4) coordination with appraisers for any necessary corrections on appraisals prepared for the Company; and (5) providing advice and assistance to loan officers in the implementation of the Company’s appraisal policy.

     The Company’s policy is to recognize interest income related to impaired loans on a cash basis or cost-recovery method (for certain high loan-to-value loans), when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due, but in no event is it recognized after 90 days in arrears on payments of principal or interest.
     The Company engages in the restructuring of the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by the SFAS No. 15 Accounting by Debtors and Creditors of Troubled Debt Restructurings. Such restructures are identified as TDRs and accounted for based on the provisions SFAS No. 114, Accounting by Creditors for Impairment of a Loan. As of December 31, 2008 and 2007, Westernbank had commercial loans totaling $122,905,000 and $88,090,000, respectively, that fit the definition of TDR’s, and therefore have been accounted for as TDR’s. At December 31, 2008, commercial loans accounted for as TDR’s amounting to $4,768,000 were in accrual status, while the remaining $118,137,000 were in non-accrual status. At December 31, 2007, the commercial TDR loan was in non-accrual status on a cost recovery basis.
5. FORECLOSED REAL ESTATE HELD AND OTHER REAL ESTATE HELD FOR SALE:
     Foreclosed real estate held and other real estates held for sale at December 31, 2008 and 2007, consisted of the following:

	2008	2007
	(In thousands)
Balance, foreclosed real estate held for sale:
Residential (1 - 4 units)	$10,246	$5,118
Commercial	91,428	6,875

Total	101,674	11,993
Less valuation allowance	3,104	1,022

Foreclosed real estate held for sale — net	$98,570	$10,971

Other real estate held for sale — land	$5,462	$—

     Changes in the allowance for foreclosed real estate held for sale are summarized below:

	2008	2007	2006
	(In thousands)
Balance — at January 1	$1,022	$449	$227
Provision	2,082	573	222

Balance — at December 31	$3,104	$1,022	$449

     In 2008, the Company transferred to other real estate held for sale $12.2 million of land held for future development (see Note 6). Realized gains on sale of these properties amounted to $14.7 million for the year ended December 31, 2008 and are included as part of “Net gain (loss) on sales and valuation of loans held for sale, securities and other assets” in the accompanying statements of operations.

6. PREMISES AND EQUIPMENT:
     Premises and equipment at December 31, 2008 and 2007, consisted of the following:

	Useful Life	2008	2007
	in Years	(In thousands)
Land and improvements		$19,838	$30,887
Buildings and improvements	1 - 40	78,661	76,095
Furniture and equipment	1 - 10	41,169	38,670
Leasehold improvements	1 - 39	19,306	18,661
Construction in progress		9,565	4,581

Total		168,539	168,894
Less accumulated depreciation and amortization		47,743	39,303

Total		$120,796	$129,591

     Depreciation and amortization expenses for the years ended December 31, 2008, 2007 and 2006, amounted to $9,920,000, $9,549,000 and $8,696,000, respectively.
     During 2008, the Company transferred $12,181,000 of land held for future branch development to other real estate for sale. See Note 5.
7. DEPOSITS AND INTEREST EXPENSE:
     Deposits at December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(In thousands)
Noninterest bearing accounts	$250,380	$317,753
Passbook accounts	670,224	825,447
NOW accounts	275,530	314,820
Super NOW accounts	18,656	26,573
Money market accounts	37	43
Certificates of deposit (1)	9,672,333	8,869,237

Total	10,887,160	10,353,873
Accrued interest payable (2)	115,013	142,628

Total	$11,002,173	$10,496,501

(1)	Includes brokered deposits with contractual principal balance of $109,281,000 measured at fair value of $109,944,000, excluding accrued interest, at December 31, 2008. None as of December 31, 2007.

(2)	Includes $708,000 of accrued interest payable on brokered deposits measured at fair value at December 31, 2008. None as of December 31, 2007.
     The weighted average interest rate of all deposits at December 31, 2008 and 2007 was approximately 4.09% and 4.65%, respectively. At December 31, 2008, the aggregate amount of deposits in denominations of $100,000 or more was $891,917,000 ($1,104,437,000 at December 31, 2007). Certificates of deposit include brokered deposits of $8,475,504,000 and $7,632,999,000 at December 31, 2008 and 2007, respectively. Deposits of directors, executive officers, principal shareholders and organizations associated with them amounted to $12,984,000 and $19,324,000 at December 31, 2008 and 2007, respectively.

     At December 31, 2008, the scheduled maturities of certificates of deposit are as follows:

Year Ending	Amount
December 31,	(In thousands)
2009	$6,165,943
2010	2,694,209
2011	440,019
2012	193,964
2013	80,465
Thereafter	97,733

Total	$9,672,333

     At December 31, 2008, the Company had pledged investment securities held to maturity with a carrying value of $37,925,000, mortgage-backed securities held to maturity with a carrying value of $5,754,000, and investment securities available for sale with a carrying value of $11,456,000 to secure public funds, and mortgage-backed securities held to maturity with a carrying value of $175,000 as bond requirement for individual retirement accounts.
     A summary of interest expense on deposits for the years ended December 31, 2008, 2007 and 2006, was as follows:

	2008	2007	2006
	(In thousands)
Passbook accounts	$14,375	$17,108	$15,583
NOW, Super NOW and Money Market accounts	6,780	6,883	5,829
Certificates of deposit (1)	434,158	439,307	344,651

Total	$455,313	$463,298	$366,063

(1)	Includes interest expense on callable brokered certificates of deposit that have been elected to be carried at fair value under the provisions of SFAS No. 159.

8. FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS:
     Repurchase agreements, and the related weighted average interest rates at December 31, 2008 and 2007, consisted of the following:

	2008		2007
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
Federal funds purchased	$—	—%	$100,000	4.44%

Repurchase agreements:
Fixed rate	3,204,142		4,194,195
Variable rate	—		1,852,498

Total repurchase agreements	3,204,142	3.77%	6,046,693	4.79%

Total	$3,204,142		$6,146,693

     The Company enters into sales of securities under agreements to repurchase the same securities (“repurchase agreements”). Repurchase agreements are classified as secured borrowings and are reflected as a liability in the consolidated statements of financial condition. At December 31, 2008, the Company had outstanding $2.4 billion in repurchase agreements for which the counterparties have the option to terminate the agreements at the first anniversary date and at each interest payment date thereafter. At December 31, 2007, repurchase agreements included $433,198,000 of long-term agreements with fixed rate step-up schedules. These repurchase agreements were cancelled in 2008 (see Note 13). During the period of such agreements, the securities were delivered to the counterparties. The dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities at the maturities of the agreements. The Company may be required to provide additional collateral based on the fair value of the underlying securities.
     Repurchase agreements at December 31, 2008, mature as follows:

Year Ending
December 31,	(In thousands)
2009 (1)	$1,382,642
2010	1,597,000
2011	—
2012	224,500
2013	—
Thereafter	—

Total	$3,204,142

(1)	Includes $779.1 million of repurchase agreements which mature within 30 days.

     At December 31, 2008 and 2007, repurchase agreements (classified by counterparty) were as follows:

	2008		2007
		Fair Value		Fair Value
	Borrowing	of Underlying	Borrowing	of Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
Federal Home Loan Bank of New York	$1,073,000	$1,141,125	$743,700	$756,315
Salomon Smith Barney Inc. and affiliates	593,000	707,210	1,023,320	1,084,950
Credit Suisse First Boston LLC	532,142	600,820	1,208,000	1,299,819
J.P. Morgan Securities, Inc.	330,000	417,308	741,100	794,718
Barclays Capital, Inc.	330,000	374,508	441,850	470,738
Morgan Stanley Dean Witter	273,000	294,235	497,400	513,601
Merrill Lynch Government Securities Inc. and affiliates	73,000	78,107	580,125	596,358
Lehman Brothers Inc. and affiliates (see Note 13)	—	—	433,198	516,452
BNP Paribas	—	—	50,000	53,008
UBS Financial Services Incorporated of Puerto Rico	—	—	328,000	349,969

Total	$3,204,142	$3,613,313	$6,046,693	$6,435,928

     Borrowings under repurchase agreements at December 31, 2008 and 2007, were collateralized as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
Securities Underlying	Value of	Value of	Value of	Value of
Repurchase	Underlying	Underlying	Underlying	Underlying
Agreements	Collateral	Collateral	Collateral	Collateral
	(In thousands)
U.S. Government and agencies obligations (“USGO’s”) — held to maturity	$150,755	$151,028	$4,946,590	$4,954,333
USGO’s — available for sale	155,341	155,142	—	—
USGO’s purchased under agreements to resell	—	—	494,174	529,514
Mortgage-backed securities (“MBS”) — held to maturity	373,940	370,710	522,837	449,482
MBS purchased under agreements to resell	—	—	59,076	57,121
MBS — available for sale	2,981,040	2,936,433	450,736	445,478

Total	3,661,076	$3,613,313	6,473,413	$6,435,928

Accrued interest receivable of underlying securities	19,475		58,030

Total	$3,680,551		$6,531,443

     A summary of short-term borrowings, including federal funds purchased, repurchase agreements, advances from Federal Home Loan Bank of New York (“FHLB”) (see Note 10) and borrowings under lines of credit, and interest rates at and for the years ended December 31, 2008 and 2007, are indicated below:

	2008	2007
	(Dollars in thousands)
Federal funds purchased:
Balance at end of year	$—	$100,000
Weighted-average interest rate at year end	—%	4.44%
Monthly average outstanding balance	$7,692	$24,308
Weighted-average interest rate for the year	4.44%	5.17%
Maximum month-end balance	$—	$100,000

Repurchase agreements:
Balance at end of year	$779,142	$1,364,075
Weighted-average interest rate at year end	1.20%	4.85%
Monthly average outstanding balance	$1,001,358	$1,497,932
Weighted-average interest rate for the year	2.64%	5.19%
Maximum month-end balance	$1,559,157	$2,771,592

Advances from FHLB:
Balance at end of year	$—	$60,000
Weighted-average interest rate at year end	—%	4.52%
Monthly average outstanding balance	$14,923	$29,615
Weighted-average interest rate for the year	3.65%	4.99%
Maximum month-end balance	$58,000	$60,000

Borrowings under line of credit:
Balance at end of year	$—	$—
Weighted-average interest rate at year end	—%	—%
Monthly average outstanding balance	$—	$15,158
Weighted-average interest rate for the year	—%	6.00%
Maximum month-end balance	$—	$34,030

Total short-term borrowings:
Balance at end of year	$779,142	$1,524,075
Weighted-average interest rate at year end	1.20%	4.81%
Monthly average outstanding balance	$1,023,973	$1,567,013
Weighted-average interest rate for the year	2.67%	5.19%
Maximum month-end balance	$1,617,157	$2,865,622
9. LINES OF CREDIT:
     At December 31, 2008, the Company has an available line of credit with the FHLB of New York guaranteed with excess collateral already pledged, in the amount of $467.6 million (2007 - $137.3 million). See Note 10 for lines of credit terms.
     At December 31, 2008, the Company did not have other outstanding lines of credit agreements. As of December 31, 2007, the Company had lines of credit agreements with four commercial banks permitting the Company to borrow a maximum aggregate amount of $225,000,000. There were no borrowings outstanding as of December 31, 2007, under such lines of credit. The agreements provided for unsecured advances to be used by the Company on an overnight basis. During 2008, these lines of credit agreements amounting to $225,000,000 million were cancelled.

     10. ADVANCES FROM FEDERAL HOME LOAN BANK AND MORTGAGE NOTE PAYABLE:
     Advances from Federal Home Loan Bank and mortgage note payable, and the related weighted average interest rates at December 31, 2008 and 2007, consisted of the following:

	2008		2007
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
ADVANCES FROM FHLB:
Fixed rate convertible advances (4.47% to 5.93%)	$42,000	5.87%	$102,000	5.08%

MORTGAGE NOTE PAYABLE	$34,932	8.05%	$35,465	8.05%

     Advances and repurchase agreements (Note 8) are received from the FHLB under an agreement whereby Westernbank is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. At December 31, 2008, convertible advances were secured by residential and commercial mortgage loans amounting to $832,070,000. At the advances’ and repurchase agreements’ first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advances and reverse repurchase agreements, including any accrued interest, on such optional conversion date.
     At December 31, 2008 and 2007, Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank Puerto Rico, had outstanding $34.9 million and $35.5 million, respectively, of a mortgage note, at an interest rate of 8.05% per year until September 11, 2009. Subsequent to September 11, 2009, the mortgage note will bear interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza, Inc. has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico. On July 12, 2009, Westernbank World Plaza, Inc. exercised the prepayment option and cancelled the mortgage note.

     Advances from FHLB and the mortgage note payable by contractual maturities at December 31, 2008, mature as follows:

Year Ending	Advances	Mortgage
December 31,	from FHLB	Note Payable (1)
	(In thousands)
2009	$—	$579
2010	42,000	628
2011	—	681
2012	—	731
2013	—	801
Thereafter	—	31,512

Total	$42,000	$34,932

(1)	Mortgage note payable was cancelled on July 12, 2009.
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
     The Code provides a dividend received deduction of 100%, on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, Westernbank International division operates as an International Banking Entity (“IBE”) under the International Banking Center Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. As a result, the Company’s effective tax rate is generally below the statutory rate. On March 9, 2009, the Governor of Puerto Rico signed into law Act No. 7 (“Act No. 7”), also known as Special Act Declaring a Fiscal Emergency Status to Save the Credit of Puerto Rico, which amended several sections of the Code, including sections related to the IBE Act. Act No. 7, as amended by Act No. 37 approved on July 10, 2009, imposes a series of temporary and permanent measures, including a special 5% tax on IBEs net income not otherwise subject to tax under the Code. This special assessment is effective for tax years that commenced after December 31, 2008 and before January 1, 2012.
     Pursuant to the provisions of Act No. 13 of January 8, 2004 (the “Act”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the years ended December 31, 2008 and 2006, the provisions of the Act did not have any effect on the Company’s financial position or results of operations. For the year ended December 31, 2007, the provisions of the Act resulted in an additional income tax provision of $3.8 million.
     On August 1, 2005, the Government of Puerto Rico approved Law No. 41 which imposed a transitory additional surtax of 2.5% of taxable income. This transitory additional income tax was in effect for taxable years 2005 and 2006. This transitory income tax of 2.5% was initially recorded in the third quarter of 2005, and amounted to $3.8 million for the year ended December, 2006. On May

13, 2006, with an effective date of January 1, 2006, the Government of Puerto Rico approved Law No. 89 which imposed an additional 2.0% income tax on all companies covered by the Puerto Rico Banking Act, as amended, such as Westernbank. This transitory income tax of 2% amounted to $3.0 million for the year ended December 31, 2006. These transitory income taxes ended on December 31, 2006.
     On May 16, 2006, the Government of Puerto Rico approved Law No. 98 which imposes a 5% additional tax (the “prepayment requirement”) to businesses that have a gross income in excess of $10,000,000, such as Westernbank. This tax constitutes a prepayment of income tax and can be used as a credit to the tax liability of year 2007 and thereafter. A maximum of 25% of the credit can be used in each year. This prepayment requirement was computed using Westernbank’s 2005 taxable income as the base. The prepayment requirement amounted to $6.4 million and was paid by Westernbank in July 2006. Act No. 7, as amended by Act No. 37 approved on July 10, 2009, also imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax liability determined, which is applicable to companies whose combined income exceeds $100,000, effectively increasing the maximum statutory rate from 39% to 40.95% and double the property tax paid on the Company’s real estate properties. These temporary measures are effective for tax years that commenced after December 31, 2008 and before January 1, 2012.
     WFCC is a United States of America (“U.S.”) entity and accordingly is subject to income tax under the U.S. Internal Revenue Code. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. In addition, Westernbank is subject to special flat income tax rates on gross income received from certain loans and investments as required by the U.S. Internal Revenue Code. These flat income tax rates (U.S.witholdings) range from 10% to 30%.
     Prepaid income tax amounted to $33,630,000 and $33,021,000, at December 31, 2008 and 2007, respectively. Accrued income tax payable amounted to $3,188,000 and $47,067,000 at December 31, 2008 and 2007, respectively. Prepaid income tax is included as part of “Other assets” and income tax payable is included as part of “Accrued expenses and other liabilities” in the accompanying statements of financial condition. The accrued income tax payable includes a liability for unrecognized tax benefits of $2.0 million and $44.0 million at December 31, 2008 and 2007, respectively. The provision (credit) for income taxes for the years ended December 31, 2008, 2007 and 2006, consisted of the following:

	2008	2007	2006
		(In thousands)
Current:
Puerto Rico	$(20,744)	$23,371	$66,366
U.S.	(11,150)	10,467	10,233

	(31,894)	33,838	76,599
Deferred credit	(22,392)	(73,610)	(6,107)

Total provision (credit)	$(54,286)	$(39,772)	$70,492

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
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The cumulative effect adjustment of $10,585,000 was charged to retained earnings to increase the accrued liability for uncertain income tax positions and the deferred income tax asset by $12,445,000 and $1,860,000, respectively. Unrecognized tax benefits mainly relate to income which could be subject to special flat income tax rates in U.S. and certain expense deductions taken in income tax returns.
     The reconciliation of unrecognized tax benefits, including accrued interest and penalties, was as follows:

	2008	2007
	(In thousands)
Balance — January 1	$43,987	$23,345

Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during a prior period	144	1,659
Gross amount of decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	(33,345)	(1,207)
Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during the current period	39	30,166
Amount of decrease in the unrecognized tax benefits relating to settlements with taxing authorities	(8,867)	(9,394)
Reduction to unrecognized tax benefits as a result of lapse of the applicable statute of limitations	—	(582)

Balance — December 31	$1,958	$43,987

     During the first quarter of 2008, the Company settled with tax authorities most of its uncertain income tax positions for $8.9 million. The resulting income tax benefit of $33.3 million was recognized as a reduction to the income tax provision in the first quarter of 2008.
     The total amount of net unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $2.0 million and $44.0 million at December 31, 2008 and 2007, respectively. The Company classifies interest and penalties related to unrecognized tax benefits as a component of its income tax provision. The accrual for uncertain income tax positions includes an accrual for interest and penalties of $475,000 and $5,521,000 at December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Company decreased the accrual for interest and penalties for uncertain income tax positions by $4.1 million, mainly as a result of the settlement of certain income tax positions with tax authorities, as explained above. Interest paid on such settlement amounted to $985,000. During the year ended December 31, 2007, the Company recognized approximately $2.3 million in interest and penalties.

     The Company’s primary tax jurisdiction is Puerto Rico. The Company’s primary subsidiary, Westernbank, is the entity which has recorded a liability for these unrecognized tax benefits. In the Puerto Rico tax jurisdiction, Westernbank’s open tax years are 2003 to present. For uncertain foreign withholdings income tax positions, the statute of limitation (four years) began when Westernbank filed the income tax returns in 2007 and 2008.
     A reconciliation of the provision (credit) for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported for the years ended December 31, 2008, 2007 and 2006, was as follows:

	2008		2007		2006
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
			(Dollars in thousands)
Tax provision (credit) computed at Puerto Rico statutory rate	$(23,297)	(39.0)%	$(42,163)	(39.0)%	$56,581	43.5%

Effect on provision of:
Exempt income under (over) related expenses	6,932	11.6	(2,606)	(2.4)	(598)	(0.5)
Income tax provison (credit) related to unrecognized tax benefits or income tax contingencies (include U.S. income tax)	(33,162)	(55.5)	5,238	4.8	10,233	7.9
Nondeductible expenses	45	0.1	60	0.1	81	0.1
Differential in statutory rate on capital gains	(3,321)	(5.6)	—	—	—	—
Other	(1,483)	(2.5)	(301)	(0.3)	4,195	3.2

Provision (credit) for income tax as reported	$(54,286)	(90.9)%	$(39,772)	(36.8)%	$70,492	54.2%

Income (loss) before provision for income taxes	$(59,736)		$(108,110)		$130,071

     Deferred income tax assets, net as of December 31, 2008 and 2007, consisted of the following:

	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$108,984	$130,414
Net operating loss carryforwards, expires in 2015	44,485	—
Unrealized losses on available for sale securities	2,616	—
Capital losses on sale of investment securities, expired in 2008	—	2,715
Unrealized loss in valuation of derivative instruments	262	3,228
Allowance for losses on unfunded commitments	—	447
Other	718	422

Total deferred tax assets	157,065	137,226
Less valuation allowance	896	2,495

Subtotal	156,169	134,731

Less deferred tax liabilities:
Deferred loan origination costs	209	220
Unrealized gains on available for sale securities	—	54
Other	299	280

Subtotal	508	554

Deferred income tax asset, net	$155,661	$134,177

     Changes in the valuation allowance for deferred income tax assets were as follows:

	2008	2007	2006
		(In thousands)
Balance — at January 1	$2,495	$3,536	$3,521
Increase (decrease) in valuation allowance	(1,599)	(1,041)	15

Balance — at December 31	$896	$2,495	$3,536

     Realization of deferred tax assets is dependent on generating sufficient future taxable income or capital gains. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income or capital gains are not met.

12.	NET GAIN (LOSS) ON SALES AND VALUATION OF LOANS HELD FOR SALE, SECURITIES AND OTHER ASSETS:
     Net gain (loss) on sales and valuation of loans held for sale, securities and other assets for the years ended December 31, 2008, 2007 and 2006, consisted of the following:

	2008	2007	2006
		(In thousands)
Trading account securities, mainly related to loans securitized	$109	$92	$164
Investment securities available for sale (see Note 3)	505	—	204
Investment securities held to maturity (see Note 13)	(3,116)	—	—
Mortgage loans held for sale	801	735	291
Other real estate held for sale	14,656	—	—
Loans	(261)	—	—
Cancelled resell agreements	(1,450)	—	—
Other-than-temporary impairment of investment securities available for sale (see Note 3)	—	(585)	(750)
Other-than-temporary impairment of investment securities held to maturity (see Note 3)	—	—	(1,063)
Other	2,352	851	13

Total	$13,596	$1,093	$(1,141)

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
     At December 31, 2008, the Company is obligated under non-cancelable operating leases for banking premises. Certain leases contain escalation clauses providing for increased rental. Rent expense, including the proportionate share of maintenance expenses of common areas, administrative expenses, property taxes, utilities and insurance expenses, amounted to $3,241,000, $3,115,000, and $2,700,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

     The projected minimum rental payments under the leases with initial or remaining terms of more than one year, without considering renewal options, and expiring through 2025 are as follows:

Year Ending	Minimum
December 31,	Rent
(In thousands)
2009	$2,493
2010	2,321
2011	1,928
2012	1,520
2013	1,138
Thereafter	3,100

Total	$12,500

LAWSUITS
The following are the significant claims and legal actions that the Company has at December 31, 2008:
•	Shareholder Securities Class Action. In September and October 2007, three separate complaints, entitled Hildenbrand v. W Holding Company, Inc., et al., C.A.No. 07-1886 FAB (D.P.R.), Webb v. W Holding Company, Inc., et al., C.A.No. 07-1915 FAB (D.P.R.), and Saavedra v. W Holding Company, Inc., et al., C.A.No. 07-1931 FAB (D.P.R), were filed in the United States District Court for the District of Puerto Rico as putative class actions against the Company, Westernbank and certain of their current or former officers and directors. Thereafter, all three cases were consolidated into the Hildenbrand action.

Following the filing of motions mandated by statute, the Court appointed Felix Rivera, Jose A. Nicolao, Fundacion Rios Pasarell, Inc. and Efren E. Moreno as lead plaintiffs in Hildenbrand. Pursuant to an agreed scheduling order, the lead plaintiffs’ Consolidated Amended Complaint was filed April 28, 2008. The complaint names as defendants the Company and Westernbank, as well as current and former officers of the Company and Westernbank. The complaint alleges that the individual defendants engaged the Company and Westernbank in a fraudulent lending scheme and issued misleading information to the market, principally in connection with the timing and reporting of impairments to loans to Inyx that are described below. Plaintiffs allege that these actions artificially inflated the trading prices of the Company’s securities. The plaintiffs brought the action on behalf of all those who purchased the Company’s securities during the period between April 24, 2006 and June 26, 2007, claiming violation of Section 10(b) of the Exchange Act (and Rule 10b-5 promulgated thereunder) by the Company, Westernbank and the individual defendants, as well as violation of Section 20(a) of the Exchange Act by the individual defendants. Plaintiffs are seeking unspecified damages for the class arising from alleged economic losses from investing in the Company’s securities.

The Company and individual defendants filed motions to dismiss, arguing that the Consolidated Amended Complaint lacks particularized factual allegations required to state claims for securities fraud under Sections 10(b) and 20(a). Briefing on the motions was completed on September 10, 2008. On March 24, 2009, the Court denied the defendants’ motions to dismiss. On April 7, 2009, the Company and the individual defendants (except for a former officer of the Company and Westernbank) filed a motion for reconsideration or, in the alternative, for certification of an interlocutory appeal, and the former officer of the Company and Westernbank joined in that motion on April 15, 2009. Discovery was stayed while the defendants’ motion was pending. After briefing by the parties, the defendants’ motion for reconsideration and the request for certification of an interlocutory appeal were denied by the Court on July 28, 2009.

On August 11, 2009, the Company and Westernbank filed their answer to the Consolidated Amended Complaint, denying liability and raising numerous affirmative defenses to the claims asserted against them. On August 25, 2009, all individual defendants, except for a former officer of the Company and Westernbank, filed their answers to the Consolidated Amended Complaint, also denying liability and raising numerous affirmative defenses to the claims asserted against them.

On October 13, 2009, a former officer of the Company and Westernbank filed his answer to the Consolidated Amended Complaint, denying liability and raising numerous affirmative defenses, and also asserting cross-claims against the other defendants, including the Company and Westernbank, and third-party claims against numerous other current or former officers, directors, or shareholders. In his cross-claims, the former officer of the Company and Westernbank claims a right to indemnification for any judgment entered against him and a right to join the class as a purchaser of Company stock during the alleged class period. According to the Court’s scheduling order, issued on October 16, 2009, the defendants have until October 28, 2009 to respond to the cross-claims asserted by former officer of the Company and Westernbank. The Company and Westernbank plan to file a response by that date.

Under the Court’s scheduling order, the initial pre-trial conference is set for the week of December 16, 2009, discovery is set to end on May 10, 2010, and trial is set to begin on August 2, 2010. As in any case, this schedule is subject to further modification if the Court later deems it appropriate.

At this time, discovery has not yet commenced. The Company intends to vigorously defend this action.
•	Shareholder Derivative Action. On January 11, 2008, Hunter Wylie, who claims to be a Company shareholder, filed a shareholder derivative complaint (the “Complaint”), entitled Wylie v. Stipes, et al., and W Holding Company, Inc., C.A.No. 08-1036 GAG (D.P.R.), in the United States District Court for the District of Puerto Rico, purportedly on behalf of the Company against certain of the Company’s current and former officers and directors, and named the Company as a nominal defendant. Plaintiff contends that since April 2006 the individual named defendants caused the Company to overstate the value of its loan portfolio, principally in connection with the timing and reporting of impairments to loans to Inyx that are described below, and thereby allegedly caused monetary and reputational losses to the Company. After the Company and individual defendants moved to dismiss on April 7, 2008, the plaintiff filed an Amended Complaint on June 9, 2008, alleging breach of fiduciary duty, waste of corporate assets, unjust enrichment, violation of the Title 14, Section 2727 of the laws of Puerto Rico, and a claim for reimbursement under Section 304 of the U.S. Sarbanes-Oxley Act. The Amended Complaint seeks unspecified monetary damages for the Company’s benefit from the individual defendants and a court order directing the Company to alter its governance policies. The Company and the individual defendants moved to dismiss the Amended Complaint, arguing principally that plaintiff failed to make a pre-suit demand on the Company’s Board of Directors, and thus lacks standing to proceed with this derivative action, that plaintiff otherwise failed to allege facts sufficient to state claims for relief, and that there is no private right of action under Section 304 of the Sarbanes-Oxley Act. Briefing on the motions to dismiss was completed on December 16, 2008. On February 2, 2009, the Court entered an Opinion and Order granting the motions to dismiss in part and denying them in part. The Court dismissed Count I of the Amended Complaint (claiming reimbursement under Section 304 of the Sarbanes-Oxley Act) in its entirety, dismissed Count IV (alleging unjust enrichment) as to certain defendants, and denied the motions to dismiss as to the other counts challenged therein.

Following the Court’s February 2, 2009 Order on the motion to dismiss, the Company’s board of directors formed a Special Litigation Committee (the “SLC”) and charged it with full and exclusive authority to investigate, review and analyze the facts and circumstances that are the subject of the Wylie lawsuit and to determine what action should be taken on behalf of the Company with respect to plaintiff’s claims. The SLC has engaged the law firm of Conception, Sexton & Martinez of Coral Gables, Florida to assist in carrying out its charge. On April 22, 2009, the SLC moved the Court to stay the case to permit the SLC time to conduct its investigation and, if necessary, take action on the Company’s behalf. On June 5, 2009, the Court granted the SLC’s motion, staying the case until August 24, 2009.

Subsequent to August 24, 2009, the Company filed an answer to the Amended Complaint as nominal defendant, and the remaining defendants (except for a former officer of the Company and Westernbank) filed answers to the Amended Complaint, denying liability and raising numerous affirmative defenses to the claims asserted against them, but no other litigation activities, including discovery, have commenced.

We expect the SLC to file a report with the Court regarding the results of its investigation and what actions, if any, it is or will be taking on behalf of the Company. The Company intends to vigorously defend this action.
•	Litigation Relating to the Inyx Loan:

Westernbank Puerto Rico v. Kachkar, et al., 07-civ.-1606 (ADC-BJM) (D.P.R.) and member cases Inyx, Inc., et al. v. W Holding Company, Inc., et al, Civil No. 08-2428 (ADC-BJM) and Kachkar, et al. v. Westernbank Puerto Rico, Civil No. 08-2427 (ADC-BJM): Westernbank filed an initial complaint against Inyx, Inc., Jack Kachkar, Inyx’s Chief Executive Officer, and certain other officers in the United States District Court for the District of Puerto Rico on July 5, 2007, and amended the complaint on August 23, 2007. In its amended filing, Westernbank alleges violations of the U.S. Racketeer Influenced and Corrupt Organizations Act (“RICO”) and other fraud-based claims, as well as claims related to alleged breaches of certain loan agreements and guarantees. Westernbank, among other things: (a) seeks damages of over $142 million against the defendants under, among other causes of action, RICO; (b) requests payment of over $142 million from the defendants on amounts due and payable under certain loan agreements; and (c) requests that the Court order foreclosure on Westernbank’s collateral. On September 20, 2007, Westernbank moved to freeze certain of defendants’ assets. On July 23, 2008, a Report and Recommendation was issued by the Magistrate Judge recommending that Westernbank’s motion to freeze assets be granted (the “Asset Freeze Report and Recommendation”).

All defendants moved to dismiss and certain defendants moved alternatively to stay or transfer the case to the United States District Court for the Southern District of Florida in which they had, at that time, two other cases pending. The two cases were: (1) Kachkar, et al v. Westernbank Puerto Rico (Florida Circuit Court Case No. 07-22573-CA-40) and (2) Inyx v. Westernbank, et al. (Florida Circuit Court 07-26412-CA-30). The first of these cases was filed on July 23, 2007, when Jack Kachkar and Viktoria Benkovitch filed a complaint against Westernbank in the Circuit Court for the 11th Circuit of Miami-Dade County, Florida. The complaint alleges that Kachkar and Benkovitch should not have to perform their obligations under the guarantees, security agreements, and asset pledges they provided to Westernbank, and asserts causes of action for: (1) fraudulent inducement and damages; (2) rescission of instruments based on fraudulent conduct and/or lack of consideration; (3) slander of title and damages; and (4) violation of Florida’s Deceptive and Unfair Trade Practices Act. This action was subsequently removed to the U.S. District Court for the Southern District of Florida under the caption Kachkar and Benkovitch v. Westernbank Puerto Rico, Civil No. 07-22140-Cooke (the “Kachkar Case”). The second case was filed on August 17, 2007, when Inyx filed a complaint against Westernbank, the Company and certain current and former officers of the Company and Westernbank in the Circuit Court for the 11th Circuit of Miami-Dade County, Florida. Inyx alleged that a promissory note and mortgage that Inyx provided to Westernbank during the course of the business relationship between the parties should be rescinded, and that Inyx should be awarded damages because Westernbank allegedly breached an oral forbearance agreement to refrain from collecting on loans it had made to Inyx and its subsidiaries, and because Westernbank failed to provide additional financing to these companies. This action was subsequently removed to the U.S. District Court for the Southern District of Florida under the caption Inyx, Inc. v. Westernbank Puerto Rico, et. al., Civil No. 07-22409-Cooke (the “Inyx Case”). On September 25, 2008, the Kachkar Case was consolidated into the Inyx Case in the United States District Court for the Southern District of Florida (the “Florida Consolidated Cases”).

On April 17, 2008, all the transfer motions were denied. On September 5, 2008, the Magistrate Judge issued another Report and Recommendation by which he recommended that all of the defendants’ motions to dismiss be denied. On September 22, 2008, the defendants, except for Inyx, filed their respective objections to the Magistrate Judge’s Report and Recommendation concerning the motions to dismiss. On October 9, 2008, Westernbank filed its response to the defendants’ objections to this Report and Recommendation.

On September 8, 2008, Westernbank filed a Motion for Partial Summary Judgment on the breach of contract claims. On March 3, 2009, the Magistrate Judge issued a third Report and Recommendation, this time recommending that Westernbank’s Motion for Partial Summary Judgment on the breach of contract claims be granted (the “Summary Judgment Report and Recommendation”). Among other things, the Magistrate Judge recommended that defendants Kachkar and Benkovitch be personally liable under certain personal guarantees for $100.1 million.

On October 3, 2008, all of the defendants filed their respective answers to Westernbank’s Amended Complaint. Some of the defendants (Kachkar, Benkovitch, Inyx, Inc., and Green) also filed counterclaims. On December 2, 2008, Westernbank filed a motion to dismiss the original counterclaims filed by the defendants Kachkar, Benkovitch, Green and Inyx pursuant to Fed.R.Civ.P. 12(b)(6). On January 14, 2009, defendants Kachkar, Benkovitch, Inyx and Green filed amended answers to Westernbank’s First Amended Complaint and Kachkar, Benkovitch and Inyx filed amended counterclaims. Defendant Green withdrew his counterclaim against Westernbank for alleged defamation. The Amended Counterclaims can be categorized into five distinct groups. The primary set of counterclaims, raised by Inyx, Kachkar, and Benkovitch, seeks enforcement of an alleged “oral forbearance and workout agreement” between Westernbank, Inyx, Kachkar, and Benkovitch related to approximately $142 million in loans that Westernbank had made to Inyx and its subsidiaries under various written loan agreements. The second subject of the counterclaims is the claim brought by Inyx alleging that Westernbank breached the agreements and otherwise breached an implied covenant of good faith and fair dealing by not giving Inyx ten days to pay the amounts then outstanding (close to $140 million), and by abruptly placing Inyx into administration in the United Kingdom. The third set of counterclaims involves allegations that Westernbank either breached a confidentiality agreement relating to Kachkar’s supposed business relationship with Mr. Saadi Gadhafi, or tortiously interfered with that relationship. A fourth set of counterclaims revolves around the allegation that Westernbank breached an unwritten escrow agreement allegedly entered into on or about the 20th of June, 2007. The fifth and final set of counterclaims is composed of Kachkar’s and Benkovitch’s claims relating to their real estate in Florida, with respect to which they raise claims of conversion, rescission of instruments, slander of title, and violations of Florida’s Deceptive and Unfair Trade Practices Act.

On December 23, 2008, the Florida Consolidated Cases were transferred to the District of Puerto Rico. Subsequently, on June 23, 2009, the Court granted Westernbank’s motion to consolidate Civil Case No. 07-1606 (ADC/BJM) (“Lead Case”) with the two transferred Florida cases under the following captions in the District of Puerto Rico, Civil Case Nos. 08-2427 (JAF) and 08-2428 (ADC/BJM) (“Consolidated Cases”).

On February 18, 2009, Westernbank filed another motion to dismiss the amended counterclaims pursuant to Fed.R.Civ.P. 12(b)(6). At the request of the Court, and notwithstanding that a motion to dismiss was filed, on June 22, 2009, Westernbank filed its answers to the defendants’ Amended Counterclaims in Civil Case No. 07-1606 (ADC/BJM).

On June 25, 2009, Westernbank filed an emergency motion to stay discovery in the pending Consolidated Cases before the Court until a ruling on the three Reports and Recommendations and motions to dismiss that were pending consideration in the Lead and Consolidated Cases. Pursuant to an Order dated July 7, 2009, the Court granted Westernbank’s request.

On July 24, 2009, the Court ordered the Inyx Parties to re-file their objections to the Summary Judgment Report & Recommendation within the applicable 25-page limit. Also on July 24, 2009, the Court granted Westernbank five (5) working days from the filing of the Inyx Parties’ revised objections to the Summary Judgment Report and Recommendation to file its corresponding response to the same. The Inyx Parties filed their Amended Objections on July 29, 2009, to which Westernbank responded on August 5, 2009.

On August 20, 2009, the Court issued the first opinion and order adopting in full the Report & Recommendation issued by the Magistrate Judge on September 5, 2008, thus denying the Motions to Dismiss filed by the Inyx Parties in Civil Case No. 07-1606. Also on August 20, 2009, the Court ordered the Inyx Parties to file, within 5 days of the issuance of the order, a motion setting forth the amount of the bond, if any, that should be imposed upon Westernbank in the event the Court adopted the Asset Freeze Report and Recommendation (the “August 20th Order”).

On August 31, 2009, the Inyx Parties filed a “Motion to Set Bond of $150 Million” (“Motion to Set Bond”). On September 1, 2009, Westernbank moved to strike the Motion to Set Bond based on the Inyx Parties’ failure to comply with the time period established by the Court in its August 20th Order. Pursuant to an order issued on that same date, the Inyx Parties’ Motion to Set Bond was stricken from the record (the “Order Striking the Bond Motion”).

Also on September 1, 2009, the Court issued its second opinion and order, this time adopting in full the Asset Freeze Report and Recommendation and, consequently, granting Westernbank’s Motion to Freeze Assets (the “Asset Freeze Opinion and Order”).

On September 9, 2009, the Inyx Parties filed a Motion for Reconsideration whereby they request the Court to reconsider its Asset Freeze Opinion and Order (the “First Motion for Reconsideration”). On September 10, 2009, the Inyx Parties filed a motion to stay the Asset Freeze Opinion and Order pending the disposition of the First Motion for Reconsideration. On September 11, 2009, the Inyx Parties filed a motion requesting the Court to reconsider its September 1st Order Striking the Bond Motion (the “Second Motion for Reconsideration”). On September 15, 2009, the Inyx Parties’ filed a motion to stay the Asset Freeze Order pending the disposition of the Second Motion for Reconsideration.

On September 22, 2009, the Court issued a third opinion and order, this time adopting in full the Summary Judgment Report and Recommendation, thus granting Westernbank’s breach of contract claims.

On September 23, 2009, Westernbank filed a motion for voluntary dismissal without prejudice against co-defendants Colin Hunter and Steven Handley, as a result of a confidential settlement agreement reached with them. On September 28, 2009, the Court granted this motion and entered Partial Judgment dismissing Westernbank’s claims against co-defendants Colin Hunter and Steven Handley, without prejudice, pursuant to the terms and conditions of the confidential settlement agreement.

On September 28, 2009, Westernbank also filed its oppositions to the defendants’ First and Second Motions for Reconsideration and the motion to stay the Asset Freeze Opinion and Order.

On October 1, 2009, defendants Inyx, Inc., Kachkar, Benkovitch and Rima Goldschmidt filed a motion requesting, among other things, that the Court produce to them the confidential settlement agreement entered into by Westernbank and co-defendants Hunter and Handley, which Westernbank had submitted under seal to the Court on September 23, 2009, as part of the filings related to the voluntary dismissal without prejudice of the claims against said co-defendants. On October 2, 2009, Westernbank filed its response to the arguments raised in the motion requesting disclosure of the settlement agreement, and produced said agreement to Inyx, Inc., Kachkar, Benkovitch and Goldschmidt. Thus, on October 14, 2009, the Court issued an order finding as moot the motion for disclosure of the settlement agreement.

On October 5, 2009, defendants filed a motion to strike from the record Westernbank’s oppositions to the First and Second Motions for Reconsideration, and Westernbank opposed on October 19, 2009. The motion to strike the First and Second Motions for Reconsideration is still pending before the Court’s consideration.

Finally, on October 12, 2009, Westernbank filed a Motion for Partial Summary Judgment on the Fraud Guarantees executed by defendants. Defendants have until October 29, 2009, to file their response in opposition to this motion for summary judgment.
          REGULATORY MATTERS
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
     On February 27, 2008, the Board of Directors of Westernbank, the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCIF”) and the FDIC reached an agreement (the “Informal Agreement”) which establishes timeframes for the completion of corrective and remedial measures which have been previously identified and are in process of completion. The Informal Agreement provides that the Board of Directors of Westernbank will, among other things, conduct management and loan reviews; review and make any necessary revisions to Westernbank’s asset/liability and investment policies; ensure the Westernbank’s compliance with the Bank Secrecy Act (“BSA”) and Westernbank’s BSA Compliance Program; correct all apparent violations of laws and regulations; formulate a plan to improve asset quality; submit and implement a profit and budget plan; develop and submit a capital plan to remain well-capitalized; and establish a compliance committee to monitor and coordinate compliance with the agreement. As described in Note 4, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $405.3 million at December 31, 2008 to a commercial group in Puerto Rico, which exceeds the statutory limit for loans to individual borrowers and continues to be a violation of the agreement. On May 20, 2008, a penalty of $50,000 was imposed by the OCIF. As of December 31, 2008, this loan relationship was not impaired. There can be no assurance that the OCIF and the FDIC will not take further action on this issue.
     On November 24, 2008, Westernbank received notice from the FDIC. As a result of that notice and the Informal Agreement described above, Westernbank’s operations and activities are now subject to heightened regulatory oversight. For instance, pursuant to Section 914 of the Financial Institution Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), Westernbank must notify the FDIC prior to certain management changes, and must obtain approval prior to the payment of certain severance payments. Further, Westernbank must obtain the non-objection of the FDIC before engaging in any transactions that would materially change the balance sheet composition of the Bank, including growth in total assets of 5% or more or significant changes in funding sources, such as increasing brokered deposits or volatile funding. Additionally, prior written approval of the FDIC will be required in order for Westernbank to issue any debt guaranteed by the FDIC under the Temporary Liquidity Guarantee Program.

     In May 2009, Westernbank entered into a Consent Order (the “Consent Order”) with the FDIC and the OCIF and (ii) on the same date, W Holding Company, Inc. entered into a Written Agreement with the Board of Governors of the Federal Reserve System (the “Written Agreement”, and, together with the Consent Order, the “Orders”). The Orders formalize the Informal Agreement under which Westernbank has operated since February of 2008.
     The Orders do not impose penalties or fines on the Company or Westernbank. The Orders require the Company and Westernbank to take various affirmative actions, including, but not limited to, strengthening the Bank’s and the Company’s Boards of Directors by increasing the number of independent directors; strengthening Westernbank’s management team; submitting a capital, budget, profit and liquidity contingency plans; obtaining approvals prior to paying any dividends; submitting a written plan to reduce and monitor Westernbank’s problem and adversely classified loans; eliminating from Westernbank’s books, by collection or charge-offs, all items or portions of items classified “Loss” as a result of the FDIC’s 2008 examination; submitting loan policies and procedures for regulatory approval; restricting credit advances to adversely classified borrowers; establishing an adequate and effective appraisal compliance program; and maintaining an adequate allowance for loan losses.
     In addition to the aforementioned actions, the Consent Order requires Westernbank to maintain a Tier 1 leverage ratio of not less than 5.5% as of the date of the Consent Order, 5.75% at September 30, 2009 and 6.0% at March 31, 2010. Although Westernbank complies with the quantitative definition of a well capitalized institution, by virtue of having a capital directive within the Consent Order, the Bank was deemed to be adequately capitalized. Simultaneously with the Consent Order, the FDIC granted Westernbank a renewable six month waiver expiring November 30, 2009 for the issuance of brokered deposits. No assurance can be given that the Orders would not have a material adverse effect on the Company or Westernbank.
OTHER
Transactions with Affiliates of Lehman Brothers Inc.
     Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase agreements and derivative transactions. Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty to the Company on certain interest rate swap and cap agreements guaranteed by LBHI. The filing of bankruptcy by LBHI was an event of default under the agreements. On September 19, 2008, the Company terminated all agreements with LBSF and replaced them with another counterparty under similar terms and conditions. In connection with such termination, the Company has an unsecured counterparty exposure with LBSF of approximately $484,600. This unsecured exposure was written-off during the third quarter of 2008.
     In addition, Lehman Brothers Inc. (“LBI”) was the counterparty to the Company on certain sale of securities under agreements to repurchase. On September 19, 2008, LBI was placed in a Securities Investor Protection Act (“SIPA”) liquidation proceeding after the filing for bankruptcy of its parent LBHI. The filing of the SIPA liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. The termination of the agreements caused the Company to recognize the unrealized loss on the value of the securities subject to the agreements, resulting in a $3.3 million charge during the third quarter of 2008. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which the value of Westernbank securities delivered to LBI exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claims with the trustee in LBI’s SIPA liquidation proceeding. On June 1, 2009, Westernbank filed amended customer claims with the trustee. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5, “Accounting for Contingencies”, and related pronouncements. In making this determination, management consulted with legal counsel and technical experts. As a result of its evaluation, the Company recognized a loss of $13.9 million against the $139.2 million owed by LBI as of December 31, 2008. Determining the loss amount required management to use considerable judgment and assumptions, and is based on the facts currently available. As additional information on the LBI’s SIPA liquidation proceeding becomes available, the Company may need to recognize additional losses. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.
     The cancellation of the repurchase financing agreements and derivative transactions with LBHI resulted in the following noncash activities recorded in 2008: (1) decrease in investment securities held to maturity by $576,597,000; (2) decrease in accrued interest receivable by $4,688,000; (3) increase in other assets by $139,210,000; (4) decrease in repurchase agreements by $433,198,000; (5) decrease in accrued interest payable by $3,541,000; and (6) decrease in accrued expenses and other liabilities by $1,520,000.
14. RETIREMENT BENEFIT PLANS:
     The Company has a non-contributory deferred profit-sharing plan, covering substantially all of its employees, which provides for retirement and disability benefits. The Company’s contribution to the profit-sharing plan is discretionary. The Company’s contributions for the years ended December 31, 2008, 2007 and 2006 were $250,000 for each year.

     The Company has a defined contribution plan under Section 1165(e) of the Puerto Rico Treasury Department Internal Revenue Code, covering all full-time employees of the Company who have one year of service and are twenty-one years or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to the maximum deferral amount specified by local law. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company’s contributions plus actual earnings thereon are 100 percent vested after three years of credited service. In case of death or disability, a participant or his/her beneficiary will be 100 percent vested regardless of the number of years of credited service. The Company’s contributions for the years ended December 31, 2008, 2007 and 2006, amounted to $609,000, $565,000 and $595,000, respectively.
15. MINIMUM REGULATORY CAPITAL REQUIREMENTS:
     The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Board of Governors of the Federal Reserve System. Westernbank is regulated by the Federal Deposit Insurance Corporation and by the Office of the Commissioner of Financial Institutions of Puerto Rico. On October 3, 2008, the Congress of the United States of America approved the Emergency Economic Stabilization Act of 2008, pursuant to which, among other things, the amount of deposit insurance, excluding Individual Retirement Accounts (“IRAs”), provided by the FDIC was temporarily increased from $100,000 to $250,000 per depositor until December 31, 2009, which was subsequently extended to December 31, 2013. Westernbank’s deposits, including IRAs, are insured by the Deposit Insurance Fund, which is administered by the FDIC, up to $250,000 per depositor. In addition, on November 21, 2008, the FDIC issued a final rule regarding the Temporary Liquidity Guarantee Program (“TLGP”). Under the TLGP, the FDIC provides full insurance coverage of non-interest bearing deposit transaction accounts of participating institutions until June 30, 2010 and guaranties of qualifying senior unsecured debt.
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
     Quantitative measures established by regulation to ensure capital adequacy require the Company and Westernbank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company and Westernbank meet all capital adequacy requirements to which they are subject.

     The Company’s and Westernbank’s actual capital amounts and ratios as of December 31, 2008 and 2007, are also presented in the table below:

					Minimum To Be
			Minimum		Well Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2008:

Total Capital to Risk Weighted Assets:
Consolidated	$948,259	10.24%	$741,081	8%	N/A	N/A
Westernbank	933,042	10.09	740,110	8	$925,137	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$830,412	8.96%	$370,541	4%	N/A	N/A
Westernbank	815,344	8.81	370,055	4	$555,082	6%

Tier I Capital to Average Assets:
Consolidated	$830,412	5.26%	$631,134	4%	N/A	N/A
Westernbank	815,344	5.19	628,808	4	$786,010	5%

As of December 31, 2007:

Total Capital to Risk Weighted Assets:
Consolidated	$1,028,775	9.06%	$908,293	8%	N/A	N/A
Westernbank	1,008,782	8.89	907,287	8	$1,134,109	10%

Tier I Capital to Risk Weighted Assets:
Consolidated	$884,424	7.79%	$454,146	4%	N/A	N/A
Westernbank	864,605	7.62	453,585	4	$680,377	6%

Tier I Capital to Average Assets:
Consolidated	$884,424	4.90%	$721,576	4%	N/A	N/A
Westernbank	864,605	4.82	718,115	4	$897,644	5%
     In December 2007, the Company made a $60.0 million capital infusion to Westernbank.
     At December 31, 2008, Westernbank was considered a “well-capitalized” institution under the FDIC’s Capital Adequacy Guidelines. As explained before, in May 2009, Westernbank entered into a Consent Order with the FDIC and the OCIF. The Consent Order requires Westernbank to maintain a Tier 1 leverage ratio of not less than 5.5% as of the date of the Consent Order, 5.75% at September 30, 2009 and 6.0% at March 31, 2010. As a result of having a capital directive, Westernbank was deemed to be adequately capitalized in May 2009. Westernbank was also considered adequately capitalized under the FDIC’s Capital Adequacy Guidelines as of December 31, 2007. As of June 30, 2009, Westernbank’s Tier 1 leverage ratio was 6.16%. No assurance can be given that the Consent Order would not have a material adverse effect on the Company or Westernbank. See Note 13 for disclosures regarding regulatory matters.
     During the third quarter of 2009, to strengthen Westernbank’s regulatory capital ratios, the Company transferred to Westernbank from its investment portfolio certain securities that yielded a capital infusion of $13.5 million to Westernbank. The Company’s ability to pay dividends to its stockholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital. Furthermore, the Company’s ability to pay dividend is restricted by the Orders entered into the Board of Governors of the Federal Reserve System, the FDIC and the OCIF.
     The principal source of income and funds for the Company are dividends from its subsidiaries. Federal and Puerto Rico banking regulations place certain restrictions on dividends paid and loans or advances made by Westernbank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of Westernbank, and loans or advances are limited to 10 percent of Westernbank’s capital stock and surplus on a secured basis. On February 17, 2009, the Company and Westernbank’s Boards of Directors adopted a resolution to suspend the payment of dividends on Westernbank’s common stock and on the Company’s common shares and all of the outstanding series of its preferred shares, effective with the payment on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, as a measure to strengthen the Company and Westernbank’s capital positions.
16. COMMON AND PREFERRED STOCK TRANSACTIONS:
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
     During years 2007 and 2006, the Company issued 8,404 shares; and 7,521 shares (as adjusted to reflect the reverse stock split declared on November 14, 2008 and effective on December 1, 2008) of common stock, respectively, upon the exercise of stock options by several of the Company’s executive officers (see Note 17). No options were exercised in 2008.
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

     During 2006, 3,550 shares of the convertible preferred stock 1998 Series A were converted into 248 shares (as adjusted) of common stock. During 2008 and 2007, no shares of the convertible preferred stock 1998 Series A were converted into shares of common stock. At December 31, 2008 and 2007, the Company had outstanding 481,910 shares of its 7.125% Non-cumulative, Convertible Monthly Income Preferred Stock, Series A.
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

	Redemption Price per Share
December 31,	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Series H

2009	$25.00	$25.00	$25.00	$25.00	$25.00	$25.25	$25.25	$51.00
2010	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.50
2011 and thereafter	25.00	25.00	25.00	25.00	25.00	25.00	25.00	50.00
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

     The activity in outstanding stock options (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) under the 1999 Qualified Option Plan for the years ended December 31, 2008, 2007 and 2006, is set forth below.

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	139,220	$169.12	154,174	$192.00	156,906	$189.50
Options granted	—	—	9,800	164.01	9,700	298.00
Options excercised	—	—	(8,404)	148.64	(7,521)	142.50
Options forfeited	(4,851)	167.07	(16,350)	403.07	(4,911)	392.00

End of year	134,369	$169.12	139,220	$169.12	154,174	$192.00

     The Company has various exercise prices for stock options granted, all of them granted at different dates under the 1999 Qualified Option Plan. The following table summarizes the exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2008:

				Weighted
				Average
	Number of Options			Remaining
		Vested or		Contractual
Exercise Prices	Outstanding	Expected to Vest	Exercisable	Life (Years)
$142.50(1)	117,589	117,589	117,589	1.09
$167.50(1)	1,756	1,756	1,756	2.38
$338.50(1)	2,224	2,224	2,224	3.55
$150.00 (1)	4,400	4,400	880	8.68
$302.50 (1)	900	900	180	8.09
$312.50 (1)	700	280	280	7.92
$450.00 (1)	100	100	60	6.94
$535.50 (1)	6,700	6,620	4,020	6.55

Total	134,369	133,869	126,989	1.75

Aggregate Intrinsic Value	$—	$—	$—

(1)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
     The Company granted 9,800 and 9,700 stock options (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) during 2007 and 2006, respectively. No options were granted during 2008. The weighted average of the fair value of the stock options granted in years 2007 and 2006 was $25.50 and $298.00 per stock option (as adjusted), respectively. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions at the grant date: (1) the dividend yield was 7.98% in 2007 and 3.47% in 2006; (2) the expected life was 7 years based on historical experience; (3) the expected volatility was 44% in 2007 and 39% in 2006 and was obtained from published external information; and, (4) the risk-free interest rate was 4.41% in 2007 and 4.68% in 2006. The weighted average of the exercise price of the stock options and the market price of the stock at the grant date was $164.01 in 2007 and $298.00 in 2006 and $129.00 in 2007 and $279.00 in 2006 (as adjusted), respectively.
     The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006, was $1,155,000 and $1,827,000, respectively. No options were exercised in 2008. The total fair value of options vested for the years ended December 31, 2008, 2007 and 2006 was $283,000, $285,000, and $661,000, respectively.
     Stock-based employee compensation expense for the years ended December 31, 2008, 2007 and 2006 amounted to $322,000, $207,000 and $675,000, respectively. This compensation expense is non deductible for income tax purposes. At December 31, 2008, there was $594,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1999 Qualified Option Plan. The cost is expected to be recognized as follows:

Year Ending
December 31,	(In thousands)
2009	$328
2010	208
2011	46
2012	12

Total	$594

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
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. At December 31, 2008, there was no such allowance for unfunded loan commitments as the exposure was not considered significant. At December 31, 2007, the Company had an allowance for losses on unfunded loan commitments totaling $1.1 million included in “Accrued expenses and other liabilities” in the accompanying consolidated financial statements.
     Commercial letters of credit are conditional commitments issued by the Company on behalf of a customer authorizing a third party to draw drafts on the Company up to a stipulated amount and with specified terms and conditions.
     The Company issues financial standby letters of credit to guarantee the performance of various customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then, upon their request, the Company would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN No. 45, at December 31, 2008 and 2007, the Company recorded a liability of $348,000 and $370,000, respectively, which represents the fair value of the obligation undertaken to stand ready to perform in issuing the guarantees under the standby letters of credit. The fair value approximates the unearned fee received from the customer for issuing such commitments. These fees are deferred and recognized over the commitment period. The contract amounts in standby letters of credit outstanding at December 31, 2008 and 2007, shown in the table below, represent the maximum potential amount of future payments the Company could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Company’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Company has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these standby letters of credit.
     The contract amount of financial instruments, whose amounts represent credit risk at December 31, 2008 and 2007, was as follows:

	2008	2007
	(In thousands)
Commitments to extend credit:
Fixed rates	$9,389	$8,424
Variable rates	312,212	619,627
Unused lines of credit:
Commercial	152,455	244,153
Credit cards and other	111,978	121,730
Standby letters of credit	31,222	38,385
Commercial letters of credit	4,289	6,047

Total	$621,545	$1,038,366

     For the years ended December 31, 2008, 2007 and 2006, the Company did not record any loss allowances in connection with risks involved in off-balance sheet credit-related financial instruments, other than the $1.1 million allowance for losses on unfunded loan commitments recorded in 2007. At December 31, 2008 and 2007, there were no additional off-balance sheet credit-related financial instruments other than those mentioned above.
19. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
     One of the main risks facing the Company is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value and in the cash flows of the Company’s assets and liabilities and the risk that net interest income will change in response to changes in interest rates. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Additionally, the Company holds derivative instruments for the benefit of its commercial customers. The Company does not enter into derivative instruments for speculative purposes.
     The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect the Company’s net interest margin. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps, indexed options and interest rate caps. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The fair value of a derivative is based on the estimated amount the Company would receive or pay to terminate the derivative contract, taking into account the current interest rates and the creditworthiness of the counterparty. The fair value of the derivatives is reflected on the Company’s statements of financial condition as derivative assets and derivative liabilities.

     The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.
     Derivative instruments are generally negotiated over-the-counter (“OTC”) contracts. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity. OTC contracts generally consist of swaps, caps and Standard & Poor’s 500 Composite Stock Index options.
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
     Interest rate caps represent a right to receive cash if a reference interest rate rises above a contractual strike rate; therefore, its value increases as reference interest rates rise. Interest rate caps protect against rising interest rates. The credit risk inherent in the interest rate cap is the risk that the exchange party may default.
     The Company utilizes interest rate swaps (“CD Swaps”) to convert a portion of its long-term, callable, fixed-rate brokered certificates of deposit (“CDs”) or firm commitments to originate long-term, callable, fixed-rate brokered CDs to a variable rate. The purpose of entering into these CD swaps is to hedge the risk of changes in the fair value of certain brokered CDs or firm commitments to originate brokered CDs attributable to changes in the LIBOR rate (interest rate risk). The hedged brokered CDs are typically structured with terms of 3 to 20 years with a call option on the Company’s part, but no surrender option for the CD holder, other than for death or disability. The extended term of the brokered CDs minimizes liquidity risk while the option to call the CDs after the first year provides the Company with funding flexibility.
     On January 3, 2006, the Company redesignated most of its CD Swaps relating to certain CDs utilizing the “long-haul” method of SFAS No. 133 and completed new contemporaneous hedging documentation. In cases in which the hedging relationship was effective, the changes in the fair value of both the hedged items (the CDs) and the interest rate swaps were recorded through earnings. At December 31, 2007, the notional amount of these CD Swaps and the principal balance of the hedged CDs amounted to $470,176,000. On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115 and discontinued the use of fair value hedge accounting of SFAS No. 133 on these CD Swaps. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with any changes in fair value reflected in earnings. The Company elected to measure at fair value the brokered deposits being hedged with the CD Swaps. The fair value option may be applied on an instrument-by-instrument basis. One of the main considerations in the determination for the adoption of SFAS No. 159 was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Company to fulfill the requirements specified by SFAS No. 133. See Note 20.
     The Company offers its customers an equity-linked certificate of deposit that has a return linked to the performance of the Standard & Poor’s 500 Composite Stock Index. Under SFAS No. 133, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company enters into an offsetting derivative contract (indexed option agreement that has a return linked to the performance of the Standard & Poor’s 500 Composite Stock Index) to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Under the option agreements, the Company will receive the average increase in the month-end value of the index in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative and the derivative contract entered into by the Company do not qualify for hedging accounting, these derivatives are recorded at fair value with offsetting gains and losses recognized within noninterest income in the consolidated statements of operations.

     The Company also enters into derivative contracts (including interest rate swaps and interest rate caps) for the benefit of commercial customers. The Company may economically hedge significant exposures related to these derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. The Company minimizes the credit risk through credit approvals, limits, counterparty collateral and monitoring procedures. Since these derivatives do not qualify for hedging accounting, they are recorded at fair value with offsetting gains and losses recognized within noninterest income in the consolidated statements of operations. During 2008, there were no credit downgrades to parties of derivative contracts. At December 31, 2008 and 2007, the notional amount of these interest rate swaps amounted to $343,944,000 and $345,260,000, respectively, and the notional amount of these interest rate caps amounted to $86,502,000 and $86,700,000, respectively.
     The following table summarizes the fair value of derivative instruments, excluding accrued interest, and the location in the consolidated statements of financial condition as of December 31, 2008 and 2007:

	2008		2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
		(In thousands)
Fair value hedge:
Included in accrued expenses and other liabilities:
CD swaps	$—	$—	$470,176	$6,012
Right to offset effect	—	—	—	(3,391)

Total	$—	$—	$470,176	$2,621

Derivatives not designated as hedge:
Included in other assets:
CD swaps	$120,525	$658	$—	$—
Interest rate swaps with commercial loan borrowers	171,972	11,660	172,630	6,759
Interest rate cap used to offset exposure of interest rate cap with commercial loan borrowers	43,251	71	43,350	230
Purchased options used to manage exposure to the stock market on equity indexed deposits	72,370	6,806	82,347	25,884
Right to offset effect	—	(824)	—	(3,391)

Total	$408,118	$18,371	$298,327	$29,482

Included in accrued expenses and other liabilities:
CD swaps	$—	$—	$91,599	$753
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrowers	171,972	$12,051	172,630	6,758
Interest rate cap with commercial loan borrowers	43,251	27	43,350	230
Right to offset effect	—	(824)	—	—

Total	$215,223	$11,254	$307,579	$7,741

Included in deposits:
Embedded options on equity indexed deposits	$69,444	$6,986	$78,819	$24,664

     Accrued interest receivable and accrued interest payable (included in accrued expenses and other liabilities) on interest rate swaps at December 31, 2008 and 2007, were as follows:

		Accrued Interest
	2008		2007
	Receivable	Payable	Receivable	Payable
		(In thousands)
CD Swaps	$22	$117	$603	$990
Interest rate swaps with commercial loan borrowers	158	—	10	2
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrowers	—	154	—	8

Total	$180	$271	$613	$1,000

     The following table summarizes the fair value of derivative instruments and the location in the consolidated statements of operations for the year ended December 31, 2008:

(In thousands)
Derivatives not designated as hedge:
Included in net gain on derivative instruments and deposits measured at fair value:
Interest rate swaps with commercial loan borrower	$14,144
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrower	(12,884)
Interest rate cap with commercial loan borrower	203
Interest rate cap used to offset exposure of interest rate cap with commercial loan borrower	(76)
Purchased options used to manage exposure to the stock market on equity indexed deposits	(11,981)
Embedded options on equity indexed deposits	11,118
CD swaps	9,509

Total net gain on derivative instruments	10,033
Net loss on deposits measured at fair value (see Note 20)	(6,908)

Total net gain on derivative instruments and deposits measured at fair value	$3,125

     A summary of the types of swaps used and their terms at December 31, 2008 and 2007, follows:

	2008	2007
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$292,497	$734,405
Weighted average receive rate at period end	5.06%	5.04%
Weighted average pay rate at period end (100% floating rate over three month LIBOR, plus a spread ranging from minus .40% to plus .03%)	2.78%	5.00%

Pay fixed/receive floating:
Notional amount	$171,972	$172,630
Weighted average receive rate at period end (100% floating rate over one or three month LIBOR)	2.70%	5.09%
Weighted average pay rate at period end	5.30%	5.30%
The changes in notional amount of swaps outstanding during the years ended December 31, 2008 and 2007, follows:

	2008	2007
	(In thousands)
Balance — at January 1	$907,035	$569,275
New swaps	28,325	345,260
Called and matured swaps	(470,891)	(7,500)

Balance — at December 31	$464,469	$907,035

     At December 31, 2008, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Interest Rate	Embedded	Purchased
December 31,	Swaps	Caps	Options	Options
		(In thousands)
2009	$65,100	$—	$26,321	$27,867
2010	207,450	—	15,768	16,469
2011	0	—	7,946	8,206
2012	73,930	—	7,924	8,234
2013	0	86,502	11,485	11,595
Thereafter	117,989	—	—	—

Total	$464,469	$86,502	$69,444	$72,371

     Swap agreements amounting to $105,025,000 at December 31, 2008, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that Westernbank has purchased on the certificates of deposit).
     At December 31, 2008, the carrying value of the specific collateral held by the counterparties consisted of investment securities available for sale and held to maturity with a carrying value of $3,608,000 and $14,262,000, respectively.

20. FAIR VALUE MEASUREMENTS:
     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:
     Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government and agency securities and corporate debt securities that are traded by dealers or brokers in active markets.
     Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., brokered deposits elected for fair value option under SFAS 159) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
     Level 3 — Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Company’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Company’s own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.
     Effective January 1, 2008, the Company adopted SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis (“fair value option”). Upon election of the fair value option in accordance with SFAS No. 159, subsequent changes in fair value are recorded as an adjustment to earnings. The adoption of SFAS No. 159 resulted in cumulative adjustments of: (1) $5.3 million increase to retained earnings; (2) $12.9 million decrease to deposits; (3) $4.2 million decrease to other assets; and (4) $3.4 million decrease to deferred income tax.
     The disclosures required under SFAS No. 157, SFAS No. 159 and SFAS No. 107 have been included in this Note.
     Fair Value Option
     The Company elected on January 1, 2008 to measure at fair value certain long-term, callable brokered deposits (financial liabilities) that were hedged with interest rate swaps (“SFAS 159 Brokered CDs”) and were previously designated for fair value hedge accounting in accordance with SFAS No. 133 (see Note 19). Electing the fair value option allows the Company to eliminate the burden of complying with the requirements for hedge accounting under SFAS No. 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the SFAS 159 Brokered CDs continues to be economically hedged with callable interest rate swaps with the same terms and conditions. The Company did not elect the fair value option for the vast majority of other brokered deposits because these are not hedged by derivatives.
     The fair value of SFAS 159 Brokered CDs is obtained from non-binding third party pricing services. The third party pricing service provider determines the fair value of the brokered deposits through the use of discounted cash flow analyses over the full term of the CDs. The options component, the callable feature, is valued using a “Hull-White Interest Rate Tree” approach, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. The fair value does not incorporate a credit risk spread, since the callable brokered deposits are generally for amount less than the FDIC insurance.
     Interest paid/accrued on SFAS 159 Brokered CDs is recorded as part of interest expense on deposits and the accrued interest and the change in fair value of the SFAS 159 Brokered CDs are reported within deposits in the consolidated statement of financial condition. Fair value changes (excluding interest expense) are included in earnings within noninterest income in the consolidated statement of operations.
     As of December 31, 2008 and January 1, 2008, deposits included callable brokered deposits measured at fair value with an aggregate fair value of $109,944,000 and $516,650,000, and carrying principal balance of $109,281,000 and $522,895,000 ($529,500,000 book value), respectively. Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $6.9 million for the year ended December 31, 2008 and are reported as net gain on derivative instruments and deposits measured at fair value in the consolidated statement of operations. Accrued interest payable at December 31, 2008 and interest expense for the year ended December 31, 2008 on callable brokered deposits measured at fair value amounted to $708,000 and $12.9 million, respectively. They are reported separately from the deposit measured at fair value and from its corresponding change in fair value (see Note 7).
     Estimated Fair Value
     The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value for the Company.
     The estimated fair value of financial instruments is subjective in nature and involves uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in the underlying assumptions used in calculating fair value could significantly affect the results. In addition, the fair value estimates are based on outstanding balances without attempting to estimate the value of anticipated future business.
     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these consolidated financial statements as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments:
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
     • Deposits — The fair value of deposits with no stated maturity, such as non-interest bearing, demand deposits, savings, NOW, and money market accounts is, for purpose of this disclosure, equal to the amount payable on demand as of the respective dates. The fair value of fixed rate certificates of deposit is based on the discounted value of contractual cash flows using current rates for certificates of deposit with similar terms and remaining maturities. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. For fair value of SFAS 159 Brokered CDs refer to “Fair Value Option” section included in this Note.
     • Resell Agreements, Repurchase Agreements, Advances from FHLB and Mortgage Note Payable — The fair value of resell agreements, repurchase agreements, advances from FHLB and mortgage note payable is based on the discounted value using rates currently available to the Company for instruments with similar terms and remaining maturities.
     • Derivative Assets and Derivative Liabilities —The fair value of the derivative instruments is based on an independent valuation model that uses primarily observable market parameters, such as yield curves, and takes into consideration the credit risk component, when appropriate. Derivatives are mainly composed of interest rate swaps, indexed option contracts and caps.
     Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized loss of $527,000 as of December 31, 2008.
     • Commitments to Extend Credit and Letters of Credit — The fair value of commitments to extend credit and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

     The following table presents the estimated carrying value and fair value of the Company’s financial instruments at December 31, 2008 and 2007:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial Assets:
Cash and due from banks	$68,368	$68,368	$153,473	$153,473
Federal funds sold and resell agreements	—	—	886,700	886,079
Interest-bearing deposits in banks	1,096,465	1,096,465	56,287	56,287
Investment securities available for sale	3,670,241	3,670,241	479,001	479,001
Investment securities held to maturity	1,037,970	1,020,837	6,598,197	6,532,930
FHLB stock	64,190	64,190	49,453	49,453
Residential mortgage loans held for sale	18,871	18,871	6,500	6,500
Loans (excluding allowance for loan losses)	8,949,806	8,931,661	9,548,631	9,552,287
Accrued interest receivable	56,224	56,224	105,377	105,377
Mortgage servicing rights	3,270	3,270	3,033	3,033
Derivatives, included in assets	18,371	18,371	29,482	29,482
Other	644	644	671	671

Financial Liabilities:
Deposits:
Non-interest bearing	250,380	250,380	317,753	317,753
Interest bearing	10,629,794	10,765,630	10,011,456	10,164,807
Embedded options on deposits	6,986	6,986	24,664	24,664
Federal funds purchased and repurchase agreements	3,204,142	3,272,079	6,146,693	6,163,790
Advances from FHLB	42,000	44,913	102,000	104,074
Mortgage note payable	34,932	35,401	35,465	36,190
Accrued interest payable	127,141	127,141	172,916	172,916
Derivatives, included in liabilities	11,254	11,254	10,362	10,362
Other	12,403	12,403	12,210	12,210

Off-Balance Sheet Credit Related
Financial Instruments:

Liabilities:
Commitments to extend credit	—	2,585	—	5,168
Unused lines of credit:
Commercial	462	462	680	680
Credit cards and other	137	137	164	164
Commercial letters of credit	348	348	370	370

     Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The table below presents the balance of assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
		(In thousands)
Financial Assets:
Investment securities available for sale (1)	$2,912	$3,667,329	$—	$3,670,241
Residential mortgage loans held for sale (1)	—	1,270		1,270
Derivatives, included in other assets (1)	—	18,371	—	18,371
Mortgage servicing rights, included in other assets (1)	—	—	3,270	3,270
Financial Liabilities:
Brokered deposits (2)	—	109,944	—	109,944
Derivatives, included in deposits (1)	—	6,986	—	6,986
Derivatives, included in accrued expenses and other liabilities (1)	—	11,254	—	11,254

(1)	Carried at fair value prior to the adoption of SFAS No. 159.

(2)	Represents items to which the Company has elected the fair value option under SFAS No. 159.
     Level 3 assets measured at fair value correspond to the mortgage servicing rights, which amounted to $3,270,000 and $3,033,000 at December 31, 2008 and 2007, respectively. In 2008, the Company capitalized mortgage servicing rights amounting to $516,000 and recognized an amortization expense of them of $279,000. The carrying amount of mortgage servicing rights, which is evaluated periodically for impairment, approximates the fair value (fair value is estimated considering prices for similar assets). In 2008, there were no level 3 liabilities measured at fair value.
     There were no transfers in and/or out of Level 3 for financial instruments recorded at fair value on a recurring basis during the year ended December 31, 2008.

     Financial Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
     The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2008, that were still held on the statement of financial condition at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2008.

	Carrying Value as of December 31, 2008			Valuation Allowance as
	Level 1	Level 2	Level 3	of December 31, 2008
			(In thousands)
Assets:
Loans receivable (1)			$772,423	$128,983
Foreclosed real estate held for sale (2)			$10,030	1,341

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of SFAS 114. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. absorption rates), which are not market observable and have become significant to the fair value determination.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Valuation allowance is based on market valuation adjustments after the transfer from the loan portfolio to the foreclosed real estate held for sale portfolio.
21. RESERVE FUND:
     The Banking Law of Puerto Rico requires that a reserve fund be established by Westernbank and that annual transfers of at least 10% of its net income be made, until such reserve fund equals its total paid-in capital on common and preferred shares. Such transfers restrict its retained earnings, which would otherwise be available for dividends.

22. QUARTERLY FINANCIAL DATA (UNAUDITED):
     The following is a summary of the unaudited quarterly financial condition and results of operations (in thousands, except for per share data):

2008	March 31	June 30	September 30	December 31
Total interest income	$222,473	$199,020	$203,645	$181,155
Total interest expense	178,829	166,216	165,217	153,107

Net interest income	43,644	32,804	38,428	28,048
Provision for loan losses	14,957	14,346	15,382	22,821

Net interest income (loss) after provision for loan losses	28,687	18,458	23,046	5,227
Total noninterest income	11,648	26,646	9,871	12,490
Total noninterest expenses	(45,037)	(41,748)	(46,066)	(62,958)

Income (loss) before income taxes	(4,702)	3,356	(13,149)	(45,241)
Provision (credit) for income taxes	(37,314)	2,258	(2,070)	(17,160)

Net income (loss)	$32,612	$1,098	$(11,079)	$(28,081)

Earnings (loss) per common share:
Basic (1)	$7.09	$(2.46)	$(6.16)	$(11.31)

Diluted (1)	$7.08	$(2.46)	$(6.16)	$(11.31)

2007	March 31	June 30	September 30	December 31
Total interest income	$264,141	$271,447	$270,915	$263,686
Total interest expense	185,457	196,894	202,785	199,990

Net interest income	78,684	74,553	68,130	63,696
Provision for loan losses	34,481	73,404	21,703	147,974

Net interest income (loss) after provision for loan losses	44,203	1,149	46,427	(84,278)
Total noninterest income	11,008	11,131	13,262	12,397
Total noninterest expenses	(35,013)	(35,808)	(44,670)	(47,918)

Income (loss) before income taxes	20,198	(23,528)	15,019	(119,799)
Provision (credit) for income taxes	7,491	(3,475)	4,803	(48,591)

Net income (loss)	$12,707	$(20,053)	$10,216	$(71,208)

Earnings (loss) per common share:
Basic (1)	$1.06	$(8.88)	$0.30	$(24.39)

Diluted (1)	$1.04	$(8.88)	$0.30	$(24.39)

(1)	As adjusted for the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

     Decreases in net interest income for the quarters of 2008 and 2007 and the increases in the provision for loan losses for the fourth quarter of 2008 and the second and fourth quarters of 2007 were mainly attributed to higher impaired and non-performing loans during the quarters, mainly attributed to the construction loan portfolio and the asset-based lending loan portfolio of the Company. The decrease in the provision for loan losses in the third quarter of 2007 was mainly due to the impact of the Inyx loan which mainly affects periods before the third quarter of 2007.
     The increase in noninterest income for the second quarter of 2008 was principally due to the sale of certain land lots held for sale with realized gains of $14.7 million.
     The increase in noninterest expenses for the fourth quarter of 2008 was mainly due to the recognition of a loss of $13.9 million against the $139.2 million owed by affiliates of Lehman Brothers, Inc. (see Note 13). The increases in noninterest expenses in the third and fourth quarters of 2007 were mainly attributed to legal, accounting and consulting fees associated with the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other related legal and regulatory proceedings.
     The change in the provision (credit) for income taxes in the first quarter of 2008 was due to the settlement with tax authorities of most of the Company’s uncertain tax positions which resulted in an income tax benefit of $33.1 million that was recognized as a reduction to the income tax provision. In addition, changes in the provision (credit) for income taxes in quarters where the Company sustained a loss are affected by the income tax benefit of a net operating loss carryfoward. This income tax benefit is reduced by the net exempt interest income because it is based on economic net operating loss (net operating loss less net exempt income).
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

2008 Quarterly Condensed Consolidated Statements of Financial Condition

	As of
	March 31	June 30	September 30	December 31
	2008	2008	2008	2008
ASSETS
Cash and due from banks	$97,455	$145,729	$71,567	$68,368
Money market instruments:
Federal funds sold and resell agreements	669,892	634,562	626,100	—
Interest-bearing deposits in banks	120,176	35,162	167,873	1,096,465
Investment securities available for sale	1,391,002	3,843,657	3,769,717	3,670,241
Investment securities held to maturity	4,003,772	2,783,342	2,138,295	1,037,970
Federal Home Loan Bank stock, at cost	40,782	76,295	69,590	64,190
Residential mortgage loans held for sale	8,924	18,201	11,755	18,871
Loans, net	9,058,487	8,976,316	8,860,099	8,667,717
Accrued interest receivable	61,112	67,401	67,742	56,224
Foreclosed real estate held for sale, net	99,079	92,680	98,657	98,570
Other real estate held for sale, net	—	6,252	6,252	5,462
Premises and equipment, net	129,966	117,380	119,870	120,796
Deferred income taxes, net	134,889	143,826	146,487	155,661
Other assets	117,413	107,980	236,507	222,362

TOTAL	$15,932,949	$17,048,783	$16,390,511	$15,282,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$289,534	$288,201	$268,491	$250,380
Interest-bearing and related accrued interest payable	10,013,304	10,508,603	10,754,621	10,751,793

Total deposits	10,302,838	10,796,804	11,023,112	11,002,173
Federal funds purchased and repurchase agreements	4,401,294	5,169,626	4,323,170	3,204,142
Advances from Federal Home Loan Bank	80,000	42,000	42,000	42,000
Mortgage note payable	35,331	35,203	35,073	34,932
Advances from borrowers for taxes and insurance	8,916	11,213	9,116	11,759
Accrued expenses and other liabilities	90,596	89,046	80,907	72,524

Total liabilities	14,918,975	16,143,892	15,513,378	14,367,530

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	18,157	18,157	18,157	18,157
Common stock (1)	3,298	3,298	3,298	3,298
Paid-in capital (1)	870,195	870,261	870,359	870,450
Retained earnings:
Reserve fund	81,613	82,386	81,034	78,389
Undivided profits (accumulated profits)	54,764	43,802	22,786	(13,939)
Accumulated other comprehensive income (loss), net	(14,053)	(113,013)	(118,501)	(40,988)

Total stockholders’ equity	1,013,974	904,891	877,133	915,367

TOTAL	$15,932,949	$17,048,783	$16,390,511	$15,282,897

(1)	As adjusted for the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

2007 Quarterly Condensed Consolidated Statements of Financial Condition

	As of
	March 31	June 30	September 30	December 31
	2007	2007	2007	2007
		(Dollars in thousands)
ASSETS
Cash and due from banks	$107,847	$99,334	$94,492	$153,473
Money market instruments:
Federal funds sold and resell agreements	809,502	707,150	817,220	886,700
Interest-bearing deposits in banks	9,540	26,447	84,771	56,287
Investment securities available for sale	21,565	509,265	490,894	479,001
Investment securities held to maturity	7,273,193	7,081,467	6,903,227	6,598,197
Federal Home Loan Bank stock, at cost	33,482	32,682	34,662	49,453
Residential mortgage loans held for sale	4,135	5,490	3,398	6,500
Loans, net	8,823,892	8,960,055	9,174,111	9,209,911
Accrued interest receivable	113,892	118,384	116,049	105,377
Foreclosed real estate held for sale, net	6,223	8,465	9,375	10,971
Premises and equipment, net	125,866	127,111	128,833	129,591
Deferred income taxes, net	66,681	83,492	87,842	134,177
Other assets	55,661	69,853	95,206	107,073

TOTAL	$17,451,479	$17,829,195	$18,040,080	$17,926,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$328,776	$339,248	$320,804	$317,753
Interest-bearing and related accrued interest payable	9,631,248	9,601,619	10,011,670	10,178,748

Total deposits	9,960,024	9,940,867	10,332,474	10,496,501
Federal funds purchased and repurchase agreements	6,052,049	6,494,477	6,329,474	6,146,693
Advances from Federal Home Loan Bank	102,000	102,000	102,000	102,000
Borrowings under line of credit	32,500	34,030	—	—
Mortgage note payable	35,836	35,717	35,596	35,465
Advances from borrowers for taxes and insurance	8,236	10,455	8,511	11,539
Accrued expenses and other liabilities	126,500	118,065	148,405	138,277

Total liabilities	16,317,145	16,735,611	16,956,460	16,930,475

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock	18,157	18,157	18,157	18,157
Common stock (1)	3,298	3,298	3,298	3,298
Paid-in capital (1)	869,825	869,953	870,031	870,128
Retained earnings:
Reserve fund	79,613	78,389	78,395	78,389
Undivided profits	162,387	126,496	119,646	31,383
Accumulated other comprehensive income (loss), net	1,054	(2,709)	(5,907)	(5,119)

Total stockholders’ equity	1,134,334	1,093,584	1,083,620	996,236

TOTAL	$17,451,479	$17,829,195	$18,040,080	$17,926,711

(1)	As adjusted for the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

23. SEGMENT INFORMATION:
     The Company’s management monitors and manages the financial performance of three reportable business segments, the traditional banking operations of Westernbank Puerto Rico, the activities of the division known as Westernbank International, which includes the activities of Westernbank Financial Center Corp. (“Westernbank International”) and the activities of the Asset-Based Lending Unit (formerly a division known as Westernbank Business Credit (“WBC”), which specializes in asset-based commercial business lending. Other operations of the Company not reportable in those segments include: Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income (loss) of its wholly-owned subsidiaries.
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
     Westernbank International operates as an IBE under the International Banking Center Regulatory Act. Westernbank Financial Center Corp. was incorporated to carry out commercial lending and other related activities in the United States of America and commenced operations in February 2007. The operation of Westernbank Financial Center Corp, was largely inactive, and was closed during the third quarter of 2008. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of December 31, 2008 and 2007, and for the three year period ended December 31, 2008, substantially all of Westernbank International’s business activities consisted of investments in securities by the U.S. Government or U.S. sponsored agencies, money market instruments with entities located in the United States, certain asset-based loans originated by the Asset-Based Lending Unit and a commercial loan collateralized with real estate originated by WFCC to entities principally located in the United States of America. Investment securities held by Westernbank International amounted to $1.9 billion and $2.4 billion at December 31, 2008 and 2007, respectively. These securities principally consisted of investment in U.S. Government agencies, FHLMC and FNMA. There are no investments in residual tranches. At December 31, 2008 and 2007, management concluded that there was no other-than-temporary impairment on Westernbank International’s investment securities portfolio (see Note 3). Money market instruments amounted to $1.3 million and $589.3 million at December 31, 2008 and 2007, respectively. Money market instruments include resell agreements and interest bearing deposits with other financial institutions.
     For the resell agreements, the Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest and requests additional collateral when the fair value of the underlying collateral falls to less than the collateral requirement. The collateral requirement was equal to 102 percent of the related receivable, including interest (see Note 2). Loans receivable-net at December 31, 2007 amounted to $79,035,000 and included foreign loans mainly to entities in the United Kingdom, amounting to $3,395,000 at December 31, 2007. No loans were outstanding at December 31, 2008.
     Asset-Based Lending Unit’s business activities consist of commercial business loans secured principally by commercial real estate, accounts receivable, inventory and equipment. Loans receivable, net held by the Asset-Based Lending Unit, excluding those asset-based loans held by Westernbank International, as of December 31, 2008 and 2007 amounted to $743.4 million and $899.1 million, respectively.
     Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     Substantially all of the Company’s business activities are with customers located in the United States of America and its territories (mainly in the Commonwealth of Puerto Rico). Revenues from external customers attributed to foreign countries (Canada and United Kingdom) amounted to $603,000 and $1,556,000 for the years ended December 31, 2007 and 2006, respectively. There were no revenues from external customers attributed to foreign countries during 2008. In addition, all of the Company’s long-lived assets are located in Puerto Rico.
     The financial information presented below was derived from the internal management accounting system and does not necessarily represent each segment’s financial condition and results of operations as if these were independent entities.

	As of and for the year ended
	December 31, 2008
	Westernbank	Westernbank	Asset-Based	Total major	Other
	Puerto Rico	International	Lending Unit	segments	Segments	Eliminations	Total
				(In thousands)

Interest income:
Consumer loans	$72,615	$—	$—	$72,615	$—	$—	$72,615
Construction loans	52,046	—	—	52,046	—	—	52,046
Commercial loans	314,354	1,434	54,842	370,630	—	—	370,630
Mortgage loans	74,242	—	—	74,242	—	—	74,242
Treasury and investment activities	153,028	81,254	—	234,282	6,015	(3,537)	236,760

Total interest income	666,285	82,688	54,842	803,815	6,015	(3,537)	806,293
Interest expense	559,022	61,829	44,743	665,594	1,312	(3,537)	663,369

Net interest income	107,263	20,859	10,099	138,221	4,703	—	142,924

Provision for loan losses	(40,340)	1,531	(28,697)	(67,506)	—	—	(67,506)

Noninterest income, net:
Service and other charges on loans	8,665	—	1,699	10,364	—	—	10,364
Service charges on deposit accounts	11,712	—	—	11,712	—	—	11,712
Other fees and commissions	16,710	20	—	16,730	2,052	(256)	18,526
Trust account fees	—	—	—	—	2,051	(127)	1,924
Insurance commission fees	—	—	—	—	1,417	(9)	1,408
Net gain on derivative instruments and deposits measured at fair value	3,125	—	—	3,125	—	—	3,125
Net gain (loss) on sales and valuation of loans held for sale, securities and other assets	15,046	(1,450)	—	13,596	—	—	13,596

Total noninterest income	55,258	(1,430)	1,699	55,527	5,520	(392)	60,655

Equity in earnings (loss) of subsidiaries	1,100	—	—	1,100	(2,973)	1,873	—

Total net interest income and noninterest income (loss)	$123,181	$20,960	$(16,899)	$127,342	$8,656	$75	$136,073

Total assets	$14,022,308	$2,033,476	$765,690	$16,821,474	$1,628,524	$(3,167,101)	$15,282,897

	As of and for the year ended
	December 31, 2007
	Westernbank	Westernbank	Asset-Based	Total major	Other
	Puerto Rico	International	Lending Unit	segments	Segments	Eliminations	Total
				(In thousands)

Interest income:
Consumer loans	$78,664	$—	$—	$78,664	$—	$—	$78,664
Commercial loans	457,429	13,378	92,760	563,567	—	—	563,567
Mortgage loans	81,534	—	—	81,534	—	—	81,534
Treasury and investment activities	219,631	123,398	—	343,029	6,590	(3,195)	346,424

Total interest income	837,258	136,776	92,760	1,066,794	6,590	(3,195)	1,070,189
Interest expense	604,000	121,710	62,605	788,315	6	(3,195)	785,126

Net interest income	233,258	15,066	30,155	278,479	6,584	—	285,063

Provision for loan losses	(251,484)	(3,684)	(22,394)	(277,562)	—	—	(277,562)

Noninterest income, net:
Service and other charges on loans	9,868	427	2,392	12,687	—	—	12,687
Service charges on deposit accounts	12,397	—	—	12,397	—	—	12,397
Other fees and commissions	14,274	165	—	14,439	2,225	(248)	16,416
Trust account fees	—	—	—	—	2,107	(124)	1,983
Insurance commission fees	—	—	—	—	1,935	(21)	1,914
Net gain on derivative instruments	1,308	—	—	1,308	—	—	1,308
Net gain (loss) on sales and valuation of loans held for sale, securities and other assets	1,429	—	250	1,679	(586)	—	1,093

Total noninterest income	39,276	592	2,642	42,510	5,681	(393)	47,798

Equity in loss of subsidiaries	(302)	—	—	(302)	(68,881)	69,183	—

Total net interest income and noninterest income (loss)	$20,748	$11,974	$10,403	$43,125	$(56,616)	$68,790	$55,299

Total assets	$15,414,539	$3,179,254	$942,479	$19,536,272	$1,722,225	$(3,331,786)	$17,926,711

	As of and for the year ended
	December 31, 2006
	Westernbank	Westernbank	Asset-Based	Total major	Other
	Puerto Rico	International	Lending Unit	segments	Segments	Eliminations	Total
				(In thousands)

Interest income:
Consumer loans	$79,240	$—	$—	$79,240	$—	$—	$79,240
Commercial loans	374,353	23,128	98,977	496,458	—	—	496,458
Mortgage loans	85,397	—	—	85,397	—	—	85,397
Treasury and investment activities	220,226	105,229	—	325,455	6,233	(2,993)	328,695

Total interest income	759,216	128,357	98,977	986,550	6,233	(2,993)	989,790
Interest expense	521,372	108,917	54,123	684,412	—	(2,993)	681,419

Net interest income	237,844	19,440	44,854	302,138	6,233	—	308,371

Provision for loan losses	(4,799)	(41,366)	(44,715)	(90,880)	—	—	(90,880)

Noninterest income, net:
Service and other charges on loans	9,259	681	2,587	12,527	—	—	12,527
Service charges on deposit accounts	9,976	—	—	9,976	—	—	9,976
Other fees and commisions	9,943	177	—	10,120	1,386	(238)	11,268
Trust account fees	—	—	—	—	2,049	(109)	1,940
Insurance commission fees	—	—	—	—	1,917	(21)	1,896
Net gain on derivative instruments	632	—	—	632	—	—	632
Net loss on sales and valuation of loans held for sale, securities and other assets	(454)	—	—	(454)	(687)	—	(1,141)

Total noninterest income	29,356	858	2,587	32,801	4,665	(368)	37,098

Equity in income of subsidiaries	193	—	—	193	60,037	(60,230)	—

Total net interest income and noninterest income (loss)	$262,594	$(21,068)	$2,726	$244,252	$70,935	$(60,598)	$254,589

Total assets	$14,733,972	$2,860,166	$1,022,826	$18,616,964	$1,761,824	$(3,304,644)	$17,074,144

24.	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY:
Condensed financial information pertaining only to W Holding Company, Inc. is as follows:
CONDENSED STATEMENTS OF FINANCIAL CONDITION INFORMATION
(PARENT COMPANY ONLY)

	December 31,
	2008	2007
	(In thousands)
ASSETS
Cash	$342	$2,020
Money market instruments	8,000	3,700
Dividends and other accounts receivable from bank subsidiary	1,962	3,863
Investment securities available for sale	2,912	1,906
Investment securities held to maturity	49,911	55,477
Investment in bank subsidiary	899,443	976,416
Investment in nonbank subsidiary	—	2,595
Accrued interest receivable	191	261
Other assets	47	30

TOTAL ASSETS	$962,808	$1,046,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$44,142	$45,000
Dividends payable	2,225	4,149
Other liabilities	1,074	883

Total liabilities	47,441	50,032
Stockholders’ equity	915,367	996,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$962,808	$1,046,268

CONDENSED STATEMENTS OF OPERATIONS INFORMATION
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Dividends from subsidiaries:
Bank subsidiary	$—	$—	$59,043
Nonbank subsidiary	—	1,000	800

Subtotal	—	1,000	59,843
Interest income on investment securities	2,478	3,394	3,241

Total income	2,478	4,394	63,084
Less:
Interest expense on repurchase agreements	1,312	7	—
Net loss on sale and valuation of securities	—	585	688
Operating expenses	3,596	2,150	2,744

Income before provision for income taxes and increase in undistributed earnings (losses) of subsidiaries	(2,430)	1,652	59,652
Provision for income taxes	47	435	268

Income before increase in undistributed earnings (losses) of subsidiaries	(2,477)	1,217	59,384
Increase in undistributed earnings (losses) from:
Bank subsidiary	(3,317)	(69,628)	—
Nonbank subsidiary	344	73	195

Net income (loss)	$(5,450)	$(68,338)	$59,579

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION
(PARENT COMPANY ONLY)

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,450)	$(68,338)	$59,579
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed losses (earnings) of subsidiaries	2,973	69,555	(195)
Dividends received from subsidiaries’ prior years earnings	45,156	68,238	9,103
Deferred income tax provision (credit)	(151)	211	258
Effect of stock options granted to employees	322	207	675
Amortization of discount on investment securities held to maturity	(9)	(4)	(3)
Net gain on sale of investment securities available for sale	—	—	(62)
Other-than-temporary impairment of available for sale securities	—	585	750
Decrease (increase) in dividends and other accounts receivable from bank subsidiary	1,901	(41)	71
Decrease (increase) in accrued interest receivable	70	10	(7)
Decrease (increase) in other assets	(18)	107	(77)
Increase (decrease) in other liabilities	190	805	(531)

Net cash provided by operating activities	44,984	71,335	69,561

Cash flows from investing activities:
Net decrease (increase) in money market instruments	(4,300)	11,400	(4,100)
Proceeds from sales of investment securities available for sale	—	—	1,786
Investment securities held to maturity:
Maturities, prepayments and calls	8,570	—	—
Purchases	(2,995)	—	—
Capital contributions to subsidiaries	—	(60,000)	—

Net cash provided by (used in) investing activities	1,275	(48,600)	(2,314)

Cash flows from financing activities:
Net increase (decrease) in repurchase agreements	(858)	45,000	—
Repayment of advances from bank subsidiary	—	—	(743)
Proceeds from stock options exercised	—	1,249	1,072
Dividends paid	(47,079)	(68,231)	(68,140)

Net cash used in financing activities	(47,937)	(21,982)	(67,811)

Net change in cash	(1,678)	753	(564)
Cash at beginning of year	2,020	1,267	1,831

Cash at end of year	$342	$2,020	$1,267

25. SUBSEQUENT EVENTS:
     On February 17, 2009, the Company’s Board of Directors adopted a resolution to suspend the payment of dividends on the Company’s common shares and all of the outstanding series of its preferred shares, effective with the payment on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, to maintain the Company’s capital position.
     In May 2009, Westernbank entered into the Consent Order with the FDIC and the OCIF and (ii) on the same date, W Holding Company, Inc., the Bank Holding Company of Westernbank, entered into a Written Agreement with the Board of Governors of the Federal Reserve System. The Orders formalize an informal agreement under which Westernbank has operated since February of 2008. See Notes 13 and 15 for a summary and description of the Orders.
     On October 23, 2009, one of the Company’s largest commercial loan customers suffered an explosion and fire at one of its storage facilities. As of October 28, 2009, the impact of this explosion on the commercial loan customer’s operations and the resulting impact on its ability to repay its obligation to the Company could not be determined. This incident had no impact on the Allowance for Loan Losses as of December 31, 2008.
     Subsequent events have been evaluated as of October 28, 2009, the date the Company’s consolidated financial statements were issued.
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
     In connection with the preparation and filing of this Form 10-K, the Company, under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation and the Company’s inability to timely file its annual and quarterly reports, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008 as a result of the material weaknesses in internal control over financial reporting as discussed below.
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
     In connection with the preparation and filing of this Form 10-K, the Company’s Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Based on this evaluation, Management has concluded that there were control deficiencies in the Company’s internal control over financial reporting, which individually or in combination are considered material weaknesses as of December 31, 2008. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2008:
     Credit Quality Review
     The Company lacked controls that were appropriately designed and operated effectively to ensure that certain loan relationships are reviewed timely by the Company’s Internal Loan Review Department. Specifically, the operation of the loan review controls was inadequate to identify impaired loans, designate loans to non-accrual status, and obtain updated appraisal reports for classified loans on a timely basis. This material weakness could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
     Appraisal Report Review
     The Company lacked controls that were appropriately designed and operated effectively to ensure that appraisal reports for real estate collateral are reviewed on a timely basis by a qualified officer independent of the credit function. This material weakness could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
     Financial Closing and Reporting
     The Company’s financial closing and reporting controls did not operate effectively as to ensure an effective, timely and accurate financial reporting process. Specifically, the Company did not file periodic reports on a timely basis as required by the rules of the SEC and the NYSE.

     Based on the material weaknesses described above, Management has concluded that, as of December 31, 2008, the Company did not maintain effective internal control over financial reporting.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
     The Company is actively engaged in the implementation of remediation efforts to improve its internal control over financial reporting and disclosure controls and procedures. However, as of December 31, 2008, the Company’s management identified a number of material weaknesses in the Company’s internal control over financial reporting. The Company’s remediation efforts are expected to continue throughout and may extend beyond 2009. Management has evaluated whether any changes in our internal control over financial reporting that occurred during the period from January 1, 2008 through December 31, 2008, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During this period, the Company has taken and is in the process of taking the following actions to remediate the Company’s existing or remaining material weaknesses:
Actions Relating to Material Weaknesses Remediated as of the Date of this Filing
     Lending Practices
     The Company lacked effective controls to prevent or detect loan-underwriting decisions that did not comply with the Company’s underwriting criteria and that placed heavy reliance on favorable collateral appraisals and undue reliance on optimistic assumptions for prospective borrowers. Specifically, the design and operation of controls in this area were inadequate and resulted in certain loans being approved or extended prior to receiving final appraisal reports, or based upon collateral valuations which significantly exceeded ultimate liquidation values, or on the basis of a poorly supported analysis of the repayment capacity of the borrower. In addition, the Company made significant use of interest reserve advances to cover interest payments on delinquent loans or on loans to borrowers with financial difficulties.
     During the third quarter of 2008, the Company reviewed all of its credit and risk functions. This effort has resulted in a realignment of these functions and the adoption of a Company-wide risk management process. The Company recruited a new senior officer as Chief Risk Officer (the “CRO”) with reporting responsibilities to the Audit Committee. In addition, the Company recruited and appointed a new senior officer as Chief Credit Risk Officer (the “CCRO”) with reporting responsibilities to the CRO and the Audit Committee. All credit administrative functions, (including among others, analysis, pre-closing, loan closing, credit monitoring and review, collections and workout) will be overseen by the CCRO. A senior officer was appointed as Chief Banking Officer and Commercial Lender, completely independent from the credit administrative functions, to be responsible for all new originations, extension and restructuring of commercial, construction and development loans reporting directly to the Chief Executive Officer.
Plan for Remediation of Material Weaknesses that Existed as of December 31, 2008
     The following describes the continuing efforts that are being undertaken by the Company to address the material weaknesses that existed in the Company’s internal control over financial reporting as of December 31, 2008. The remediation efforts described below are specifically designed to address the material weaknesses identified by the Company’s Management and to enhance the Company’s overall corporate governance. The Company is still in the process of testing the effectiveness of the following controls, and will not make a final determination that it has completed the remediation of these remaining material weaknesses until it has completed testing of the newly implemented internal controls.
     Credit Quality Review
     In early 2007, the Company strengthened the Internal Loan Review Function by hiring an Internal Loan Review Officer and two other professionals with significant loan review experience. More recently, in September 2008, the Company hired a new Internal Loan Review Officer (the “ILRO”) to head the Internal Loan Review Department (the “ILRD”) with reporting responsibilities to the Company’s CRO and the Audit Committee. Among the responsibilities of the ILRO, as the ultimate responsible officer of the ILRD, is the determination of the loan classifications, the establishment of specific reserves, if any, the recommendation of loans to be placed on non-accrual status and the recommendation of loan charge-offs. The Company also hired four other loan review specialists in September 2008. Also, the Company has developed, implemented and provided a series of training programs to further strengthen the

Internal Loan Review Function. Review procedures continue to be enhanced to promptly identify credit weaknesses, policy exceptions and loan covenant exceptions, among others, in order to properly address the loans under review.
     The ILRD completed a full review of all commercial loan relationships over $3.0 million outstanding at March 31, 2008, under the supervision and guidance of the ILRO and with the assistance of external consultants in order to determine loan classifications, establish specific reserves, if any, designate loans to non-accrual status and recommend loan charge-offs. The ILRD has also continued to actively participate in the loan classification and determination of loss reserves in the subsequent quarterly periods. In addition, the Bank’s credit monitoring functions, which cover all lending functions, are now required to obtain updated appraisal reports for all adversely classified loans in excess of $1,000,000 and continue to be involved in the credit review analysis process with enhanced communication to both, Management and the Bank’s ILRD.
     The Company has implemented enhanced procedures for the Bank’s ILRD with respect to the Asset-based Lending Unit, formerly known as Westernbank Business Credit Division, loan portfolio, which include the review of the collateral information reports and the preparation of loan review and impairment analyses for all the Asset-based Lending Unit, formerly known as Westernbank Business Credit Division, loans at least on a quarterly basis, or more frequently if deemed necessary.
     The ILRD policies were changed to include in the department’s scope of review 100% of loan relationships in excess of $3.0 million, internally classified loans, significant commercial loans in non-accrual status, loans criticized or classified by the auditors of the FDIC, and loans criticized by external auditors. Relationships under $3.0 million are evaluated by the Company’s CRO.
     Appraisal Report Review
     During the third quarter of 2008, the Company established procedures through the Department of the CCRO to ensure that appraisal reports are reviewed by a qualified officer independent of the credit function. In addition, during 2009 the Company strengthened its appraiser review function by amending the Company’s Appraisal and Evaluation Policy to assure that the policy is in compliance with all federal and state regulations.
     During 2009, the Company also created an Appraisal Review Division. This is an independent unit reporting to the Company’s CCRO, staffed with experienced personnel. The Appraisal Review Department responsibilities, among others, include: (1) preparation of engagement and order appraisals; (2) revision of appraisals to ensure that appraised values submitted are properly supported, reasonable, and in compliance with all federal and state regulations, as well as the Company’s policies and procedures; (3) preparation of written review reports; (4) coordination with appraisers for any necessary corrections on appraisals prepared for the Company; and (5) providing advice and assistance to loan officers in the implementation of the Company’s appraisal policy.
     Financial Closing and Reporting
     During 2008, the Company’s attention was focused primarily on the restatement of its previously issued consolidated financial statements and the preparation of the 2007 consolidated financial statements. In addition, on January 28, 2009, the Audit Committee of the Board of Directors engaged BDO Seidman as its independent registered public accounting firm for the audit of the Company’s fiscal year 2008 financial statements. As a result of the appointment of BDO Seidman and the Company’s focus on completing the 2007 consolidated financial statements, the Company was unable to file its periodic reports on a timely basis as required by the rules and regulations of the SEC and the NYSE. The Company has devoted and will continue to devote significant resources towards remediating the material weaknesses set forth in this Form 10-K and becoming current with required SEC and NYSE filings.
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
Mayagüez, Puerto Rico
We have audited W Holding Company, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
•	The Company lacked controls that were appropriately designed and operated effectively to ensure that certain loan relationships are reviewed timely by the Company’s Internal Loan Review Department. Specifically, the operation of the loan review controls was inadequate to identify impaired loans, designate loans to non-accrual status, and obtain updated appraisal reports for classified loans on a timely basis.
•	The Company lacked controls that were appropriately designed and operated effectively to ensure that appraisal reports for real estate collateral are reviewed on a timely basis by a qualified officer independent of the credit function.
•	The Company’s financial closing and reporting controls did not operate effectively as to ensure an effective, timely and accurate financial reporting process. Specifically, the Company did not file periodic reports on a timely basis as required by the rules of the SEC and the NYSE.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated October 28, 2009 on those consolidated financial statements.
In our opinion, W Holding Company, Inc. and Subsidiaries, did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based upon the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2008 and our report dated October 28, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
San Juan, Puerto Rico
October 28, 2009
Stamp No. 2450253
Affixed to original

ITEM 9B.	OTHER INFORMATION
     Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Company
     The following table sets forth information regarding the directors of the Company. There were no arrangements or understandings pursuant to which any of these directors were selected as a director.

		Positions Held with the
Director	Age	Company and/or Westernbank
Frank C. Stipes, Esq.	53	Chairman of the Board, Chief Executive Officer and President of the Company and Westernbank (1)
Freddy Maldonado	58	Director of the Company, Chief Financial Officer of the Company and Westernbank (2)
Cornelius Tamboer	64	Director
Héctor L. Del Río	55	Director
Pedro R. Domínguez	64	Director and First Vice President — Southern Region of Westernbank
Juan C. Frontera	41	Director and Secretary of the Board
Enrique González, CPA	64	Director (3)
César A. Ruiz	73	Director (4)
Alberto Bacó	50	Director (5)

(1)	Effective August 8, 2008, Mr. Stipes assumed the position of President of the Company and Chief Executive Officer and President of Westernbank.

(2)	Effective August 8, 2008, Mr. Maldonado assumed the position of Senior Executive Vice President and Chief Financial Officer of the Company and relinquished the duties of President and Chief Investment Officer of the Company. On March 17, 2009, Mr. Maldonado resigned from his positions at the Company and as a member of the Board of Directors effective March 31, 2009.

(3)	Effective February 25, 2008, the Board of Directors of the Company appointed Mr. González as a director of the Company for a three-year term ending in 2011.

(4)	Mr. Ruiz resigned from the Board of Directors effective December 31, 2008.

(5)	Effective March 17, 2009, the Board of Directors of the Company appointed Mr. Bacó as a director of the Company for a three-year term ending in 2011.
     Biographical Information
     Provided below is a brief description of the principal occupation for at least the past five years of each of the Company’s directors. In addition to the descriptions below, each director has been a director of the Company since it was organized in 1999, except for Messrs. Héctor L. Del Río and Juan C. Frontera, who were appointed as directors in 2003, Mr. Freddy Maldonado, who was appointed as director in 2005, Mr. Enrique González, who was appointed as a director in 2008 and Mr. Bacó, who was appointed as a director in 2009.
     Frank C. Stipes, Esq. is Chairman of the Board of Directors (the “Board”) of the Company and Westernbank; and Chief Executive Officer and President of both the Company and Westernbank. He held the positions of Chief Executive Officer and President of the Company since its founding in 1999 and of Westernbank from 1992 to July 2005. At Westernbank, he was appointed to serve as Executive Vice President in 1988; Chief Executive Officer from 1989 to 2005; Chairman of the Board in 1990; and President from

1992 to 2005. He also served as General Legal Counsel to Westernbank from 1981 to 1988. On March 29, 2007, Mr. Stipes assumed the positions of Chief Executive Officer and President of Westernbank and effective August 8, 2008 he assumed the position of President of the Company.
     Freddy Maldonado was the Chief Financial Officer of the Company until March 2009. He held the positions of President and Chief Investment Officer of the Company from July 2005 to August 2008. Prior to that, Mr. Maldonado served as the Chief Financial Officer and Vice President of Finance and Investment of the Company since its founding in 1999 and of Westernbank since March 1992, both until July 2005, and as Chief Investment Officer of Westernbank from July 2005 to November 2006. He served as Executive Vice President of Finance and Investment and Chief Financial Officer at Ponce Federal Bank, F.S.B. from 1978 to 1992. Prior to that, Mr. Maldonado served as supervisory senior accountant at KPMG LLP. On March 17, 2009, Mr. Maldonado resigned from his positions as Senior Executive Vice President and Chief Financial Officer of the Company and Westernbank; and as a Director of Company’s Board of Directors effective March 31, 2009.
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
     Alberto Bacó, is the President and Chief Executive Officer of Marvel International, Inc. and Bohío International Corp. Both companies are middle market manufacturing and distribution operations which specialize in branded products. Mr. Bacó also is a venture capital investor and real estate developer. Mr. Bacó previously served as the President of the Economic Development Bank of Puerto Rico. On March 17, 2009, Mr. Bacó was appointed as a director of the Company.
None of the above directors simultaneously serve as directors of other public companies.

Executive Officers of the Company
     The following table sets forth information regarding the current executive officers of the Company as of December 31, 2008. There were no arrangements or understandings pursuant to which any of these executive officers were selected as an officer.

		Officer of the
	Age as of	Company and/or
	December 31,	Westernbank	Positions Held with the
Name	2008	Since	Company and/or Westernbank
Frank C. Stipes, Esq.	53	1988	Chairman of the Board, Chief Executive Officer and President of the Company and Westernbank (1)
Freddy Maldonado	58	1992	Former Director and Chief Financial Officer of the Company and Westernbank (2)
José Armando Ramírez	53	2007	Former Chief Financial Officer and former Chief Operating Officer of the Company and Westernbank(3)
Lidio V. Soriano, CPA	39	2008	Chief Financial Officer of the Company and Westernbank (4)
Pedro R. Domínguez	64	1989	Director and First Vice President — Southern Region of Westernbank
Carlos Dávila	45	2007	Chief Operating Officer and Chief Retail Officer of the Company and Westernbank (5)
William Vidal, Esq.	55	2000	Chief Lending Officer of Westernbank
Norberto Rivera, CPA	46	2004	Vice President Corporate Controller and Chief Accounting Officer of the Company and Westernbank
Alfredo Archilla	52	2001	Chief Administration Officer of the Company and Westernbank
Andrés Morgado, CPA	50	2000	President, Westernbank Trust Division
Migdalia Rivera	58	2002	Former President, Expresso of Westernbank (6)
Mayra Hansen	51	2008	Chief Risk Officer of the Company and Westernbank(7)

(1)	Effective August 8, 2008, Mr. Stipes assumed the positions of President of the Company.

(2)	Effective August 8, 2008, Mr. Maldonado assumed the position of Chief Financial Officer of the Company and Westernbank; and relinquished the duties of President and Chief Investment Officer of the Company. On March 17, 2009, Mr. Maldonado resigned from his positions at the Company and Westernbank and as a member of the Board of Directors effective March 31, 2009.

(3)	Mr. Ramírez served as Chief Financial Officer and Chief Operating Officer of the Company and Westernbank from September 3, 2007 to August 8, 2008.

(4)	Effective March 17, 2009, Mr. Soriano assumed the position of Chief Financial Officer of the Company and Westernbank.

(5)	Effective October 1, 2007, Mr. Dávila was retained as Chief Retail Officer of Westernbank. On October 6, 2008 Mr. Dávila was also appointed Chief Operating Officer of the Company and Westernbank.

(6)	Ms. Rivera served as President, Expresso of Westernbank until January 10, 2009.

(7)	Effective August 4, 2008, Ms. Hansen was retained as Chief Risk Officer of the Company and Westernbank.

Biographical Information
     Provided below is a brief description of the principal occupation for at least the past five years of each of the Company’s executive officers other than Messrs. Stipes, Maldonado and Domínguez, whose biographical information is included with that of the directors above.
     José Armando Ramírez — Mr. Ramírez was the Chief Financial Officer and Chief Operating Officer of the Company and Westernbank since September 3, 2007. He previously served as Executive Vice President of Strategic Planning, Corporate Development and Asset/Liability Management with National City Corporation in Cleveland Ohio. Prior to that, Mr. Ramírez served as International Officer-Senior Financial Analyst for the Bank of Boston Corporation from 1986 to 1988. On August 8, 2008, Mr. Ramírez resigned to his positions as Chief Financial Officer and Chief Operating Officer of the Company.
     Lidio V. Soriano, CPA — Mr. Soriano has served as the Chief Financial Officer of the Company and Westernbank since March 17, 2009 and Senior Financial Officer since October 20, 2008. He previously served as Executive Vice President and Head of Retail and Mortgage Banking of Oriental Financial Group Inc. since September 2007. Before joining Oriental Financial Group Inc., Mr. Soriano was the Chief Financial Officer of Doral Financial Corporation, where he was in charge of Accounting, Finance, Risk Management and Investor Relations, from September 2005 to October 2006. Prior to becoming CFO, he held other senior positions at Doral Financial Corporation, including President of Doral Money, a New York based subsidiary of Doral Bank Puerto Rico. Prior to Doral, Mr. Soriano was the former head of Citibank’s consumer mortgage operations in Puerto Rico.
     Carlos Dávila — Mr. Dávila is the Chief Operating Officer of the Company and Westernbank since October 6, 2008 and the Chief Retail Officer of Westernbank since October 1, 2007. Previously, he served as President and Region Manager with Citibank, N.A. in Florida and Puerto Rico from 1999 to 2007. Prior to that, Mr. Dávila served as Senior Vice President and Treasurer for First Bancorp. from 1996 to 1997. Before that, he served as Vice President of Smith Barney, a subsidiary of Citigroup Inc., from 1993 to 1996. Prior thereto, his banking experience and career dates back to 1985.
     William Vidal, Esq. — Mr. Vidal has served as Chief Lending Officer of Westernbank since July 12, 2005. Mr. Vidal joined the Company on June 26, 2000, as First Vice President of the North Region. He was previously in the private practice of law, specialized in bankruptcy law, from 1978 to 2000.
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
     Migdalia Rivera — Ms. Rivera joined the Company on June 12, 2002, as President of Expresso of Westernbank. She previously served as President of CommoLoco, a subsidiary of American General Financial Group, from 1968 to 2002. Mrs. Rivera served as President, Expresso of Westernbank until January 10, 2009.
     Mayra Hansen — Ms. Hansen joined the Company on August 4, 2008, as Chief Risk Officer. She previously headed the FDIC’s Puerto Rico office, from 1978 to 2007.

Corporate Governance Matters
     Pursuant to the Company’s Bylaws, the business and affairs of the Company are managed by or under the direction of the Board of Directors. Members of the Board of Directors are kept informed of the Company’s business through discussions with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. Currently, there are eight members of the Board. The Board is divided into three classes: Messrs. Frank C. Stipes, Esq., Héctor L. Del Río and Juan C. Frontera are in the class that was to be up for re-election in 2009; Messrs. Pedro R. Domínguez and Mr. Enrique González, CPA are in the class up for re-election in 2010; and Messrs. Cornelius Tamboer and Alberto Bacó are in the class up for re-election in 2011. Each director serves for a term ending after the third annual meeting following the annual meeting at which such director was last elected or until such director’s successor is elected and qualified. As a result of the delay in issuing the Company’s audited financial statements for the fiscal year ended December 31, 2008, the Company did not hold either its 2008 or 2009 annual meeting of stockholders. The delay was due to the need for additional time to complete the Company’s audit of its financial statements for the fiscal year ended December 31, 2008. As previously reported on the Company’s Current Report on Form 8-K filed on January 30, 2009, the Company determined not to reappoint Deloitte & Touche LLP as the Company’s independent registered public accounting firm and instead, as of January 28, 2009, the Company engaged BDO Seidman, LLP (“BDO Seidman”) as its independent registered public accounting firm. As a result of the recent appointment of BDO Seidman and the Company’s focus on completing the 2008 audit, the Company was unable to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Accordingly, Messrs. Stipes, Del Río and Frontera Tamboer will continue to serve in their positions as directors of the Company.
     The Board has a majority of independent directors. The Board has determined as of December 31, 2008, that Messrs. Cornelius Tamboer, César A. Ruiz (former director), Héctor L. Del Río, Juan C. Frontera, and Enrique González, CPA, and (as of March 17, 2009) Mr. Alberto Bacó are “independent” for purposes of Section 303A of the New York Stock Exchange (“NYSE”) Listing Standards, and that the members of the Audit Committee are also independent for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and Section 303A.02 of the NYSE Listing Standards. The Board’s determinations of director independence were made in accordance with the qualification standards for independent directors included in the Company’s Corporate Governance Guidelines, as well as the NYSE listing standards. The Company’s Corporate Governance Guidelines may be found in the Investor Relations section of the Company’s website at www.wholding.com and is available in print to any stockholder upon written request to Mr. Juan C. Frontera at W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. The Board based these determinations primarily on a review of the responses the directors provided to questions regarding employment and compensation history, affiliations and family and other relationships and based on discussions with the directors.
     On February 25, 2008, the Board of Directors of the Company appointed Mr. Enrique González, CPA as director of the Company for a three-year term. Mr. González is a partner at González & Roig, a certified public accounting firm. As a practicing accountant, Mr. González has provided, and likely will continue to provide, accounting services to certain customers of Westernbank Puerto Rico. Among other clients, Mr. González also provides services on behalf of two members of the Company’s Board of Directors. In light of Mr. González’s profession, the Board of Directors determined that Mr. González will be recused from matters relating to his clients which are also clients of the Company. On March 17, 2009, the Board of Directors of the Company appointed Mr. Alberto Bacó as director of the Company for a three-year term. Mr. Bacó has a 40% ownership interest in Desarrollos Car y Al 2004, Inc. (“Desarrollos”) and is its President and Secretary. Mr. Bacó and Desarrollos are customers of, and have had transactions with, the Bank, in the ordinary course of the Bank’s business and the Bank expects to have banking transactions with each in the future. These transactions include a line of credit of $6,655,000 extended by the Bank to Desarrollos. Since the beginning of the Company’s 2008 fiscal year, the largest aggregate amount of principal outstanding at any time on the line of credit was $6,451,238. As of December 31, 2008, $2,962,818 was outstanding on this line of credit. Desarrollos paid $3,614,481 and $292,271 in principal and interest payments, respectively, during the Company’s 2008 fiscal year, and $697,918 and $96,569 in principal and interest payments, respectively, since the beginning of the Company’s 2009 fiscal year. The interest rate payable on monies borrowed under the line of credit is 5.50%. The Company has determined that this relationship would not impair Mr. Bacó’s independence as a director. In the Company’s opinion, all loans and commitments to lend pursuant to the aforementioned line of credit were made in the ordinary course of business and on substantially the same terms, including interest rates, collateral and repayment schedules, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectability nor contain terms unfavorable to the Bank. There were no arrangements or understandings between Messrs. González and Bacó and any other person pursuant to which they were selected as a director.

     The Board of Directors of Westernbank meets on a monthly basis, while the Board of Directors of the Company meets as deemed necessary. In addition, the Board of Directors of the Company has eight committees, as described below. During the year ended December 31, 2008, the Board of Directors of Westernbank met 17 times, while the Board of Directors of the Company met 15 times. Each director attended at least 75% of the aggregate of (i) the total number of Board meetings held during the calendar year 2008, and (ii) the total number of meetings held by all committees on which he or she served during the year ended December 31, 2008.
     Non-management directors, all of whom were determined to be independent (as discussed above), met in executive session, presided by Mr. Juan C. Frontera, Secretary of the Board, without management once during 2008. The Board of Directors has named the members of the Audit Committee as the members of this group.
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
     Below are the standing committees of the Board of Directors of the Company:
     Nominating and Corporate Governance Committee
     The Company has a Nominating and Corporate Governance Committee (“Nominating Committee”), whose members as of December 31, 2008 included Messrs. César A. Ruiz, Cornelius Tamboer, Héctor Del Río and Juan C. Frontera. Mr. Ruiz resigned from the Board of Directors effective December 31, 2008. The Board has determined that all of the members of the Nominating Committee are independent under the NYSE listing standards. The Nominating Committee develops and recommends to the Board of Directors corporate governance policies and guidelines for the Company and identifies and nominates director and committee member candidates for election to the Board of Directors and to committee membership, respectively. The Board of Directors has adopted a Nominating and Corporate Governance Committee Charter which may be found in the Investor Relations section of the Company’s website at www.wholding.com and is available in print to any stockholder upon written request to Mr. Juan C. Frontera at W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. During the year ended December 31, 2008, the Nominating Committee met two times.
     The Nominating Committee considers candidates for director who are recommended by its members, by other Board members, by stockholders and by management. The Nominating Committee evaluates director candidates recommended by stockholders in the same way that it evaluates candidates recommended by its members, other members of the Board, or other persons. The Nominating Committee considers all aspects of a candidate’s qualifications in the context of the needs of the Company at that point in time with a view to creating a Board with a diversity of experience and perspectives. As set forth in the Company’s Nominating and Corporate Governance Committee Charter, the Nominating Committee is responsible for selecting individuals as director nominees who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who would be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the Company and its stockholders. In selecting director nominees, the Nominating Committee assesses the director’s qualifications as independent, as well as skills, knowledge, perspective, broad business judgment and leadership, relevant specific industry knowledge, business creativity and vision, experience and diversity, all in the context of an assessment of the perceived needs of the Board at that time.
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
     The Nominating Committee did not hire any director search firm in 2008 or 2007 and, accordingly, paid no fees to any such company. As indicated above, however, the Nominating Committee may do so in the future if necessary.
     Executive Committee
     The Executive Committee is authorized to exercise the authority of the Board of Directors in the management of the Company, subject to applicable laws. As of December 31, 2008, the members of the Executive Committee were Messrs. Frank C. Stipes, Esq., César A. Ruiz, Cornelius Tamboer, Héctor Del Río and Juan C. Frontera. Mr. Ruiz resigned effective December 31, 2008. During the year ended December 31, 2008, the Executive Committee did not meet.
     Compensation Committee
     The Company has a Compensation Committee comprised entirely of independent directors, in accordance with the NYSE listing standards. The Compensation Committee reviews and makes determinations of the compensation of the Company’s directors and senior executive officers, and administers and implements the Company’s incentive-compensation plans and equity-based plans. The Board of Directors has adopted a Compensation Committee Charter which may be found in the Investor Relations section of the Company’s website at www.wholding.com and is available in print to any stockholder upon written request to Mr. Juan C. Frontera at W Holding Company, Inc., P.O. Box 1180, Mayagüez, Puerto Rico 00681. As of December 31, 2008, the members of the Compensation Committee were Messrs. César A. Ruiz, Cornelius Tamboer, Héctor L. Del Río and Juan C. Frontera. Mr. Alberto Bacó became a member of the Compensation Committee effective March 17, 2009 and Mr. Ruiz resigned effective December 31, 2008. During the year ended December 31, 2008, the Compensation Committee met four times.
     Audit Committee
     The members of the Audit Committee as of December 31, 2008 were Messrs. César A. Ruiz, Cornelius Tamboer, Héctor L. Del Río, Juan C. Frontera, Enrique Gonzalez, CPA, and Vice President General Auditor Carlos Camacho. Mr. Camacho is a non-voting participant of the Audit Committee. Mr. Alberto Bacó became a member of the Audit Committee effective March 17, 2009 and Mr. Ruiz resigned effective December 31, 2008. During the year ended December 31, 2008, the Audit Committee met 16 times.
     The Board of Directors has determined that all of the directors who serve on the Audit Committee are independent pursuant to Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and under Section 303A.02 of the NYSE listing standards. The Board of Directors has determined that all members of the Audit Committee are financially literate, and on February 25, 2008 the Audit Committee named Mr. Enrique González as the “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. As explained above, the Board of Directors has determined that Mr. Gonzalez is independent under the NYSE listing standards.

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
     Asset & Liability Committee
     The Asset & Liability Committee (“ALCO”) is responsible for overseeing the Company’s and Westernbank’s interest rate and market risk, liquidity management and other related matters. Through policies designed to manage the flow of funds and the use and pricing of such funds, the ALCO Committee supervises the Investment Department’s responsibility for maintaining an acceptable interest rate spread, while assuring that the Company complies with all applicable investment and liquidity requirements. As of December 31, 2008, the ALCO Committee was composed of the entire Board of Directors of the Company and the former Chief Financial Officer Mr. Freddy Maldonado, the Company’s Chief Financial Officer, Lidio V. Soriano, CPA, the Company’s Chief Operating Officer, Carlos Dávila, Westernbank Chief Lending Officer, William Vidal, Esq., Westernbank Treasurer and Chief Investment Officer, Mr. Ramón A. Rosado, Esq., and Mr. Hiram Mesonero. The Company’s Chief Accounting Officer, Mr. Norberto Rivera, CPA, is a non-voting participant of the Investment Committee. On March 17, 2009, Mr. Maldonado resigned from his positions as Chief Financial Officer of the Company and Westernbank, and as a Director of Company’s Board of Directors effective March 31, 2009. The ALCO met 14 times during 2008.
     Senior Lending Credit Committee
     Prior approval of the Senior Lending Credit Committee (“SLCC”) is required for all loans in excess of $25.0 million, including the Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division. The SLCC reviews and ratifies all loans from $2.5 million to $25.0 million approved by Westernbank’s regional credit committees. The Senior Credit Committee is composed of members of the Company’s Board of Directors and senior lending officers of Westernbank. All loans in excess of $25.0 million, including the Asset-Based Lending Unit, formerly known as Westernbank Business Credit Division, approved by the SLCC are also reviewed and ratified by the Board of Directors of the Company. All loans in excess of $100.0 million require the approval of the Board of Directors of the Company. As of December 31, 2008, the members of the Senior Credit Committee are Messrs. Frank C. Stipes, Esq., Cornelius Tamboer, Héctor L. Del Río, Juan C. Frontera and Pedro R. Domínguez, and Westernbank officers Messrs. Ricardo Cortina, William Vidal, Esq., René López, CPA, (Mr. López resigned on July 14, 2009), Peter Léctora, CPA and Ms. Ana

Rosado. The Company’s Chief Risk Officer, Mrs. Mayra Hansen, is a non-voting participant of the Investment Committee. Mr. Alberto Bacó became a member of the Senior Credit Committee effective March 17, 2009. The Senior Credit Committee met 22 times during 2008.
     Special Regulatory Compliance Committee
     The Company’s Board of Directors appointed a Special Regulatory Compliance Committee to oversee Westernbank’s compliance with an agreement reached by Westernbank with regulatory authorities as to various corrective actions related to the Bank’s operations. The members of the Compliance Committee are Messrs. Cornelius Tamboer, Héctor L. Del Río and Enrique Gonzalez, CPA. The Special Regulatory Compliance Committee met 11 times during 2008.
     Special Litigation Committee
     The Company’s Board of Directors appointed a Special Litigation Committee composed of independent directors to review and oversee the legal proceedings initiated against the Company in connection with the restatement of the Company’s audited financial statements for years 2006 and 2005, which are fully described in the Company’s 2007 Annual Report on Form 10-K. The Special Litigation Committee was established on March 24, 2009. The members of the Special Litigation Committee are Messrs. Enrique Gonzalez and Alberto Bacó.
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
     Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, with respect to 2008, all Section 16(a) filing requirements applicable to its officers and directors were satisfied, except for two reports, one covering three transactions by Mr. Lidio V. Soriano, CPA, Senior Executive Vice President and Chief Financial Officer and the second covering nine transactions by Director Enrique Gonzalez, CPA, which were filed late.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
     In this Compensation Discussion and Analysis (“CD&A”), the Company provides an analysis of its executive compensation program, the material compensation decisions that the Company made during fiscal 2008 with respect to the named executive officers of the Company (as identified below), and the material factors that the Company considered in making those decisions. Later in this Form 10-K, beginning with the “2008 Summary Compensation Table,” you will find a series of tables containing specific information about the compensation earned or paid during fiscal 2008 to:
•	the Company’s Chief Executive Officer (“CEO”), Mr. Frank C. Stipes, Esq.;

•	each person who served as the principal financial officer of the Company during fiscal 2008, or Mr. Jose Armando Ramirez (from January 1, 2008 until August 8, 2008), and Mr. Freddy Maldonado (from August 8, 2008 until December 31, 2008);

•	and the three highest paid executive officers of the Company who were serving as executive officers as of December 31, 2008, or Messrs. Carlos Dávila, Chief Operating of the Company and Westernbank and Chief Retail Officer of Westernbank, William Vidal, Esq., Chief Lending Officer of Westernbank, and Andrés Morgado, President, Westernbank Trust Division, (each individually referred to as an “NEO” and collectively referred to as the “NEOs”).
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
     The Company’s employees should think like the Company’s stockholders
     The Company’s employees should act in the interests of the Company’s stockholders and the best way to encourage them to do that is through an equity stake in the Company. This is done by granting stock options to key employees. Due to the recent restatement process and the late filing of the 2007 and 2008 Annual Reports on Form 10-K, the Company did not award any stock options during 2008.
     Incentive compensation should be a greater part of total compensation for more senior positions
     Generally, the Company believes that the proportion of an individual’s total compensation that varies with the individual and Company performance objectives should increase as the individual’s business responsibilities increase.

Determination of Compensation during Fiscal 2008
The Compensation Committee considered a number of different factors in determining NEO compensation during fiscal 2008.
•	Assessment of Company Performance. The Compensation Committee utilized Company performance measures in establishing total compensation ranges for the NEOs. The Committee considered certain measures of progress of the Company including asset quality, stability and soundness of operations, regulatory classification, overall loan portfolio growth, performance, quality, capital and efficiency ratios as compared to peer groups, the Company’s overall results; and management effectiveness in light of existing market conditions.

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

•	Assessment of Individual Performance and CEO Review. Each NEO’s individual performance also had a strong impact on the compensation paid to the officer, as it does for all of the Company’s employees generally. With respect to the CEO performance, the independent directors, under the direction of the presiding director, met with the CEO in executive session at the beginning of the year to agree upon the CEO performance objectives (both individual and company objectives) for the year. At the end of the year, the independent directors met in executive session under the direction of the presiding director to conduct a performance review of the CEO based on these objectives. The results of this review for fiscal 2008 are discussed below under “Components of Executive Compensation for 2008.”

For the other NEOs, the Compensation Committee receives a performance assessment and compensation recommendation from the CEO and also exercises its discretion and judgment based on the Committee’s interactions with each such executive officer. The Committee’s individual performance evaluation of these executives is based generally on his contribution to the Company’s performance, as well as other leadership accomplishments. The results of the reviews for the other NEOs for fiscal 2008 are also discussed below under “Components of Executive Compensation for 2008.”

•	Peer Data Review. Each year, the Compensation Committee reviews the Company’s compensation program as compared to a peer group of financial holding companies based in Puerto Rico. During fiscal 2008, the Company used the following Puerto Rican-based peer financial holding companies for benchmarking purposes: Popular, Inc., First BanCorp., Santander BanCorp, Doral Financial Corporation and R&G Financial Corporation.

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

•	Total Compensation Review. The Compensation Committee reviews each executive’s base pay, bonus, and stock option incentives every 18 months, with the exception of the Company’s and Westernbank’s CEO, which is reviewed annually. In addition to these primary compensation elements, the committee reviews the deferred compensation program, perquisites and other compensation, and payments that would be required under various severance and change-in-control scenarios. Following the 2008 review, the Compensation Committee determined that these elements of compensation were reasonable in the aggregate.

Components of Executive Compensation for 2008
     For 2008, the compensation of the Company’s executives consisted of five primary components: base salary, a Christmas bonus, a special performance bonus, stock option grants and benefits package. The Company’s compensation program for the NEO’s has been designed so that a larger portion of the NEO’s total compensation is earned in the form of bonus opportunities.
     Base Salary
     Salaries provide executives with a sufficient, regularly-paid base level of income and help achieve the objectives outlined above by attracting and retaining our executives. Base salaries may include monthly and end-of-year payments agreed with each of the NEO’s. Base salaries are reviewed every 18 months, with the exception of the salaries of the Company’s CEO, which is reviewed annually by the Compensation Committee. As discussed, generally, base salaries are not based upon specific measures of corporate performance, but are determined by scope and complexity of the position, including current job responsibilities, the relative base salaries of the Company’s peers, and the recommendations of the Chief Executive Officer, including an evaluation of each officer’s individual performance and contribution to the Company’s financial, operational and strategic goals and objectives. Consistent with compensation practices generally applied in the financial services industry, and our compensation objectives described before, base salaries generally form a lower percentage of total compensation with a majority of each NEO’s total compensation.
     For fiscal 2008, the Compensation Committee reviewed each of the NEO’s base salaries, other than the CEO’s, based on the principles identified before. After such review, the Compensation Committee concluded that base salaries were appropriate and consistent with the Company’s compensation program. Except for Messrs. Frank C. Stipes, Esq., Freddy Maldonado and Carlos Dávila, none of the other NEOs of the Company received base salary increases during 2008.
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
     On August 8, 2008, Mr. Freddy Maldonado was appointed Chief Financial Officer of the Company and Westernbank. In connection with the appointment of Mr. Maldonado, the Company’s Compensation Committee set Mr. Maldonado’s annual base salary at $500,000 annually. On March 17, 2009, Mr. Maldonado resigned from his positions as Chief Financial Officer of the Company and Westernbank and as a Director of Company’s Board of Directors effective March 31, 2009.
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
     For a further description of the base salaries paid to the NEOs during fiscal 2008, please refer to the 2008 Summary Compensation Table set forth below.
Christmas Bonus
     A Christmas bonus is mandated under Puerto Rico law for all employees. The minimum amount required by law is $600 per employee. Traditionally, the Company has granted one month of salary as a Christmas Bonus to its employees, including the NEOs. For fiscal 2008, the Company granted one month of salary as the Christmas bonus to each of its NEO’s as follows: $41,667 for Mr. Frank C. Stipes, Esq., the Company’s CEO and President; $35,417 for Mr. Carlos Davila, Chief Operating of the Company and Westernbank and Chief Retail Officer of Westernbank; $27,813 for Mr. William Vidal, Esq., Westernbank Chief Lending Officer; $16,833 for Mr. Andrés Morgado, President, Westernbank Trust Division; $41,667 for Mr. Freddy Maldonado, former Chief Financial Officer and $600 for Mr. José Armando Ramírez, former Chief Financial Officer.

     End-of-Year Payments
     For year 2008, the Compensation Committee decided to make an end-of-year payment to certain officers of the Company after considering the officers’ added roles and responsibilities in light of the current regulatory and economic environment. The following end-of-year payments were made to the following NEOs: $106,250 for Mr. Carlos Dávila, Chief Operating Officer of the Company and Westernbank and Chief Retail Officer of Westernbank; $93,750 for Mr. William Vidal, Esq., Westernbank Chief Lending Officer; and $175,000 for Mr. Andrés Morgado, CPA, President, Westernbank Trust Division.
     Special Performance Bonuses
     In addition to the aforementioned contractually end-of-year payments, the Company typically awards an annual special performance bonus, paid in cash, to its executive officers and certain employees, including the NEOs. Only those individuals with a higher ability to directly impact the Company’s performance are eligible to receive the special performance bonus because they bear a greater proportion of the responsibility that compensation will decrease if the Company’s goals are not attained. Consistent with the Company’s objectives, the special performance bonus may fluctuate significantly from year-to-year, which stresses that results and contributions in any year affect future years.
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
     In 2008, the Compensation Committee, based on the Company’s results of operations for the year ended December 31, 2008, decided not to award special performance bonuses to its NEOs.

Stock Options
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
     The Compensation Committee believes that the granting of stock options, the only form of equity based award permitted under the 1999 Qualified Option Plan and 1999 Nonqualified Option Plan, is the most appropriate form of long-term compensation to executive officers, since it believes that the equity interests in the Company held by the executive officers align the interests of shareholders and management. This approach is designed to provide incentives for the creation of shareholder value over the long term since the full benefit of this component of the compensation package cannot be realized unless stock price appreciation occurs over a number of years. The Compensation Committee does not rely on predetermined formulas, weighted factors or a limited set of criteria in making its decisions of granting stock options. The Compensation Committee may, in its discretion, (1) award stock options absent the attainment of the relevant performance goals, and (2) reduce or eliminate entirely the amount of stock options to be granted upon attainment of the performance goals. Historically, the Compensation Committee has exercised its discretion each year in granting stock options to the NEO’s. During 2008, due to the restatement process and the late filing of the 2007 and 2008 Annual Reports on Forms 10-K, the Company did not award any stock options to the NEOs.
Nonqualified Deferred Compensation Plan
     Westernbank has a Master Deferred Compensation Plan for a selected group of management or highly compensated employees, including each of the NEOs. The Plan and the accompanying trust are not intended to meet the requirements of Section 1165 of the PR-IRC of 1994, as amended, and therefore do not meet the funding, employee coverage, and other requirements which “qualified retirement plans” must satisfy under section 1165 of the PR-IRC. However, the Plan and the trust are intended to constitute an unfunded arrangement maintained “primarily for the purposes of providing deferred compensation for a selected group of management or highly compensated employees” for purposes of Sections 202(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). During 2008, none of the NEOs elected to participate in the Company’s Nonqualified Deferred Compensation Plan.
All Other Compensation
     All other compensation for the NEOs includes perquisites and other personal benefits, including deferred profit-sharing plan contributions, 1165(e) plan matching contributions, car allowances, allowance for business and entertainment expenses and life, accidental death and dismemberment insurance premiums.
     Qualified Deferred Profit-Sharing Plan
     The Company has a non-contributory Deferred Profit-Sharing Plan, covering substantially all of its employees, including the NEOs, which provides for retirement and disability benefits. The Company’s contribution to the profit-sharing plan is discretionary. Participants in the Deferred Profit-Sharing Plan are vested upon completing five years of service with the Company, with no vesting prior to such time. The Company’s total contributions to the plan for the year ended December 31, 2008 were $250,000. The Company’s contributions to its NEO’s under the plan were as follows: Mr. Stipes $2,557; Mr. Dávila $1,906; Mr. Vidal $1,775; Mr. Morgado $1,003, Mr. Maldonado $1,750 in 2008. No contributions were made for Mr. Ramirez in 2008.
     Qualified Defined Contribution Plan
     Effective January 1, 1995, the Company added to its Profit Sharing Plan a defined contribution plan under Section 1165(e) of the PR-IRC, covering all full-time employees of the Company who have one year of service and are twenty-one years or older. Under the provisions of this Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to the maximum deferral amount specified by local law. The Company contributes 50 percent of the first 6 percent of base compensation, as defined, that a participant contributes to the Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company’s contributions plus actual earnings thereon are 100 percent vested after three years of credited service. In case of death or disability, a participant or his/her beneficiary will be 100 percent vested regardless of the number of years of credited service. The Company’s contributions for 2008 amounted to $609,000. The Company contributed $4,000 with respect to each of its NEO’s under the plan in 2008, except for Messrs. Dávila and Ramírez who did not participate in the plan during 2008.
     Car Allowances
     The car allowance is based on the estimated use of time of the Company car by the respective NEOs as part of their normal course of business. During 2008, the NEOs benefited from the use of a company-owned vehicle with an approximate economic cost of $4,331 for Mr. Stipes; $8,698 for Mr. Dávila; $6,548 for Mr. Vidal; $6,213 for Mr. Morgado; $7,535 for Mr. Maldonado and $4,900 for Mr. Ramírez.
     Business and Entertainment Expenses
     The Company reimburses its executives, including the NEOs, for business and entertainment expenses. During 2008, the Company paid allowances for business and entertainment expenses to its NEO’s as follows: Mr. Stipes $52,500; Mr. Vidal $41,250; Mr. Morgado $48,000; and Mr. Maldonado $45,000. No such reimbursements were made to Messrs. Dávila and Ramírez during 2008. Given the nature of our industry, this is an important aspect of customer relationships.
     Life, Accidental Death and Dismemberment Insurance
     The Company provides life, accidental death and dismemberment insurance coverage to all of its employees, including its NEOs. For the NEOs, in the event that any of the conditions provided under the policy are met, the benefits provided are to be four times the NEOs annual salary rounded to the next higher $1,000, with a maximum of $505,000. Upon retirement, all insurance benefits shall terminate. During 2008, the Company paid $630 in insurance premiums on behalf of each of its NEOs.
     Severance Benefits
     Except in the case of a change in control of the Company under the employment agreements entered into with Messrs. José Armando Ramírez and Carlos Dávila, on August 20, 2007 and September 5, 2007, respectively, the Company is not obligated to pay severance or other benefits to the NEOs upon termination of their employment. The Company has entered into payment agreements in the event of a change in control with the following NEOs: Messrs. Carlos Dávila, William Vidal, Esq, Andrés Morgado, CPA, Freddy Maldonado and José Armando Ramírez. On each anniversary of the date of commencement of the agreements, the term of each agreement automatically extends for one year unless written notice from the Company is received not less than 60 days prior to the anniversary date advising the executive that the agreement shall not be further extended. The change in control agreement entered into with Mr. Maldonado was terminated on March 17, 2009 when he resigned from his positions as Senior Executive Vice President and Chief Financial Officer of the Company. The change in control and employment agreements entered into with Mr. Ramírez were terminated on August 8, 2008 when he resigned from his positions as Chief Financial Officer and Chief Operating Officer of the Company.
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
     The special compensation to be received pursuant to a Change in Control of the Company shall be equal to three times the annual base compensation plus bonuses paid to the executive officer for the calendar year immediately preceding the year in which the Change in Control has occurred; provided, however, that in no event shall the special compensation exceed $1,500,000 for each such employee. If employment were terminated in 2009 under such circumstances following a Change in Control, $1,500,000 would be payable to Mr. Dávila, $1,500,000 to Mr. Vidal, $1,337,000 to Mr. Morgado, and $1,500,000 to Mr. Maldonado. The Company has nine similar Change in Control agreements with certain executive officers of the Company and/or Westernbank, which if their employment was terminated in 2009 under such circumstances following a Change in Control, would result in payments amounting to $6,558,000.
     In connection with his appointment, Mr. Ramírez entered into an Employment Agreement which provided for a then-current annual base salary of $500,000, an annual performance-based bonus, a grant of options to purchase shares of the Company’s common stock, relocation and related expenses, not to exceed $150,000, and other fringe benefits applicable to executive personnel of the Company. In addition, the Company’s Employment Agreement with Mr. Ramírez contained provisions regarding confidentiality, proprietary information and work product. On November 26, 2008, the Company entered into a Separation Agreement with Mr. Ramírez due to his resignation from the Company on August 8, 2008. The Separation Agreement did not entitle Mr. Ramírez to any additional payments or benefits from the Company. Instead, the Company entered into the Separation Agreement with Mr. Ramírez in order to require his compliance with certain post-termination covenants, including noncompetition, nonsolicitation and confidentiality covenants, as well as to obtain a waiver and release agreement in favor of the Company. For a description of the severance payments and benefits owed to Mr. Ramírez pursuant to the terms of his Employment Agreement, see “Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table” and the “Potential Payments Upon Termination or Change in Control” sections below.
Compensation Committee Report
     The Compensation Committee evaluates and establishes compensation for executive officers and oversees the Company’s management stock option plans, the deferred compensation plans, and other management incentive and benefit programs. Management has the primary responsibility for the Company’s financial statements and reporting process, including the disclosure of executive compensation. With this in mind, we have reviewed and discussed with management the Compensation and Discussion Analysis required by Item 402(b) of Regulation S-K. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K for filing with the Securities and Exchange Commission.
Héctor L. Del Río
Juan C. Frontera
Cornelius Tamboer
Enrique González

SUMMARY COMPENSATION TABLE
     The following tables set forth the compensation earned by or paid to the Company’s NEOs during the year ended December 31, 2008. The Company does not provide the following to its named executive officers: stock awards, non-equity incentive plan, defined benefits plan or employee agreements, except for Mr. Carlos Dávila, who has an employee agreement with the Company.

				Option	All Other
				Awards (3)	Compensation (4)
Name & Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	($)	($)	Total ($)
Current

Frank C. Stipes, Esq	2008	$534,934	$46,042	$—	$64,018	$644,994
Chairman of the	2007	331,827	29,167	—	66,580	427,574
Board, Chief Executive	2006	308,942	29,167	—	69,741	407,850
Officer and President

Carlos Davila (5)	2008	394,375	141,667	13,204	11,234	560,480
Chief Operating and Officer and Chief Retail Officer

William Vidal, Esq.	2008	372,389	125,000	25,122	54,203	576,714
Chief Lending Officer	2007	287,596	281,250	25,122	56,388	650,356
	2006	233,750	272,917	25,122	56,987	588,776

Andrés Morgado, CPA	2008	209,411	195,833	16,748	59,846	481,838
President, Westerbank Trust Division

Former

Freddy Maldonado (6)	2008	352,997	45,417	—	58,915	457,329
Former Chief Financial Officer	2007	284,423	25,000	—	68,031	377,454
	2006	255,000	25,000	—	70,572	350,572

José Armando Ramírez (7)	2008	427,015	600	—	505,530	933,145
Former Chief Financial Officer and Chief Operating Officer	2007	153,846	113,889	5,980	63,811	337,526

(1)	Includes (i) amounts deferred by the individual pursuant to the Company’s 1165(e) Plan, and (ii) cash payments in respect of accrued and unused vacation time. See the Compensation Discussion and Analysis above and the footnotes below for more information on the 1165(e) plan.

(2)	Amounts for each NEO, other than Messrs. Stipes, Maldonado and Ramírez, represent the end-of-year payment granted by the Compensation Committee and the Christmas bonus that is paid under Puerto Rico law. The Company has normally granted one month of salary as a Christmas bonus, although Mr. Ramírez received a Christmas bonus of $600 in 2008. No performance or any other special awards or bonuses were paid, awarded or granted to any employees or officers of the Company, as was determined by the Company’s Board of Directors.

(3)	Amounts represent, for each respective year, the dollar amount recognized by the Company for financial statement reporting purposes with respect to each NEO during the year, determined in accordance with SFAS 123(R), disregarding the estimates relating to service-based vesting conditions. A discussion of the assumptions used in calculating these values may be found in Note 17 “Stock Compensation Plans” to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(4)	The table below shows the components of this column for 2008, which include perquisites and other personal benefits, including the Company’s Deferred Profit Sharing Plan contribution for each NEO, the Company’s match for each NEO 1165(e) plan contributions, business and entertainment expenses, car allowance, and other employee benefits which in the aggregate do not exceed $10,000. Amounts represent the actual amounts paid by the Company for each item of compensation. Under the provisions of the 1165(e) plan, the Company contributes 50% of the first 6% of base compensation that a participant contributes to the plan. The Company’s contributions plus actual earnings thereon are 100% vested after three years of credited service. In case of death or disability, a participant or his/her beneficiary will be 100% vested regardless of the number of years of credited service. The Company’s contributions under the 1165(e) plan during fiscal 2008 totaled $609,000. The Company contributed $4,000 with respect to each of the NEOs under the plan in fiscal 2008, except for Messrs. Dávila and Ramírez who did not participate in the plan during the year. Under the terms of the non-contributory deferred profit-sharing plan, the Company contributes each fiscal year to the plan, out of its current or accumulated after-tax net profit, an amount as determined by the Board of Directors. The Company’s contribution for any fiscal year may not exceed the maximum amount allowable as a deduction to the Company under the provisions of Section 23(p)-2 of the Puerto Rico Income Tax Act of 1954, as amended from time to time. All contributions by the Company are to be made in cash or in such property as is acceptable to the trustees under the plan (Messrs. Stipes, Maldonado and Dominquez). As of each anniversary of a participant’s employment with the Company, the Company’s contribution, and any previously unallocated forfeitures of Company contributions, are allocated to the account of each participant in the same ratio that such participant’s credited points for the calendar year bear to the total credited points of all such participants for such year. The credited points for each participant are determined on the basis of the schedule set forth below. The Company contributed an aggregate of $250,000 to the profit-sharing plan in 2008.

					For Each Full and
					Fractional
					$100 of Total
				For Each	Compensation
				Complete	Paid to the
			Years of	Year of	Participant in the
			Service	Service	Calendar Year
			0-5	2	1
			6 or more	3	1
				Allowance for
		Profit Sharing		Business and	Use of
		Plan	1165(e) Plan	Entertainment	Company
Name	Year	Contribution	Contribution	Expenses	Car	Other		Total
Current

Frank C. Stipes, Esq.	2008	$2,557	$4,000	$52,500	$4,331	$630		$64,018
	2007	2,256	4,000	52,500	6,568	1,256		66,580
	2006	2,271	4,000	52,500	9,053	1,917		69,741

Carlos Davila	2008	1,906	—	—	8,698	630		11,234

William Vidal, Esq.	2008	1,775	4,000	41,250	6,548	630		54,203
	2007	3,669	4,000	41,250	6,213	1,256		56,388
	2006	2,848	4,000	41,250	7,633	1,256		56,987

Andrés Morgado, CPA	2008	1,003	4,000	48,000	6,213	630		59,846

Former

Freddy Maldonado	2008	1,750	4,000	45,000	7,535	630		58,915
	2007	1,956	4,000	45,000	12,780	4,295		68,031
	2006	1,939	4,000	45,000	14,910	4,723		70,572

José Armando Ramírez	2008	—	—	—	4,900	500,630	(7)	505,530
	2007	294	—	—	5,661	57,856	(8)	63,811

(5)	Mr. Dávila has been the Chief Operating Officer and Senior Executive Vice President of the Company since October 6, 2008 and Chief Retail Officer of Westernbank since joining the Company on October 1, 2007.

(6)	Effective August 8, 2008, Mr. Freddy Maldonado assumed the position of Chief Financial Officer of the Company and Westernbank and relinquished the duties of President and Chief Investment Officer of the Company. On March 17, 2009, Mr. Maldonado resigned from his positions at the Company and Westernbank and at the Board of Directors effective March 31, 2009.

(7)	Mr. José Armando Ramírez served as Chief Financial Officer and Chief Operating Officer of the Company and Westernbank from September 3, 2007 until his resignation on August 8, 2008. On November 26, 2008, the Company entered into a Separation Agreement with Mr. Ramírez, effective August 8, 2008, pursuant to which, on January 12, 2009 and March 2, 2009, the Company paid Mr. Ramírez the amounts of $89,423, covering 60 days of salary ($82,692) and related accrued vacation ($6,731), and a lump sum severance payment in the amount of $500,000, respectively. Refer to “Severance Benefits” above for a discussion of the Separation Agreement.

(8)	Represents relocation expenses.
     The compensation plans under which the Company grants options awards are generally described in the Compensation Discussion and Analysis section above, and include the Company’s two shareholder-approved stock option plans, the 1999 Qualified Option Plan and the 1999 Nonqualified Option Plan.
GRANTS OF PLAN-BASED AWARDS DURING 2008
     During 2008, due to the recent restatement process and the late filing of the 2007 and 2008 Forms 10-K, the Company did not award any stock options to the NEO’s.
NARRATIVE DISCLOSURE TO THE SUMMARY COMPENSATION TABLE AND
GRANTS OF PLAN BASED AWARDS TABLE
     The Company does not have any employment agreements with its NEOs other than Messrs. Dávila and Ramírez, the latter of whom terminated employment on August 8, 2008. For a discussion of the change in control agreements for Messrs. Dávila, Vidal, Morgado, Maldonado and Ramírez, see “Potential Payments Upon Termination or Change in Control” below.
     In connection with the appointment of Mr. Ramírez on August 20, 2007, the Company and Mr. Ramírez entered into an Employment Agreement which provided for a then-current annual base salary of $500,000, an annual performance-based bonus, a grant of options to purchase shares of the Company’s common stock, relocation and related expenses, not to exceed $150,000, and other fringe benefits applicable to executive personnel of the Company. In addition, the Company’s Employment Agreement with Mr. Ramírez contained provisions regarding confidentiality, proprietary information and work product. For a description of the severance payments and benefits owed to Mr. Ramírez pursuant to the terms of his Employment Agreement and the related Separation Agreement, see the “Potential Payments Upon Termination or Change in Control” section below.
     In connection with the appointment of Mr. Dávila on September 5, 2007, Westernbank and Mr. Dávila entered into an Employment Agreement which provided for a then-current annual base salary of $375,000 (subsequently increased to $425,000 on October 6, 2008), an annual performance-based bonus, a grant of options to purchase shares of the Company’s common stock, relocation and related expenses, not to exceed $25,000, and other fringe benefits applicable to executive personnel of the Company. In addition, the Company’s Employment Agreement with Mr. Dávila contains provisions regarding confidentiality, proprietary information and work product. For a description of the severance payments and benefits owed to Mr. Dávila pursuant to the terms of his Employment Agreement, see the “Potential Payments Upon Termination or Change in Control” section below.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Option Awards
	Number of Securities	Number of
	Underlying	Securities	Options	Option
	Unexercised Options	Underlying	Exercise Price	Expiration
Name	(#) Exercisable (1)	Unexercised	($) (1)	Date
Current

Frank C. Stipes, Esq.	88,486	—	$142.50	1/28/2010

Carlos Dávila	800	3,200	150.00	10/1/2017

William Vidal, Esq.	360	240	535.50	7/15/2015

Andres Morgado, CPA	702	—	142.50	1/28/2010
	240	160	535.50	7/15/2015

Former

Freddy Maldonado (3)	20,834	—	142.50	1/28/2010

José Armando Ramírez (4)	—	—	—	—

(1)	Adjusted to reflect all the Company’s stock splits and stock dividends, including most recently, the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

(2)	Unvested stock options held by Mr. Carlos Dávila vest 20% on each of the following anniversary of the grant date: October 1, 2009, October 1, 2010 and October 2011. Unvested stock options held by Messrs. William Vidal, Esq. and Andres Morgado vest 20% on each of the following anniversaries of the grant date: July 15, 2009 and July 15, 2010.

(3)	All 20,834 vested stock options held by Mr. Maldonado were forfeited in connection with his resignation in March 2009.

(4)	Stock options (4,500) granted to Mr. José Armando Ramírez, were forfeited on August 8, 2008 in connection with his resignation.
OPTION EXERCISES AND STOCK VESTED IN 2008
     None of the Company’s NEOs exercised vested stock options in 2008.
     The Company has two equity based compensation plans, the 1999 Qualified Stock Option Plan and the 1999 Nonqualified Stock Option Plan. Under the 1999 Qualified Stock Option Plan, options for up to 294,953 shares (as adjusted for stock splits, reverse stock splits, and stock dividends) of Common Stock may be granted. Also, options for up to 294,953 shares (as adjusted) of Common Stock, reduced by any options granted under the 1999 Qualified Stock Option Plan, may be granted under the 1999 Nonqualified Stock Option Plan. At December 31, 2008, the Company had outstanding 134,369 options (as adjusted) under the 1999 Qualified Stock Option Plan. No options have been granted under the 1999 Nonqualified Stock Option Plan. The following table provides information as of December 31, 2008, regarding shares of common stock that may be issued to key employees under the 1999 Qualified Stock Option Plan.

		Number of securities remaining available for
Number of securities to be	Weighted-average exercise	future issuance under equity compensation
issued upon exercise of	price of outstanding options	plans (excluding securities reflected in column
outstanding options (1) (2)	(1)	(a)) (1)
(a)	(b)	(c)
126,989	$166.14	113,556

(1)	Adjusted to reflect all the Company’s stock splits and stock dividends, including most recently, the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

(2)	Excludes 47,028 shares issued upon exercise of stock options through December 31, 2008.

Nonqualified Deferred Compensation
     Westernbank has a Nonqualified Deferred Compensation Plan (the “Plan”) for a selected group of management or highly compensated employees, which includes each of the NEOs. The benefit to be derived from the Plan and the accompanying trust, is for the benefit of Westernbank employees participating in the Plan and their beneficiaries in accordance with the terms and conditions set forth in the Plan. The Plan and the trust are not intended to meet the requirements of Section 1165 of the PR-IRC of 1994, as amended, and therefore do not meet the funding, employee coverage, and other requirements which “qualified retirement plans” must satisfy under section 1165 of the PR-IRC. On the other hand, the Plan and the trust are intended to constitute an unfunded arrangement maintained “primarily for the purposes of providing deferred compensation for a selected group of management or highly compensated employees” for purposes of Sections 202(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended.
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
Retirement Benefits Plans
     Qualified Deferred Profit-Sharing Plan
     The Company has a non-contributory deferred profit-sharing plan (the “Profit Sharing Plan”), covering substantially all of its employees, which provides for retirement and disability benefits. The Profit Sharing Plan is self-administered with the retention of professional administrative services. All contributions to the Profit Sharing Plan, which are held in trust, are invested as directed by participants. As of December 31, 2008, the trustees of the Profit Sharing Plan were Messrs. Stipes, Maldonado and Domínguez. Subsequent to December 31, 2008, Messrs. Dávila and Soriano were named trustees of the Profit Sharing Plan, replacing Messrs. Maldonado (who resigned from his positions at the Company effective March 17, 2009 and at the Board of Directors effective March 31, 2009) and Domínguez. The shares of common stock of the Company held by Messrs. Stipes, Maldonado, Domínguez, Dávila and Soriano are set forth in the Beneficial Ownership table.
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
     The Company shall contribute each fiscal year to the Profit Sharing Plan out of its current or accumulated after-tax net profit such amount as shall be determined by the Board of Directors of the Company. Notwithstanding the foregoing, the Company’s contribution for any fiscal year shall not exceed the maximum amount allowable as a deduction to the Company under the provisions of Section 23 (p)-2 of the Puerto Rico Income Tax Act of 1954, as amended, or as replaced from time to time. All contributions by the Company shall be made in cash or in such property as is acceptable to the trustees.
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
     For purposes of eligibility, a Year of Service means a 12-month period, beginning on the date of hire, during which employees are paid, or entitled to payment, for 1,000 or more hours of employment. If they do not meet the 1,000 hours requirement in the first 12 months after their date of hire, they will be credited with a Year of Service for any Plan Year which begins after their date of hire during which they are credited with 1,000 or more hours. A Year of Service, for purposes of vesting, means a Plan Year during which employees were credited for 1,000 or more hours. A total of $1,664,000 was distributed to certain participants of the Profit Sharing Plan in 2008. The Company contributed $250,000 to the Plan in 2008.
     Qualified Defined Contribution Plan
     The Company has a defined contribution plan under Section 1165(e) of the PR-IRC (the “Defined Contribution Plan”), covering all full-time employees of the Company, including its executive officers, who have one year of service and are twenty-one years or older. Under the provisions of this Defined Contribution Plan, participants may contribute each year from 2% to 10% of their compensation after deducting social security, up to the maximum deferral amount specified by local law. The Company contributes 50 percent of the first 6 percent of base compensation that a participant contributes to the Defined Contribution Plan. Participants are immediately vested in their contributions plus actual earnings thereon. The Company’s contributions plus actual earnings thereon are 100 percent vested after three years of credited service. In case of death or disability, a participant or his/her beneficiary will be 100 percent vested regardless of the number of years of credited service. The Company’s contribution for the year ended December 31, 2008 was $609,000.
Potential Payments upon Termination or Change in Control
     Other than as set forth below, if the employment of any of the Company’s NEOs is voluntarily or involuntarily terminated, no additional payments or benefits will accrue to any of them, other than what the NEO has accrued and is vested in under the benefit plans discussed before in the Compensation Discussion and Analysis above. A voluntary or involuntary termination will also not trigger an acceleration of the vesting of any of the Company’s outstanding stock options. Accordingly, any unvested stock options held by the NEO upon voluntary termination will be forfeited. In addition, a termination of employment due to death or disability does not entitle the NEOs or his/her beneficiaries to any payments or benefits that are not available to salaried employees generally.
Change in Control Agreements
     The Company has entered into agreements with each of Messrs. Carlos Dávila, William Vidal, Esq., Andres Morgado, CPA and Freddy Maldonado which provide for certain payments to be made to these officers in the event of certain terminations following a “change in control” as defined below) of the Company. On each anniversary of the date of commencement of the agreements, the agreement automatically extends for one year unless written notice from the Company is received by the NEO not less than 60 days prior to the anniversary date.
     Pursuant to the agreements, in the event the NEO is involuntarily terminated without cause, or upon voluntary termination by the NEO, in each case within the one year of the change in control, the Company (or its successor) is required to pay the NEO an amount equal to three times the annual base compensation then in effect plus year-end Christmas bonus and special bonus, if any, paid to the NEO during the calendar year immediately preceding the year in which the change in control occurs. The agreements provide, however, that in no event shall the special compensation payable to the NEO pursuant to the agreement exceed $1,500,000. If employment were terminated in 2009 under such circumstances following a change in control, $1,500,000 would be payable to Mr. Dávila, $1,500,000 to Mr. Vidal, $1,338,000 to Mr. Morgado, and $1,500,000 to Mr. Maldonado, $1,500,000. The change in control entered with Mr. Maldonado was terminated on March 31, 2009 when he resigned from his positions in the Company and

Westernbank. The Company has nine similar severance payment agreements with certain executive officers of the Company and/or Westernbank, which if their employment were terminated in 2009 under such circumstances following a change in control, would result in payments amounting to $6,558,000. The Chairman of the Board of Directors and CEO of the Company, Mr. Frank C. Stipes, Esq., has never had any such contract since he joined Westernbank and Company back in 1988 and 1999, respectively.
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
Estimated Payments
     The following table sets forth the potential payments to the NEOs under the change in control agreements. At December 31, 2008, there was no benefit upon accelerating and vesting of stock options granted to the NEOs upon change in control as the exercise price for the unvested options exceed the market value of the stock options.
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

Change in Control
Name	Payment
Current

Frank C. Stipes, Esq.	$—
Carlos Dávila	1,500,000
William Vidal, Esq.	1,500,000
Andres Morgado, CPA	1,338,000

Former

Freddy Maldonado	1,500,000

Employment Agreement with Mr. Davila
     Pursuant to the terms of Mr. Davila’s Employment Agreement with the Company, in the event Mr. Davila is terminated by the Company without cause or in the event Mr. Davila terminates his employment because he has been demoted from his position during the term of the Employment Agreement, Mr. Davila, in addition to his regular salary up to the date of termination, will be paid at the date of termination a lump sum severance payment equal to $375,000 plus reasonable moving, relocation and other related expenses, not to exceed $25,000. The payment will be paid upon the execution of a mutually agreeable separation and release.
Separation Agreement with Mr. Ramírez
     As previously disclosed, on August 8, 2008, Mr. Ramírez resigned from his positions as Chief Financial Officer and Chief Operating Officer. As part of his resignation, he was entitled to receive $3,846 in accrued salary and $27,885 in accrued vacation, for a total of $31,731 which was paid in full on August 22, 2008.
     Effective as of his resignation date, the benefits under Mr. Ramírez’s change in control agreement terminated and the unvested options held by Mr. Ramírez were forfeited. Accordingly, Mr. Ramírez did not receive, and will not receive, the stipulated amount. Pursuant to the terms of his Employment Agreement, Mr. Ramírez was entitled to receive a lump sum severance payment in the amount of $500,000, regular salary up to the date of termination, and reasonable moving, relocation and other related expenses of moving back to the United States, not to exceed $150,000. See “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table” above for a discussion of Mr. Ramírez’s Employment Agreement. In addition, on November 26, 2008, the Company entered into a Separation Agreement with Mr. Ramírez, effective August 8, 2008. Under the Separation Agreement, Mr. Ramírez will receive a lump sum payment in the amount of $500,000, 60 days salary in the amount of $82,692 and relocation expenses not to exceed $150,000. The Separation Agreement did not provide Mr. Ramírez with any additional payments or benefits as a result of his termination. The Separation Agreement was executed to provide the Company with the protection of a confidentiality covenant and a one-year noncompetition and nonsolicitation covenant, and required Mr. Ramírez to execute a waiver and release in favor of the Company. On January 12, 2009 and March 2, 2009, the Company paid Mr. Ramírez the amounts of $89,423, covering 60 days of salary ($82,692) and related accrued vacation ($6,731), and a lump sum severance payment in the amount of $500,000, respectively.
Director’s Compensation
          Directors who are employees receive no additional compensation for serving on the Board of Directors or its committees.
          In 2008, the Company provided the following annual compensation to directors who are not employees:

	Fees Earned or Paid in	All Other
Name	Cash ($)	Compensation ($)		Total ($)
Cornelius Tamboer	$42,000	$2,400	(1)	$44,400
Hector L. Del Río (2)	48,000	2,455	(1)	50,455
Juan C. Frontera (3)	60,720	1,200		61,920
Enrique González, CPA (4)	36,000	—		36,000
Cesar A. Ruiz (5)	42,500	1,245		43,745

(1)	Messrs. Tamboer and Del Río receive $200 on a monthly basis as a travel allowance.

(2)	Mr. Del Río receives $500 on a monthly basis for serving as the Chairman of the Company’s Audit Committee.

(3)	Mr. Frontera receives $560 and $1,000 on a monthly basis for serving as the Secretary of the Company’s Board of Directors and of the Audit Committee, respectively. In addition, Mr Frontera is entitled to a $100 travel allowance payable on a monthly basis.

(4)	Mr. Gonzalez receives $500 on a monthly basis for serving as the Financial Expert of the Company’s Audit Committee.

(5)	Mr. Ruiz served as the Financial Expert of the Company’s Audit Committee until January 2008. As the Financial Expert of the Company’s Audit Committee Mr. Ruiz was entitled to $500 on a monthly basis. In addition, Mr. Ruiz was entitled to a $100 travel allowance payable on a monthly basis. Mr. Ruiz resigned from the Board of Directors effective December 31, 2008.

          Each non-employee director who serves on three or more Board committees received an annual retainer of $42,000 in 2008, which was payable in 12 monthly installments of $3,500. Each non-employee member of the Board who serves on two or fewer Board committees received an annual retainer of $24,000 in 2008, which was payable in 12 monthly installments of $2,000. Employee directors do not receive additional compensation for being a Board member.
          The Company has two non-voting honorary directors, Mrs. Fredeswinda G. Frontera and Mrs. Ileana García Ramírez de Arellano. Effective April 2008, each of them received a payment of $500 for each Board of Directors meeting upon attendance. Before April 2008, each of them were entitled to an annual retainer of $24,000, as they served on two or fewer Board committees. In 2008, Mrs. Frontera and Mrs. García Ramírez de Arellano received $8,000 and $8,754, respectively.
          In addition to fees for attendance at Board and committee meetings, non-employee directors are eligible for health and insurance benefits, at the same level and pursuant to the same terms of all of the Company’s employees.
          The Company may also reimburse the directors for their out-of-pocket expenses incurred in connection with attendance at meetings of and other activities relating to service on the Board of Directors or any committee. No reimbursements for expenses were claimed during 2008.
Compensation Committee Interlocks and Insider Participation
          The Company’s executive compensation program is administered by the Compensation Committee of the Board of Directors which, as of December 31, 2008, was comprised of Messrs. Tamboer, Ruiz, Del Río and Frontera (Mr. Ruiz resigned effective December 31, 2008). During fiscal 2008, none of the members of the Compensation Committee had any relationship required to be disclosed under this caption under the rules of the SEC.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS
     The following table sets forth certain information as of September 30, 2009, as to shares of the Company’s common stock beneficially owned by: (i) each person who is known by the Company to own more than 5% of its common stock; (ii) each of the Company’s current directors and named executive officers (as set forth in the Summary Compensation Table above); and (iii) all directors and executive officers of the Company as a group. The information contained in the table below has been obtained from the Company’s records and from information furnished to the Company by each individual. The Company knows of no person who owns, beneficially or of record, either individually or with associates, more than 5% of the Company’s common stock, except as set forth below:

	Amount and Nature of		Percent of
Name of Beneficial Owner	Beneficial Ownership(1)		Class (2)
Fredeswinda G. Frontera Honorary Directress	301,801		9.15%
Illeana García Ramírez de Arellano Honorary Directress	285,784		8.67%
Cornelius Tamboer Director	157,870	(3)	4.79%
Frank C. Stipes, Esq. Chairman of the Board, Chief Executive Officer and President	294,469	(4)	8.93%
Freddy Maldonado Former Director and Chief Financial Officer	93,031	(5)	2.82%
Héctor L. Del Río Director	22,071	(6)	*
Juan C. Frontera Director and Secretary of the Board of Directors	31,693		*
Pedro Domínguez Director and First Vice President — Southern Region of Westernbank Puerto Rico	26,066	(7)	*
César A. Ruiz Former Director	2,506		*
Enrique González Director	421		*
Alberto Báco Director	800		*
Lidio Soriano Chief Financial Officer	1,045		*
FMR LLC	208,050	(8)	6.31%
Thomas W. Smith	200,435	(9)	6.08%
Scott Vassalluzzo	178,020	(9)	5.40%
Carlos Dávila Chief Operating Officer and Chief Retail Officer	812	(10)	*
William Vidal, Esq. Chief Lending Officer	3,880	(11)	*
Andres Morgado, CPA President, Westernbank Trust Division	1,990	(12)	*
Jose Armando Ramírez Former Chief Financial Officer and Chief Operating Officer (13)	—		—

All Directors and Executive Officers as a Group (18 persons)	1,234,561		37.43%

*	Represents less than 1% of the outstanding common stock.

(1)	Based upon information provided by the respective beneficial owners and filings with the Securities and Exchange Commission made pursuant to the Securities Exchange Act of 1934, as amended. Beneficial ownership is direct except as otherwise indicated by footnote. In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner of a security if he or she has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. The address of each director and executive officer of the Company is c/o W Holding Company, Inc., 19 West McKinley Street, Mayaguez, Puerto Rico 00681.

(2)	Shares of common stock subject to options and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 2009, are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding such securities but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Percentage ownership based on 3,297,815 shares of the Company’s Common Stock issued and outstanding.

(3)	Includes 49,684 shares of common stock owned by Prota Construction, S.E. of which Mr. Tamboer is the holder of 100% interest and has full voting power, and 1,874 shares of common stock owned by Tamrio, Inc., of which Mr. Tamboer is the holder of 50% interest and has shared voting power. Also includes 19,900 shares of Common Stock issuable upon the conversion of 20,000 shares of the Company’s Series A Preferred Stock owned by Mr. Tamboer. Additionally, includes 19,900 shares of Common Stock issuable upon the conversion of 20,000 shares of the Company’s Series A Preferred Stock owned by Tamrio, Inc.

(4)	Includes 825 shares of common stock owned by Mr. Stipes’ daughter and 88,486 vested stock options. Also includes 59,700 shares of Common Stock issuable upon the conversion of 60,000 shares of the Company’s Series A Preferred Stock owned by Mr. Stipes.

(5)	Includes 2,009 shares of common stock owned by Mr. Maldonado’s daughters and 20,834 vested stock options. Also includes 34,825 and 3,930 shares of the Company’s Common Stock issuable upon conversion of 35,000 and 3,950 shares of the Company’s Series A Preferred Stock owned by Mr. Maldonado and his daughters, respectively. On March 17, 2009, Mr. Maldonado resigned from his positions as Senior Executive Vice President and Chief Financial Officer of the Company and Westernbank and as a Director of Company’s Board of Directors effective March 31, 2009.

(6)	Includes 1,874 shares of common stock owned by Tamrio, Inc., of which Mr. Del Río is the holder of 50% interest and has shared voting power. Also includes 19,900 shares of the Company’s Common Stock issuable upon conversion of 20,000 shares of the Company’s Series A Preferred Stock owned by Tamrio, Inc.

(7)	Includes 7,168 vested stock options.

(8)	The Company is relying on the Schedule 13G, filed on February 17, 2009, by FMR LLC. FMR LLC’s address is 82 Devonshire Street, Boston, Massachusetts 02109. The reporting person represents that it has sole dispositive power with respect to all 208,050 shares.

(9)	The Company is relying on the Schedule 13G, filed on February 17, 2009, by Messrs. Smith and Vassalluzzo and Steven Fischer, whose address is 323 Railroad Avenue Greenwich, Connecticut 06830. The reporting persons represent that (i) Mr. Smith has the sole power to vote or to direct the vote of 50,800 shares of common stock and the sole power to dispose or to direct the disposition of 52,872 shares of common stock, (ii) Mr. Vassalluzzo has the sole power to vote or to direct the vote of 11,700 shares of common stock and the sole power to dispose or to direct the disposition of 30,457 shares of common stock. Each of Messrs. Smith and Vassalluzzo has the shared power to vote or dispose or to direct the disposition of 147,563 shares. Voting and investment authority over investment accounts established for the benefit of certain family members and friends of Messrs. Smith and Vassalluzzo is subject to each beneficiary’s right to terminate or otherwise direct the disposition of the investment account.

(10)	Includes 800 vested stock options.

(11)	Includes 360 vested stock options.

(12)	Includes 942 vested stock options.

(13)	Mr. José Armando Ramírez served as Chief Financial Officer and Chief Operating Officer of the Company from September 3, 2007 until his resignation on August 8, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2008
     The following table provides information as of December 31, 2008, regarding shares of common stock that may be issued to key employees under the Company’s stock option plans. The 1999 Qualified Stock Option Plan and the 1999 Nonqualified Stock Option Plan are the only equity based compensation plans currently in effect. At December 31, 2008, the Company had outstanding 134,369 options (as adjusted for the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008) under the 1999 Qualified Stock Option Plan. No options have been granted under the 1999 Nonqualified Stock Option Plan.
Equity compensation plans approved by shareholders:

		Number of securities remaining available
	Weighted-average exercise	for future issuance under equity
Number of securities to be issued upon	price of outstanding options	compensation plans (excluding securities
exercise of outstanding options (1) (2)	(1)	reflected in column (a)) (1)
(a)	(b)	(c)
126,989	$166.14	113,556

(1)	Adjusted to reflect all Company stock splits and stock dividends, including, most recently, the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

(2)	Excludes 47,028 shares (as adjusted) issued upon exercise of stock options through December 31, 2008.
     Under the 1999 Qualified Stock Option Plan, options for up to 294,953 shares (as adjusted for stock splits, reverse stock splits and stock dividends) of Common Stock may be granted. Also, options for up to 294,953 shares (as adjusted) of Common Stock, reduced by any options granted under the 1999 Qualified Stock Option Plan, may be granted under the 1999 Nonqualified Stock Option Plan. At December 31, 2008, the Company had outstanding 126,989 options (as adjusted) under the 1999 Qualified Stock Option Plan. No options have been granted under the 1999 Nonqualified Stock Option Plan.
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
     The Company annually requires each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related person transactions. The Nominating Committee and Board of Directors annually reviews all transactions and relationships disclosed in the director and officer questionnaires, and the Board of Directors makes a formal determination regarding each director’s independence under the Company’s Corporate Governance Guidelines.
     Mr. Bacó, appointed as a director of the Company on March 17, 2009, has a 40% ownership interest in Desarrollos Car y Al 2004, Inc. (“Desarrollos”) and is its President and Secretary. Mr. Bacó and Desarrollos are customers of, and have had transactions with, the Bank, in the ordinary course of the Bank’s business and the Bank expects to have banking transactions with each in the future. These transactions include a line of credit of $6,655,000 extended by the Bank to Desarrollos. Since the beginning of the Company’s 2008 fiscal year, the largest aggregate amount of principal outstanding at any time on the line of credit was $6,451,238. As of December 31, 2008 and September 30, 2009, $2,962,818 and $2,350,052, respectively, was outstanding on this line of credit. Desarrollos paid $3,614,481 and $292,271 in principal and interest payments, respectively, during the Company’s 2008 fiscal year, and $697,918 and $96,569 in principal and interest payments, respectively, since the beginning of 2009 fiscal year. The interest rate payable on monies borrowed under the line of credit is 5.50%. In the Company’s opinion, all loans and commitments to lend pursuant to the aforementioned line of credit were made in the ordinary course of business and on substantially the same terms, including interest rates, collateral and repayment schedules, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectability nor contain terms unfavorable to the Bank.
      Loan Policy
     The Company’s conflict of interest policy permits only loans with a first mortgage to be provided by the Company to directors and executive officers with respect to their primary residence. Home equity and second mortgage loans are not permitted. No officer, director or employee may have any other type of loan or indebtedness with the Company, except for a credit card, unless such loan or indebtedness is fully cash collateralized. All loans to directors and executive officers were made (i) in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (iii) did not involve more than normal risk of collectibility or present other unfavorable features. As of December 31, 2008, all loans made by Westernbank to the directors or executive officers of the Company were in compliance with these requirements.
      Directors Independence
     The Board has determined that the following directors, comprising a majority of our Board, are independent directors under the applicable NYSE listing standards: Cornelius Tamboer, Héctor L. Del Río, Juan C. Frontera, Enrique González, CPA, César A. Ruiz (who resigned from the Board effective December 31, 2008) and Alberto Bacó, who on March 17, 2009 was appointed director of the Company.
     The Board has a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, Special Litigation Committee among other standing committees. The Board has determined that all of the members of each of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Special Investigation Committee are independent under the applicable NYSE listing standards.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit and audit-related fees aggregated $4,076,000 (including $291,000 of out-of-pocket expenses) and $4,191,000 (including $221,000 of out-of-pocket expenses) for the fiscal years ended December 31, 2008 and 2007, respectively, and were composed of the following:
Audit Fees
     The aggregate fees billed for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $4,076,000 (including $291,000 of out-of-pocket expenses) and $4,181,000 (including $221,000 of out-of-pocket expenses), respectively.
Audit-Related Fees
     There were no fees billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “—Audit Fees” above for the fiscal years ended December 31, 2008 and 2007.
Tax Fees
     The aggregate fees billed by our principal accountant for professional services rendered for tax compliance, tax advice and tax planning matters for the Company during the fiscal year ended December 31, 2007 were $10,000. There were no tax fees billed by our principal accountant during the fiscal year ended December 31, 2008.

All Other Fees
     Other than the fees set forth above in this Item 14, there were no other fees billed by BDO Seidman, LLP (for 2008) or Deloitte & Touche LLP (for 2007) for products and services provided to the Company for the fiscal years ended December 31, 2008 or December 31, 2007. As previously reported on the Company’s Current Report on Form 8-K filed on January 30, 2009, as of January 28, 2009, the Company engaged BDO Seidman, LLP as its independent registered public accounting firm.
     In considering the nature of the services provided by BDO Seidman, LLP and Deloitte & Touche LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that these are permitted under the rules and regulations concerning auditor independence implemented by the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
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
     The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:
1.	The service is not an audit, review or other attest service;
2.	The aggregate amount of all such services provided under this provision constitutes no more than 5% of the total amount of revenues paid by the Company to the accountant during the fiscal year in which services are provided;
3.	Such services were not recognized at the time of the engagement to be non-audit services;
4.	Such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or its designee; and
5.	The service and fee are specifically disclosed in the Proxy Statement as meeting the de minimis requirements.

     All Fiscal 2008 and 2007 services were pre-approved by the Audit Committee.
REPORT OF THE AUDIT COMMITTEE
     We assist the Board of Directors in its oversight of the Company’s financial reporting process. In fulfilling our oversight responsibilities, we have reviewed and discussed the Company’s audited financial statements for the fiscal year ended December 31, 2008 with the Company’s management and with BDO Seidman, LLP, the Company’s independent registered public accounting firm. Management has represented to us that the financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America.
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
     We have discussed with BDO Seidman, LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. We have received the written disclosures and the letter from BDO Seidman, LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding BDO Seidman, LLP’s communications with the Audit Committee concerning independence, and have discussed with BDO Seidman, LLP the independence of BDO Seidman, LLP.
     Based on the review and discussions described in the preceding paragraphs, the Audit Committee recommended to the Company’s Board of Directors that the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2008 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the SEC.
Héctor L. Del Río
Juan C. Frontera
Cornelius Tamboer
Enrique González
Alberto Báco

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report
(1)	Index to financial statements.

The following financial statements are incorporated by reference from Part II, Item 8 hereof:
•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Statements of Financial Condition as of December 31, 2008 and 2007
•	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008
•	Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income (Losses) for each of the three years in the period ended December 31, 2008
•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008
•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules.

The schedules for the Company and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

NO.	EXHIBIT
3.1	Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

3.2	Amended and Restated Certificate of Incorporation of W Holding Company, Inc. (incorporated by reference herein to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2007, filed on March 16, 2009).

3.3	Bylaws, as amended (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2007).

4.1	Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4, Reg. No. 333-76975, filed on June 30, 1999).

4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on March 30, 2001).

4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on August 1, 2001).

4.4	Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed on October 31, 2002).

4.5	Certificate of Corporate Resolution establishing the rights of the Series F Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on May 29, 2003).

4.6	Certificate of Corporate Resolution establishing the rights of the Series G Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on August 28, 2003).

NO.	EXHIBIT
4.7	Certificate of Corporate Resolution designating the terms of W Holding’s Series H Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on December 17, 2004).

10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975, filed on April 23, 1999).

10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, File No. 333-76975, filed on April 23, 1999).

10.3*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.4*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vázquez (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.5*	Employment Agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.6*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andrés Morgado (incorporated by reference herein to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.7*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal (incorporated by reference herein to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.8*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Domínguez (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.9*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.10*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. José M. Biaggi (incorporated by reference herein to Exhibit 10.11 to the Company’s Current Report on Form 8-K, as filed on July 15, 2005).

10.11*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Cortina (incorporated by reference herein to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

10.12*	Description of Arrangement for Director Fees

10.13*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Rubén Aponte (incorporated by reference herein to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.14*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Yolanda S. Vicens Martínez (incorporated by reference herein to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.15*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Rosemarie Santiago Salcedo (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.16*	Payment Agreement in the Event of a Change in Control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Aurelio Emanuelli (incorporated by reference herein to Exhibit 10.19 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.17*	Payment Agreement in the Event of a Change in Control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Peter Lectora Soto (incorporated by reference herein to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2006, filed on February 27, 2007).

10.18*	Release Agreement between Westernbank Puerto Rico and Mr. José M. Biaggi Landrón (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 11, 2007).

NO.	EXHIBIT
10.19*	Employment Agreement between Westernbank Puerto Rico, W Holding Company, Inc. and Mr. José Armando Ramírez (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 4, 2007).

10.20*	Employment Agreement between Westernbank Puerto Rico, W Holding Company, Inc. and Mr. Carlos Dávila (incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on October 3, 2007).

10.21*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Carlos Dávila (incorporated by reference herein to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed on October 3, 2007).

10.22*	Separation Agreement and General Release between W Holding Company, Inc. and Mr. José Armando Ramírez (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 2, 2008).

10.23*	Employment Agreement between Westernbank Puerto Rico and Mr. Lidio Soriano (incorporated by reference herein to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2007, filed on March 16, 2009).

10.24*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Lidio Soriano (incorporated by reference herein to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2007, filed on March 16, 2009).

10.25	Consent Order by and between Westernbank Puerto Rico and the Federal Deposit Insurance Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 29, 2009).

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of BDO Seidman LLP

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or any compensatory plan, contract or arrangement.

(b)	See (a) (3) above for all exhibits filed herewith and the Exhibit Index.

(c)	Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
W Holding Company, Inc.

By: /s/ FRANK C. STIPES Frank C. Stipes, Chairman of the Board, Chief Executive Officer and President	Date: October 28, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ FRANK C. STIPES Frank C. Stipes,	Date: October 28, 2009
Chairman of the Board, Chief Executive Officer and President

/s/ PEDRO R. DOMINGUEZ Pedro R. Domínguez,	Date: October 28, 2009
Director

/s/ CORNELIUS TAMBOER Cornelius Tamboer,	Date: October 28, 2009
Director

/s/ HÉCTOR L. DEL RÍO Héctor L. del Río,	Date: October 28, 2009
Director

/s/ JUAN C. FRONTERA Juan C. Frontera,	Date: October 28, 2009
Director

/s/ ENRIQUE GONZALEZ Enrique Gonzalez,	Date: October 28, 2009
Director

/s/ ALBERTO BACÓ Alberto Bacó	Date: October 28, 2009
Director

/s/ LIDIO SORIANO Lidio Soriano	Date: October 28, 2009
Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

3.2	Amended and Restated Certificate of Incorporation of W Holding Company, Inc. (incorporated by reference herein to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2007, filed on March 16, 2009).

3.3	Bylaws, as amended (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2007).

4.1	Certificate of Resolution establishing the rights of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4, Reg. No. 333-76975, filed on June 30, 1999).

4.2	Certificate of Resolution establishing the rights of the Series C Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on March 30, 2001).

4.3	Certificate of Resolution establishing the rights of the Series D Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on August 1, 2001).

4.4	Certificate of Resolution establishing the rights of the Series E Preferred Stock (incorporated herein by reference as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed on October 31, 2002).

4.5	Certificate of Corporate Resolution establishing the rights of the Series F Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on May 29, 2003).

4.6	Certificate of Corporate Resolution establishing the rights of the Series G Preferred Stock (incorporated herein by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on August 28, 2003).

4.7	Certificate of Corporate Resolution designating the terms of W Holding’s Series H Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on December 17, 2004).

10.1	Form of 1999 Qualified Stock Option Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, File No. 333-76975, filed on April 23, 1999).

10.2	Form of 1999 Nonqualified Stock Option Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, File No. 333-76975, filed on April 23, 1999).

10.3*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Alfredo Archilla (incorporated by reference herein to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.4*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Mike Vázquez (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.5*	Employment Agreement between Westernbank Puerto Rico and Mrs. Migdalia Rivera (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.6*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Andrés Morgado (incorporated by reference herein to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.7*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. William Vidal (incorporated by reference herein to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.8*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Pedro Domínguez (incorporated by reference herein to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.9*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Freddy Maldonado (incorporated by reference herein to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2002, filed on March 31, 2003).

10.10*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. José M. Biaggi (incorporated by reference herein to Exhibit 10.11 to the Company’s Current Report on Form 8-K, as filed on July 15, 2005).

10.11*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Ricardo Cortina (incorporated by reference herein to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2005, filed on April 24, 2006).

10.12*	Description of Arrangement for Director Fees

10.13*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Rubén Aponte (incorporated by reference herein to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.14*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Yolanda S. Vicens Martínez (incorporated by reference herein to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.15*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mrs. Rosemarie Santiago Salcedo (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.16*	Payment Agreement in the Event of a Change in Control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Aurelio Emanuelli (incorporated by reference herein to Exhibit 10.19 to the Company’s Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006).

10.17*	Payment Agreement in the Event of a Change in Control between W Holding Company, Inc. and Westernbank Puerto Rico, with Mr. Peter Lectora Soto (incorporated by reference herein to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2006, filed on February 27, 2007).

10.18*	Release Agreement between Westernbank Puerto Rico and Mr. José M. Biaggi Landrón (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 11, 2007).

10.19*	Employment Agreement between Westernbank Puerto Rico, W Holding Company, Inc. and Mr. José Armando Ramírez (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 4, 2007).

10.20*	Employment Agreement between Westernbank Puerto Rico, W Holding Company, Inc. and Mr. Carlos Dávila (incorporated by reference herein to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on October 3, 2007).

10.21*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Carlos Dávila (incorporated by reference herein to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed on October 3, 2007).

10.22*	Separation Agreement and General Release between W Holding Company, Inc. and Mr. José Armando Ramírez (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 2, 2008).

10.23*	Employment Agreement between Westernbank Puerto Rico and Mr. Lidio Soriano (incorporated by reference herein to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2007, filed on March 16, 2009).

10.24*	Payment Agreement in the Event of a Change in Control between Westernbank Puerto Rico and Mr. Lidio Soriano (incorporated by reference herein to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2007, filed on March 16, 2009).

10.25	Consent Order by and between Westernbank Puerto Rico and the Federal Deposit Insurance Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 29, 2009).

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of BDO Seidman LLP

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or any compensatory plan, contract or arrangement.