Form 10-Q
period 2009-03-31
W HOLDING CO INC
filed 2009-12-21
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
Commission File Number 001-16799
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock: 3,297,815 outstanding as of November 30, 2009.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONTENTS

		Page
PART I FINANCIAL INFORMATION:		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Financial Condition as of March 31, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2009 and 2008	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	4

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	105

Item 4.	Controls and Procedures	105

PART II OTHER INFORMATION:		107

Item 1.	Legal Proceedings	107

Item 1A.	Risk Factors	107

Item 6.	Exhibits	108

SIGNATURES		109
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Forward-Looking Information
Certain statements in this Quarterly Report on Form 10-Q, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In general, the word or phrases “may”, “should”, “will”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “continue”, “believe” or similar expressions are intended to identify forward-looking statements. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include, but are not limited to: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expenses, increase interest-earning assets and non-interest income, and maintain its net interest margin; (iii) fluctuations in interest rate and inflation; and (iv) the level of demand for new and existing products. Investors should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as Item 1A of Part II of this Quarterly Report on Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Company is subject. Should one or more of these risks or uncertainties materialize, other risks or uncertainties arise, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements
W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$65,628	$68,368
Money market instruments:
Interest—bearing deposits in banks	1,181,566	1,096,465
Investment securities available for sale, at fair value with an amortized cost of $3,817,548 in 2009 and $3,713,645 in 2008	3,850,642	3,670,241
Investment securities held to maturity, at amortized cost with a fair value of $659,940 in 2009 and $1,020,837 in 2008	665,570	1,037,970
Federal Home Loan Bank stock, at cost	45,830	64,190
Residential mortgage loans held for sale, at lower of cost or fair value	23,064	18,871
Loans, net of allowance for loan losses of $271,300 in 2009 and $282,089 in 2008	8,638,576	8,667,717
Accrued interest receivable	50,726	56,224
Foreclosed real estate held for sale, net of allowance of $3,173 in 2009 and $3,104 in 2008	98,553	98,570
Other real estate held for sale, net	5,462	5,462
Premises and equipment, net	121,580	120,796
Deferred income taxes, net	146,660	155,661
Other assets	214,982	222,362

TOTAL	$15,108,839	$15,282,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$292,256	$250,380
Interest—bearing and related accrued interest payable, includes $60,286 in 2009 and $109,944 in 2008 of deposits measured at fair value	10,355,715	10,751,793

Total deposits	10,647,971	11,002,173
Repurchase agreements	2,908,716	3,204,142
Advances from Federal Home Loan Bank	42,000	42,000
Mortgage note payable	34,781	34,932
Securities purchased but not yet received	410,857	—
Advances from borrowers for taxes and insurance	9,239	11,759
Accrued expenses and other liabilities	75,485	72,524

Total liabilities	14,129,049	14,367,530

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference — $530,838 in 2009 and 2008); authorized 50,000,000 shares; issued and outstanding 18,156,709 shares in 2009 and 2008	18,157	18,157
Common stock — $1.00 par value per share; authorized 500,000,000 shares; issued and outstanding 3,297,815 shares in 2009 and 3,298,138 shares in 2008	3,298	3,298
Paid-in capital	870,527	870,450
Retained earnings:
Reserve fund	78,504	78,389
Accumulated losses	(18,744)	(13,939)
Accumulated other comprehensive income (loss), net of income tax	28,048	(40,988)

Total stockholders’ equity	979,790	915,367

TOTAL	$15,108,839	$15,282,897

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME:
Loans, including loan fees	$120,260	$156,473
Investment securities	3,475	46,383
Mortgage-backed securities	35,865	11,463
Money market instruments	796	8,154

Total interest income	160,396	222,473

INTEREST EXPENSE:
Deposits	102,688	118,065
Federal funds purchased and repurchase agreements	29,023	59,720
Advances from Federal Home Loan Bank	616	1,044

Total interest expense	132,327	178,829

NET INTEREST INCOME	28,069	43,644
PROVISION FOR LOAN LOSSES	8,855	14,957

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,214	28,687

NONINTEREST INCOME:
Service and other charges on loans	2,241	2,485
Service charges on deposit accounts	2,392	3,069
Other fees and commissions	5,129	5,802
Net gain (loss) on derivative instruments and deposits measured at fair value	772	(544)
Net gain on sales and valuation of loans held for sale, securities, and other assets	18,962	836

Total noninterest income	29,496	11,648

NONINTEREST EXPENSES:
Salaries and employees’ benefits	15,212	16,947
Equipment	3,281	3,458
Deposits insurance premium and supervisory examination	9,558	2,894
Occupancy	2,104	2,545
Advertising	1,612	2,832
Printing, postage, stationery and supplies	870	975
Telephone	534	792
Net loss (gain) from operations of foreclosed real estate held for sale	366	(222)
Municipal taxes	2,725	2,311
Professional fees	3,730	5,470
Other	5,346	7,035

Total noninterest expenses	45,338	45,037

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES	3,372	(4,702)
PROVISION (CREDIT) FOR INCOME TAXES	2,761	(37,314)

NET INCOME	611	32,612
LESS DIVIDENDS TO PREFERRED STOCKHOLDERS	4,614	9,228

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,003)	$23,384

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(1.21)	$7.09

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(1.21)	$7.08

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2009	2008
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of year	$18,157	$18,157

Balance at end of period	18,157	18,157

Common stock:
Balance at beginning of year	3,298	3,298

Balance at end of period	3,298	3,298

Paid-in capital:
Balance at beginning of year	870,450	870,128
Stock-based compensation expense	77	67

Balance at end of period	870,527	870,195

Reserve fund:
Balance at beginning of year	78,389	78,389
Transfer from undivided profits	115	3,224

Balance at end of period	78,504	81,613

Undivided profits (accumulated losses):
Balance at beginning of year	(13,939)	31,383
Cumulative impact of change in accounting for financial assets and liabilities at fair value (SFAS No. 159 - See Note 1)	—	5,283

Balance at beginning of year — as adjusted	(13,939)	36,666
Net income	611	32,612
Cash dividends on common stock	(687)	(2,062)
Cash dividends on preferred stock	(4,614)	(9,228)
Transfer to reserve fund	(115)	(3,224)

Balance at end of period	(18,744)	54,764

Accumulated other comprehensive income (loss), net of income tax:
Balance at beginning of year	(40,988)	(5,119)
Other comprehensive income (loss)	69,036	(8,934)

Balance at end of period	28,048	(14,053)

Total Stockholders’ Equity	$979,790	$1,013,974

Comprehensive Income:
Net income	$611	$32,612

Other comprehensive income (loss):
Unrealized net gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period	95,127	(9,818)
Reclassification adjustment for gains included in net income	(18,629)	—

	76,498	(9,818)
Income tax effect	(7,462)	884

Other comprehensive income (loss)	69,036	(8,934)

Total Comprehensive Income	$69,647	$23,678

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$611	$32,612
Adjustments to reconcile net income to net cash used in operating activities:
Provision (credit) for:
Loan losses	8,855	14,957
Unfunded loan commitments	89	—
Deferred income tax	1,541	(3,999)
Foreclosed real estate held for sale	69	(56)
Depreciation and amortization of:
Premises and equipment	2,382	2,477
Mortgage servicing rights	97	62
Stock-based compensation expense (credit)	76	67
Amortization of premium (discount)-net, on:
Investment securities available for sale	1,865	(1,636)
Investment securities held to maturity	196	(5,539)
Mortgage-backed securities held to maturity	28	27
Loans	5	7
Amortization of discount on deposits	659	724
Amortization of net deferred loan origination fees	(2,112)	(2,063)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(18,629)	—
Mortgage loans held for sale	(333)	(221)
Derivative instruments	(161)	(4,876)
Deposits measured at fair value	(452)	6,208
Foreclosed real estate held for sale	176	(293)
Loans	—	261
Premises and equipment	—	(28)
Other assets	—	(2,299)
Capitalization of servicing rights	(147)	(123)
Originations of mortgage loans held for sale	(15,613)	(12,932)
Proceeds from sales of mortgage loans held for sale	11,752	9,930
Decrease (increase) in:
Accrued interest receivable	5,498	39,576
Other assets	4,711	(11,578)
Increase (decrease) in:
Accrued interest on deposits and borrowings	(20,091)	(27,521)
Other liabilities	6,050	(37,094)

Net cash used in operating activities	(12,878)	(3,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits in banks	(85,101)	(63,889)
Net decrease in federal funds sold and resell agreements	—	(26,900)
Cancellation of resell agreements over three months	—	243,708
Investment securities available for sale:
Maturities, prepayments and calls	192,378	666,615
Proceeds from sales	902,937	26,495
Purchases	(771,598)	(1,612,500)
Investment securities held to maturity:
Maturities, prepayments and calls	370,425	13,580,220
Purchases	—	(10,981,712)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	1,751	1,430
Loans:
Sales	—	12,783
Loan principal collections, net of originations	20,490	37,582
Purchases of derivative instruments	(411)	—
Proceeds from derivative instruments	63	1,451
Proceeds from sales of foreclosed real estate held for sale	1,674	134
Additions to premises and equipment	(2,235)	(3,250)
Proceeds from sales of premises and equipment	—	28
Proceeds from sales of other assets	—	2,299
Purchases of Federal Home Loan Bank stock	(14,009)	—
Redemptions of Federal Home Loan Bank stock	32,369	8,672

Net cash provided by investing activities	648,733	1,893,166

Forward	$635,855	$1,889,816

See notes to condensed consolidated financial statements.	(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2009	2008
Forward	$635,855	$1,889,816

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(332,927)	(162,404)
Net increase (decrease) in federal funds purchased and repurchase agreements	(295,426)	58,176
Repurchase agreements with original maturities over three months:
Payments	—	(1,803,575)
Net decrease in advances from Federal Home Loan Bank	—	(22,000)
Repayments of mortgage note payable	(151)	(134)
Cash paid on matured embedded derivatives	(45)	(62)
Net decrease in advances from borrowers for taxes and insurance	(2,520)	(2,622)
Dividends paid	(7,526)	(13,213)

Net cash used in financing activities	(638,595)	(1,945,834)

NET DECREASE IN CASH AND DUE FROM BANKS	(2,740)	(56,018)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	68,368	153,473

CASH AND DUE FROM BANKS, END OF PERIOD	$65,628	$97,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$147,636	$201,384
Income taxes	818	11,427
Noncash activities:
Accrued dividends payable	—	2,225
Net change in other comprehensive income (loss)	69,036	(8,934)
Securities purchased but not yet received	410,857	—
Transfer from :
Loans to foreclosed real estate held for sale	3,098	88,197
Undivided profits to reserve fund	115	3,224
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	1,195	303
Unpaid additions to premises and equipment	1,067	192
Effect of derivative transactions:
Decrease (increase) in other assets	2,752	(2,308)
Increase (decrease) in deposits	(2,428)	3,092
Increase (decrease) in other liabilties	(938)	544

See notes to condensed consolidated financial statements.	(Concluded)

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

Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the Asset-Based Lending Unit operations), investments (treasury) and deposit products. Besides the traditional banking operations, at March 31, 2009, Westernbank operates four other divisions:
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
In addition, Westernbank operates the Asset-Based Lending Unit, which specializes in commercial business loans secured principally by commercial real estate, accounts receivable, inventories and machinery and equipment.
Westernbank owns 100% of the voting shares of:
•	Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district.

•	SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008, were not significant.

•	Westernbank Financial Center Corp (“WFCC”), which was incorporated under the laws of the State of Florida to conduct commercial lending and other related activities in the United States of America. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. WFCC’s main asset consisted of a commercial loan of $34.5 million at March 31, 2008. The assets, liabilities, revenues and expenses of WFCC as of and for the three months ended March 31, 2008, were not significant.

•	Westernbank Insurance Corp., a general insurance agent placing property, casualty, life and disability insurances. On May 19, 2008, the Company contributed 100% of its ownership in WIC to Westernbank. The assets, liabilities, revenues and expenses of WIC at March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008, were not significant.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The (unaudited) Condensed Consolidated Financial Statements have been prepared in conformity with the accounting policies stated in the Company’s Audited Condensed Consolidated Financial

Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the condensed consolidated financial condition as of March 31, 2009 and December 31, 2008, the condensed consolidated results of operations for the three months ended March 31, 2009 and 2008, the condensed consolidated changes in stockholders’ equity, comprehensive income (loss), and cash flows for the three months ended March 31, 2009 and 2008. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2008, has been derived from the audited Condensed Consolidated Financial Statements of the Company. The results of operations for the three months ended March 31, 2009, and the cash flows for the three months ended March 31, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Accounting Pronouncements Recently Adopted
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The adoption of SFAS No. 157 at January 1, 2008 did not have a material impact on the Company’s condensed consolidated financial position or results of operations. In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities at January 1, 2008, did not have a material impact on the Company’s condensed consolidated financial position or results of operations. In October 2008, the FASB issued FSP No. FAS 157-4, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and illustrates key considerations in determining the fair value. FSP No. FAS 157-4 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP No. FAS 157-4 did not have any impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115. This Statement permits an entity to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Eligible items that are measured at fair value must be displayed on the face of the statements of financial condition. The Company adopted SFAS No. 159 on January 1, 2008 and recorded a cumulative effect adjustment of $5.3 million that was credited to retained earnings and decreased deposits, other assets and deferred income tax asset by $12.9 million, $4.2 million and $3.4 million, respectively. See Note 16.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company early adopted the disclosure framework dictated by this Statement during 2008.
In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, which applies to beneficial interest within the scope of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. This FSP amends the impairment guidance of EITF No. 99-20 to align with SFAS No. 115 and other related impairment guidance. The FSP became effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP No. EITF 99-20-1 did not have any impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements To Be Adopted
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSB reiterates that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSB provides additional guidance and utilizes a two-step process to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability, and whether a transaction is not orderly. If it is determined that there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Accordingly, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, Fair Value Measurements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 157-4 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the recognition and measurement guidance related to other-than-temprorary impairment (“OTTI”) for debt securities. This FSP requires that an OTTI shall be recognized in earnings if the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Company does not intend to sell the security, and it is not likely that the Company will be required to sell the security before recovery of its cost basis, the OTTI related to credit losses shall be recognized in earnings, and the OTTI related to all other factors shall be recorded in other comprehensive income (loss), net of applicable taxes. An entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings, net of applicable taxes, with a corresponding adjustment to accumulated other comprehensive income (loss). This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and should be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. SFAS 165 reflects the principles underpinning previous subsequent event guidance in existing accounting literature and US Auditing Standards (AU) Section 560, “Subsequent Events,” therefore the Company’s adoption of SFAS No. 165 should not result in significant changes in the subsequent events that the Company’s reports either through recognition or disclosure in the condensed consolidated financial statements. SFAS No. 165 requires the Company’s to disclose the date through which it has evaluated subsequent events, which for public entities, is the date the financial statements are issued. This SFAS became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have any impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 166 removes the concept of a “qualifying special-purpose entity” (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. This Statement is effective for interim and annual periods beginning after November 15, 2009, with early adoption prohibited. The adoption of SFAS No. 166 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends the methodology for determining the primary beneficiary (and therefore consolidator) of a variable interest entity (“VIE”) and will require such assessment to be performed on an ongoing basis. Under SFAS No. 167, the primary beneficiary of a VIE is defined as the enterprise that has both (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These amendments affect all entities currently within the scope of FIN No. 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN No. 46(R). SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of SFAS No. 167 is not expected to have any effect on the Company’s condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of Statement 168 in the third quarter of 2009 will not have a material impact on the Company’s condensed consolidated financial statements.
In August 2009, the FASB updated the Codification in connection with the fair value measurement of liabilities to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurement. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset are required, are Level 1 fair value measurements. This update is effective for the first reporting period (including interim periods) beginning after its issuance. The adoption of this guidance is not expected to have any impact on the Company’s condensed consolidated financial statements in the fourth quarter of 2009.
In September 2009, the FASB updated the Codification to reflect SEC staff pronouncements on earnings-per-share calculations. According to the update, the SEC staff believes that when a public company redeems preferred shares, the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount on the balance sheet after issuance costs of the preferred stock should be added to or subtracted from net income before doing an earnings-per-share calculation. The SEC’s staff also thinks it is not appropriate to aggregate preferred shares with different dividend yields when trying to determine whether the “if-converted” method is dilutive to the earnings-per-share calculation. The guidance is effective for new share lending arrangements for interim and annual periods beginning on or after June 15, 2009. For existing arrangements, the guidance is effective for fiscal years beginning on or after December 15, 2009 and must be applied retrospectively for arrangements outstanding as of the effective date. The adoption of this guidance is not expected to have any impact on the Company’s condensed consolidated financial statements.
2. EARNINGS (LOSS) PER SHARE
In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share are computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing adjusted income (loss) attributable to common stockholders as adjusted to add back dividends on convertible preferred stock, by the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent assumed conversion of outstanding convertible preferred stock, which are determined using the if-converted method, and outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (33,674 shares in the three months ended March 31, 2009 and 2008, as adjusted to reflect the reverse stock split approved on November 7, 2008 and effective on December 1, 2008) was antidilutive in 2009 and dilutive in 2008. Number of stock options outstanding at March 31, 2009 and 2008 were 113,535 and 129,269, respectively. In 2009 and 2008, no potentially dilutive common shares resulted from the stock options because the exercise price of the options was greater than the average market price of the common stock.

Basic and diluted earnings (loss) per common share were computed as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands, except per share data)
Basic and diluted earnings (loss) per common share:
Net income	$611	$32,612
Less preferred stock dividends	4,614	9,228

Income (loss) attributable to common stockholders — basic	(4,003)	23,384
Plus convertible preferred stock dividends	—	215

Income (loss) attributable to common stockholders — diluted	$(4,003)	$23,599

Weighted average number of common shares outstanding during the period	3,298	3,298

Assumed conversion of preferred stock	—	34

Total	3,298	3,332

Basic earnings (loss) per common share	$(1.21)	$7.09

Diluted earnings (loss) per common share	$(1.21)	$7.08

3. DIVIDENDS DECLARED PER COMMON SHARE
The Company’s cash dividends per share declared for the three months ended March 31, 2009 and 2008 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE(1)
2009
January 30, 2009	February 16, 2009	$0.2083

2008 (2)
January 31, 2008	February 15, 2008	$0.2083
February 28, 2008	March 15, 2008	0.2083
March 30, 2008	April 17, 2008	0.2083

Total		$0.6249

(1)	Dividends amounts in the table are rounded.

(2)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
On February 17, 2009, the Company’s Board of Directors announced that the Board voted to suspend regular monthly dividends on the Company’s common stock and all outstanding series of its preferred stock, effective with the payment to be made on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, as a measure to strengthen the Company’s and Westernbank’s capital positions.
Refer to Note 18 — “Contingencies — Regulatory Matters” below for a description of certain regulatory agreements entered into with the FDIC, the Office of the Commissioner of Financial Institutions (“OCIF”) and the Board of Governors of the Federal Reserve System (the “FRB”) and the regulatory restrictions on the payment of dividends imposed by the agreements.

4. MONEY MARKET INSTRUMENTS
At March 31, 2009 and December 31, 2008, money market instruments included $1.2 billion and $1.1 billion, respectively, in interest bearing deposits with the Federal Reserve Bank of New York. Restricted interest bearing deposits with other banks amounted to $3.6 million at March 31, 2009 and December 31, 2008. In addition, interest bearing deposits with other banks amounting to $400,000 were pledged to the Puerto Rico Treasury Department for Westernbank’s International Division at March 31, 2009 and December 31, 2008.
5. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2009	Cost	Gains	Losses	Value
		(In thousands)
Available for sale:
U.S. Government and agencies obligations (USGO’s)	$199,989	$1,049	$—	$201,038
Puerto Rico Government and agencies obligations (PRGO’s)	11,166	281	—	11,447

Subtotal	211,155	1,330	—	212,485

Mortgage-backed securities:
Government National Mortgage Association (GNMA) certificates	1,683,872	24,795	—	1,708,667
Collateralized mortgage obligations (CMO’s) issued and guaranteed by GNMA	1,527,789	18,817	—	1,546,606
CMO’s issued and guaranteed by Federal National Mortgage Association (FNMA)	378,871	—	10,651	368,220
CMO’s issued and guaranteed by Federal Home Loan Mortgage Corporation (FHLMC)	13,955	—	405	13,550

Subtotal	3,604,487	43,612	11,056	3,637,043

Equity securities — common stock	1,906	—	792	1,114

Total	$3,817,548	$44,942	$11,848	$3,850,642

Held to maturity:
USGO’s	$1,690	$4	$—	$1,694
PRGO’s	13,312	12	108	13,216
Corporate notes	21,436	—	5,633	15,803

Subtotal	36,438	16	5,741	30,713

Mortgage-backed securities:
GNMA certificates	5,334	243	—	5,577
FHLMC certificates	1,846	110	—	1,956
FNMA certificates	2,641	144	—	2,785
CMO’s issued and guaranteed by FHLMC	550,822	2,101	3,578	549,345
CMO’s issued and guaranteed by FNMA	68,489	1,213	138	69,564

Subtotal	629,132	3,811	3,716	629,227

Total	$665,570	$3,827	$9,457	$659,940

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
		(In thousands)
Available for sale:
USGO’s	$306,259	$1,621	$—	$307,880
PRGO’s	11,122	335	—	11,457

Subtotal	317,381	1,956	—	319,337

Mortgage-backed securities:
GNMA certificates	523,339	3,332	295	526,376
CMO’s issued and guaranteed by GNMA	2,461,199	124	33,796	2,427,527
CMO’s issued and guaranteed by FNMA	395,492	—	15,054	380,438
CMO’s issued and guaranteed by FHLMC	14,328	—	677	13,651

Subtotal	3,394,358	3,456	49,822	3,347,992

Equity securities — common stock	1,906	1,006	—	2,912

Total	$3,713,645	$6,418	$49,822	$3,670,241

Held to maturity:
USGO’s	$372,311	$793	$—	$373,104
PRGO’s	13,312	3	167	13,148
Corporate notes	21,436	—	1,870	19,566

Subtotal	407,059	796	2,037	405,818

Mortgage-backed securities:
GNMA certificates	5,574	195	2	5,767
FHLMC certificates	1,942	88	—	2,030
FNMA certificates	2,691	118	1	2,808
CMO’s issued and guaranteed by FHLMC	551,802	788	16,987	535,603
CMO’s issued and guaranteed by FNMA	68,902	607	698	68,811

Subtotal	630,911	1,796	17,688	615,019

Total	$1,037,970	$2,592	$19,725	$1,020,837

The amortized cost and fair value of investment securities available for sale and held to maturity at March 31, 2009, by contractual maturity (excluding mortgage-backed securities), are shown below.

	Available For Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)
Due within one year	$100,000	$100,261	$2,160	$2,164
Due after one year through five years	111,155	112,224	12,347	12,253
Due after five years through ten years	—	—	495	493
Due after ten years	—	—	21,436	15,803

Subtotal	211,155	212,485	36,438	30,713

Mortgage-backed securities	3,604,487	3,637,043	629,132	629,227
Equity securities	1,906	1,114	—	—

Total	$3,817,548	$3,850,642	$665,570	$659,940

The following tables show the Company’s available for sale and held to maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
March 31, 2009	Value	Losses	Value	Losses	Value	Losses	Positions
				(In thousands)
Available for sale:

Mortgage-backed securities:
CMO’s issued and guaranteed by FNMA	$—	$—	$368,220	$10,651	$368,220	$10,651	$11
CMO’s issued and guaranteed by FHLMC	—	—	13,550	405	13,550	405	1

Total	—	—	381,770	11,056	381,770	11,056	12

Equity securities — common stock	1,114	792	—	—	1,114	792	1

Total	$1,114	$792	$381,770	$11,056	$382,884	$11,848	$13

Held to maturity:
PRGO’s	$4,384	$35	$7,435	$73	$11,819	$108	$12
Corporate notes	3,308	936	12,495	4,697	15,803	5,633	3

Subtotal	7,692	971	19,930	4,770	27,622	5,741	15

Mortgage-backed securities:
CMO’s issued and guaranteed by FHLMC	—	—	436,797	3,578	436,797	3,578	4
CMO’s issued and guaranteed by FNMA	—	—	20,110	138	20,110	138	1

Subtotal	—	—	456,907	3,716	456,907	3,716	5

Total	$7,692	$971	$476,837	$8,486	$484,529	$9,457	$20

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
December 31, 2008	Value	Losses	Value	Losses	Value	Losses	Positions
				(In thousands)
Available for sale:

Mortgage-backed securities:
GNMA certificates	$235,547	$295	$—	$—	$235,547	$295	6
CMO’s issued and guaranteed by GNMA	2,365,960	33,796	—	—	2,365,960	33,796	42
CMO’s issued and guaranteed by FNMA	—	—	380,439	15,054	380,439	15,054	11
CMO’s issued and guaranteed by FHLMC	—	—	13,651	677	13,651	677	1

Total	$2,601,507	$34,091	$394,090	$15,731	$2,995,597	$49,822	$60

Held to maturity:
PRGO’s	$3,905	$45	$8,770	$122	$12,675	$167	12
Corporate notes	4,096	148	15,470	1,722	19,566	1,870	3

Subtotal	8,001	193	24,240	1,844	32,241	2,037	15

Mortgage-backed securities:
GNMA certificates	139	2	—	—	139	2	2
FNMA certificates	67	1	—	—	67	1	1
CMO’s issued and guaranteed by FHLMC	13,588	204	462,737	16,783	476,325	16,987	9
CMO’s issued and guaranteed by FNMA	—	—	30,128	698	30,128	698	3

Subtotal	13,794	207	492,865	17,481	506,659	17,688	15

Total	$21,795	$400	$517,105	$19,325	$538,900	$19,725	30

Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the condensed consolidated statements of operations.
The Company’s investment portfolio as of March 31, 2009 and December 31, 2008, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC or FNMA. In addition, the Company does not have investments in residual tranches.
At March 31, 2009 and December 31, 2008, the unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at March 31, 2009 and December 31, 2008, all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. The aggregate gross unrealized losses of the investment securities available for sale and held to maturity amounted to $21.3 million and $69.5 million at March 31, 2009 and December 31, 2008, respectively.

Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the quarters ended March 31, 2009 and 2008, were as follows:

	2009	2008
	(In thousands)
Proceeds from sales	$902,937	$—
Gross realized gains	18,629	—
Gross realized losses	—	—
Unencumbered investment securities available for sale and held to maturity at March 31, 2009 amounted to $819,276,000 and $288,847,000, respectively, after taking into account the investment securities pledged described in Note 7.

6. LOANS
The loans portfolio consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
REAL ESTATE LOANS SECURED BY MORTGAGES ON:
Commercial real estate	$5,117,631	$5,105,663
Residential real estate, mainly one-to-four family residences	978,112	985,564
Construction and land acquisition	1,386,823	1,446,191

Subtotal	7,482,566	7,537,418

Plus (less):
Undisbursed portion of loans in process	(2,266)	(3,214)
Premium on loans purchased	37	42
Deferred loan fees — net	(27,344)	(29,303)

Subtotal	(29,573)	(32,475)

Real estate loans — net	7,452,993	7,504,943

OTHER LOANS:
Commercial loans	721,869	721,987
Consumer loans:
Loans on deposits	28,361	28,753
Credit cards	49,547	49,301
Installment	662,013	649,961
Less deferred loan fees — net	(4,907)	(5,139)

Other loans — net	1,456,883	1,444,863

TOTAL LOANS	8,909,876	8,949,806

ALLOWANCE FOR LOAN LOSSES	(271,300)	(282,089)

LOANS — NET	$8,638,576	$8,667,717

At March 31, 2009, commercial real estate loans totaled $5.1 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of collectibility due principally to the size and risk concentration of such loan and for non-owner occupied commercial real estate due to the dependency on income production or future development of the real estate. The Company’s commercial real estate loan portfolio is mostly comprised of loans to owner-occupied borrowers in which the real estate collateral is taken as a secondary source of repayment. At March 31, 2009, commercial real estate loans to owner-occupied borrowers amounted to 77%. Non-owner occupied commercial real estate loans are principally collateralized by property dedicated to wholesale, rental business activities and retail.
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

At March 31, 2009, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $397.4 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. As of March 31, 2009, this loan relationship is not impaired. For this violation, Westernbank paid a penalty of $50,000 during 2008. There can be no assurance that the Commissioner of OCIF will not take further actions on this issue.
The outstanding principal balance of non-performing loans at March 31, 2009 and December 31, 2008 amounted to $1,483,653,000 and $1,560,031,000, respectively. The interest that would have been recorded if the loans had not been classified as non-performing amounted to $20,513,000 and $15,875,000 for the three months ended March 31, 2009 and 2008, respectively. Interest collected and recognized as income on non-performing loans amounted to $9,882,000 and $12,706,000 for the three months ended March 31, 2009 and 2008, respectively.
The following table presents a reconciliation of changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008:

	2009	2008
	(In thousands)
Balance, beginning of period	$282,089	$338,720
Provision charged to income	8,855	14,957
Recoveries of loans previously charged-off	1,055	785
Charge-off of uncollectible accounts	(20,699)	(15,495)

Balance, end of period	$271,300	$338,967

The following table sets forth information regarding the investment in impaired loans:

	March 31,	December 31,
	2009	2008
	(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$745,643	$901,146
Do not require a valuation allowance	699,354	570,030

Total	$1,444,997	$1,471,176

Impaired non-performing loans	$1,342,687	$1,364,192

Valuation allowance for impaired loans	$124,116	$131,018

	Three months ended March 31,
	2009	2008
	(In thousands)
Average investment in impaired loans	$1,491,705	$1,683,979

Interest collected and recognized as income on non-performing and impaired loans	$9,760	$12,421

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
The following table set forth commercial loans that fit the definition of TDR, and therefore have been accounted for as TDR:

	March 31,	December 31,
	2009	2008
	(In thousands)
Performing loans	$10,212	$4,768
Non-performing loans	148,826	118,137

Total	$159,038	$122,905

7. PLEDGED ASSETS
At March 31, 2009, residential and commercial mortgage loans amounting to $976,529,000 (see Note 12) and investment securities available for sale and held to maturity amounting to $3,031,365,000 and $380,736,000, respectively, were pledged to secure public funds (see Note 9), individual retirement accounts (see Note 9), repurchase agreements (see Note 10), advances and borrowings from the Federal Home Loan Bank (“FHLB”) (see Note 11), interest rate swap agreements (see Note 15), and pledged to the Federal Reserve Bank of New York ($18,394,000). Pledged investment securities available for sale and held to maturity amounting to $2,964,525,000 and $367,639,000, respectively, at March 31, 2009, can be repledged.
8. CLAIM RECEIVABLE FROM LEHMAN BROTHERS HOLDINGS INC.
Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase agreements and derivative transactions. Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty to the Company on certain interest rate swap and cap agreements guaranteed by LBHI. The filing of bankruptcy by LBHI was an event of default under the agreements. On September 19, 2008, the Company terminated all agreements with LBSF and replaced them with another counterparty under similar terms and conditions. In connection with such termination, the Company had an unsecured counterparty exposure with LBSF of approximately $484,600. This unsecured exposure was written-off during the third quarter of 2008.
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
The Company expects to receive from the LBI’s SIPA trustee notices of determination (i) denying the Company’s claims for treatment as a customer with respect to the securities held by LBI under the repurchase financing agreements, and (ii) converting the Company’s claim to a general creditor claim. As such time, the Company expects to file objections in court to this determination by the LBI’s SIPA trustee.

9. DEPOSITS
Deposits consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Noninterest bearing accounts	$292,256	$250,380
Passbook accounts	656,860	670,224
NOW accounts	270,069	275,530
Super NOW accounts	18,247	18,656
Money market accounts	37	37
Certificates of deposit (1)	9,314,951	9,672,333

Total	10,552,420	10,887,160
Accrued interest payable (2)	95,551	115,013

Total	$10,647,971	$11,002,173

(1)	Includes brokered deposits with contractual principal balance of $60.1 million and $109.3 million and measured at fair value of $60.3 million and $109.9 million, excluding accrued interest, at March 31, 2009 and December 31, 2008, respectively.

(2)	Includes $446,000 and $708,000 of accrued interest payable on brokered deposits measured at fair value at March 31, 2009 and December 31, 2008, respectively.
The weighted average interest rate of all deposits at March 31, 2009 and December 31, 2008, was approximately 3.84% and 4.09%, respectively. At March 31, 2009, the aggregate amount of deposits in denominations of $100,000 or more was $883,767,000 ($891,917,000 at December 31, 2008). Certificates of deposit include brokered deposits of $8,127,947,000 and $8,475,504,000 at March 31, 2009 and December 31, 2008, respectively.
At March 31, 2009, the scheduled maturities of certificates of deposit are as follows:

Year Ending
December 31,	(In thousands)
2009	$4,911,631
2010	3,335,750
2011	590,142
2012	341,056
2013	80,251
Thereafter	56,121

Total	$9,314,951

At March 31, 2009, the Company had pledged investment securities held to maturity with a carrying value of $7,328,000, mortgage-backed securities held to maturity with a carrying value of $5,483,000, and investment securities available for sale with a carrying value of $38,517,000 to secure public funds, and mortgage-backed securities held to maturity with a carrying value of $170,000 as bond requirement for individual retirement accounts.

10. REPURCHASE AGREEMENTS
Repurchase agreements and the related weighted average interest rates consisted of the following:

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
(Dollars in thousands)
Repurchase agreements:
Fixed rate	$2,908,716	3.93%	$3,204,142	3.77%

The Company enters into sales of securities under agreements to repurchase the same securities (“repurchase agreements”). Repurchase agreements are classified as secured borrowings and are reflected as a liability in the condensed consolidated statements of financial condition. Repurchase agreements require the Company to deliver securities to counterparties to collateralize the agreements. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities at the maturities of the agreements. The Company may be required to provide additional collateral based on the fair value of the underlying securities. At March 31, 2009, the Company had outstanding $2.4 billion in repurchase agreements for which the counterparties have the option to terminate the agreements at the first anniversary date and at each interest payment date thereafter.
Repurchase agreements at March 31, 2009 mature as follows:

Year Ending
December 31,	(In thousands)
2009 (1)	$1,087,216
2010	1,597,000
2012	224,500

Total	$2,908,716

(1)	Includes $483.7 million of repurchase agreements which mature within 30 days.

Repurchase agreements (classified by counterparty) were as follows:

	March 31, 2009		December 31, 2008
		Fair Value		Fair Value
	Borrowing	of Underlying	Borrowing	of Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
Federal Home Loan Bank of New York	$665,000	$700,767	$1,073,000	$1,141,125
Salomon Smith Barney Inc. and affiliates	593,000	692,429	593,000	707,210
Credit Suisse First Boston LLC	525,000	627,196	532,142	600,820
J.P. Morgan Securities, Inc.	449,716	516,654	330,000	417,308
Barclays Capital, Inc.	330,000	410,056	330,000	374,508
Morgan Stanley Dean Witter	273,000	290,877	273,000	294,235
Merrill Lynch Government
Securities Inc. and affiliates	73,000	93,150	73,000	78,107

Total	$2,908,716	$3,331,129	$3,204,142	$3,613,313

Borrowings under repurchase agreements were collateralized as follows:

	March 31,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
Securities Underlying	Value of	Value of	Value of	Value of
Repurchase	Underlying	Underlying	Underlying	Underlying
Agreements	Collateral	Collateral	Collateral	Collateral
	(In thousands)
U.S. Government and agencies obligations (“USGO’s”) — held to maturity	$1,690	$1,694	$150,755	$151,028
USGO’s — available for sale	127,989	128,201	155,341	155,142
Mortgage—backed securities (“MBS”) — held to maturity	365,949	364,910	373,940	370,710
MBS — available for sale	2,806,414	2,836,324	2,981,040	2,936,433

Total	3,302,042	$3,331,129	3,661,076	$3,613,313

Accrued interest receivable of underlying securities	15,466		19,475

Total	$3,317,508		$3,680,551

11. LINES OF CREDIT
At March 31, 2009, the Company has an available line of credit with the FHLB of New York guaranteed with excess collateral already pledged, in the amount of $579.0 million (December 31, 2008 — $467.6 million). See Note 12 for the FHLB lines of credit terms. At March 31, 2009 and December 31, 2008, the Company did not have other outstanding lines of credit agreements.

12. ADVANCES FROM FEDERAL HOME LOAN BANK AND MORTGAGE NOTE PAYABLE
Advances from Federal Home Loan Bank and mortgage note payable, and the related weighted average interest rates consisted of the following:

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
ADVANCES FROM FHLB:
Fixed rate convertible advances (4.47% to 5.93%)	$42,000	5.87%	$42,000	5.87%

MORTGAGE NOTE PAYABLE	$34,781	8.05%	$34,932	8.05%

Advances and repurchase agreements are received from the FHLB under an agreement (Note 11) whereby Westernbank is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. At March 31, 2009, convertible advances were secured by residential and commercial mortgage loans amounting to $976,529,000. Also, with respect to repurchase agreements and advances from the FHLB amounting to $380.0 million at March 31, 2009, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advances and reverse repurchase agreements, including any accrued interest, on such optional conversion date.
At March 31, 2009 and December 31, 2008, Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank Puerto Rico, had outstanding $34.8 million and $34.9 million, respectively, of a mortgage note, at an interest rate of 8.05%. The mortgage note was collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico. On July 12, 2009, Westernbank World Plaza, Inc. exercised the prepayment option and cancelled the mortgage note.

Advances from FHLB and the mortgage note payable by contractual maturities at March 31, 2009, mature as follows:

Year Ending	Advances	Mortgage
December 31,	from FHLB	Note Payable (1)
	(In thousands)
2009	$—	$429
2010	42,000	628
2011	—	681
2012	—	731
2013	—	801
Thereafter	—	31,511

Total	$42,000	$34,781

(1)	Mortgage note payable was cancelled on July 12, 2009.
13. INCOME TAXES
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
The Code provides a dividend received deduction of 100%, on dividends received from wholly owned subsidiaries subject to income taxation in Puerto Rico. The income on certain investments is exempt for income tax purposes. Also, Westernbank International division operates as an International Banking Entity (“IBE”) under the International Banking Center Regulatory Act. Under Puerto Rico tax law, an IBE can hold non-Puerto Rico assets, and earn interest on these assets, as well as generate fee income outside of Puerto Rico on a tax-exempt basis under certain circumstances. As a result, the Company’s effective tax rate is generally below the statutory rate. On March 9, 2009, the Governor of Puerto Rico signed into law Act No. 7 (“Act No. 7”), also known as Special Act Declaring a Fiscal Emergency Status to Save the Credit of Puerto Rico, which amended several sections of the Code, including sections related to the IBE Act. Act No. 7, as amended by Act No. 37 approved on July 10, 2009, imposes a series of temporary and permanent measures, including a special 5% tax on IBE net income not otherwise subject to tax under the Code. This special assessment is effective for tax years that commenced after December 31, 2008 and before January 1, 2012. The imposition of this special tax is not expected to have any effect on the Company’s Financial position or results of operations.
Pursuant to the provisions of Act No. 13 of January 8, 2004 (“Act No. 13”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books securities which are, irrespective of the IBE status, tax exempt by law. Moreover, Act No. 13 provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the three months ended March 31, 2009 and 2008, the provisions of Act No. 13 did not have any effect on the Company’s financial position or results of operations because the Company substained a net operating loss.
In addition to the tax imposition on IBEs, Act No. 7, as amended by Act No. 37 approved on July 10, 2009, also imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax liability determined, which is applicable to companies whose combined income exceeds $100,000, effectively increasing the maximum statutory rate from 39% to 40.95% and double the property tax paid on the Company’s real estate properties. These temporary measures are effective for tax years that commenced after December 31, 2008 and before January 1, 2012.
Prepaid income tax amounted to $33,447,000 and $33,630,000 at March 31, 2009 and December 31, 2008, respectively. Accrued income tax payable amounted to $3,355,000 and $3,188,000 at March 31, 2009 and December 31, 2008, respectively. Prepaid income tax is included as part of “Other assets” and accrued income tax payable is included as part of “Accrued expenses and other liabilities” in the accompanying statements of financial condition. Under the Puerto Rico tax code, the Company could use prepaid income taxes to offset future tax liability or ask the PR taxing authority to refund the excess paid. The usage of prepaid income taxes to offset future tax liability is not subject to time limitation. The accrued income tax payable includes a liability for unrecognized tax benefits of $2.0 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively. The provision (credit) for income taxes for the three months ended March 31, 2009 and 2008, consisted of the following:

	2009	2008
	(In thousands)
Current provision (credit):
Puerto Rico	$310	$(21,220)
U.S.	910	(12,095)

	1,220	(33,315)

Deferred provision (credit)	1,541	(3,999)

Total provision (credit)	$2,761	$(37,314)

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

Unrecognized tax benefits at March 31, 2009 and December 31, 2008 mainly relate to certain expense deductions taken in income tax returns. The reconciliation for the three months ended March 31, 2009 and 2008 of the unrecognized tax benefits, including accrued interest and penalties, was as follows:

	2009	2008
	(In thousands)
Balance — January 1	$1,958	$43,987

Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during a prior period	36	35
Gross amount of decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	—	(33,606)
Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during the current period	10	10
Amount of decrease in the unrecognized tax benefits relating to settlements with taxing authorities	—	(8,605)

Balance — March 31	$2,004	$1,821

During the three months ended March 31, 2008, the Company settled with tax authorities most of its uncertain income tax positions for $8.9 million. The resulting income tax benefit of $33.6 million was recognized as a reduction to the income tax provision in the three months ended March 31, 2008.
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $2.0 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively. The Company classifies interests and penalties related to unrecognized tax benefits as a component of its income tax provision. The accrual for uncertain income tax positions includes an accrual for interests and penalties of $510,000 and $475,000 at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, the Company increased the accrual for interest and penalties for uncertain income tax positions by $36,000. During the three months ended March 31, 2008, the Company decreased the accrual for interest and penalties for uncertain income tax positions by $4.4 million, mainly as a result of the settlement of certain income tax positions with tax authorities, as explained above. Interest paid on such settlement amounted to $724,000.
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

A reconciliation of the provision (credit) for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported was as follows:

	Three months ended March 31,
	2009		2008
		% of
		Pre-tax		% of Pre-
	Amount	Income	Amount	tax Income
	(Dollars in thousands)
Tax provision (credit) computed at Puerto Rico statutory rate	$1,315	39.0%	$(1,834)	(39%)
Effect on provision of:
Exempt income net of related expenses	(188)	(5.6)	(679)	(14.4)
Income taxes related to unrecognized tax benefits or income tax contingencies, include U.S. income tax	956	28.4	(33,036)	(702.6)
Differential on statutory rates in capital gains	—	—	(576)	(12.3)
Nondeductible expenses	9	0.3	7	0.1
Other	669	19.8	(1,196)	(25.4)

Provision (credit) for income taxes as reported	$2,761	81.9%	$(37,314)	(793.6%)

Income (loss) before provision (credit) for income taxes	$3,372		$(4,702)

Deferred income tax asset, net consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$104,742	$108,984
Net operating loss carryforwards, expire through 2016	47,633	44,485
Unrealized losses on available for sale securities	319	2,616
Unrealized loss in valuation of trading derivative instruments	184	262
Other	675	718

Total deferred tax assets	153,553	157,065
Less valuation allowance	1,250	896

Subtotal	152,303	156,169

Less deferred tax liabilities:
Unrealized gains on available for sale securities	5,163	—
Deferred loan origination costs	211	209
Other	269	299

Subtotal	5,643	508

Deferred income tax asset, net	$146,660	$155,661

Changes in the valuation allowance for deferred income tax assets for the three months ended March 31, 2009 were as follows:

(In thousands)
Balance — at January 1, 2009	$896
Increase in valuation allowance	354

Balance — at March 31, 2009	$1,250

Realization of deferred tax assets is dependent on generating sufficient future taxable income or capital gains. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income or capital gains are not met.
14. OFF-BALANCE SHEET ACTIVITIES
In the normal course of business, the Company becomes a party to credit related financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated statements of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. At March 31, 2009, the Company had an allowance for unfunded loan commitments totaling $89,000 included in “Accrued expenses and other liabilities” in the accompanying condensed consolidated statements of financial condition. At December 31, 2008, there was no such allowance for unfunded loan commitments as the exposures were adequately collateralized or were not considered significant.

Commercial letters of credit are conditional commitments issued by the Company on behalf of a customer authorizing a third party to draw drafts on the Company up to a stipulated amount and with specified terms and conditions.
The Company issues financial standby letters of credit to guarantee the performance of various customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then, upon their request, the Company would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN No. 45, at March 31, 2009 and December 31, 2008, the Company recorded a liability of $234,000 and $348,000, respectively, which represents the fair value of the obligation undertaken to stand ready to perform in issuing the guarantees under the standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and recognized over the commitment period. The contract amounts in standby letters of credit outstanding at March 31, 2009 and December 31, 2008, shown in the table below, represent the maximum potential amount of future payments the Company could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Company’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Company has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these standby letters of credit.
The contract amount of financial instruments, whose amounts represent credit risk was as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Commitments to extend credit:
Fixed rates	$17,672	$9,389
Variable rates	263,943	312,212
Unused lines of credit:
Commercial	132,396	152,455
Credit cards and other	88,537	111,978
Standby letters of credit	31,097	31,222
Commercial letters of credit	2,088	4,289

Total	$535,733	$621,545

For the periods ended March 31, 2009 and December 31, 2008, the Company did not record any loss allowances in connection with risks involved in off-balance sheet credit-related financial instruments, other than the $89,000 allowance for losses on unfunded loan commitments recorded in 2009. At March 31, 2009 and December 31, 2008, there were no additional off-balance sheet credit-related financial instruments other than those mentioned above.

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
One of the main risks facing the Company is interest rate risk, which includes the risk that changes in interest rates will result in changes in the value and in the cash flows of the Company’s assets and liabilities and the risk that net interest income will change in response to changes in interest rates. The Company maintains an overall interest rate risk management strategy that, from time to time, incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. Additionally, the Company holds derivative instruments for the benefit of its commercial customers. The Company does not enter into derivative instruments for speculative purposes.
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
On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115 and discontinued the use of fair value hedge accounting of SFAS No. 133 on these CD Swaps. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with any changes in fair value reflected in earnings. The Company elected to measure at fair value the brokered deposits being hedged with the CD Swaps. The fair value option may be applied on an instrument-by-instrument basis. One of the main considerations in the determination for the adoption of SFAS No. 159 was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Company to fulfill the requirements specified by SFAS No. 133. See Note 16.
The Company offers its customers an equity-linked certificate of deposit that has a return linked to the performance of the Standard & Poor’s 500 Composite Stock Index. Under SFAS No. 133, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). At the end of five years, the depositor will receive a specified percent of the average increase of the month-end value of the stock index. If such index decreases, the depositor receives the principal without any interest. The Company enters into an offsetting derivative contract (indexed option agreement that has a return linked to the performance of the Standard & Poor’s 500 Composite Stock Index) to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Under the option agreements, the Company will receive the average increase in the month-end value of the index in exchange for the payment of a premium when the contract is initiated. Since the embedded derivative and the derivative contract entered into by the Company do not qualify for hedging accounting, these derivatives are recorded at fair value with offsetting gains and losses recognized within noninterest income in the condensed consolidated statements of operations.
The Company also enters into derivative contracts (including interest rate swaps and interest rate caps) for the benefit of commercial customers. The Company may economically hedge significant exposures related to these derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. The Company minimizes the credit risk through credit approvals, limits, counterparty collateral and monitoring procedures. Since these derivatives do not qualify for hedging accounting, they are recorded at fair value with offsetting gains and losses recognized within noninterest income in the condensed consolidated statements of operations.

During the three months ended March 31, 2009 and 2008, there were no credit downgrades to counterparties of derivative contracts.
The following table summarizes the fair value of derivative instruments, excluding accrued interest, and the location in the condensed consolidated statements of financial condition:

	March 31,		December 31,
	2009		2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(In thousands)
Derivatives not designated as hedge:
Included in other assets:
CD swaps	$66,125	$231	$120,525	$658
Interest rate swaps with commercial loan borrowers	146,883	10,193	171,972	11,660
Interest rate cap used to offset exposure of interest rate cap with commercial loan borrowers	43,152	70	43,251	71
Purchased options used to manage exposure to the stock market on equity indexed deposits	72,299	5,433	72,370	6,806
Right to offset effect	—	(365)	—	(824)

Total	$328,459	$15,562	$408,118	$18,371

Included in accrued expenses and other liabilities:
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrowers	$171,660	$10,654	$171,972	$12,051
Interest rate cap with commercial loan borrowers	43,152	26	43,251	27
Right to offset effect	—	(365)	—	(824)

Total	$214,812	$10,315	$215,223	$11,254

Included in deposits:
Embedded options on equity indexed deposits	$69,121	$5,377	$69,444	$6,986

Accrued interest receivable and accrued interest payable (included in accrued expenses and other liabilities) on interest rate swaps were as follows:

	March 31,		December 31,
	2009		2008
	Accrued Interest		Accrued Interest
	Receivable	Payable	Receivable	Payable
	(In thousands)
CD Swaps	$342	$—	$22	$117
Interest rate swaps with commercial loan borrowers	379	—	158	—
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrowers	—	381	—	154

Total	$721	$381	$180	$271

The following table summarizes the fair value of derivative instruments and the location in the condensed consolidated statements of operations for the quarters ended March 31, 2009 and 2008:

	2009	2008
	(In thousands)
Derivatives not designated as hedge:
Included in net gain on derivative instruments:
Interest rate swaps with commercial loan borrower	$681	$6,979
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrower	1,077	(6,862)
Interest rate cap with commercial loan borrower	1	116
Interest rate cap used to offset exposure of interest rate cap with commercial loan borrower	(1)	(47)
Purchased options used to manage exposure to the stock market on equity indexed deposits	(1,720)	(4,729)
Embedded options on equity indexed deposits	1,975	3,117
CD swaps	(1,694)	7,090

	$319	$5,664

A summary of the types of swaps used and their terms follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$213,009	$292,497
Weighted average receive rate at period end	4.97%	5.06%
Weighted average pay rate at period end (100% floating rate over three month LIBOR, plus a spread ranging from minus .40% to plus .03%)	1.16%	2.78%

Pay fixed/receive floating:
Notional amount	$171,660	$171,972
Weighted average receive rate at period end (100% floating rate over one or three month LIBOR)	1.04%	2.70%
Weighted average pay rate at period end	5.30%	5.30%
The changes in notional amount of swaps outstanding during the three months ended March 31, 2009 follow:

(In thousands)
Balance — At January 1, 2009	$464,469
New swaps	—
Called and matured swaps	(79,801)

Balance — At March 31, 2009	$384,668

At March 31, 2009, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Year Ending		Interest Rate	Embedded	Purchased
December 31,	Swaps	Caps	Options	Options
	(In thousands)
2009	$40,276	$—	$24,357	$25,958
2010	207,063	—	15,686	16,469
2011	—	—	7,896	8,206
2012	73,762	—	7,869	8,234
2013	—	86,304	11,475	11,594
Thereafter	63,567	—	1,838	1,838

Total	$384,668	$86,304	$69,121	$72,299

Swap agreements amounting to $50,625,000 at March 31, 2009, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that Westernbank has purchased on the certificates of deposit).
At March 31, 2009, the specific collateral held by the counterparties consisted of investment securities available for sale with carrying value of $10,044,000.
16. FAIR VALUE MEASUREMENTS
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
The disclosures required under SFAS No. 157, SFAS No. 159 and SFAS No. 107 have been included in this Note.
Fair Value Option
The Company elected on January 1, 2008 to measure at fair value certain long-term, callable brokered deposits (financial liabilities) that were hedged with interest rate swaps (“SFAS 159 Brokered CDs”) and were previously designated for fair value hedge accounting in accordance with SFAS No. 133 (see Note 15). Electing the fair value option allows the Company to eliminate the burden of complying with the requirements for hedge accounting under SFAS No. 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the SFAS 159 Brokered CDs continues to be economically hedged with callable interest rate swaps with the same terms and conditions. The Company did not elect the fair value option for the vast majority of other brokered deposits because these are not hedged by derivatives.
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

Interest paid/accrued on SFAS 159 Brokered CDs is recorded as part of interest expense on deposits and the accrued interest and the fair value (excluding accrued interest) of the SFAS 159 Brokered CDs are reported within deposits in the condensed consolidated statement of financial condition. Fair value changes are included in earnings within noninterest income in the condensed consolidated statement of operations.
As of March 31, 2009 and December 31, 2008, deposits included callable brokered deposits (see Note 9) measured at fair value with an aggregate fair value of $60,286,000 and $109,944,000, and carrying principal balance of $60,075,000 and $109,281,000, respectively.
Changes in fair value and interest expense for callable brokered CD’s measured at fair value pursuant to election of the fair value option for the three months ended March 31, 2009 and 2008, were as follows:

	2009	2008
	(In thousands)
Unrealized gains (losses) (1)	$453	$(6,208)

Interest expense	$850	$5,513

(1)	Reported in noninterest income as net gain (loss) on derivative instruments and deposits measured at fair value in the consolidated statements of operations.

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below presents the balance of assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option as of March 31, 2009 and December 31, 2008:

March 31, 2009	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Investment securities available for sale (1)	$1,114	$3,849,528	$—	$3,850,642
Residential mortgage loans held for sale (1)	—	1,849	—	1,849
Derivatives, included in other assets (1)	—	15,562	—	15,562
Mortgage servicing rights, included in other assets (1)	—	—	3,319	3,319
Financial Liabilities:
Brokered Deposits (2)	—	60,286	—	60,286
Derivatives, included in deposits (1)	—	5,377	—	5,377
Derivatives, included in accrued expenses and other liabilities (1)	—	10,315	—	10,315

December 31, 2008	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Investment securities available for sale (1)	$2,912	$3,667,329	$—	$3,670,241
Residential mortgage loans held for sale (1)	—	1,270	—	1,270
Derivatives, included in other assets (1)		18,371	—	18,371
Mortgage servicing rights, included in other assets (1)	—	—	3,270	3,270
Financial Liabilities:
Brokered Deposits (2)	—	109,944	—	109,944
Derivatives, included in deposits (1)	—	6,986	—	6,986
Derivatives, included in accrued expenses and other liabilities (1)	—	11,254	—	11,254

(1)	Carried at fair value prior to the adoption of SFAS No. 159.

(2)	Represents items to which the Company has elected the fair value option under SFAS No. 159.
Level 3 assets measured at fair value on a recurring basis correspond to the mortgage servicing rights, which amounted to $3,319,000 and $3,270,000 at March 31, 2009 and December 31, 2008, respectively. For the three months ended March 31, 2009 and 2008, the Company capitalized mortgage servicing rights amounting to $146,000 and $123,000, respectively, and recognized an amortization expense of them of $97,000 and $62,000, respectively. The carrying amount of mortgage servicing rights, which is evaluated periodically for impairment, approximates the fair value (fair value is estimated considering prices for similar assets). In 2009 and 2008, there were no level 3 liabilities measured at fair value.
There were no transfers in and/or out of Level 3 for financial instruments recorded at fair value on a recurring basis during the three months ended March 31, 2009 and 2008.

The following is a description of the methods and assumptions used by the Company in estimating fair values for significant financial instruments measured at fair value:
• Investment Securities Available for Sale — The fair values of most of the investment securities available for sale are estimated based on quotations received from pricing service firms and/or securities dealers. These securities are generally classified within Level 2 of the valuation hierarchy and include U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities. Equity securities are traded in an active exchange market and are classified within Level 1 of the valuation hierarchy.
• Residential Mortgage Loans Held for Sale — Fair value is based on the contract price at which the mortgage loans are expected to be sold and are classified within Level 2 of the valuation hierarchy.
• Mortgage Servicing Rights (MSRs) — The carrying amount of mortgage servicing rights, which is evaluated periodically for impairment, approximates the fair value. MSRs do not trade in an active market with readily observable prices. MSRs are priced internally using prices for similar assets (which are based on discounted cash flow model with unobservable inputs). Due to the unobservable nature of valuation inputs used by valuation model, the MSRs are classified within Level 3 of the valuation hierarchy.
• Deposits —For fair value of SFAS 159 Brokered CDs refer to “Fair Value Option” section included in this Note. These deposits are classified within Level 2 of the valuation hierarchy.
• Derivative Assets and Derivative Liabilities —The fair value the derivative instruments is based on an independent valuation model that use primarily observable market parameters, such as yield curves, and takes into consideration the credit risk component, when appropriate. Derivatives are mainly composed of interest rate swaps, indexed option contracts and caps. These derivatives are classified within Level 2 of the valuation hierarchy.
Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain (loss) of $126,000 and $(527,000) as of March 31, 2009 and December 31, 2008, respectively.

Financial Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2009 and 2008, that were still held on the statements of financial condition at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2009 and December 31, 2008:

	Carrying Value
March 31, 2009	Level 1	Level 2	Level 3	Valuation Allowance
	(In thousands)
Assets:
Loans receivable (1)	$—	$—	$648,138	$121,833
Foreclosed real estate held for sale (2)	—	—	19,095	3,173

	Carrying Value
December 31, 2008	Level 1	Level 2	Level 3	Valuation Allowance
	(In thousands)
Assets:
Loans receivable (1)	$—	$—	$772,423	$128,983
Foreclosed real estate held for sale (2)	—	—	10,030	1,341

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of SFAS No. 114. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. age and condition), which are not market observable and have become significant to the fair value determination.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Valuation allowance is based on market valuation adjustments after the transfer from the loan portfolio to the foreclosed real estate held for sale portfolio.
17. SEGMENT INFORMATION
The Company’s management monitors and manages the financial performance of three reportable business segments, the traditional banking operations of Westernbank Puerto Rico, the activities of the division known as Westernbank International, which includes the activities of Westernbank Financial Center Corp. (“Westernbank International”) and the activities of the Asset-Based Lending Unit (”ABL”), which specializes in asset-based commercial business lending. Other operations of the Company not reportable in those segments include: Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income (loss) of its wholly-owned subsidiaries.

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
Westernbank International operates as an IBE under the International Banking Center Regulatory Act. Westernbank Financial Center Corp. was incorporated to carry out commercial lending and other related activities in the United States of America and commenced operations in February 2007. The operations of Westernbank Financial Center Corp, was largely inactive, and was closed during the third quarter of 2008. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008, substantially all of Westernbank International’s business activities consisted of investments in securities by the U.S. Government or U.S. sponsored agencies and money market instruments with entities located in the United States of America. Investment securities held by Westernbank International amounted to $1.8 billion and $1.9 billion at March 31, 2009 and December 31, 2008, respectively. These securities principally consisted of investment in U.S. Government agencies, GNMA, FHLMC and FNMA. There are no investments in residual tranches. At March 31, 2009 and December 31, 2008, management concluded that there was no other-than-temporary impairment on Westernbank International’s investment securities portfolio (see Note 5). Money market instruments amounted to $1.4 million and $1.3 million at March 31, 2009 and December 31, 2008, respectively. Money market instruments include interest bearing deposits with other financial institutions.
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

	As of and for the three months ended
	March 31, 2009
	Westernbank	Westernbank	Asset-Based	Total major	Other
	Puerto Rico	International	Lending Unit	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$16,903	$—	$—	$16,903	$—	$—	$16,903
Construction loans	10,105	—	—	10,105	—	—	10,105
Commercial loans	63,141	—	11,661	74,802	—	—	74,802
Mortgage loans	18,450	—	—	18,450	—	—	18,450
Treasury and investment activities	24,444	16,045	—	40,489	1,489	(1,842)	40,136

Total interest income	133,043	16,045	11,661	160,749	1,489	(1,842)	160,396
Interest expense	113,737	11,271	9,057	134,065	104	(1,842)	132,327

Net interest income	19,306	4,774	2,604	26,684	1,385	—	28,069

Provision for loan losses	(6,776)	—	(2,079)	(8,855)	—	—	(8,855)

Noninterest income, net:
Service and other charges on loans	1,843	—	398	2,241	—	—	2,241
Service charges on deposit accounts	2,392	—	—	2,392	—	—	2,392
Other fees and commisions	3,685	—	—	3,685	412	(67)	4,030
Trust account fees	—	—	—	—	525	(24)	501
Insurance commission fees	—	—	—	—	598	—	598
Net gain on derivative instruments and deposits measured at fair value	772	—	—	772	—	—	772
Net gain on sales and valuation of loans held for sale, securities and other assets	16,511	2,451	—	18,962	—	—	18,962

Total noninterest income	25,203	2,451	398	28,052	1,535	(91)	29,496

Equity in earnings of subsidiaries	289	—	—	289	1,158	(1,447)	—

Total net interest income and noninterest income	$38,022	$7,225	$923	$46,170	$4,078	$(1,538)	$48,710

Total assets	$14,185,981	$1,948,828	$762,879	$16,897,688	$1,686,487	$(3,475,336)	$15,108,839

	As of December 31, 2008 and for the three months ended
	March 31, 2008
	Westernbank	Westernbank	Asset-Based	Total major	Other
	Puerto Rico	International	Lending Unit	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$18,799	$—	$—	$18,799	$—	$—	$18,799
Construction loans	17,845	—	—	17,845	—	—	17,845
Commercial loans	84,024	656	16,005	100,685	—	—	100,685
Mortgage loans	19,144	—	—	19,144	—	—	19,144
Treasury and investment activities	42,326	23,019	—	65,345	1,509	(854)	66,000

Total interest income	182,138	23,675	16,005	221,818	1,509	(854)	222,473
Interest expense	146,349	19,934	12,967	179,250	433	(854)	178,829

Net interest income	35,789	3,741	3,038	42,568	1,076	—	43,644

Credit (provision) for loan losses	(6,016)	1,522	(10,463)	(14,957)	—	—	(14,957)

Noninterest income, net:
Service and other charges on loans	2,109	—	376	2,485	—	—	2,485
Service charges on deposit accounts	3,069	—	—	3,069	—	—	3,069
Other fees and commisions	4,451	15	—	4,466	502	(65)	4,903
Trust account fees	—	—	—	—	600	(34)	566
Insurance commission fees	—	—	—	—	338	(5)	333
Net loss on derivative instruments and deposits measured at fair value	(544)	—	—	(544)	—	—	(544)
Net gain (loss) on sales and valuation of loans
held for sale, securities and other assets	2,286	(1,450)	—	836	—	—	836

Total noninterest income (loss)	11,371	(1,435)	376	10,312	1,440	(104)	11,648

Equity in earnings (loss) of subsidiaries	721	—	—	721	(3,557)	2,836	—

Total net interest income and noninterest income (loss)	$41,865	$3,828	$(7,049)	$38,644	$(1,041)	$2,732	$40,335

Total assets	$14,022,308	$2,033,476	$765,690	$16,821,474	$1,628,524	$(3,167,101)	$15,282,897

18. CONTINGENCIES
In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying condensed consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, in consultation with internal and external legal counsels, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
LAWSUITS
The following describes the material legal proceedings that (1) were pending as of March 31, 2009; (2) were terminated during the period covered by this report; or (3) are pending as of the filing of this report. Thus, the description of a matter may include developments that occurred since March 31, 2009, as well as those that occurred during the period covered by this report.
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
The Company, Westernbank, and several individual and third-party defendants have moved to dismiss the claims asserted by the former officer and also moved to strike portions of his answer. The former officer has responded to those motions, including a request for leave to amend.
The initial pre-trial conference is set for December 18, 2009, and preliminary dates for the end of discovery and trial are set for May 10, 2010 and August 2, 2010, respectively, although the parties have agreed to request an extension of these dates at the initial pre-trial conference.
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
On December 15, 2009, the SLC filed its report with the Court under seal and moved to dismiss all remaining counts against all defendants.
The Company intends to vigorously defend this action.
• SEC Informal Inquiry — The SEC has requested information and documentation relating to Westernbank’s loans to Inyx. The Company has provided that information and the documents to the SEC Staff on a voluntary basis.
• Litigation Relating to the Inyx Loan — Westernbank Puerto Rico v. Kachkar, et al., 07-civ.-1606 (ADC-BJM) (D.P.R.) and member cases Inyx, Inc., et al. v. W Holding Company, Inc., et al, Civil No. 08-2428 (ADC-BJM) and Kachkar, et al. v. Westernbank Puerto Rico, Civil No. 08-2427 (ADC-BJM): Westernbank filed an initial complaint against Inyx, Inc., Jack Kachkar, Inyx’s Chief Executive Officer, and certain other officers in the United States District Court for the District of Puerto Rico on July 5, 2007, and amended the complaint on August 23, 2007. In its amended filing, Westernbank alleges violations of the U.S. Racketeer Influenced and Corrupt Organizations Act (“RICO”) and other fraud-based claims, as well as claims related to alleged breaches of certain loan agreements and guarantees. Westernbank, among other things: (a) seeks damages of over $142 million against the defendants under, among other causes of action, RICO; (b) requests payment of over $142 million from the defendants on amounts due and payable under certain loan agreements; and (c) requests that the Court order foreclosure on Westernbank’s collateral. On September 20, 2007, Westernbank moved to freeze certain of defendants’ assets. On July 23, 2008, a Report and Recommendation was issued by the Magistrate Judge recommending that Westernbank’s motion to freeze assets be granted (the “Asset Freeze Report and Recommendation”).
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
On October 22, 2009, Westernbank filed a motion for entry of partial judgment on its breach of contract claims pursuant to which Westernbank seeks entry of a judgment in excess of $150 million.
On October 30, 2009, Defendants requested that the case be stayed for 45 days because their counsel was transitioning to a new law firm and allegedly did not have access to the files during the transition. Defendants also requested leave to file replies to in support of the First and Second Motions for Reconsideration. Westernbank opposed the request for stay on November 3, 2009. The Court granted leave to file the replies but denied the request for stay, as requested by Westernbank. Defendants later requested a thirty day extension of after their counsel could gain access to the case files to submit these replies, as well as other documents, but the Court denied this request.
On November 6, 2009, the Court referred the case to a visiting judge for a settlement conference, which was held on November 9, 2009. No settlement was reached during the conference.
On November 10, 2009, Defendants filed a motion to strike Westernbank’s motion for partial summary judgment on the fraud guarantees, and the Court denied this request on the same date. Defendants filed a motion for reconsideration, which the Court also denied.
On November 23, 2009, Defendants opposed Westernbank’s motion for entry of partial judgment on its breach of contract claims. Westernbank replied on December 11, 2009.
On December 10, 2009, the Magistrate Judge issued a Report and Recommendation pursuant to which the Magistrate Judge recommended that Westernbank’s motion to dismiss the Counterclaims be granted. Defendants have until December 28, 2009, to file any objections to the Report and Recommendation.
The Company intends to vigorously defend this action.
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
On February 27, 2008, the Board of Directors of Westernbank, the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCIF”) and the FDIC reached an agreement (the “Informal Agreement”) which establishes timeframes for the completion of corrective and remedial measures which have been previously identified and are in process of completion. The Informal Agreement provides that the Board of Directors of Westernbank will, among other things, conduct management and loan reviews; review and make any necessary revisions to Westernbank’s asset/liability and investment policies; ensure the Westernbank’s compliance with the Bank Secrecy Act (“BSA”) and Westernbank’s BSA Compliance Program; correct all apparent violations of laws and regulations; formulate a plan to improve asset quality; submit and implement a profit and budget plan; develop and submit a capital plan to remain well-capitalized; and establish a compliance committee to monitor and coordinate compliance with the agreement. As described in Note 6, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $397.4 million at March 31, 2009 to a commercial group in Puerto Rico, which exceeds the statutory limit for loans to individual borrowers and continues to be a violation of the agreement. On May 20, 2008, a penalty of $50,000 was imposed by the OCIF. As of March 31, 2009, this loan relationship was not impaired. There can be no assurance that the OCIF and the FDIC will not take further action on this issue.
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
In May 2009, Westernbank entered into a Consent Order (the “Consent Order”) with the FDIC and the OCIF and W Holding Company, Inc. entered into a Written Agreement with the Board of Governors of the Federal Reserve System (the “Written Agreement”, and, together with the Consent Order, the “Orders”). The Orders formalize the Informal Agreement under which Westernbank has operated since February of 2008.
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
In addition to the aforementioned actions, the Consent Order requires Westernbank to maintain a Tier 1 leverage ratio of not less than 5.5% as of the date of the Consent Order, 5.75% at September 30, 2009 and 6.0% at March 31, 2010. Although Westernbank satisfies the quantitative definition of a well capitalized institution, by virtue of having a capital directive within the Consent Order, the Bank was deemed to be adequately capitalized. Simultaneously with the Consent Order, the FDIC granted Westernbank a renewable waiver for the issuance of brokered deposits, and in December 2009, the FDIC granted Westernbank’s request to roll over a portion of the Bank’s brokered deposits through March 31, 2010, subject to certain limitations. No assurance can be given that the Orders would not have a material adverse effect on the Company or Westernbank.
Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and permits the FDIC to place restrictions on interest rates that institutions may pay. On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.” The rule limits the interest rate paid by such institutions to 75 basis points above a “national rate,” defined as a simple average of rates paid by all institutions for which data are available. If an institution can provide evidence that its local rate is higher than the national rate, the FDIC may permit that institution to offer the higher local rate plus 75 basis points. However, because the local rates in Puerto Rico are significantly higher than the national rate, we intend to apply to the FDIC for permission to offer rates based on our higher local rates but we can make no assurances that such permission will be granted. Although the rule is not effective until January 1, 2010, the FDIC has stated that it will not object to the rule’s immediate application. The failure of the FDIC to recognize the significant disparity between the local and national rates for Puerto Rico institutions is likely to significantly impair our liquidity position.

19. SUBSEQUENT EVENTS
In May 2009, Westernbank entered into the Consent Order with the FDIC and the OCIF and W Holding Company, Inc., the bank holding company of Westernbank, entered into a Written Agreement with the Board of Governors of the Federal Reserve System. The Orders formalize an informal agreement under which Westernbank has operated since February of 2008. See Note 19 for a summary and description of the Orders.
On October 23, 2009, one of the Company’s largest commercial loan customers suffered an explosion and fire at one of its storage facilities. As of December 21, 2009, the impact of this explosion on the commercial loan customer’s operations and the resulting impact on its ability to repay its obligation to the Company could not be determined.
Subsequent events have been evaluated as of December 21, 2009, the date the Company’s condensed financial statements were issued, and determined that, other than the events described in the notes to the condensed consolidated financial statements no events have occurred that would require adjustments or disclosures to the Company’s unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
SELECTED FINANCIAL DATA

	Quarter ended March 31,
	2009	2008
	(Amounts in thousands, except per share data)
Income Statement Data:

Interest income	$160,396	$222,473
Interest expense	132,327	178,829

Net interest income	28,069	43,644
Provision for loan losses	(8,855)	(14,957)

Net interest income after provision for loan losses	19,214	28,687
Noninterest income	29,496	11,648
Noninterest expenses	(45,338)	(45,037)

Income (loss) before income taxes	3,372	(4,702)
Income taxes	(2,761)	37,314

Net income	611	32,612
Preferred stock dividends	4,614	9,228

Income (loss) attributable to common stockholders	$(4,003)	$23,384

Share Data:
Basic earnings (loss) per common share (1)	$(1.21)	$(7.09)
Diluted earnings (loss) per common share (1)	$(1.21)	$(7.08)
Cash dividends declared per common share (1)(2)	$0.21	$0.63
Cash dividends declared on common shares	$687	$2,062
Period end number of common shares outstanding (1)	3,298	3,298
Weighted average number of common shares outstanding on a fully diluted basis (1)	3,298	3,298
Dividend payout ratio (3)	(17.16)%	8.82%
Book value per share data (1)	$136.13	$146.49

Performance ratios:
Return on assets (4)	0.02%	0.19%
Return on common stockholders’ equity (4)	(3.84)	19.72
Anualized operating expenses to total end-of-period assets	1.20	0.81
Net yield on interest-earning assets	0.79	1.02

Capital Ratios:
Total capital to risk-weighted assets	10.66%	9.86%
Tier I capital to risk-weighted assets	9.39	8.58
Tier I capital to average assets	5.81	5.36
Equity-to-asset ratio (4)	6.24	5.96

Asset Quality Ratios:
Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	10.47%	11.25%
Total non-performing loans as a percentage of loans at end of period	16.65	18.02
Net loans charged-off to average total loans (5)	0.88	0.62
Allowance for loan losses to total loans at end of period	3.04	3.61
Allowance for loan losses to non-performing loans	18.29	20.02
Allowance for loan losses to non-performing loans, excluding loans collateralized by real estate	254.90	126.77

Other Information:
Common Stock Price: End of Period (1)	$9.09	$86.78

	As of
	March 31, 2009	December 31, 2008
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total assets	$15,108,839	$15,282,897
Interest bearing deposits in banks	1,181,566	1,096,465
Investments securities held to maturity, securities available for sale and trading securities	4,516,212	4,708,211
Loans-net	8,638,576	8,667,717
Total liabilities	14,129,049	14,367,530
Total deposits	10,647,971	11,002,173
Borrowings	2,985,497	3,281,074
Total preferred equity	530,838	530,838
Stockholders’ equity	979,790	915,367

(1)	Adjusted to reflect all Company stock splits and stock dividends, including, most recently, the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

(2)	Cash dividends amounts are rounded.

(3)	Common stockholders’ dividend declared divided by income (loss) attributable to common stockholders.

(4)	The return on assets is computed by dividing net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

(5)	Average balances were computed using beginning and period-end balances.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section analyzes the major elements of the Company’s condensed consolidated financial statements and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing elsewhere in this Quarterly Report on Form 10-Q. Readers should also review carefully Item 1, “Forward-Looking Statements” for a description of the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from those forward-looking statements.
     The MD&A includes the following sections:
•	DEFINITIONS: Provides a brief definition of key terms used through the MD&A.

•	GENERAL: Provides a brief description of the Company’s operations.

•	OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Provides a brief summary of the most significant events and drivers affecting the Company’s financial condition and results of operations.

•	CRITICAL ACCOUNTING POLICIES: Provides a discussion of the Company’s accounting policies that require critical judgment, assumptions and estimates.

•	RESULTS OF OPERATIONS: Provides an analysis of the condensed consolidated results of operations for the quarter ended March 31, 2009 compared to same period in 2008.

•	FINANCIAL CONDITION: Provides an analysis of the most significant balance sheet items that impact the Company’s financial statements and business.

•	REGULATORY CAPITAL RATIOS: Provides disclosures of the Company’s and Westernbank regulatory capital requirements.

•	RISK MANAGEMENT: Provides disclosure and analysis about the Company’s main risks, specifically credit risk, market risk and interest rate risk, liquidity risk, operation risk, legal risk, reputational risk, and concentration risk. This section also includes a discussion of the Company’s off-balance sheet activities and contractual obligations.
DEFINITIONS
•	Loans receivable — net — represents extensions of credit (commercial or personal) resulting from direct negotiations between Westernbank and a borrower, and which management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, net of any deferred fees or costs the allowance for loan losses.

•	Commercial real estate loans — extensions of credit secured by commercial real estate properties (excludes construction loans).

•	Residential real estate loans — extensions of credit secured by 1 to 4 family residential properties.

•	Construction loans — extensions of credit secured by real estate made to finance (a) land development (i.e., the process of improving land) preparatory to erecting new structures or (b) the on-site construction of industrial, commercial, residential, or farm buildings.

•	Total commercial real estate loans — includes commercial real estate and construction loans.

•	Commercial, industrial & agricultural (“C&I”) — extensions of credit to sole proprietorships, partnerships, corporations, and other business enterprises, whether secured (other than those that meet the definition of a “loan secured by real estate”) or unsecured, single-payment or installment.

•	Total commercial loans — includes commercial real estate, construction and C&I loans.

•	Consumer loans secured by real estate — extensions of credit secured by commercial real estate properties or residential real estate properties.

•	Consumer other — unsecured extensions of credit, includes installment loans, lines of credit, overdraft, and credit cards.

•	Total consumer loans — includes consumer loans secured by real estate and consumer other.

•	Retail deposits — includes non-interest bearing accounts, passbook accounts, NOW accounts, money market accounts and individual certificate of deposits.

•	Brokered Deposits — represents funds which Westernbank obtains, directly or indirectly, by or through any deposit broker for deposit into one or more deposit accounts.

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
The Company’s financial performance is reported in three primary business segments: (1) the traditional banking operations of Westernbank Puerto Rico, (2) the activities of the division known as Westernbank International, which includes the activities of WFCC (“Westernbank International”) and (3) the activities of the Asset-Based Lending Unit, which specialized in asset-based commercial business lending. Other operations of the Company not reportable in those segments include: Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income (loss) of its wholly-owned subsidiary. Refer to Note 17 of the accompanying unaudited condensed consolidated financial statements for additional information about the Company’s segment information.
The Company and its wholly owned subsidiaries’ executive offices are located at 19 West McKinley Street, Mayagüez, Puerto Rico 00680, and the telephone number is (787) 834-8000. The Company’s Internet address is www.wholding.com.

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total assets at March 31, 2009 decreased to $15.1 billion, from $15.3 billion at December 31, 2008. The decrease in total assets was mainly driven by decreases in the Company’s investment portfolio, excluding short-term money market instruments, coupled with a slight decrease in the Company’s loans portfolio. The investment portfolio, excluding short-term money market instruments, decreased $192.0 million, from $4.7 billion at December 31, 2008, to $4.5 billion at March 31, 2009, due to the Company’s decision to deleverage its balance sheet to strengthen the Company’s regulatory capital ratios. Loans receivable-net at March 31, 2009, decreased by $29.1 million, from $8.7 billion at December 31, 2008, primarily due to the Company’s decision to curtail major commercial lending since the summer of 2007 in light of worsening economic conditions in Puerto Rico and the application of stricter underwriting guidelines.
Total deposits decreased to $10.6 billion at March 31, 2009, from $11.0 billion at December 31, 2008. The decrease is mainly attributable to the decrease in brokered deposits. During the second half of 2008, the Company decided to increase its on-balance sheet liquidity through the issuance of brokered deposits in response to the financial crisis that impacted the markets in 2008. During late 2008 and the first half of 2009, the Company undertook additional actions to increase its off-balance sheet liquidity, including, among other things, the posting of additional collateral, thereby increasing its borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”). During 2009, as market conditions improved, the Company decided to decrease its level of on-balance sheet liquidity. Brokered deposits at March 31, 2009 and December 31, 2008 were $8.1 billion (77% of total deposits) and $8.5 billion (77% of total deposits), respectively. Retail deposits at March 31, 2009 and December 31, 2008 were $2.4 billion for both periods.
Stockholders’ equity increased to $979.8 million at March 31, 2009, from $915.4 million at December 31, 2008. The 2009 increase resulted principally from a positive variance of $69.0 million in the accumulated other comprehensive income, net of tax, on available for sale securities recognized during the period as a result of a favorable interest rate movements, coupled with a net income of $611,000 for the quarter ended March 31, 2009, offset in part by dividends of $5.3 million on the Company’s preferred and common stock shares declared during the first quarter of 2009. Net income for the quarter ended March 31, 2009 was $611,000, compared to a net income of $32.6 million for the quarter ended March 31, 2008. Basic and diluted earnings (loss) per common share for the quarter ended March 31, 2009 amounted to $(1.21), compared to basic earnings per common share of $7.09 ($7.08 on a diluted basis) for the same quarter in 2008, as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
The Company’s financial performance for the quarter ended March 31, 2009, as compared to the same quarter in 2008, was principally impacted by:
•	a decrease of $15.6 million in net interest income, due principally to lower loan yields, resulting primarily by the repricing of variable-rate construction and commercial loans tied to short-term indexes, coupled with lower yields in money market instruments, primarily due to the reinvestment of such instruments on a lower rate environment, offset in part by lower funding costs;

•	a decrease of $6.1 million in the provision for loan losses mainly attributable to the positive result of steps taken by the Company since the middle of 2007 to mitigate the overall credit risks underlying the Company’s total commercial loan portfolio and the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006;

•	an increase of $17.8 million in noninterest income due to gain on sales realized from the Company’s available for sale portfolio;

•	a decrease of $40.1 million in income tax benefits mainly due to agreements reached during the first quarter of 2008 with tax authorities that resulted in an income tax benefit of $33.3 million; and

•	an increase of $301,000 in noninterest expenses mainly due to an increase in deposit insurance premium and supervisory examination assessed by the FDIC, offset in part by decreases in salaries and employees’ benefits, professional fees, and advertising expenses.
The Company’s returns on average assets (ROA) and the returns on average common stockholders’ equity (ROCE) for the quarter ended March 31, 2009 were 0.02% and (3.84)%, respectively, compared to 0.19% and 19.72%, respectively, for the same quarter in 2008.
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies followed by the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. These estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from those estimates. The Company’s most significant estimates are the allowance for loan losses, the other-than temporary impairments, the valuation of financial instruments and the income tax and contingencies accruals.
Management has discussed the development and selection of the critical accounting policies and estimates with the Company’s Audit Committee. There have not been any material changes in the Company’s critical accounting policies since December 31, 2008.
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
The Company’s net interest income is subject to interest rate risk due to the re-pricing and maturity mismatch of the Company’s assets and liabilities. The Company manages its exposure to interest rate risk through the Company’s Assets and Liabilities Management Committee (“ALCO”). The

main objective of the Company’s Assets and Liabilities Management program is to invest funds judiciously and reduce interest rate risks while optimizing net income and maintaining adequate liquidity levels. As further discussed under the header “- Market Risk and Interest Rate Risk”, the Company uses several tools to manage the risks associated with the composition and repricing of assets and liabilities. Therefore, management has followed a conservative practice inclined towards the preservation of capital with adequate returns. The ALCO, which includes the entire Board of Directors and the Company’s senior management, is responsible for the asset-liability management oversight. The Investment Department is responsible for implementing the policies established by the ALCO.
Net interest income for the first quarter ended March 31, 2009, was $28.1 million, a decrease of $15.6 million or 36%, from $43.6 million for the same quarter in 2008. The decrease in net interest income was mainly due to a decrease in net yield on interest-earning assets coupled with a decrease in the Company’s average net earning assets. For the quarter ended March 31, 2009, the net yield on interest-earning assets decreased by 26 basis points, from 1.05% for the quarter ended March 31, 2008, to 0.79% for the quarter ended March 31, 2009. The decrease in net yield on interest-earning assets for the quarter ended March 31, 2009, was driven by the following factors: lower loan yields resulting primarily by the repricing of variable-rate construction and commercial loans tied to short-term indexes; and the impact of outstanding non-performing loans, mainly due to the slowdown in the Puerto Rico economy. The Company’s repricing mismatch of its assets and liabilities also contributed to the decrease in net interest income. For further details on the Company’s interest rate risk profile, refer to “Risk Management — Market Risk & Interest Rate Risk” section of this discussion. These factors were offset in part by a decrease of 65 basis points in the Company’s overall cost of funds, from 4.58% for quarter ended March 31, 2008, to 3.93% for same quarter in 2009, principally due to the repricing of interest-bearing liabilities in a lower rate environment. The average interest rates paid on total deposits decreased 62 basis points, from 4.56% for the quarter ended March 31, 2008, to 3.94% for the same quarter in 2009. The decrease was driven by lower interest rates on retail and brokered deposits. Average interest rates paid on retail deposits decreased by 76 basis points, from 3.34% for the quarter ended March 31, 2008, to 2.58% for the same quarter in 2009. Average interest rates paid on brokered deposits decreased by 57 basis points, from 4.91% for the quarter ended March 31, 2008, to 4.34% for the quarter ended March 31, 2009. The average interest rates paid on federal funds purchased and repurchase agreements decreased 76 basis points, from 4.62% for the quarter ended March 31, 2008, to 3.86% for the same quarter in 2009. The average interest rate paid on advances from the FHLB increased by 118 basis points, from 4.77% for the quarter ended March 31, 2008, to 5.95% for the same quarter in 2008.
Average interest-earning assets for the quarter ended March 31, 2009 decreased by $2.4 billion, or 14%, compared to the same quarter in 2008, driven by an overall decrease in the average investment securities portfolio of $1.9 billion, or 26%, due to the Company’s decision to de-leverage its balance sheet to improve regulatory capital ratios. Average investments securities, excluding mortgage backed securities, decreased by $4.8 billion, or 91% for the quarter ended March 31, 2009, when compared to same quarter in 2008. Average mortgage backed securities and average money market instruments increased by $2.7 billion and $215.3 million, respectively, for the quarter ended March 31, 2009, from $1.1 billion and $883.4 million, respectively, for the same quarter in 2008. During the first quarter of 2008, approximately $4.8 billion of callable agency securities were early redeemed through call exercises due to the drop in rate in the long end of the yield curve. As a result, the Company repositioned its investment portfolio by reinvesting the proceeds in mortgage-backed securities. The increase in average money market instruments reflects the Company’s decision to increase its on-balance sheet liquidity in response to the financial crisis that impacted the markets during 2008.

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

	Three Months Ended March 31,
	2009			2008
			Annualized			Annualized
		Average	Average		Average	Average
	Interest	Balance (1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
			(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$120,260	$9,009,910	5.41%	$156,473	$9,531,485	6.60%
Investment securities (3)	3,475	493,793	2.85	46,383	5,273,576	3.54
Mortgage-backed securities (4)	35,865	3,800,062	3.83	11,463	1,085,911	4.25
Money market instruments	796	1,098,637	0.29	8,154	883,360	3.71

Total	160,396	14,402,402	4.52	222,473	16,774,332	5.33

Interest-bearing liabilities:
Deposits:
Retail	15,254	2,402,268	2.58	19,306	2,324,956	3.34
Brokered	87,434	8,163,679	4.34	98,759	8,095,698	4.91

Total	102,688	10,565,947	3.94	118,065	10,420,654	4.56
Federal funds purchased and repurchase agreements	29,023	3,049,311	3.86	59,720	5,202,634	4.62
Advances from FHLB	616	42,000	5.95	1,044	88,065	4.77

Total	132,327	13,657,258	3.93	178,829	15,711,353	4.58

Net interest income	$28,069			$43,644

Interest rate spread			0.59%			0.76%

Net interest-earning assets		$745,144			$1,062,979

Net yield on interest-earning assets (5)			0.79%			1.05%

Ratio of interest-earning assets to interest-bearing liabilities		105.46%			106.77%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Loan fees, net amounted to $2.1 million for the three-month periods ended March 31, 2009 and 2008, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31,
	2009 vs. 2008
	Volume	Rate	Total
		(In thousands)
Interest income:
Loans	$(8,147)	$(28,065)	$(36,212)
Investment securities (1)	(35,102)	(7,806)	(42,908)
Mortgage-backed securities (2)	25,491	(1,089)	24,402
Money market instruments	2,616	(9,974)	(7,358)

Total decrease in interest income	(15,142)	(46,934)	(62,076)

Interest expense:
Deposits:
Retail	660	(4,712)	(4,052)
Brokered	829	(12,154)	(11,325)

Total	1,489	(16,866)	(15,377)
Federal funds purchased and repurchase agreements	(21,676)	(9,021)	(30,697)
Advances from FHLB	(789)	361	(428)

Total increase in interest expense	(20,976)	(25,526)	(46,502)

Increase (decrease) in net interest income	$5,834	$(21,408)	$(15,574)

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
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
For the first quarter of 2009, the Company provided $8.9 million for loan losses, as compared to $15.0 million for the same quarter in 2008.

The decrease of $6.1 million in provision for loan losses reflects the positive results of steps taken by the Company since the middle of 2007 to mitigate the overall credit risks underlying the Company’s total commercial loan portfolio and the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006. These steps included setting portfolio limits and applying stricter underwriting guidelines, among others. As a result of these steps, among other things, the Company’s loan portfolio decreased by $486.4 million, from $9.4 billion at March 31, 2008, to $8.9 billion at March 31, 2009 and the Company’s non-performing and impaired loans decreased by $209.4 million or 12% from March 31, 2008 to March 31, 2009.
For discussion regarding Loans Charged-Off, Non-Performing and Impaired Loans, Allowance for Loan Losses, and related ratios refer to “Non-performing loans, Troubled Debt Restructurings and Foreclosed Real Estate Held For Sale” under “Financial Condition.”
Noninterest Income
Total noninterest income amounted to $29.5 million for the quarter ended March 31, 2009, as compared to $11.6 million for the same quarter in 2008.
The following table presents the components of total noninterest income:

	Three months ended March 31,
	2009	2008
	(In thousands)
Service and other charges on loans	$2,241	$2,485
Service charges on deposit accounts	2,392	3,069
Other fees and commissions	5,129	5,802
Net gain (loss) on derivative instruments and deposits measured at falue	772	(544)
Net gain on sales of loans, securities and others assets	18,962	836

Total noninterest income	$29,496	$11,648

For the quarter ended March 31, 2009, noninterest income increased $17.8 million or 153%, when compared to the same quarter in 2008. This increase was mainly the result of an increase of $18.1 million in net gain on sales of loans, securities and other assets coupled with a positive variance of $1.3 million in net gain on derivative instruments, as a result of variances on the mark-to-market valuation on derivative instruments. Both increases were offset in part by a decrease of $1.6 million in service and other charges on loans and deposit accounts and other fees and commissions. During the quarter ended March 31, 2009, as part of the Company’s de-leveraging efforts; the Company sold certain investments securities available for sale and recognized a gain on sale of $18.6 million. The decrease in service and other charges on loans was mainly due to lower volume of business in commercial loans due to the Company’s decision to curtail major commercial lending, principally related to the operations of the Asset-Based Lending Unit, in light of worsening economic conditions in Puerto Rico. Service charges on deposit accounts decreased by $677,000 for the quarter ended March 31, 2009, when compared to the same quarter in 2008, mainly due to a decrease in the volume of transactions as customers engaged in fewer transactions due to the current economic environment.

Other fees and commissions decreased by $673,000 for the quarter ended March 31, 2009, from $5.8 million for the same quarter in 2008. The decrease was due to lower merchant fees and lower automatic teller machine fees as a result of fewer activities.
Noninterest Expenses
Total noninterest expenses amounted to $45.3 million for the quarter ended March 31, 2009, as compared to $45.0 million for the same quarter in 2008. The following table presents the components of total noninterest expenses:

	Three months ended March 31,
	2009	2008
	(In thousands)
Salaries and employees’ benefits	$15,212	$16,947
Equipment expenses	3,281	3,458
Deposits insurance premium and supervisory examination	9,558	2,894
Occupancy	2,104	2,545
Advertising	1,612	2,832
Printing, postage, stationery and supplies	870	975
Telephone	534	792
Net loss (gain) from operations of foreclosed real estate held for sale	366	(222)
Municipal taxes	2,725	2,311
Professional fees	3,730	5,470
Other	5,346	7,035

Total noninterest expenses	$45,338	$45,037

Total noninterest expenses for the quarter ended March 31, 2009 increased by $301,000 compared to same quarter in 2008. The increase in total noninterest expenses for 2009 was mainly due to increases in deposit insurance premiums and supervisory examination and municipal taxes, offset in part by decreases in salaries and employees’ benefits, professional fees and advertising expenses. Notwithstanding significant increases in assessment rates imposed by the FDIC and municipal taxes, the Company maintained its level of noninterest expenses by proactively managing its controllable operating expenses. Specifically, during the fourth quarter of 2008, the Company implemented a restructuring plan, which included closing seven branches and the elimination of approximately 125 positions.
As a result of new assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005, deposit insurance premiums paid to the FDIC increased by $6.7 million when compared to same period in 2008. In addition, an emergency special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, was approved by the FDIC, for collection by the FDIC in the third quarter of 2009, based on applicable assets as of June 30, 2009. This special assessment resulted in an additional charge to Westernbank of $6.8 million, was accrued during the second quarter of 2009 when the assessment became effective and was paid on September 30, 2009.
Municipal tax expenses (a tax based on gross revenues, as defined) increased by $414,000 or 18% for the quarter ended March 31, 2009, from $2.3 million for the same quarter in 2008. The increase in municipal tax expenses was due to higher gross revenues earned, which is based on the prior year volume of business.

Salaries and employees’ benefits, the largest component of total noninterest expenses, decreased $1.7 million or 10% for the first quarter of 2009, compared to the same period in 2008. The decrease for the first quarter of 2009 when compared to the first quarter of 2008 is principally attributed to the aforementioned restructuring plan implemented during the fourth quarter of 2008, which led to a reduction in headcount and associated salaries and benefits. Total full time employees decreased from 1,556 at March 31, 2008, to 1,410 at March 31, 2009.
Professional fees expenses decreased by $1.7 million or 32% due to, among other things, the conclusion of the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other legal and regulatory matters.
Advertising expenses decreased by $1.2 million or 43% due to the Company’s decision to curtail investment in marketing efforts in light of the current economic environment.
Excluding salaries and employees’ benefits, deposit insurance premiums and supervisory examination, advertising expenses, municipal taxes and professional fees, noninterest expenses decreased by $2.1 million or 14%, during the quarter ended March 31, 2009, when compared to the same quarter in 2008. This is the result of continued cost control measures implemented by the Company.
Provision for Income Taxes
The Company’s primary tax jurisdiction is Puerto Rico. Under Puerto Rico income tax laws, the Company is required to pay the higher of an alternative minimum tax of 22% or regular statutory rates ranging from 20% to 39%. Under the Puerto Rico Internal Revenue Code (“PR-IRC”), all companies are treated as separate taxable entities. The Company, Westernbank, Westernbank Insurance Corp. and SRG Net, Inc. are subject to Puerto Rico regular income tax or alternative minimum tax on income earned from all sources. Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank, elected to be treated as a special partnership under the PR-IRC; accordingly, its taxable income or deductible loss is included in the taxable income of Westernbank. On March 9, 2009, the Governor of Puerto Rico signed into law Act No. 7 (“Act No. 7”), also known as Special Act Declaring a Fiscal Emergency Status to Save the Credit of Puerto Rico, which amended several sections of the PR-IRC, including sections related to income, property, excise and sales and use tax provision. Act No. 7, as amended by Act No. 37 approved on July 10, 2009, imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax determined, which is applicable to companies whose combined income exceeds $100,000, effectively increasing the maximum statutory rate from 39% to 40.95%. This temporary measure is effective for tax years that commenced after December 31, 2008 and before January 1, 2012.

For the quarter ended March 31, 2009, the Company’s provision for income taxes was $2.8 million, compared to a benefit of $37.3 million recorded for the same quarter in 2008. The decrease in income tax benefits is mainly attributable to a negative variance in the Company’s current provision for income taxes coupled with a decrease in the deferred income tax benefit. The current provision for income taxes for the first quarter of 2009 amounted to an expense of $1.2 million, a negative variance of $34.5 million when compared to an income tax benefit of $33.3 million for the same period in 2008. The negative variance in the current provision for income taxes in 2009 was mainly due to agreements reached with local and federal authorities during the first quarter of 2008 that yielded a benefit of $33.3 million for 2008.
Deferred income taxes reflect the impact of credit, net operating and capital losses carryforwards, and temporary differences between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The income tax provision for the quarter ended March 31, 2009 includes a deferred income tax provision of $1.5 million, a negative variance of $5.5 million when compared to a deferred income tax benefit of $4.0 million for the same quarter in 2008. The variance in deferred tax for the quarter ended March 31, 2009, is mainly attributable to temporary differences related to the changes in the allowance for loan losses (See Note 13 — “Income Taxes” — to the condensed consolidated financial statements).
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
The portion of the provision for income taxes related to unrecognized tax benefits amounted to a provision of $46,000 and a credit of $33.6 million for the quarters ended March 31, 2009 and 2008, respectively. The Company’s condensed consolidated statements of financial condition include liabilities of $2.0 million at March 31, 2009 and December 31, 2008, for the exposures resulting from income taxes related to unrecognized tax benefits identified by the Company in connection with this evaluation. Uncertain income tax positions at March 31, 2009 and December 31, 2008 mainly relate to certain expense deductions taken in income tax returns.
FINANCIAL CONDITION
Loans
Loans receivable-net, were $8.6 billion or 57% of total assets at March 31, 2009, a decrease of $29.1 million or 0.34%, when compared to balances at December 31, 2008.

The following table presents the composition of the loan portfolio at the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans (1)	$5,113,350	59.2%	$5,100,483	58.8%
Residential real estate loans	958,285	11.1	965,171	11.2
Construction loans	1,381,299	16.0	1,439,224	16.6
Commercial, industrial and agricultural (1)	716,629	8.3	716,514	8.3
Consumer — secured by real estate	496,897	5.7	494,556	5.7
Consumer — other	243,416	2.8	233,858	2.7

Total loans	8,909,876	103.1	8,949,806	103.3
Allowance for loan losses	(271,300)	(3.1)	(282,089)	(3.3)

Loans — net	$8,638,576	100.0%	$8,667,717	100.0%

(1)	Includes $779.3 million and $782.6 million at March 31, 2009 and December 31, 2008, respectively, of the outstanding loans of the Asset Based Lending Unit.
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
Total Commercial Loans
As of March 31, 2009, commercial real estate and construction loans were $6.5 billion or 75% and C&I loans were $716.6 million or 8% of the $8.6 billion loan portfolio-net, compared to commercial real estate and construction loans of $6.5 billion or 75% and C&I loans of $716.5 million or 8% of the $8.7 billion loan portfolio-net as of December 31, 2008. Over the last few years, the Company has emphasized the commercial loan segment in Puerto Rico. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The strategy has also enabled Westernbank to diversify its revenue sources, while maintaining its status as a secured lender, with approximately 89% of its loans collateralized by real estate as of March 31, 2009. As of March 31, 2009, the loan portfolios of the Asset Based Lending Unit amounted to $779.3 million (53% collateralized by real estate) compared to $782.6 million (60% collateralized by real estate) as of December 31, 2008.
At March 31, 2009, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $397.4 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. For this violation, Westernbank paid a penalty of $50,000 during 2008. As of March 31, 2009, this loan relationship was not impaired. There can be no assurance that the Commissioner of the OCIF will not take further actions on this issue.

At March 31, 2009, commercial real estate loans totaled $5.1 billion. Commercial lending, including commercial real estate, asset-based, unsecured business and construction lending are considered by management to be of a greater risk of collectibility than consumer lending, including, including residential real estate, because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico.
Westernbank has historically provided land acquisition, development, and construction financing to developers for residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 48 months.
The Company’s commercial real estate loan portfolio is mostly comprised of loans to owner-occupied borrowers in which the real estate collateral is taken as a secondary source of repayment. As of March 31, 2009, commercial real estate loans to owner-occupied borrowers amounted to 77% of total commercial real estate loans. These loans are sensitive to the economic condition and cash flow of the borrower’s business, but are less sensitive to market conditions, capitalization rates, vacancy rates and rental rates.

The composition of the Company’s construction loan portfolio as of March 31, 2009 by category follows:

(In thousands)
Loans for residential housing projects:
High — rise (1)	$166,991
Mid — rise (2)	263,810
Single — family detach	235,599
Mix	158,177

Total for residential housing projects	824,577

Construction loans to individuals secured by residential properties	6,738
Land loans	303,224
Loans for commercial projects:
Hospitals and other healthcare services	55,039
Shopping malls	39,362
Hotels	39,920
Piers	27,992
Others	87,705

Total before net deferred fees and allowance for loan losses	1,384,557
Net deferred fees	(3,258)

Total construction loan portfolio, gross	1,381,299
Allowance for loan losses	(98,298)

Total construction loan portfolio, net	$1,283,001

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than 7 stories.

(2)	Mid-rise relates to buildings up to seven stories.

(Dollars in
thousands)
Total undisbursed funds under existing commitments	$252,863

Construction loans in non-accrual status	$450,544

Net charge-offs — Construction loans for the quarter ended March 31, 2009	$13,239

Allowance for loan losses — Construction loans	$98,298

Non-performing construction loans to total construction loans	32.62%

Allowance for loan losses — construction loans to total construction loans	7.12%

Net charge-offs to total average construction loans	3.76%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units at March 31, 2009:

(In thousands)
Under $300,000	$268,140
$300,000 — $600,000	246,890
Over $600,000	309,547

Total	$824,577

Residential Real Estate Loans
Residential real estate loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At March 31, 2009, the Company’s residential real estate loan portfolio amounted to $958.3 million, a decrease of $6.9 million, when compared to balances as of December 31, 2008. The reduction is mainly the result of repayments received from a portfolio purchased from a mortgage originator group in Puerto Rico. The Company’s strategic intent is to emphasize residential real estate lending to diversify the Company’s revenue source and to increase liquidity.
Consumer Loans
The Company’s consumer loan category is comprised of consumer loans secured by real estate and other loans. The Company originates consumer loans secured by real estate in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Such loans generally have an interest rate that is variable based on market conditions. The loans are secured with a first or second mortgage on the property, including loans where another institution holds the first mortgage. The Company’s consumer other loan category consists principally of unsecured consumer and credit card loans. At March 31, 2009, the Company’s consumer loan portfolio totaled $740.3 million (of which $496.9 million were secured by real estate) compared to $728.4 million (of which $494.6 million were secured by real estate) at December 31, 2008. Consumer loans generally have shorter terms and higher interest rates than commercial and mortgage loans but generally involve more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.

The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at March 31, 2009. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		MATURITIES
			After one year to five years		After five years
	Balance	One year or		Variable	Fixed	Variable
	outstanding	less	Fixed interest	interest	interest	interest
	(In thousands)
Commercial real estate loans	$5,113,350	$2,011,433	$327,515	$312,688	$103,558	$2,358,156

Residential real estate loans	958,285	12,162	72,178	27,910	845,916	119
Construction loans	1,381,299	293,550	12,123	995,344	7,071	73,211
Commercial, industrial and agricultural	716,629	430,800	34,082	190,617	1,058	60,072
Consumer — secured by real estate	496,897	10,933	33,064	11,343	65,999	375,558
Consumer — other	243,416	110,918	104,061	8	27,165	1,264

Total	$8,909,876	$2,869,796	$583,023	$1,537,910	$1,050,767	$2,868,380

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
Westernbank offers the service of VISA TM and MasterCard TM credit cards. At March 31, 2009, there were approximately 21,647 outstanding accounts, with an aggregate outstanding balance of $49.5 million and unused credit card lines available of $74.3 million.
In connection with all consumer loans originated, Westernbank’s underwriting standards include a determination of the applicants’ payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.
Non-performing loans and foreclosed real estate held for sale
The Company places a loan in non-performing status as soon as management has doubts as to the ultimate collectibility of principal or interest or when contractual payments of principal or interest are 90 days overdue. When a loan is designated as non-performing, interest accrual is suspended and a specific provision is established, if required. When a borrower fails to make a required payment on a loan, Westernbank attempts to cure the deficiency by contacting the borrower. If the delinquency exceeds 90 days and is not cured through normal collection procedures, Westernbank will generally institute measures to remedy the default. For collateral dependant loans, if a foreclosure action is instituted and the loan is not cured, paid in full or refinanced, the property is sold at a judicial sale at which Westernbank may acquire the property. In the event that the property is sold at a price insufficient to cover the balance of the loan, the debtor remains liable for the deficiency. Thereafter, if Westernbank acquires the property, such acquired property is appraised and included in the foreclosed real estate held for sale account at the fair value less costs to sell at the date of acquisition. Then, this asset is carried at the lower of fair value less estimated costs to sell or cost until the property is sold.

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

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale of the Company at the dates indicated:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commercial real estate loans (1)	$854,659	$825,504
Residential real estate loans	51,040	43,106
Construction loans	450,544	523,093
Commercial, industrial and agricultural loans (2)	100,891	148,446
Consumer — secured by real estate	20,978	14,890
Consumer — other	5,541	4,992

Total non-performing loans	1,483,653	1,560,031
Foreclosed real estate held for sale	98,553	98,570

Total non-performing loans and foreclosed real estate held for sale	$1,582,206	$1,658,601

Interest that would have been recorded if the loans had not been classified as non-performing	$111,217	$90,704

Interest recorded on non-performing loans	$9,882	$25,874

Total non-performing loans as a percentage of total loans at end of period	16.65%	17.43%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	10.47%	10.85%

(1)	Includes $92.6 million and $118.2 million of loans of the Asset Based Lending Unit, formerly known as Westernbank Business Credit Division, at March 31, 2009 and December 31, 2008, respectively.

(2)	Includes $94.9 million and $141.2 million of loans of the Asset Based Lending Unit, formerly known as Westernbank Business Credit Division, at March 31, 2009 and December 31, 2008, respectively.
Total non-performing loans decreased by $76.4 million at March 31, 2009, when compared to $1.6 billion at December 31, 2008. The decrease in non-performing loans is mainly attributable to the Company’s decision to curtail major commercial lending, including construction lending, during the summer of 2007 and the application of stricter underwriting guidelines. Since the summer of 2007, as a result of the slowdown in the economy of Puerto Rico and after determining that one of the Bank’s largest asset-based lending relationships was impaired and that there was a significant collateral deficiency, the Company decided to curtail major commercial lending and to make adjustments to Company’s underwriting standards designed to strengthen the credit quality of its loan portfolio.
Non-performing loans in the commercial real estate mortgage portfolio at March 31, 2009 increased by $29.1 million, when compared to December 31, 2008. The increase is mainly attributed to five loan relationships with outstanding principal balances of $16.1 million, $14.5 million, $12.9 million, $11.9 million and $5.1 million. None of these loans require valuation allowances as of March 31, 2009. Such increase was partially offset by commercial real estate mortgage loans that the Company determined to return to accrual status based on payment performance, improving financial condition, and adequacy of collateral values, coupled with payoffs and pay downs received from impaired relationships.

Non-performing loans in the Asset-Based Lending Unit at March 31, 2009 decreased by $71.9 million, when compared to December 31, 2008. The decrease is mainly attributed to two loans with outstanding principal balances of $49.5 million and $20.3 million that the Company determined to return to accrual status based on payment performance, improving financial condition, and adequacy of collateral values, coupled with payoffs and pay downs received from impaired relationships. During the quarter ended March 31, 2009, no additional loans of the Asset-Based Lending Unit were down-graded to non-performing status, when compared to December 31, 2008.
Total non-performing loans in the construction loan portfolio were $450.5 million at March 31, 2009, compared to $523.1 million at December 31, 2008. The decrease of $72.5 million is mainly attributed to two loans with outstanding principal balance of $39.5 million and $27.8 million that the Company determined to return to accrual status based on payment performance and adequacy of collateral values, coupled with pay downs received from impaired relationships. During the quarter ended March 31, 2009, no additional construction loans were downgraded to non-performing status, when compared to December 31, 2008.
Non-performing loans in the total consumer loans portfolio increased by $6.6 million at March 31, 2009 when compared to balances at December 31, 2008. Such increase was mainly due to non-performing loans in the regular consumer loans portfolio which are collateralized by real estate due to effects of the aforementioned slowdown in the economy of Puerto Rico.
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
Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review and thus subject to specific allowance allocations. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Company. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of

a Loan, as amended. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or the fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.
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
At March 31, 2009, the allowance for loan losses was $271.3 million, consisting of $122.0 million specific allowance and $149.3 million of general allowance. At March 31, 2008, the allowance for loan losses was $339.0 million, consisting of $177.3 million of specific allowance and $161.7 million of general allowance. The decrease in specific allowance in 2009 was mainly attributable to charge-off taken for previously reserved impaired relationships, offset in part by specific allowances assessed for new impaired relationships. The decrease in the general allowance in 2009 is mainly attributable to a slightly lower overall loss ratio applied to unimpaired loans coupled with a decrease in the Company’s loan portfolio.
During the quarter ended March 31, 2009, the Company has not substantively changed in any material respect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Quarter ended March 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$282,089	$338,720

Loans charged-off:
Commercial real estate loans (1)	(1,052)	(5,925)
Residential real estate loans	(184)	(166)
Construction loans	(13,239)	(59)
Commercial, industrial and agricultural loans (2)	(1,853)	(5,477)
Consumer — other	(4,371)	(3,868)

Total loans charged-off	(20,699)	(15,495)

Recoveries of loans previously charged-off:
Commercial real estate loans	449	174
Residential real estate-mortgage loans	12	44
Construction loans	—	—
Commercial, industrial and agricultural loans	60	80
Consumer — other	534	487

Total recoveries of loans previously charged-off	1,055	785

Net loans charged-off	(19,644)	(14,710)
Provision for loan losses	8,855	14,957

Balance, end of period	$271,300	$338,967

Ratios:
Allowance for loan losses to total loans at end of period	3.04%	3.61%
Provision for loan losses to net loans charged-off	45.08%	96.53%
Recoveries of loans to loans charged-off in previous period	0.82%	2.18%
Net loans charged-off to average total loans (3)	0.88%	0.62%
Allowance for loans losses to non-performing loans	18.29%	20.02%
Allowance for loans losses to non-performing loans, excluding loans collateralized by real estate	254.90%	126.77%

(1)	Includes $3.2 million of loans charged-off of the Asset-Based Lending Unit during the quarter ended March 31, 2008. No loans were charged-off during the quarter ended March 31, 2009.

(2)	Includes $5.0 million of loans charged-off of the Asset-Based Lending Unit during the quarter ended March 31, 2008. No loans were charged-off during the quarter ended March 31, 2009.

(3)	Average loans were computed using beginning and period-end balances.
The allowance for loan losses at March 31, 2009 amounted to $271.3 million, compared to $339.0 million at March 31, 2008. As a percentage of total loans, the allowance for loan losses amounted to 3.04%, and 3.61% at March 31, 2009 and 2008, respectively. The Company maintains an allowance for loan losses to absorb probable credit-related losses inherit in its loans receivable portfolio. The allowance for loan losses is affected by net charge-offs, loan portfolio balance, and the provision for loan losses for each period. Refer to the discussion on the “Provision for Loan Losses” above for further details regarding the Company’s provision for loan losses.

The Company’s net loans charged-off for the first quarter of 2009 was $19.6 million or 0.88% of average loans on an annualized basis, compared to $14.7 million or 0.62% of average loans on an annualized basis for the same period in 2008. The increase in net loans charged-off was driven by charge-offs for the construction loan portfolio. Historically, losses in portfolios secured by real estate, whether residential or commercial (excluding construction), have not been significant. Conversely, losses in portfolio unsecured or secured by collateral other than real estate have been more significant.
For the quarters ended March 31, 2009 and 2008, the Company’s loan charge-offs from unsecured or secured by collateral other than real estate loan portfolios were 30% and 60%, respectively, of total loan charge-offs. The decrease in the ratio for quarter ended March 31, 2009, when compared to same period in 2008, was mainly related to an increase in charge-offs of the construction loan portfolio due to effects of the slowdown in the economy of Puerto Rico.
The following table presents the Company’s historical loss rate by loan category as of the end of each of the quarters presented:

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Net loans charge-off to average total loans:
Commercial real estate loans	0.05%	0.25%
Residential real estate loans	0.07%	0.01%
Construction loans	3.76%	—
Commercial, industrial and agricultural loans	1.00%	0.24%
Consumer — other	6.43%	0.15%

Total net loans charge-offs to average total loans	0.88%	0.62%

No construction loans were charged-off during the quarter ended March 31, 2008.
The accounts charged-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously charged-off amounted to $1.1 million for the quarter ended March 31, 2009 and $785,000 for the same quarter in 2008, an increase of $270,000.

The following table presents the allocation of the allowance for loan losses, the loan portfolio composition percentage and the allowance to total loans ratio in each loan category, as set forth in the “Loans” table above at the end of each period.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Allowance for loan losses:
Commercial real estate loans (1)	$112,482	$115,108
Residential real estate loans	3,923	3,948
Construction loans	98,298	110,777
Commercial, industrial and agricultural loans (2)	40,208	38,273
Consumer — secured by real estate	4,170	2,787
Consumer — other	12,219	11,196

Total allowance for loan losses	$271,300	$282,089

Loan portfolio composition percentages:
Commercial real estate loans	57.39%	56.99%
Residential real estate loans	10.76%	10.78%
Construction loans	15.50%	16.08%
Commercial, industrial and agricultural loans	8.04%	8.01%
Consumer — secured by real estate	5.58%	5.53%
Consumer — other and others	2.73%	2.61%

Total loans	100.00%	100.00%

Allowance to total loans ratio at period end applicable to:
Commercial real estate loans	2.20%	2.26%
Residential real estate loans	0.41%	0.41%
Construction loans	7.12%	7.70%
Commercial, industrial and agricultural loans	5.61%	5.34%
Consumer — secured by real estate	0.84%	0.56%
Consumer — other and others	5.02%	4.79%

Total loans	3.04%	3.15%

(1)	Includes an allowance for loan losses of $7.3 million and $8.2 million for the Asset-Based Lending Unit portfolio at March 31, 2009 and December 31, 2008, respectively.

(2)	Includes an allowance for loan losses of $39.5 million and $30.3 million for the Asset-Based Lending Unit portfolio at March 31, 2009 and December 31, 2008, respectively.
At March 31, 2009, the allowance for possible loan losses was 18.29% of total non-performing loans (“reserve coverage”) compared to 18.08% at December 31, 2008. The reserve coverage ratio is impacted by the Company’s business model. Specifically, as a secured lender, most of the Company’s loans are collateralized by real estate. As a result, a significant portion of the non-performing loans did not require a specific allowance given the adequacy of collateral coverage.

At March 31, 2009, the allowance for possible loan losses was 18.29% of total non-performing loans (“reserve coverage”) compared to 18.08% at December 31, 2008. The following table summarizes and segregates the Company’s reserve coverage ratio by the allowance methodology employed (specific or general allowance methodology) at March 31, 2009:

(Dollars in thousands)
Total loans
Total nonperforming loans	$1,483,653
Total allowance for loan losses	271,300
Reserve Coverage Ratio	18.29%

Nonperforming loans subject to specific impairment analysis per SFAS No. 114
Total nonperforming loans subject to specific impairment analysis	$1,342,687
Total specific valuation allowance	124,116
Reserve Coverage Ratio for loans subject to specific impairment analysis	9.24%

Nonperforming loans not subject to specific impairment analysis per SFAS No. 114
Total nonperforming loans	$140,966
Total general valuation allowance	147,184
Reserve Coverage Ratio for loans not subject to specific impairment analysis (“Homogenous Coverage Ratio”)	104.41%
The reserve coverage ratio is impacted by the Company’s business model. Most of the Company’s nonperforming loans are subject to specific reviews and to specific allowance allocations. Specifically, at March 31, 2009, 90% of the Company’s total nonperforming loans were subject to specific impairment analysis. The Company’s policies require specific impairment analysis to be based on recent appraisals (every 18 months or on a needed basis, in conformity with market conditions and regulatory requirements). The specific impairment analysis incorporates such appraisals in the calculation of the specific allowances. Due to the Company’s secured lender status and the adequacy of collaterals underlying the Company’s nonperforming loans, the reserve coverage ratio for loans subject to specific impairment analysis at March 31, 2009 was only 9%.
Excluding nonperforming loans subject to specific impairment analysis, the Company’s reserve coverage ratio (“Homogeneous Coverage Ratio”) at March 31, 2009 was 104%. The Homogenous Coverage Ratio is also influenced by the Company’s business model. Most of the loans subject to the Homogenous Coverage Ratio are secured with either commercial or residential real estate, for which the Company’s loss experience has been relatively low. Specifically, at March 31, 2009, 94% of the Company’s loans included in the Homogenous Coverage Ratio were secured with either commercial or residential real estate.

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
As of March 31, 2009 and December 31, 2008, Westernbank had commercial loans totaling $159.0 million and $122.9 million, respectively, that met the definition of TDR’s, and therefore have been accounted for as TDR’s. At March 31, 2009 and December 31, 2008, commercial loans accounted for as TDR’s and amounting to $10.2 million and $4.8 million, respectively, were in accrual status.
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
Historically, the Company’s loss experience with commercial real estate loans, including construction loans, has been relatively low due to the sufficiency of the underlying real estate collateral. As a consequence, at March 31, 2009, 48%, of the impaired loans did not require an allowance.

The following table sets forth information regarding the investment in impaired loans:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Investment in impaired loans:

Covered by a valuation allowance:
Commercial real estate loans (1)	$378,309	$389,550
Construction loans	333,802	440,847
Commercial, industrial and agricultural loans (2)	33,532	70,749

Sub-total	745,643	901,146

Do not require a valuation allowance:
Commercial real estate loans (3)	416,353	413,061
Construction loans	178,554	83,389
Commercial, industrial and agricultural loans (4)	104,447	73,580

Sub-total	699,354	570,030

Total	$1,444,997	$1,471,176

Valuation allowance for impaired loans:
Commercial real estate loans (5)	$46,799	$49,121
Construction loans	57,105	64,903
Commercial, industrial and agricultural loans (6)	20,212	16,994

	$124,116	$131,018

Percentage of valuation allowance to impaired loans	8.59%	8.91%

	For the three months ended
	March 31, 2009	March 31, 2008
	(In thousands)
Average investment in impaired loans:
Commercial real estate loans	$774,341	$854,063
Construction loans	518,296	486,697
Commercial, industrial and agricultural loans	199,067	343,220

	$1,491,704	$1,683,980

Interest collected and recognized as income on non-performing and impaired loans:
Commercial real estate loans	$8,757	$7,223
Construction loans	644	2,643
Commercial, industrial and agricultural loans	359	2,782

	$9,760	$12,648

(1)	Includes $6.5 million of loans of the Asset-Based Lending Unit at March 31, 2009 and December 31, 2008, respectively.

(2)	Includes $58.4 million and $111.1 million of loans of the Asset-Based Lending Unit at March 31, 2009 and December 31, 2008, respectively.

(3)	Includes $86.1 million and $38.5 million of loans of the Asset-Based Lending Unit at March 31, 2009 and December 31, 2008, respectively.

(4)	Includes $36.5 million and $101.9 million of loans of the Asset-Based Lending Unit at March 31, 2009 and December 31, 2008, respectively.

(5)	Includes $473,000 of loans of the Asset-Based Lending Unit at March 31, 2009 and December 31, 2008, respectively.

(6)	Includes $14.3 million and $12.5 million of loans of the Asset-Based Lending Unit at March 31, 2009 and December 31, 2008, respectively.

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
At the date of purchase, the Company classifies securities into one of three categories: held to maturity; trading; or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities for which management has the intent and ability to hold to maturity are classified as held to maturity and stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of income tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value if classified as available for sale, or to maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the condensed statements of operations.
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
The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.

The following table presents the carrying value of investments at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(In thousands)
Held to maturity :
US Government and agencies obligations (USGO’s)	$1,690	$372,311
Puerto Rico Government and agencies obligations (PRGO’s)	13,312	13,312
Corporate notes	21,436	21,436
Mortgage — backed securities	629,132	630,911

Total	665,570	1,037,970

Available for sale:
USGO’s	201,038	307,880
PRGO’s	11,447	11,457
Mortgage — backed securities	3,637,043	3,347,992
Equity securities — common stock	1,114	2,912

Total	3,850,642	3,670,241

Total investments	$4,516,212	$4,708,211

Mortgage — backed securities at March 31, 2009 and December 31, 2008, consist of:

	March 31,	December 31,
	2009	2008
	(In thousands)
Available for sale:
Government National Mortgage Association (GNMA) certificates	$1,708,667	$526,376
Collateralized Mortgage Obligations (CMO’s) issued and guaranteed by GNMA	1,546,606	2,427,527
CMO’s issued and guaranteed by the Federal National Mortgage Association (FNMA)	368,220	380,438
CMO’s issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC)	13,550	13,651

Total available for sale	3,637,043	3,347,992

Mortgage — backed securities held to maturity:
GNMA certificates	5,334	5,574
FHLMC certificates	1,846	1,942
FNMA certificates	2,641	2,691
CMO’s certificates issued or guaranteed by FHLMC	550,822	551,802
CMO’s certificates issued or guaranteed by FNMA	68,489	68,902

Total held to maturity	629,132	630,911

Total mortgage-backed securities	$4,266,175	$3,978,903

The carrying amount of investment securities at March 31, 2009, by contractual maturity (excluding mortgage-backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$101,951	1.32%
Due after one year through five years	100,777	4.04

	202,728	2.72

Puerto Rico Government and agencies obligations:
Due within one year	469	3.80
Due after one year through five years	23,795	4.10
Due after five years through ten years	495	4.86

	24,759	4.11

Other:
Due after ten years	21,436	8.33

Total	248,923	3.34
Mortgage — backed securities	4,266,175	4.14
Equity securities	1,114	1.67

Total	$4,516,212	4.10%

The Company evaluates for impairment its investment securities on a quarterly basis or earlier if other factors indicative of potential impairment exist. An impairment charge in the condensed consolidated statements of operations is recognized when the decline in the fair value of the securities below their cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether it should recognize an impairment charge, including, but not limited to the length of time and the extent to which the fair value has been below its cost, the expectations for that security’s performance, the credit worthiness of the issuer, and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value.
The Company’s investment portfolio as of March 31, 2009 and December 31, 2008, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC or FNMA. In addition, the Company does not have investments in residual tranches.
At March 31, 2009 and December 31, 2008, the unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at March 31, 2009 and December 31, 2008, all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $21.3 million and $69.5 million at March 31, 2009 and December 31, 2008, respectively.

Deposits
Westernbank offers a diversified choice of deposit accounts. At March 31, 2009, total deposits, including brokered deposits, amounted to $10.6 billion, a decrease of $354.2 million or 3%, when compared to $11.0 billion at December 31, 2008. The decrease is mainly attributed to a decrease in brokered deposits, offset in part by an increase in retail deposits, mainly noninterest bearing deposits. The Company’s brokered deposits at March 31, 2009, amounted to $8.1 billion, a decrease of $347.6 million or 4% as compared to balances of $8.5 billion at December 31, 2008. In connection with its asset/liability management, the Company uses brokered deposits since these deposits provide the flexibility of selecting short, medium and long term maturities to better match the Company’s asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore these are considered under many circumstances to be a less stable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as Westernbank, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. However, while the Company believes that the benefits of brokered deposits outweigh the risk of deposit instability given that these accounts have historically been a stable source of funds. Westernbank’s ability to issue brokered deposits is subject to certain limitations. See “Regulatory Capital Ratios” below.
The Company offers deposits accounts through its retail branch network. Retail deposits are principally attracted from retail and commercial customers in Puerto Rico, the Company’s primary market area, through the offering of a broad selection of deposit instruments, including passbook, negotiable order of withdrawal, or NOW, and Super NOW, checking and commercial checking accounts and time deposits. Retail deposits at March 31, 2009 increased by $12.6 million when compared to balances at December 31, 2008. The increase was mainly attributable to an increase in non-interest bearing deposits, offset in part by decreases in savings and certificates of deposit. Non-interest bearing deposits increased by $41.9 million or 17% from $250.4 million at December 31, 2008, to $292.3 million at March 31, 2009, due to increased volume of business from the Company’s bank branches. Savings deposits decreased from $670.2 million as of December 31, 2008, to $656.9 million as of March 31, 2009, a decrease of $13.4 million or 2%. Retail certificates of deposits as of March 31, 2009 decreased by $116.9 million when compared with balances of $1.3 billion at December 31, 2008.

At March 31, 2009, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$131,864
over 3 months through 6 months	69,445
over 6 months through 12 months	138,924
over 12 months	96,862

Total	$437,095

The following table sets forth the average amount and the average rate paid on the following deposit categories for the three months ended March 31, 2009 and 2008:

	2009		2008
	Average	Average	Average	Average
	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$9,344,913	4.29%	$8,921,021	5.04%
Savings deposits	651,063	1.63%	706,981	2.04%
Interest bearing demand deposits	290,078	1.63%	353,378	2.69%
Noninterest bearing demand deposits	279,893	—	439,274	—

	$10,565,947	3.94%	$10,420,654	4.56%

Borrowings
The following table sets forth the borrowings of the Company at the dates indicated:

	March 31, 2009	December 31, 2008
	(In thousands)
Repurchase agreements	$2,908,716	$3,204,142
Advances from Federal Home Loan Bank (FHLB)	42,000	42,000
Mortgage note payable	34,781	34,932

	$2,985,497	$3,281,074

Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $2.9 billion in repurchase agreements outstanding at March 31, 2009, at a weighted average rate of 3.93%. Repurchase agreements outstanding as of March 31, 2009, mature as follows: $483.7 million within 30 days; $603.5 million within 31 days to one year; $1.6 billion in 2010; and $224.5 million in 2012.
Westernbank also obtains advances from FHLB of New York. As of March 31, 2009, Westernbank had $42.0 million in outstanding FHLB advances at a weighted average rate of 5.87%. Advances from FHLB mature in 2010.

At March 31, 2009, the Company had outstanding $2.4 billion in repurchase agreements for which the counterparties have the option to terminate the agreements at the first anniversary date and at each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $380.0 million at March 31, 2009, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase agreements and derivative transactions. Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty to the Company on certain interest rate swap and cap agreements guaranteed by LBHI. The filing of bankruptcy by LBHI was an event of default under the agreements. On September 19, 2008, the Company terminated all agreements with LBSF and replaced them with another counterparty under similar terms and conditions. In connection with such termination, the Company had an unsecured counterparty exposure with LBSF of approximately $484,600. This unsecured exposure was written-off during the third quarter of 2008.
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
The Company expects to receive from the LBI’s SIPA trustee notices of determination (i) denying the Company’s claims for treatment as a customer with respect to the securities held by LBI under the repurchase financing agreements, and (ii) converting the Company’s claim to a general creditor claim. As such time, the Company expects to file objections in court to this determination by the LBI’s SIPA trustee.
At March 31, 2009, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding a $34.8 million mortgage note, at an interest rate of 8.05% per year. The mortgage note was collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico. On July 12, 2009, Westernbank World Plaza, Inc. exercised the prepayment option and paid off the mortgage in full, thereby cancelling the mortgage note.

The following table presents certain information regarding Westernbank’s borrowings, excluding the mortgage payable, for the periods indicated.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Amount outstanding at period end	$2,950,716	$3,246,142
Monthly average outstanding balance	3,096,978	4,937,299
Maximum outstanding balance at any month end	3,229,055	6,000,775
Weighted average interest rate:
For the three months and year ended	3.84%	4.26%
At the end of period	3.96%	3.80%
Stockholders’ Equity
Stockholders’ equity increased to $979.8 million at March 31, 2009, from $915.4 million at December 31, 2008. The 2009 increase resulted principally from a positive variance of $69.0 million in the accumulated other comprehensive income, net of tax, on available for sale securities recognized during the period as a result of a favorable interest rate movements, coupled with net income of $611,000 for the first quarter of 2009, offset in part by dividends of $5.3 million on the Company’s preferred and common stock shares declared during the first quarter of 2009.
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
At March 31, 2009, the Company and Westernbank were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company and state non-member bank, respectively, (i.e., total capital to risk-weighted assets (“Total Capital Ratio”) and Tier 1 capital (“Tier 1 Capital Ratio”) to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets (“Leverage Ratio”) of at least 4%).

At March 31, 2009, Westernbank was considered well-capitalized for purposes of the prompt corrective action regulations adopted by the FDIC pursuant to the FDICIA. To be considered a well-capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10%, and not be subject to any written agreement or directive to meet a specific capital ratio. At March 31, 2009, Westernbank’s Leverage Ratio, Tier 1 Capital Ratio and Total Capital Ratio were 5.73%, 9.24%, and 10.51%, respectively.
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
In addition to the aforementioned actions, the Consent Order requires Westernbank to maintain a Leverage Ratio of not less than 5.5% as of the date of the Consent Order, 5.75% at September 30, 2009 and 6.0% at March 31, 2010. As of September 30, 2009, the Bank’s Leverage Ratio was 6.32%. Although Westernbank complies with the quantitative definition of a well capitalized institution, by virtue of having a capital directive within the Consent Order, the Bank was deemed to be adequately capitalized. Simultaneously with the Consent Order, the FDIC granted Westernbank a renewable waiver for the issuance of brokered deposits, and in December 2009, the FDIC granted Westernbank’s request to roll over a portion of the Bank’s brokered deposits through March 31, 2010, subject to certain limitations. No assurance can be given that the Orders would not have a material adverse effect on the Company or Westernbank.
The principal source of income and funds for the Company are dividends from its subsidiaries. Federal and Puerto Rico banking regulations place certain restrictions on dividends paid and loans or advances made by Westernbank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of Westernbank, and loans or advances are limited to 10 percent of Westernbank’s capital stock and surplus on a secured basis. On February 17, 2009, the Company and Westernbank’s Boards of Directors adopted a resolution to suspend the payment of dividends on Westernbank’s common stock and on the Company’s common shares and all of the outstanding series of its preferred shares, effective with the payment on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, to strengthen and maintain the Company and Westernbank’s capital positions.

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

Commercial lending, including commercial real estate and asset-based lending, unsecured business lending and construction lending, generally carry a greater risk than residential lending because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or from the cash flow generated by the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Commercial lending is diversified by product type and loan size with concentration levels established to manage the exposure. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial, real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico. Appraisals are obtained from qualified appraisers and are reviewed by an independent appraisal review group to ensure independence and consistency in the valuation process. Appraisal values for commercial and construction impaired loans are updated every 18 months or on an as needed basis, in conformity with market conditions and regulatory requirements. The Company manages its credit risk through credit policy, underwriting, and quality control procedures and an established delinquency committee. The Company also employs proactive collection and loss mitigation efforts. Furthermore, there are loans workout functions responsible for avoiding defaults and minimizing losses upon default of commercial and construction loans. The loans workout group utilizes relationship officers, collection specialists and attorneys.
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
In addition, during 2009 the Company strengthened its appraiser review function by creating an Appraisal Review Division. This is an independent unit reporting to the Company’s CCRO, staffed with experienced personnel. The Appraisal Review Department responsibilities, among others, include: (1) preparation of engagement and order appraisals; (2) revision of appraisals to ensure that appraised values submitted are properly supported, reasonable, and in compliance with all federal and state regulations, as well as the Company’s policies and procedures; (3) preparation of written review reports; (4) coordination with appraisers for any necessary corrections on appraisals prepared for the Company; and (5) providing advice and assistance to loan officers in the implementation of the Company’s appraisal policy. The Company has also employed proactive collection and loss mitigation efforts. Furthermore, there are Loan Workout functions responsible for avoiding defaults and minimizing losses upon default of commercial and construction loans. The group utilizes relationship officers, collection specialists and attorneys.
The Company may also have risk of default in the investment securities portfolio. The securities held by the Company are principally fixed-rate mortgage-backed securities and U.S. Treasury and agency securities. Thus, a substantial portion of these instruments is backed by mortgages, a guarantee of a U.S. government-sponsored entity or backed by the full faith and credit of the U.S. government and is deemed to be of the highest credit quality.
Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time and the extent to which the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to allow for any anticipated recovery in fair value. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the condensed consolidated statements of operations.
The Company’s investment portfolio as of March 31, 2009, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC or FNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of March 31, 2009. In addition, the Company does not have investments in residual tranches.
At March 31, 2009, the unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at March 31, 2009, all of them have maintained the highest rating by all the rating agencies and reflects a stable outlook.
The Company’s Management, comprised of the Company’s Chief Lending Officer, Chief Financial Officer, Chief Operating Officer, Chief Risk Officer, and other senior executives, has the primary responsibility for setting strategies to achieve the Company’s credit risk goals and objectives. These goals and objectives are documented in the Company’s Credit Policy Manual.
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
Westernbank has counterparty exposure to affiliates of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 15, 2008 in connection with certain securities repurchase agreements and derivative transactions. Lehman Brothers Special Financing Inc. (“LBSF”) was the counterparty to the Company on certain interest rate swap and cap agreements guaranteed by LBHI. The filing of bankruptcy by LBHI was an event of default under the agreements. On September 19, 2008, the Company terminated all agreements with LBSF and replaced them with another counterparty under similar terms and conditions. In connection with such termination, the Company had an unsecured counterparty exposure with LBSF of approximately $484,600. This unsecured exposure was written-off during the third quarter of 2008.
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
The Company expects to receive from the LBI’s SIPA trustee notices of determination (i) denying the Company’s claims for treatment as a customer with respect to the securities held by LBI under the repurchase financing agreements, and (ii) converting the Company’s claim to a general creditor claim. As such time, the Company expects to file objections in court to this determination by the LBI’s SIPA trustee.
The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers. For further details and information in the Company’s derivative credit risk exposure, refer to the “Market and Interest Rate Risk” section below.
For further information on the Company’s credit exposure and related analysis and ratios refer to “Loans” and “ Non-performing loans and foreclosed real estate held for sale” sections in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section of this Quarterly Report on Form 10-Q.
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

The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. As a general rule, long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold for cash soon after origination. In addition, the Company enters into certain derivative financial instruments to hedge various exposures or to modify interest rate characteristics of various statements of financial condition items. For instance, the Company enters into interest rate swaps to modify the interest rate characteristic of certain fixed-rate brokered certificates of deposit. This structured variable rate funding matches well with the Company strategy of having a large floating rate commercial loan portfolio. See “Note 15 — Derivative Instruments and Hedging Activities — Notes to Condensed Consolidated Financial Statements, included herein in Part I.
The table below shows the risk profile of the Company plus 200-basis point or minus 100-basis point parallel and gradual increase or decrease, respectively, of interest rates, as of March 31, 2009.

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
	(Dollars in thousands)
+200 Basis Points	$173,984	$(1,066)	(0.61)%
Base Scenario	175,050	—	—
-100 Basis Points (2)	178,990	3,940	2.25%

(1)	The NII (net interest income) figures exclude the effect of the amortization of loan fees.

(2)	Due to the low interest rate environment, the Company only modeled a 100-basis point downward adjustment.
At March 31, 2009, the Company’s interest rate risk profile was fairly neutral with only modest changes expected either on a 200 basis upward rate scenario or 100 basis point downward rate scenario. The model utilized to create the information presented above makes various estimates at each level of interest rate change regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. Actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change. In addition, the limits stated above do not necessarily take into account changes which management would undertake to realign its portfolio.
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
The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At March 31, 2009, the Company had $1.2 billion and $591.5 million of cash and cash equivalent reserves and unpledged investment securities, respectively, which could be used as collateral for borrowing.
Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances and borrowings from the FHLB of New York and other short and long-term borrowings, such as federal funds purchased and repurchase agreements. Other borrowings limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the broker deposits market as a source of cost effective source of fund in addition to local market deposit inflows. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the FHLB as a funding source, issuing notes payable, such as advances, and other borrowings, such as repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires Westernbank to maintain a minimum amount of qualifying collateral, after application of haircuts, with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. As of March 31, 2009, the Company has outstanding $42 million of advances from the FHLB. Since 2008, the Company has been continuously reviewing its real estate residential and commercial collateral to increase its ability to borrow from the FHLB. At March 31, 2009, the Company’s borrowing capacity with the FHLB was $621.0 million, with an availability of $579.0 million as of the same date.

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
Due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposit instability. The availability of additional brokered deposits depends on a variety of factors including market conditions and the Company’s and Westernbank’s overall financial condition. At March 31, 2009, the Company had $8.1 billion in brokered deposits, or 76% of total deposits.
In May 2009, the Company and Westernbank entered into (i) the Consent Order with the FDIC and the OCIF and (ii) the Written Agreement with the Board of Governors of the Federal Reserve System (which are referred to as the “Orders”). The Orders build on the informal agreement which Westernbank entered into with the FDIC in February of 2008. Concurrent with the Orders, the FDIC granted Westernbank a waiver for the issuance of brokered certificates of deposits. The waiver allows Westernbank to continue to issue brokered certificates of deposits. For a detailed description of these Orders, refer to “- Regulatory Capital Ratios” above.
At March 31, 2009, Westernbank had total deposits of $10.6 billion, of which $656.9 million or 6% consisted of savings deposits, $288.4 million or 3% consisted of interest bearing demand deposits, $292.3 million or 3% consisted of noninterest bearing deposits, and $9.4 billion or 88% consisted of time deposits and related accrued interest. Time deposits include brokered deposits amounting to $8.1 billion as of March 31, 2009. These accounts have historically been a stable source of funds.

At March 31, 2009, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$131,864
over 3 months through 6 months	69,445
over 6 months through 12 months	138,924
over 12 months	96,862

Total	$437,095

CONTRACTUAL OBLIGATIONS AND COMMITMENTS — Payments due, excluding interest, due by period for the Company’s contractual obligations (other than deposit liabilities) at March 31, 2009 are presented below:

		Due after one	Due after three
	Due within one	year through	years through	Due after five
	year	three years	five years	years	Total
	(In thousands)
Short-term borrowings	$483,716	$—	$—	$—	$483,716
Long-term borrowings	638,281	1,863,500	—	—	2,501,781
Operating lease obligations	2,607	4,398	2,783	3,750	13,538

Total contractual obligations	$1,124,604	$1,867,898	$2,783	$3,750	$2,999,035

The portion of the provision for income taxes related to unrecognized tax benefits amounted to a provision of $46,000 and a credit of $33.6 million for the quarters ended March 31, 2009 and 2008, respectively. Uncertain income tax positions mainly relate to income which could be subject to special flat income tax rates in a tax jurisdiction outside of Puerto Rico, and certain expense deductions taken in income tax returns. For further detail on the a liability for income taxes related to unrecognized tax benefits, refer to Note 13 to notes to the unaudited condensed consolidated financial statements, included herein in Part I — Item 1.
Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At March 31, 2009, the Company had $5.9 billion in time deposits that mature within twelve months.

The maturity distribution of the Company’s financial instruments with off-balance sheet risk expiring by period at March 31, 2009, is presented below:

		After one
	Less than one	year to five
	year	years	Total
	(In thousands)
Unused lines of credit	$94,281	$126,652	$220,933
Standby letters of credit	31,097	—	31,097
Commercial letters of credit	2,088	—	2,088
Commitments to extend credit	21,425	260,190	281,615

Total	$148,891	$386,842	$535,733

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
Legal Risk
Legal risk arises from the potential that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively affect the operations or condition of an organization. The Company’s management is responsible for minimizing the risks inherent in executing financial contracts and possible lawsuits. As a result, the Company has established specific communication guidelines, an in-house legal function and outside legal counselors. In general, these procedures are designed to ensure the enforceability of the Company’s contracts and to avoid adverse judgments and lawsuits. For purposes of addressing the Company’s Legal Risk at all levels, the Company has segregated Legal Risk in three major areas: Unenforceable Contracts; Lawsuits; and Adverse Judgments. The Company has established comprehensive internal control policies and procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. In addition, the Company has specialized business areas, such as the Internal Legal Department, Accounting Department, Internal Audit Function and Compliance Department, that assist different lines of business in the development and implementation of specific risk management practices.
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

At March 31, 2009, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $397.4 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. For this violation, Westernbank paid a penalty of $50,000 during 2008. As of March 31, 2009, this loan relationship was not impaired. There can be no assurance that the Commissioner of the OCIF will not take further actions on this issue.
At March 31, 2009, the Company had twenty-four relationships with an aggregate outstanding principal balance in excess of $50.0 million. Such balances represent 35% of the Company’s total loan portfolio.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding market risk to which the Company is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
Item 4. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
The Company’s management identified certain material weaknesses in the Company’s internal control over financial reporting as of December 31, 2008, as set forth under “Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2008 Annual Report on Form 10-K. A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5), or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009.
The Company is engaged in the implementation of remediation efforts to address the remaining material weakness in the Company’s internal control over financial reporting as of December 31, 2008. The Company’s remediation efforts related to credit quality review, appraisal report review and financial closing and reporting outlined in “Actions Relating to Material Weaknesses Remediated as of the Date of this Filing” under Item 9A, Controls and Procedures, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, are specifically designed to address the material weakness identified by the Company’s management. The Company will disclose any significant further developments arising as a result of its remediation efforts in future filings with the SEC.
Changes in Internal Control Over Financial Reporting
As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company outlined certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2008. The Company continued these remediation efforts during the quarter ended March 31, 2009. Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as described in Note 18 — Contingencies, included in Part I, Item 1 of this Form 10-Q, there are no material pending legal proceedings, other than ordinary routine legal proceedings incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
The following are additional risk factors which should be read in conjunction with Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our financial condition and results of operations. The risks and uncertainties described below and those described on our Annual Report on Form 10-K are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of, or that it currently deems immaterial, may also impair business operations, financial condition and/or results of operations. Except as noted below, there were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
We may be restricted in paying deposit rates above a national rate, which may adversely affect our ability to maintain and increase our deposit levels and may significantly impair our liquidity position.
Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and permits the FDIC to place restrictions on interest rates that institutions may pay. On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.” The rule limits the interest rate paid by such institutions to 75 basis points above a “national rate,” defined as a simple average of rates paid by all institutions for which data are available. If an institution can provide evidence that its local rate is higher than the national rate, the FDIC may permit that institution to offer the higher local rate plus 75 basis points. Westernbank is currently considered less than well capitalized. However, because the local rates in Puerto Rico are significantly higher than the national rate, we intend to apply to the FDIC for permission to offer rates based on our higher local rates but we can make no assurances that such permission will be granted. Although the rule is not effective until January 1, 2010, the FDIC has stated that it will not object to the rule’s immediate application. The failure of the FDIC to recognize the significant disparity between the local and national rates for Puerto Rico institutions is likely to significantly impair our liquidity position.
Holders of our preferred stock may be able to alter the composition of our Board of Directors.
We suspended dividend payments on all outstanding series of our preferred stock in the first quarter of 2009 and we are prohibited from paying such dividends on our preferred stock in the future under the terms of our Written Agreement with the Federal Reserve, without their prior written approval. While dividends on our preferred stock are noncumulative, meaning that dividends do not accrue and accumulate if we do not pay them, holders of any series of our preferred stock are granted certain rights in the event that, at the time of any annual meeting of our stockholders for the election of directors, we have failed to pay or declare and set aside for payment dividends for each of the 18 preceding monthly dividend periods for such series of preferred stock. In such event, the number of directors then constituting our Board of Directors shall be increased by one (if not already increased by one due to a default in preference dividends), and at such annual meeting such holders of our preferred stock, along with the holders of any other series of preferred stock which may have voting rights due to our failure to pay dividends, are entitled to elect such additional director to serve on our Board of Directors. The holders of our preferred stock would retain the ability to have such representation on our Board of Directors until the earlier of (i) the full term for which he or she shall have been elected or (ii) the payment of twelve consecutive monthly dividends. Therefore, if we are not able to resume dividend payments on our preferred stock, the holders of such stock may be able to alter the composition of our Board of Directors.
Item 6. Exhibits
10.1 Payment Agreement in the Event of a Change in Control, dated January 28, 2009, between Westernbank Puerto Rico and Mr. Lidio Soriano (incorporated by reference herein to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2007, filed on March 16, 2009).
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
Registrant:
W HOLDING COMPANY, INC.

Date: December 21, 2009	By	/s/ Frank C. Stipes
Frank C. Stipes, Esq.
Chairman of the Board, Chief Executive Officer and President

Date: December 21, 2009	By	/s/ Lidio V. Soriano
Lidio V. Soriano, CPA
Chief Financial Officer