Form 10-Q
period 2009-06-30
W HOLDING CO INC
filed 2009-12-21
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
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
CONTENTS

Page
PART I FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)	1

Condensed Consolidated Statements of Financial Condition as of June 30, 2009 and December 31, 2008	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008	2

Condensed Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Comprehensive Income (Loss) for the Six Months Ended June 30, 2009 and 2008	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	4

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	60

Item 3. Quantitative and Qualitative Disclosures About Market Risk	112

Item 4T. Controls and Procedures	112

PART II OTHER INFORMATION:

Item 1. Legal Proceedings	114

Item 1A. Risk Factors	114

Item 6. Exhibits	115

SIGNATURES	116
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Forward—Looking Information
Certain statements in this Quarterly Report on Form 10-Q, especially within Management’s Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In general, the word or phrases “may”, “should”, “will”, “expect”, “anticipate”, “estimate”, “project”, “intend”, “continue”, “believe” or similar expressions are intended to identify forward-looking statements. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company’s assets and liabilities, are inherently based upon predictions of future events and circumstances. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company’s expectations. Important factors which could cause its results to differ from any results which might be projected, forecasted or estimated, based on such forward-looking statements include, but are not limited to: (i) general economic and competitive conditions in the markets in which the Company operates, and the risks inherent in its operations; (ii) the Company’s ability to manage its credit risk and control its operating expenses, increase interest-earning assets and non-interest income, and maintain its net interest margin; (iii) fluctuations in interest rate and inflation; and (iv) the level of demand for new and existing products. Investors should refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as Item 1A of Part II of this Quarterly Report on Form 10-Q for a discussion of such factors and certain risks and uncertainties to which the Company is subject. Should one or more of these risks or uncertainties materialize, other risks or uncertainties arise, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements. Except as required by applicable law, the Company does not intend, and specifically disclaims any obligation, to update forward—looking statements.

Part I. Financial Information
Item 1. Financial Statements
W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$56,035	$68,368
Money market instruments:
Interest-bearing deposits in banks	589,432	1,096,465
Investment securities available for sale, at fair value with an amortized cost of $3,812,809 in 2009 and $3,713,645 in 2008	3,808,935	3,670,241
Investment securities held to maturity, at amortized cost with a fair value of $581,213 in 2009 and $1,020,837 in 2008	613,894	1,037,970
Federal Home Loan Bank stock, at cost	38,752	64,190
Residential mortgage loans held for sale, at lower of cost or fair value	39,562	18,871
Loans, net of allowance for loan losses of $240,832 in 2009 and $282,089 in 2008	8,590,479	8,667,717
Accrued interest receivable	47,393	56,224
Foreclosed real estate held for sale, net of allowance of $3,267 in 2009 and $3,104 in 2008	101,981	98,570
Other real estate held for sale, net	1,204	5,462
Premises and equipment, net	127,458	120,796
Deferred income taxes, net	154,481	155,661
Other assets	220,642	222,362

TOTAL	$14,390,248	$15,282,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$289,198	$250,380
Interest-bearing and related accrued interest payable, includes $14,312 in 2009 and $109,944 in 2008 of deposits measured at fair value	9,924,787	10,751,793

Total deposits	10,213,985	11,002,173
Repurchase agreements	2,710,424	3,204,142
Advances from Federal Home Loan Bank	92,000	42,000
Mortgage note payable	34,642	34,932
Securities purchased but not yet received	301,875	—
Advances from borrowers for taxes and insurance	12,005	11,759
Accrued expenses and other liabilities	79,158	72,524

Total liabilities	13,444,089	14,367,530

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference - $530,838 in 2009 and 2008); authorized 50,000,000 shares; issued and outstanding 18,156,709 shares in 2009 and 2008	18,157	18,157
Common stock — $1.00 par value per share; authorized 500,000,000 shares; issued and outstanding 3,297,815 shares in 2009 and 3,298,138 shares in 2008	3,298	3,298
Paid-in capital	870,603	870,450
Retained earnings:
Reserve fund	78,389	78,389
Accumulated losses	(23,954)	(13,939)
Accumulated other comprehensive loss, net of income tax	(334)	(40,988)

Total stockholders’ equity	946,159	915,367

TOTAL	$14,390,248	$15,282,897

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Loans, including loan fees	$115,251	$142,115	$235,511	$298,588
Investment securities	1,737	22,645	5,212	69,028
Mortgage-backed securities	33,241	29,507	69,106	40,970
Money market instruments	1,456	4,753	2,252	12,907

Total interest income	151,685	199,020	312,081	421,493

INTEREST EXPENSE:
Deposits	94,939	111,762	197,627	229,827
Federal funds purchased and repurchase agreements	28,055	53,777	57,078	113,497
Advances from Federal Home Loan Bank	627	677	1,243	1,721

Total interest expense	123,621	166,216	255,948	345,045

NET INTEREST INCOME	28,064	32,804	56,133	76,448
PROVISION FOR LOAN LOSSES	11,124	14,346	19,979	29,303

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,940	18,458	36,154	47,145

NONINTEREST INCOME:
Service and other charges on loans	2,293	2,717	4,534	5,202
Service charges on deposit accounts	2,140	2,983	4,532	6,052
Other fees and commissions	4,948	5,687	10,077	11,489
Net gain (loss) on derivative instruments and deposits measured at fair value	(26)	1,766	746	1,222
Net gain on sales and valuation of loans held for sale, securities, and other assets	18,318	13,493	37,280	14,329

Total noninterest income	27,673	26,646	57,169	38,294

NONINTEREST EXPENSES:
Salaries and employees’ benefits	13,432	15,915	28,644	32,862
Equipment	2,851	3,341	6,132	6,799
Deposits insurance premium and supervisory examination	19,009	3,727	28,567	6,621
Occupancy	2,201	2,757	4,305	5,302
Advertising	2,073	1,461	3,685	4,293
Printing, postage, stationery and supplies	886	1,217	1,756	2,192
Telephone	779	788	1,313	1,580
Net loss from operations of foreclosed real estate held for sale	168	331	534	109
Municipal taxes	2,799	2,473	5,524	4,784
Professional fees	3,719	2,625	7,449	8,095
Other	5,910	7,113	11,256	14,148

Total noninterest expenses	53,827	41,748	99,165	86,785

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES	(9,214)	3,356	(5,842)	(1,346)
PROVISION (CREDIT) FOR INCOME TAXES	(3,889)	2,258	(1,128)	(35,056)

NET INCOME (LOSS)	(5,325)	1,098	(4,714)	33,710
LESS DIVIDENDS TO PREFERRED STOCKHOLDERS	—	9,227	4,614	18,455

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,325)	$(8,129)	$(9,328)	$15,255

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(1.61)	$(2.46)	$(2.83)	$4.63

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2009	2008
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of year	$18,157	$18,157

Balance at end of period	18,157	18,157

Common stock:
Balance at beginning of year	3,298	3,298

Balance at end of period	3,298	3,298

Paid-in capital:
Balance at beginning of year	870,450	870,128
Stock-based compensation expense	153	133

Balance at end of period	870,603	870,261

Reserve fund:
Balance at beginning of year	78,389	78,389
Transfer from undivided profits	—	3,997

Balance at end of period	78,389	82,386

Undivided profits (accumulated losses):
Balance at beginning of year	(13,939)	31,383
Cumulative impact of change in accounting for financial assets and liabilities at fair value (SFAS No. 159 - See Note 1)	—	5,283

Balance at beginning of year — as adjusted	(13,939)	36,666
Net income (loss)	(4,714)	33,710
Cash dividends on common stock	(687)	(4,122)
Cash dividends on preferred stock	(4,614)	(18,455)
Transfer to reserve fund	—	(3,997)

Balance at end of period	(23,954)	43,802

Accumulated other comprehensive loss, net of income tax:
Balance at beginning of year	(40,988)	(5,119)
Other comprehensive income (loss)	40,654	(107,894)

Balance at end of period	(334)	(113,013)

Total Stockholders’ Equity	$946,159	$904,891

Comprehensive Income (Loss):
Net income (loss)	$(4,714)	$33,710

Other comprehensive income (loss):
Unrealized net gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period	76,616	(118,476)
Reclassification adjustment for losses (gains) included in net income (loss)	(37,086)	57

	39,530	(118,419)

Unrealized net gains on cash flow hedge derivatives - (fixed- price purchase contract):
Unrealized gains arising during the period:	4,333	—
Reclassification adjustment for gains included in net income (loss)	—	—

	4,333	—

Sub-total	43,863	(118,419)

Income tax effect	(3,209)	10,525

Other comprehensive income (loss)	40,654	(107,894)

Total Comprehensive Income (Loss)	$35,940	$(74,184)

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,714)	$33,710
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision (credit) for:
Loan losses	19,979	29,303
Unfunded loan commitments	89	—
Deferred income tax	(2,028)	(2,502)
Foreclosed real estate held for sale	163	63
Depreciation and amortization of:
Premises and equipment	4,720	4,096
Mortgage servicing rights	202	143
Stock-based compensation expense	153	133
Amortization of premium (discount)-net, on:
Investment securities available for sale	(108)	(1,782)
Mortgage-backed securities available for sale	4,520	165
Investment securities held to maturity	195	(12,551)
Mortgage-backed securities held to maturity	350	(15)
Loans	9	13
Amortization of discount on deposits	1,242	1,407
Amortization of net deferred loan origination fees	(4,392)	(4,277)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(37,086)	57
Called investment securities held to maturity	—	3
Mortgage loans held for sale	(194)	(6)
Derivative instruments	138	(1,879)
Deposits measured at fair value	(864)	2,939
Foreclosed real estate held for sale	138	(170)
Other real estate held for sale	—	(13,746)
Loans	—	261
Premises and equipment	(44)	(31)
Other assets	—	(2,299)
Capitalization of servicing rights	(266)	(225)
Originations of mortgage loans held for sale	(41,828)	(29,997)
Proceeds from sales of mortgage loans held for sale	21,331	17,504
Decrease (increase) in:
Trading securities	—	799
Accrued interest receivable	8,831	33,288
Other assets	(1,031)	(21,370)
Increase (decrease) in:
Accrued interest on deposits and borrowings	(30,274)	(30,939)
Other liabilities	12,233	(32,334)

Net cash used in operating activities	(48,536)	(30,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in banks	507,033	21,125
Net increase in federal funds sold and resell agreements	—	(177,100)
Cancellation of resell agreements over three months	—	429,238
Investment securities available for sale:
Maturities, prepayments and calls	283,892	990,352
Proceeds from sales	1,801,355	98,343
Purchases	(1,849,863)	(4,570,210)
Investment securities held to maturity:
Maturities, prepayments and calls	372,125	30,406,610
Purchases	—	(26,583,727)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	51,406	4,535
Loans:
Sales	—	12,783
Loan principal collections, net of originations	54,781	113,490
Purchases of derivative options	(2,095)	(507)
Proceeds from derivative instruments	4,395	8,061
Proceeds from sales of foreclosed real estate held for sale	3,145	451
Proceeds from sales of other real estate held for sale	—	19,675
Additions to premises and equipment	(6,734)	(4,450)
Proceeds from sales of premises and equipment	94	31
Proceeds from sales of other assets	—	2,299
Purchases of Federal Home Loan Bank stock	(21,646)	(48,715)
Redemptions of Federal Home Loan Bank stock	47,084	21,874

Net cash provided by investing activities	1,244,972	744,158

Forward	$1,196,436	$713,919

See notes to condensed consolidated financial statements.
(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2009	2008
Forward	$1,196,436	$713,919

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(753,345)	348,142
Net increase (decrease) in federal funds purchased and repurchase agreements	(221,648)	826,508
Repurchase agreements with original maturities over three months:
Payments	(272,070)	(1,803,575)
Net increase (decrease) in advances from Federal Home Loan Bank	50,000	(60,000)
Repayments of mortgage note payable	(290)	(262)
Cash paid on matured embedded derivatives	(4,136)	(7,649)
Net increase (decrease) in advances from borrowers for taxes and insurance	246	(325)
Dividends paid	(7,526)	(24,502)

Net cash used in financing activities	(1,208,769)	(721,663)

NET DECREASE IN CASH AND DUE FROM BANKS	(12,333)	(7,744)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	68,368	153,473

CASH AND DUE FROM BANKS, END OF PERIOD	$56,035	$145,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$276,998	$364,812
Income taxes	851	11,864
Noncash activities:
Accrued dividends payable	—	2,225
Net change in other comprehensive income (loss)	40,654	(107,894)
Securities purchased but not yet received	301,875	—
Mortgage loans securitized and transferred to trading securities	—	799
Transfer from :
Loans to foreclosed real estate held for sale	8,128	82,438
Undivided profits to reserve fund	—	3,997
Premises and equipments to other real estate held for sale	—	12,181
Other real este held for sale to premises and equipments	4,258	—
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	1,267	417
Unpaid additions to premises and equipment	577	207
Effect of derivative transactions:
Decrease (increase) in other assets	(21)	10,301
Decrease in deposits	(2,456)	(2,082)
Decrease in other liabilties	(2,582)	(6,581)
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
Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the Asset-Based Lending Unit operations), investments (treasury) and deposit products. Besides the traditional banking operations, at June 30, 2009, Westernbank operated four other divisions:

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
Westernbank owns 100% of the voting shares of:
•	Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district.

•	SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at June 30, 2009 and December 31, 2008, and for each of the three and six months period ended June 30, 2009 and 2008, were not significant.

•	Westernbank Financial Center Corp (“WFCC”), which was incorporated under the laws of the State of Florida to conduct commercial lending and other related activities in the United States of America. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. WFCC’s main asset consisted of a commercial loan of $34.7 million at June 30, 2008. The assets, liabilities, revenues and expenses of WFCC as of and for the three and six months ended June 30, 2008, were not significant.

•	Westernbank Insurance Corp., a general insurance agent placing property, casualty, life and disability insurances. On May 19, 2008, the Company contributed 100% of its ownership in WIC to Westernbank. The assets, liabilities, revenues and expenses of WIC at June 30, 2009 and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008, were not significant.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The (unaudited) Condensed Consolidated Financial Statements have been prepared in conformity with the accounting policies stated in the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of June 30, 2009 and December 31, 2008, the consolidated results of operations for the three and six months ended June 30, 2009 and 2008, the consolidated changes in stockholders’ equity and comprehensive income (loss), and cash flows for the six months ended June 30, 2009 and 2008. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2008, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations for the three and six months ended June 30, 2009 and 2008 and the cash flows for the six months ended June 30, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115. This Statement permits an entity to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Eligible items that are measured at fair value must be displayed on the face of the statements of financial condition. The Company adopted SFAS No. 159 on January 1, 2008 and recorded a cumulative effect adjustment of $5.3 million that was credited to retained earnings and decreased deposits, other assets and deferred income tax asset by $12.9 million, $4.2 million and $3.4 million, respectively. See Note 17.
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
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSB reiterates that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSB provides additional guidance and utilizes a two-step process to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability, and whether a transaction is not orderly. If it is determined that there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Accordingly, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, Fair Value Measurements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 157-4 in the second quarter of 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
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

The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 in the second quarter of 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. The Company adopted FSP No. 107-1 and APP 28-1 in the second quarter of 2009. See Note 17.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. SFAS 165 reflects the principles underpinning previous subsequent event guidance in existing accounting literature and US Auditing Standards (AU) Section 560, “Subsequent Events,” therefore the Company’s adoption of SFAS No. 165 should not result in significant changes in the subsequent events that the Company’s reports either through recognition or disclosure in the condensed consolidated financial statements. SFAS No. 165 requires the Company’s to disclose the date through which it has evaluated subsequent events, which for public entities, is the date the financial statements are issued. This SFAS became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 in the second quarter of 2009 did not have any impact on the Company’s condensed consolidated financial statements.
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
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of Statement 168 in the third quarter of 2009 will not have a material impact on the Company’s condensed consolidated financial statements.
In August 2009, the FASB updated the Codification in connection with the fair value measurement of liabilities to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurement. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustment to the quoted price of the asset are required, are Level 1 fair value measurements. This update is effective for the first reporting period (including interim periods) beginning after its issuance. The adoption of this guidance in the fourth quarter of 2009 is not expected to have any impact on the Company’s condensed consolidated financial statements.
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
2. EARNINGS (LOSS) PER SHARE
In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income (loss) attributable to common stockholders as adjusted to add back dividends on convertible preferred stock, by the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent assumed conversion of outstanding convertible preferred stock, which are determined using the if-converted method, and outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (33,674 shares in the three and six months ended June 30, 2009 and 2008, as adjusted to reflect the reverse stock split approved on November 7, 2008 and effective on December 1, 2008) was antidilutive in 2009 and 2008. The number of stock options outstanding at June 30, 2009 and 2008 were 113,535 and 134,369 respectively. In 2009 and 2008, no potentially dilutive common shares resulted from the stock options because the exercise price of the options was greater than the average market price of common stock.
Basic and diluted earnings (loss) per common share were computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Amounts in thousands, except		(Amounts in thousands, except
	per share data)		per share data)
Basic and diluted earnings (loss) per common share:
Net income (loss)	$(5,325)	$1,098	$(4,714)	$33,710
Less preferred stock dividends	—	9,227	4,614	18,455

Income (loss) attributable to common stockholders — basic and diluted	$(5,325)	$(8,129)	$(9,328)	$15,255

Weighted average number of common shares outstanding during the period — basic and diluted	3,298	3,298	3,298	3,298

Basic and diluted earnings (loss) per common share	$(1.61)	$(2.46)	$(2.83)	$4.63

3. DIVIDENDS DECLARED PER COMMON SHARE
The Company’s cash dividends per share declared for the six months ended June 30, 2009 and 2008 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE(1)
2009
January 30, 2009	February 16, 2009	$0.2083

2008 (2)
January 31, 2008	February 15, 2008	$0.2083
February 28, 2008	March 15, 2008	0.2083
March 30, 2008	April 17, 2008	0.2083
April 30, 2008	May 15, 2008	0.2083
May 31, 2008	June 15, 2008	0.2083
June 29, 2008	July 17, 2008	0.2083

Total		$1.2498

(1)	Dividends amounts in the table are rounded.

(2)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
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
Refer to Note 19 — “Contingencies — Regulatory Matters” below for a description of certain regulatory agreements entered into with the FDIC, the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico (“OCIF”) and the Board of Governors of the Federal Reserve System (the “FRB”) and the regulatory restrictions on the payment of dividends imposed by the agreements.

4. ACCUMULATED OTHER COMPRENSIVE LOSS, NET
Accumulated other comprehensive loss, net of income tax, consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Unrealized net losses on investment securities available for sale, net of income tax of $143,000 in 2009 and $2,415,000 in 2008	$(4,017)	$(40,988)

Unrealized net gains on cash flow hedge derivatives (fixed-price purchase contracts), net of income tax of $650,000 in 2009	3,683	—

Total	$(334)	$(40,988)

5. MONEY MARKET INSTRUMENTS
At June 30, 2009 and December 31, 2008, money market instruments included $589.4 million and $1.1 billion, respectively, in interest bearing deposits with other banks. At June 30, 2009 and December 31, 2008, the Company maintained $582.1 million and $1.1 billion, respectively, in interest-bearing deposits with the Federal Reserve Bank of New York. Restricted interest bearing deposits with other banks amounted to $3.6 million at June 30, 2009 and December 31, 2008. In addition, interest bearing deposits with other banks amounting to $400,000 were pledged to the Puerto Rico Treasury Department for Westernbank’s International Division at June 30, 2009 and December 31, 2008.

6. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
U.S. Government and agencies obligations (USGO’s)	$195,774	$744	$1,560	$194,958
Puerto Rico Government and agencies obligations (PRGO’s)	11,212	284	—	11,496

Subtotal	206,986	1,028	1,560	206,454

Mortgage-backed securities:
Government National Mortgage Association (GNMA) certificates	1,768,014	6,773	8,530	1,766,257
Collateralized mortgage obligations (CMO’s) issued and guaranteed by GNMA	1,461,120	7,294	165	1,468,249
CMO’s issued and guaranteed by Federal National Mortgage Association (FNMA)	361,459	—	7,574	353,885
CMO’s issued and guaranteed by Federal Home Loan Mortgage Corporation (FHLMC)	13,324	—	267	13,057

Subtotal	3,603,917	14,067	16,536	3,601,448

Equity securities — common stock	1,906	—	873	1,033

Total	$3,812,809	$15,095	$18,969	$3,808,935

Held to maturity:
PRGO’s	$13,303	$41	$17	$13,327
Corporate notes	21,436	—	11,116	10,320

Subtotal	34,739	41	11,133	23,647

Mortgage-backed securities:
GNMA certificates	5,085	223	—	5,308
FHLMC certificates	1,755	122	—	1,877
FNMA certificates	2,576	156	—	2,732
CMO’s issued and guaranteed by FHLMC	506,326	1,431	24,022	483,735
CMO’s issued and guaranteed by FNMA	63,413	910	409	63,914

Subtotal	579,155	2,842	24,431	557,566

Total	$613,894	$2,883	$35,564	$581,213

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
		(In thousands)
Available for sale:
USGO’s	$306,259	$1,621	$—	$307,880
PRGO’s	11,122	335	—	11,457

Subtotal	317,381	1,956	—	319,337

Mortgage-backed securities:
GNMA Certificates	523,339	3,332	295	526,376
CMO’s issued and guaranteed by GNMA	2,461,199	124	33,796	2,427,527
CMO’s issued and guaranteed by FNMA	395,492	—	15,054	380,438
CMO’s issued and guaranteed by FHLMC	14,328	—	677	13,651

Subtotal	3,394,358	3,456	49,822	3,347,992

Equity securities — common stock	1,906	1,006	—	2,912

Total	$3,713,645	$6,418	$49,822	$3,670,241

Held to maturity:
USGO’s	$372,311	$793	$—	$373,104
PRGO’s	13,312	3	167	13,148
Corporate notes	21,436	—	1,870	19,566

Subtotal	407,059	796	2,037	405,818

Mortgage-backed securities:
GNMA certificates	5,574	195	2	5,767
FHLMC certificates	1,942	88	—	2,030
FNMA certificates	2,691	118	1	2,808
CMO’s issued and guaranteed by FHLMC	551,802	788	16,987	535,603
CMO’s issued and guaranteed by FNMA	68,902	607	698	68,811

Subtotal	630,911	1,796	17,688	615,019

Total	$1,037,970	$2,592	$19,725	$1,020,837

The amortized cost and fair value of investment securities available for sale and held to maturity at June 30, 2009, by contractual maturity (excluding mortgage-backed securities), are shown below.

	Available For Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)
Due within one year	$100,000	$100,064	$470	$470
Due after one year through five years	33,652	34,616	12,348	12,369
Due after five years through ten years	73,334	71,774	485	488
Due after ten years	—	—	21,436	10,320

Subtotal	206,986	206,454	34,739	23,647

Mortgage-backed securities	3,603,917	3,601,448	579,155	557,566

Equity securities	1,906	1,033	—	—

Total	$3,812,809	$3,808,935	$613,894	$581,213

The following tables show the Company’s available for sale and held to maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
June 30, 2009	Value	Losses	Value	Losses	Value	Losses	Positions
				(In thousands)
Available for sale:

USGO’s	$71,774	$1,560	$—	$—	$71,774	$1,560	2

Mortgage-backed securities:
GNMA certificates	980,229	8,530	—	—	980,229	8,530	17
CMO’s issued and guaranteed by GNMA	66,570	165	—	—	66,570	165	2
CMO’s issued and guaranteed by FNMA	—	—	353,885	7,574	353,885	7,574	11
CMO’s issued and guaranteed by FHLMC	—	—	13,057	267	13,057	267	1

Subtotal	1,046,799	8,695	366,942	7,841	1,413,741	16,536	31

Equity securities	1,033	873	—	—	1,033	873	1

Total	$1,119,606	$11,128	$366,942	$7,841	$1,486,548	$18,969	34

Held to maturity:
PRGO’s	$—	$—	$5,004	$17	$5,004	$17	2
Corporate notes	2,160	2,085	8,160	9,031	10,320	11,116	3

Subtotal	2,160	2,085	13,164	9,048	15,324	11,133	5

Mortgage-backed securities:
CMO’s issued and guaranteed by FHLMC	—	—	381,386	24,022	381,386	24,022	5
CMO’s issued and guaranteed by FNMA	—	—	18,002	409	18,002	409	7

Subtotal	—	—	399,388	24,431	399,388	24,431	12

Total	$2,160	$2,085	$412,552	$33,479	$414,712	$35,564	17

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
December 31, 2008	Value	Losses	Value	Losses	Value	Losses	Positions
	(In thousands)
Available for sale:

Mortgage-backed securities:
GNMA certificates	$235,547	$295	$—	$—	$235,547	$295	6
CMO’s issued and guaranteed by GNMA	2,365,960	33,796	—	—	2,365,960	33,796	42
CMO’s issued and guaranteed by FNMA	—	—	380,439	15,054	380,439	15,054	11
CMO’s issued and guaranteed by FHLMC	—	—	13,651	677	13,651	677	1

Total	$2,601,507	$34,091	$394,090	$15,731	$2,995,597	$49,822	$60

Held to maturity:
PRGO’s	$3,905	$45	$8,770	$122	$12,675	$167	12
Corporate notes	4,096	148	15,470	1,722	19,566	1,870	3

Subtotal	8,001	193	24,240	1,844	32,241	2,037	15

Mortgage-backed securities:
GNMA certificates	139	2	—	—	139	2	2
FNMA certificates	67	1	—	—	67	1	1
CMO’s issued and guaranteed by FHLMC	13,588	204	462,737	16,783	476,325	16,987	9
CMO’s issued and guaranteed by FNMA	—	—	30,128	698	30,128	698	3

Subtotal	13,794	207	492,865	17,481	506,659	17,688	15

Total	$21,795	$400	$517,105	$19,325	$538,900	$19,725	30

Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment (“OTTI”). If the fair value of an available-for-sale or held-to-maturity security is less than its amortized cost basis, the Company must determine whether an OTTI has occurred. Under GAAP, the recognition and measurement requirements related to OTTI differ for debt and equity securities.
For debt securities, if the Company intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred, and the Company must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Company does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Company must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized through earnings and the non-credit component is recognized through accumulated other comprehensive income (loss). During the three and six months ended June 30, 2009 and 2008, the Company did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities.

For equity securities, the Company’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Company’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized in earnings. During the three and six months ended June 30, 2009 and 2008, the Company did not recognize OTTI on any of its available-for-sale equity securities.
The Company’s investment portfolio as of June 30, 2009 and December 31, 2008, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC or FNMA. In addition, the Company does not have investments in residual tranches.
At June 30, 2009 and December 31, 2008, the unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at June 30, 2009 and December 31, 2008, all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $54.5 million and $69.5 million at June 30, 2009 and December 31, 2008, respectively.
Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the six months ended June 30, 2009 and 2008, were as follows:

	2009	2008
	(In thousands)
Proceeds from sales	$1,801,355	$98,343
Gross realized gains	37,086	22
Gross realized losses	—	79
Unencumbered investment securities available for sale and held to maturity at June 30, 2009, amounted to $924,676,000 and $348,292,000, respectively, after taking into account the investment securities pledged described in Note 8.

7. LOANS
The loans portfolio consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
REAL ESTATE LOANS SECURED BY MORTGAGES ON:
Commercial real estate	$5,019,311	$5,105,663
Residential real estate, mainly one-to-four family residences	981,754	985,564
Construction and land acquisition	1,382,050	1,446,191

Subtotal	7,383,115	7,537,418

Plus (less):
Undisbursed portion of loans in process	(1,747)	(3,214)
Premium on loans purchased	33	42
Deferred loan fees — net	(26,239)	(29,303)

Subtotal	(27,953)	(32,475)

Real estate loans — net	7,355,162	7,504,943

OTHER LOANS:
Commercial, industrial and agricultural loans	707,442	721,987
Consumer loans:
Loans on deposits	28,639	28,753
Credit cards	50,272	49,301
Installment	694,086	649,961
Less deferred loan fees — net	(4,290)	(5,139)

Other loans — net	1,476,149	1,444,863

TOTAL LOANS	8,831,311	8,949,806

ALLOWANCE FOR LOAN LOSSES	(240,832)	(282,089)

LOANS — NET	$8,590,479	$8,667,717

At June 30, 2009, commercial real estate loans totaled $5.0 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of collectibility due principally to the size and risk concentration of such loan and for non-owner occupied commercial real estate due to the dependency on income production or future development of the real estate. The Company’s commercial real estate loan portfolio is mostly comprised of loans to owner-occupied borrowers in which the real estate collateral is taken as a secondary source of repayment. At June 30, 2009, commercial real estate loans to owner-occupied borrowers amounted to 77%. Non-owner occupied commercial real estate loans are principally collateralized by property dedicated to wholesale, retail and rental business activities.
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
At June 30, 2009, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $385.7 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. As of June 30, 2009, this loan relationship is not impaired. For this violation, Westernbank paid a penalty of $50,000 during 2008. There can be no assurance that the Commissioner of the OCIF will not take further actions on this issue.
The outstanding principal balance of non-performing loans at June 30, 2009 and December 31, 2009 amounted to $1,539,850,000 and $1,560,031,000, respectively. The interest that would have been recorded if the loans had not been classified as non-performing amounted to $31,618,000 and $27,859,000 for the six months ended June 30, 2009 and 2008, respectively. Interest collected and recognized as income on non-performing loans amounted to $18,645,000 and $22,510,000 for the six months ended June 30, 2009 and 2008.
The following table presents a reconciliation of changes in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Balance, beginning of period	$271,300	$338,967	$282,089	$338,720
Provision for loan losses	11,124	14,346	19,979	29,303
Recoveries of loans previously charged-off	591	1,405	1,646	2,190
Charge-off of uncollectible accounts	(42,183)	(26,816)	(62,882)	(42,311)

Balance, end of period	$240,832	$327,902	$240,832	$327,902

The following table sets forth information regarding the investment in impaired loans:

	June 30,	December 31,
	2009	2008
	(In thousands)
Investment in impaired loans:
Covered by a valuation allowance	$815,754	$901,146
Do not require a valuation allowance	679,457	570,030

Total	$1,495,211	$1,471,176

Impaired non-performing loans	$1,366,172	$1,364,192

Valuation allowance for impaired loans	$97,396	$131,018

	Six months ended June 30,
	2009	2008
	(In thousands)
Average investment in impaired loans	$1,459,416	$1,660,824

Interest collected and recognized as income on non-performing and impaired loans	$18,511	$21,190

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
The following table set forth commercial loans that fit the definition of TDR, and therefore have been accounted for as TDR:

	June 30,	December 31,
	2009	2008
	(In thousands)
Performing loans	$21,007	$4,768
Non-performing loans	140,313	118,137

Total	$161,320	$122,905

8. PLEDGED ASSETS
At June 30, 2009, residential and commercial mortgage loans amounting to $1,096,129,000 (see Note 13) and investment securities available for sale and held to maturity amounting to $2,884,259,000 and $265,602,000, respectively, were pledged to secure public funds (see Note 10), individual retirement accounts (see Note 10), repurchase agreements (see Note 11), advances and borrowings from the Federal Home Loan Bank (“FHLB”) (see Note 12), interest rate swap agreements (see Note 16), and pledged to the Federal Reserve Bank of New York ($2,912,000). Pledged investment securities available for sale and held to maturity amounting to $2,803,972,000 and $252,877,000, respectively, at June 30, 2009 can be repledged.

9. CLAIM RECEIVABLE FROM LEHMAN BROTHERS HOLDINGS INC.
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

10. DEPOSITS
Deposits consisted of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Noninterest bearing accounts	$289,197	$250,380
Passbook accounts	675,926	670,224
NOW accounts	292,642	275,530
Super NOW accounts	18,454	18,656
Money market accounts	39	37
Certificates of deposit (1)	8,852,205	9,672,333

Total	10,128,463	10,887,160
Accrued interest payable (2)	85,522	115,013

Total	$10,213,985	$11,002,173

(1)	Includes brokered deposits with contractual principal balance of $14.5 million and $109.3 million and measured at fair value of $14.3 million and $109.9 million, excluding accrued interest, at June 30, 2009 and December 31, 2008, respectively.

(2)	Includes $32,000 and $708,000 of accrued interest payable on brokered deposits measured at fair value at June 30, 2009 and December 31, 2008, respectively.
The weighted average interest rate of all deposits at June 30, 2009 and December 31, 2008, was approximately 3.61% and 4.09%, respectively. At June 30, 2009, the aggregate amount of deposits in denominations of $100,000 or more was $919,948,000 ($891,917,000 at December 31, 2008). Certificates of deposit include brokered deposits of $7,678,891,000 and $8,475,504,000 at June 30, 2009 and December 31, 2008, respectively.
At June 30, 2009, the scheduled maturities of certificates of deposit are as follows:

Year Ending
December 31,	(In thousands)
2009	$3,432,327
2010	3,795,703
2011	886,112
2012	578,143
2013	79,483
Thereafter	80,437

Total	$8,852,205

At June 30, 2009, the Company had pledged, investment securities held to maturity with a carrying value of $7,328,000, mortgage-backed securities held to maturity with a carrying value of $5,119,000 and investment securities available for sale with a carrying value of $59,586,000 to secure public funds, and mortgage-backed securities held to maturity with a carrying value of $166,000 as bond requirement for individual retirement accounts.

11. REPURCHASE AGREEMENTS
Repurchase agreements, and the related weighted average interest rates consisted of the following:

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
(Dollars in thousands)
Repurchase agreements:
Fixed rate	$2,710,424	3.91%	$3,204,142	3.77%

The Company enters into sales of securities under agreements to repurchase the same securities (“repurchase agreements”). Repurchase agreements are classified as secured borrowings and are reflected as a liability in the condensed consolidated statements of financial condition. Repurchase agreements require the Company to deliver securities to counterparties to collateralize the agreements. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities at the maturities of the agreements. The Company may be required to provide additional collateral based on the fair value of the underlying securities. At June 30, 2009, the Company had outstanding $2.4 billion in repurchase agreements for which the counterparties have the option to terminate the agreements at the first anniversary date and at each interest payment date thereafter.
Repurchase agreements at June 30, 2009 mature as follows:

Year ending
December 31,	(In thousands)
2009 (1)	$888,924
2010	942,000
2011	25,000
2012	409,500
2013	—
Thereafter	445,000

Total	$2,710,424

(1)	Includes $332.9 million of repurchase agreements which mature within 30 days.

Repurchase agreements (classified by counterparty) were as follows:

	June 30, 2009		December 31, 2008
		Fair Value		Fair Value
	Borrowing	of Underlying	Borrowing	of Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
Federal Home Loan Bank of New York	$338,000	$356,292	$1,073,000	$1,141,125
Salomon Smith Barney Inc. and affiliates	593,000	676,945	593,000	707,210
Credit Suisse First Boston LLC	672,002	752,627	532,142	600,820
J.P. Morgan Securities, Inc.	431,422	494,815	330,000	417,308
Barclays Capital, Inc.	330,000	385,715	330,000	374,508
Morgan Stanley Dean Witter	273,000	287,479	273,000	294,235
Merrill Lynch Government
Securities Inc. and affiliates	73,000	93,063	73,000	78,107

Total	$2,710,424	$3,046,936	$3,204,142	$3,613,313

Borrowings under repurchase agreements were collateralized as follows:

	June 30		December 31
	2009		2008
	Carrying	Fair	Carrying	Fair
Securities Underlying	Value of	Value of	Value of	Value of
Repurchase	Underlying	Underlying	Underlying	Underlying
Agreements	Collateral	Collateral	Collateral	Collateral
	(In thousands)
U.S. Government and agencies obligations (“USGO’s”) — held to maturity	$—	$—	$150,755	$151,028
USGO’s — available for sale	46,350	46,676	155,341	155,142
Mortgage-backed securities (“MBS”) — held to maturity	252,877	242,964	373,940	370,710
MBS — available for sale	2,760,502	2,757,296	2,981,040	2,936,433

Total	3,059,729	$3,046,936	3,661,076	$3,613,313

Accrued interest receivable of underlying securities	14,110		19,475

Total	$3,073,839		$3,680,551

12. LINES OF CREDIT
At June 30, 2009, the Company has an available line of credit with the FHLB of New York guaranteed with excess collateral already pledged, in the amount of $506.9 million (December 31, 2008 — $467.6 million). See Note 13 for the FHLB lines of credit terms. At June 30, 2009 and December 31, 2008, the Company did not have other outstanding lines of credit agreements.

13. ADVANCES FROM FEDERAL HOME LOAN BANK AND MORTGAGE NOTE PAYABLE
Advances from Federal Home Loan Bank and mortgage note payable, and the related weighted average interest rates consisted of the following:

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
ADVANCES FROM FHLB:
Fixed rate convertible advances (0.50% to 5.93%)	$92,000	2.96%	$42,000	5.87%

MORTGAGE NOTE PAYABLE	$34,642	8.05%	$34,932	8.05%

Advances and repurchase agreements are received from the FHLB under an agreement (Note 12) whereby Westernbank is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. At June 30, 2009, convertible advances were secured by residential and commercial mortgage loans amounting to $1,096,129,000. Also, with respect to repurchase agreements and advances from the FHLB amounting to $380.0 million at June 30, 2009, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advances and reverse repurchase agreements, including any accrued interest, on such optional conversion date.
At June 30, 2009 and December 31, 2008, Westernbank World Plaza, Inc., a wholly owned subsidiary of Westernbank Puerto Rico, had outstanding $34.6 million and $34.9 million, respectively, of a mortgage note, at an interest rate of 8.05% per year. The mortgage note was collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico. On July 12, 2009, Westernbank World Plaza, Inc. exercised the prepayment option and cancelled the mortgage note.

Advances from FHLB and the mortgage note payable by contractual maturities at June 30, 2009, mature as follows:

Year Ending	Advances	Mortgage
December 31,	from FHLB	Note Payable (1)
	(In thousands)
2009	$50,000	$291
2010	42,000	628
2011	—	681
2012	—	731
2013	—	801
Thereafter	—	31,510

Total	$92,000	$34,642

(1)	Mortgage note payable was cancelled on July 12, 2009.
14. INCOME TAXES
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

Pursuant to the provisions of Act No. 13 of January 8, 2004 (“Act No. 13”), for taxable years commencing after June 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books securities which are, irrespective of the IBE status, tax exempt by law. Moreover, the Act provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the six months ended June 30, 2009 and 2008, the provisions of Act No. 13 did not have any effect on the Company’s financial position or results of operations because the Company substained a net operating loss.
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
Prepaid income tax amounted to $33,417,000 and $33,630,000 at June 30, 2009 and December 31, 2008, respectively. Accrued income tax payable amounted to $2,570,000 and $3,188,000 at June 30, 2009 and December 31, 2008, respectively. Prepaid income tax is included as part of  “Other assets” and accrued income tax payable is included as part of  “Accrued expenses and other liabilities” in the accompanying condensed statements of financial condition. Under the Puerto Rico tax code, the Company could use Prepaid income taxes to offset future tax liability or ask the PR taxing authority to refund the excess paid. The usage of prepaid income taxes to offset future tax liability is not subject to time limitation. The accrued income tax payable includes a liability for unrecognized tax benefits of $1.4 million and $2.0 million at June 30, 2009 and December 31, 2008, respectively. The provision (credit) for income taxes for the three and six months ended June 30, 2009 and 2008, consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Current provision (credit):
Puerto Rico	$(454)	$219	$(144)	$(21,001)
U.S.	134	542	1,044	(11,553)

	(320)	761	900	(32,554)

Deferred provision (credit)	(3,569)	1,497	(2,028)	(2,502)

Total provision (credit)	$(3,889)	$2,258	$(1,128)	$(35,056)

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
Unrecognized tax benefits at June 30, 2009 and December 31, 2008 mainly relate to certain expense deductions taken in income tax returns. The reconciliation for the three and six months ended June 30, 2009 and 2008 of the unrecognized tax benefits, including accrued interest and penalties, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Balance — at the beginning of period	$2,004	$1,821	$1,958	$43,987
Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during a prior period	25	35	61	70
Gross amount of decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	—	—	—	(33,606)
Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during the current period	10	10	20	20
Amount of decrease in the unrecognized tax benefits relating to settlements with taxing authorities	—	—	—	(8,605)
Reduction to unrecognized tax benefits as a result of lapse of the applicable statute of limitations	(607)	—	(607)	—

Balance — June 30	$1,432	$1,866	$1,432	$1,866

During the six months ended June 30, 2008, the Company settled with tax authorities most of its uncertain income tax positions for $8.9 million. The resulting income tax benefit of $33.6 million was recognized as a reduction to the income tax provision in the six months ended June 30, 2008.
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $1.4 million and $2.0 million at June 30, 2009 and December 31, 2008, respectively. The Company classifies interests and penalties related to unrecognized tax benefits as a component of its income tax provision. The accrual for uncertain income tax positions includes an accrual for interests and penalties of $402,000 and $475,000 at June 30, 2009 and December 31, 2008, respectively. For the six months ended June 30, 2009, the

Company increased the accrual for interest and penalties for uncertain income tax positions by $62,000. For the six months ended June 30, 2008, the Company decreased the accrual for interest and penalties for uncertain income tax positions by $4.4 million, mainly as a result of the settlement of certain income tax positions with tax authorities, as explained above. Interest paid on such settlement amounted to $724,000.
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
A reconciliation of the provision (credit) for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported was as follows:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
	(Dollars in thousands)
Tax provsion (credit) computed at Puerto Rico statutory rate	$(3,593)	(39.0%)	$1,309	39.0%	$(2,278)	(39.0%)	$(525)	(39.0%)
Effect on provision of:
Exempt income net of related expenses	234	2.5	1,369	40.8	46	0.8	690	51.3
Income taxes related to unrecognized tax benefits or income tax contingencies, include U.S. income tax	(438)	(4.8)	587	17.5	518	8.9	(32,449)	(2,410.8)
Nondeductible expenses	24	0.3	691	20.6	33	0.6	115	8.6
Differential in statutory rate on capital gains	—	—	(3,826)	(114.0)	—	—	(3,819)	(283.7)
Other	(116)	(1.2)	2,128	63.4	553	9.4	932	69.1

Provision (credit) for income taxes as reported	$(3,889)	(42.2%)	$2,258	67.3%	$(1,128)	(19.3%)	$(35,056)	(2604.5%)

Income (loss) before provision for income taxes	$(9,214)		$3,356		$5,842		$(1,346)

Deferred income tax asset consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$92,893	$108,984
Net operating loss carry forwards, expire through 2016	62,819	44,485
Unrealized losses on available for sale securities	57	2,616
Unrealized loss in valuation of trading derivative instruments	232	262
Other	845	718

Total deferred tax assets	156,846	157,065
Less valuation allowance	1,225	896

Subtotal	155,621	156,169

Less deferred tax liabilities:
Deferred loan origination costs	219	209
Unrealized gains in valuation of cash flow hedge derivative instruments	650	—
Other	271	299

Subtotal	1,140	508

Deferred income tax asset, net	$154,481	$155,661

Changes in the valuation allowance for deferred income tax assets for the six months ended June 30, 2009 were as follows:

(In thousands)
Balance — at January 1, 2009	$896
Increase in valuation allowance	329

Balance — at June 30, 2009	$1,225

Realization of deferred tax assets is dependent on generating sufficient future taxable income or capital gains. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income or capital gains are not met.
15. OFF-BALANCE SHEET ACTIVITIES
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. At June 30, 2009, the Company had an allowance for unfunded loan commitments totaling $89,000 included in “Accrued expenses and liabilities” in the accompanying condensed consolidated statements of financial condition. At December 31, 2008, there was no such allowance for unfunded loan commitments as the exposures were adequately collateralized or were not considered significant.
Commercial letters of credit are conditional commitments issued by the Company on behalf of a customer authorizing a third party to draw drafts on the Company up to a stipulated amount and with specified terms and conditions.
The Company issues financial standby letters of credit to guarantee the performance of various customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then, upon their request, the Company would be obligated to make the payment to the guaranteed party. In accordance with the provisions of FIN No. 45, at June 30, 2009 and December 31, 2008, the Company recorded a liability of $133,000 and $348,000, respectively, which represents the fair value of the obligation undertaken to stand ready to perform in issuing the guarantees under the standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and recognized over the commitment period. The contract amounts in standby letters of credit outstanding at June 30, 2009 and December 31, 2008, shown in the table below, represent the maximum potential amount of future payments the Company could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Company’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Company has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these standby letters of credit.

The contract amount of financial instruments, whose amounts represent credit risk was as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Commitments to extend credit:
Fixed rates	$15,268	$9,389
Variable rates	192,631	312,212
Unused lines of credit:
Commercial	90,706	152,455
Credit cards and other	88,384	111,978
Standby letters of credit	30,422	31,222
Commercial letters of credit	1,226	4,289

Total	$418,637	$621,545

At June 30, 2009 and December 31, 2008, the Company did not record any loss allowances in connection with risks involved in off-balance sheet credit-related financial instruments, other than $89,000 allowance for losses on unfunded loan commitments recorded at June 30, 2009. At June 30, 2009 and December 31, 2008, there were no additional off-balance sheet credit-related financial instruments other than those mentioned above.
16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect the Company’s net interest margin. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps, indexed options and interest rate caps. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. The fair value of a derivative is based on the estimated amount the Company would receive or pay to terminate the derivative contract, taking into account the current interest rates and the creditworthiness of the counterparty. The fair value of the derivatives is reflected on the Company’s condensed statements of financial condition as derivative assets and derivative liabilities.

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
On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115 and discontinued the use of fair value hedge accounting of SFAS No. 133 on these CD Swaps. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with any changes in fair value reflected in earnings. The Company elected to measure at fair value the brokered deposits being hedged with the CD Swaps. The fair value option may be applied on an instrument-by-instrument basis. One of the main considerations in the determination for the adoption of SFAS No. 159 was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Company to fulfill the requirements specified by SFAS No. 133 (see Note 17).

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
During the three and six months ended June 30, 2009 and 2008, there were no credit downgrades to counterparties of derivative contracts.
In addition, the Company designates as hedging instruments the purchase or sale firm commitments (fixed-price purchase or sale contracts) in a cash flow hedge of the variability of the consideration to be paid or received in the forecasted purchase or sale of investment securities that will occur upon gross settlement of the derivative contract itself.

The following table summarizes the fair value of derivative instruments, excluding accrued interest, and the location in the condensed consolidated statements of financial condition:

	June 30,		December 31,
	2009		2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
		(In thousands)
Derivative designated as cash flow hedge:
Included in other assets:
Fixed-price purchase contract	$200,000	$4,333	$—	$—

Derivatives not designated as hedge:
Included in other assets:
CD swaps	$—	$—	120,525	658
Interest rate swaps with commercial loan borrowers	146,590	8,457	171,972	11,660
Interest rate cap used to offset exposure of interest rate cap with commercial loan borrowers	43,053	196	43,251	71
Purchased options used to manage exposure to the stock market on equity indexed deposits	56,699	2,968	72,370	6,806
Right to offset effect	—	(267)	—	(824)

Total	$246,342	$11,354	$408,118	$18,371

Included in accrued expenses and other liabilities:
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrowers	$146,590	$8,523	$171,972	$12,051
Interest rate cap with commercial loan borrowers	43,053	122	43,251	27
CD swaps	17,300	293	—	—
Right to offset effect	—	(267)	—	(824)

Total	$206,943	$8,671	$215,223	$11,254

Included in deposits:
Embedded options on equity indexed deposits	$54,700	$3,353	$69,444	$6,986

Accrued interest receivable and accrued interest payable (included in accrued expenses and other liabilities) on interest rate swaps were as follows:

	June 30, 2009		December 31, 2008
	Accrued Interest		Accrued Interest
	Receivable	Payable	Receivable	Payable
		(In thousands)
CD Swaps	$8	$—	$22	$117
Interest rate swaps with commercial loan borrowers	399	—	158	—
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrowers	—	399	—	154

Total	$407	$399	$180	$271

The following table summarizes the fair value of derivative instruments and the location in the condensed consolidated statements of operations:

	For the three months		For the six months ended
	ended June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Derivatives designated as cash flow hedge:
Included in other comprehensive income:
Fixed-price purchase contracts	$4,333	$—	$4,333	$—

Derivatives not designated as hedge:
Included in net gain (loss) on derivative instruments:
Interest rate swaps with commercial loan borrower	$125	$(2,990)	$805	$3,989
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrower	1,793	4,446	2,870	(2,416)
Interest rate cap with commercial loan borrower	(96)	(138)	(95)	(22)
Interest rate cap used to offset exposure of interest rate cap with commercial loan borrower	126	182	125	135
Purchased options used to manage exposure to the stock market on equity indexed deposits	183	(1,317)	(1,537)	(6,046)
Embedded options on equity indexed deposits	(382)	1,905	1,593	5,021
CD swaps	(2,185)	(3,589)	(3,879)	3,500

	$(436)	$(1,501)	$(118)	$4,161

A summary of the types of swaps used and their terms follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$163,890	$292,497
Weighted average receive rate at period end	5.19%	5.06%
Weighted average pay rate at period end (100% floating rate over three month LIBOR, plus a spread ranging from minus .40% to plus .03%)	0.93%	2.78%

Pay fixed/receive floating:
Notional amount	$146,590	$171,972
Weighted average receive rate at period end (100% floating rate over one or three month LIBOR)	0.90%	2.70%
Weighted average pay rate at period end	5.24%	5.30%

The changes in notional amount of swaps outstanding during the six months ended June 30, 2009 were as follows:

(In thousands)
Balance — at January 1, 2009	$464,469
New swaps	—
Called and matured swaps	(153,989)

Balance — at June 30, 2009	$310,480

At June 30, 2009, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

	Fixed-price
	Purchase		Interest Rate	Embedded	Purchased
Period Ending December 31,	Contract (1)	Swaps	Caps	Options	Options
	(In thousands)
2009	$200,000	$—	$—	$1,259	$1,457
2010	—	206,668	—	15,571	16,469
2011	—	—	—	7,860	8,206
2012	—	73,592	—	7,843	8,234
2013	—	—	86,106	11,434	11,593
Thereafter	—	30,220	—	10,733	10,740

Total	$200,000	$310,480	$86,106	$54,700	$56,699

(1)	Mature within 20 days.
Swap agreements amounting to $17.3 million at June 30, 2009, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that Westernbank has purchased on the certificates of deposit).
At June 30, 2009, the specific collateral held by the counterparties consisted of investment securities available for sale with a carrying value of $17.9 million.
17. FAIR VALUE MEASUREMENTS
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
The disclosures required under SFAS No. 157, SFAS No. 159 and SFAS No. 107 have been included in this Note.
Fair Value Option
The Company elected on January 1, 2008 to measure at fair value certain long-term, callable brokered deposits (financial liabilities) that were hedged with interest rate swaps (“SFAS 159 Brokered CDs”) and were previously designated for fair value hedge accounting in accordance with SFAS No. 133 (see Note 16). Electing the fair value option allows the Company to eliminate the burden of complying with the requirements for hedge accounting under SFAS No. 133 (e.g., documentation and effectiveness assessment) without introducing earnings volatility.

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
As of June 30, 2009 and December 31, 2008, deposits included callable brokered deposits (see Note 10) measured at fair value with an aggregate fair value of $14,312,000 and $109,944,000, and carrying principal balance of $14,513,000 and $109,281,000, respectively.
Changes in fair value and interest expense for callable brokered CD’s measured at fair value pursuant to election of the fair value option for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Unrealized gains (losses) (1)	$411	$3,269	$864	$(2,939)

Interest income expense	$298	$3,426	$1,148	$8,939

(1)	Reported in non-interest income as net gain (loss) on derivative instruments and deposits measured at fair value in the condensed consolidated statements of operations.
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
The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these condensed consolidated financial statements as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments:
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
• Investment Securities Available for Sale, Held to Maturity and Trading Securities — The fair values of most of the investment securities available for sale, held to maturity and trading securities are estimated based on quotations received from pricing service firms and/or securities dealers. These securities are generally classified within Level 2 of the valuation hierarchy and include U.S. Government and agencies obligations, Puerto Rico Government obligations, and mortgage-backed securities. Equity securities are traded in an active exchange market and are classified within Level 1 of the valuation hierarchy.
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
Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized gain (loss) of $69,000 and $(527,000) as of June 30, 2009 and December 31, 2008.
• Commitments to Extend Credit and Letters of Credit — The fair value of commitments to extend credit and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

The following table presents the estimated carrying value and fair value of the Company’s financial instruments:

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and due from banks	$56,035	$56,035	$68,368	$68,368
Interest-bearing deposits in banks	589,432	589,432	1,096,465	1,096,465
Investment securities available for sale	3,808,935	3,808,935	3,670,241	3,670,241
Investment securities held to maturity	613,894	581,213	1,037,970	1,020,837
FHLB stock	38,752	38,752	64,190	64,190
Residential mortgage loans held for sale	39,562	39,562	18,871	18,871
Loans (excluding allowance for loan losses)	8,831,311	8,753,990	8,949,806	8,931,661
Accrued interest receivable	47,393	47,393	56,224	56,224
Mortgage servicing rights	3,334	3,334	3,270	3,270
Derivatives, included in assets	15,687	15,687	18,371	18,371
Other	106	106	644	644

Financial Liabilities:
Deposits:
Non-interest bearing	289,198	289,198	250,380	250,380
Interest bearing	9,921,434	9,905,590	10,629,794	10,765,630
Embedded options on deposits	3,353	3,353	6,986	6,986
Repurchase agreements	2,710,424	2,758,523	3,204,142	3,272,079
Advances from FHLB	92,000	94,442	42,000	44,913
Mortgage note payable	34,642	34,642	34,932	35,401
Securities purchased but not yet received	301,875	301,875	—	—
Accrued interest payable	96,867	98,867	127,141	127,141
Derivatives, included in liabilities	8,671	8,671	11,254	11,254
Other	12,062	12,062	12,403	12,403

Off-Balance Sheet Credit Related Financial Instruments:

Liabilities:
Commitments to extend credit	—	27	—	2,585
Unused lines of credit:
Commercial	208	208	462	462
Credit cards and other	163	163	137	137
Commercial letters of credit	133	133	348	348

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below presents the balance of assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option as of June 30, 2009 and December 31, 2008:

	Level 1	Level 2	Level 3	Total
June 30, 2009	(In thousands)
Financial Assets:
Investment securities available for sale (1)	$72,806	$3,736,129	$—	$3,808,935
Residential mortgage loans held for sale (1)	—	15,315	—	15,315
Derivatives, included in other assets (1)	—	15,687	—	15,687
Mortgage servicing rights, included in other assets (1)	—	—	3,334	3,334
Financial Liabilities:
Brokered Deposits (2)	—	14,312	—	14,312
Derivatives, included in deposits (1)	—	3,353	—	3,353
Derivatives, included in accrued expenses and other liabilities (1)	—	8,671	—	8,671

	Level 1	Level 2	Level 3	Total
December 31, 2008	(In thousands)
Financial Assets:
Investment securities available for sale (1)	$2,912	$3,667,329	$—	$3,670,241
Residential mortgage loans held for sale (1)	—	1,270	—	1,270
Derivatives, included in other assets (1)	—	18,371	—	18,371
Mortgage servicing rights, included in other assets (1)	—	—	3,270	3,270
Financial Liabilities:
Brokered Deposits (2)	—	109,944	—	109,944
Derivatives, included in deposits (1)	—	6,986	—	6,986
Derivatives, included in accrued expenses and other liabilities (1)	—	11,254	—	11,254

(1)	Carried at fair value prior to the adoption of SFAS No. 159.

(2)	Represents items to which the Company has elected the fair value option under SFAS No. 159.
Level 3 assets measured at fair value on a recurring basis correspond to the mortgage servicing rights, which amounted to $3,334,000 and $3,270,000 at June 30, 2009 and December 31, 2008, respectively For the six months ended June 30, 2009 and 2008 the Company capitalized mortgage servicing rights amounting to $266,000 and $225,000, respectively, and recognized an amortization expense of them of $202,000 and $143,000, respectively. The carrying amount of mortgage servicing rights, which is evaluated periodically for impairment, approximates the fair value (fair value is estimated considering prices for similar assets). In 2008, there were no level 3 liabilities measured at fair value.
There were no transfers in and/or out of Level 3 for financial instruments recorded at fair value on a recurring basis during the three and six moths ended June 30, 2009 and 2008.
Financial Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2009 and 2008, that were still held on the condensed statements of financial condition at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2009 and December 31, 2008.

	Carrying Value
June 30, 2009	Level 1	Level 2	Level 3	Valuation Allowance
			(In thousands)
Assets:
Loans receivable (1)	$—	$—	$758,707	$97,881
Foreclosed real estate held for sale (2)	—	—	21,411	3,267

	Carrying Value
December 31, 2008	Level 1	Level 2	Level 3	Valuation Allowance
			(In thousands)
Assets:
Loans receivable (1)	$—	$—	$772,423	$128,983
Foreclosed real estate held for sale (2)	—	—	10,030	1,341

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of SFAS No. 114. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. age and condition), which are not market observable and have become significant to the fair value determination.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Valuation allowance is based on market valuation adjustments after the transfer from the loan portfolio to the foreclosed real estate held for sale portfolio.
18. SEGMENT INFORMATION
The Company’s management monitors and manages the financial performance of three reportable business segments, the traditional banking operations of Westernbank Puerto Rico, the activities of the division known as Westernbank International, which includes the activities of Westernbank Financial Center Corp. (“Westernbank International”) and the activities of the Asset-Based Lending Unit, which specializes in asset-based commercial business lending. Other operations of the Company not reportable in those segments include: Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income (loss) of its wholly-owned subsidiaries.

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
Westernbank International operates as an IBE under the International Banking Center Regulatory Act. Westernbank Financial Center Corp. was incorporated to carry out commercial lending and other related activities in the United States of America and commenced operations in February 2007. The operations of Westernbank Financial Center Corp, was largely inactive, and was closed during the third quarter of 2008. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of June 30 2009 and December 31, 2008, and for the three and six months ended June 30, 2009 and 2008, substantially all of Westernbank International’s business activities consisted of investments in securities by the U.S. Government or U.S. sponsored agencies and money market instruments with entities located in the United States of America. Investment securities held by Westernbank International amounted to $1.6 billion and $1.9 billion at June 30, 2009 and December 31, 2008, respectively. These securities principally consisted of investment in U.S. Government agencies, GNMA, FHLMC and FNMA. There are no investments in residual tranches. At June 30, 2009 and December 31, 2008, management concluded that there was no other-than-temporary impairment on Westernbank International’s investment securities portfolio (see Note 6). Money market instruments amounted to $779,000 and $1.3 million at June 30, 2009 and December 31, 2008, respectively. Money market instruments include interest bearing deposits with other financial institutions.
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

	As of and for the six months ended
	June 30, 2009
	Westernbank	Westernbank	Asset-Based	Total major	Other
	Puerto Rico	International	Lending Unit	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$34,074	$—	$—	$34,074	$—	$—	$34,074
Construction loans	19,902	—	—	19,902	—	—	19,902
Commercial loans	121,402	—	24,119	145,521	—	—	145,521
Mortgage loans	36,014	—	—	36,014	—	—	36,014
Treasury and investment activities	48,494	29,476	—	77,970	3,010	(4,410)	76,570

Total interest income	259,886	29,476	24,119	313,481	3,010	(4,410)	312,081
Interest expense	219,850	22,713	17,630	260,193	165	(4,410)	255,948

Net interest income	40,036	6,763	6,489	53,288	2,845	—	56,133

Credit (provision) for loan losses	(20,291)	—	312	(19,979)	—	—	(19,979)

Noninterest income, net:
Service and other charges on loans	3,702	—	832	4,534	—	—	4,534
Service charges on deposit accounts	4,532	—	—	4,532	—	—	4,532
Other fees and commisions	7,499	2	—	7,501	825	(133)	8,193
Trust account fees	—	—	—	—	1,050	(58)	992
Insurance commission fees	—	—	—	—	892	—	892
Net gain on derivative instruments and deposits measured at fair value	746	—	—	746	—	—	746
Net gain on sales and valuation of loans held for sale, securities and other assets	32,603	4,677	—	37,280	—	—	37,280

Total noninterest income	49,082	4,679	832	54,593	2,767	(191)	57,169

Equity in earnings (loss) of subsidiaries	268	—	—	268	(4,188)	3,920	—

Total net interest income and noninterest income	$69,095	$11,442	$7,633	$88,170	$1,424	$3,729	$93,323

Total assets	$13,596,097	$1,689,067	$741,773	$16,026,937	$1,677,291	$(3,313,980)	$14,390,248

	For the three months ended
	June 30, 2009
	Westernbank	Westernbank	Asset-Based	Total major	Other
	Puerto Rico	International	Lending Unit	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$17,170	$—	$—	$17,170	$—	$—	$17,170
Construction loans	9,797	—	—	9,797	—	—	9,797
Commercial loans	58,262	—	12,458	70,720	—	—	70,720
Mortgage loans	17,564	—	—	17,564	—	—	17,564
Treasury and investment activities	24,050	13,431	—	37,481	1,521	(2,568)	36,434

Total interest income	126,843	13,431	12,458	152,732	1,521	(2,568)	151,685
Interest expense	106,113	11,442	8,573	126,128	61	(2,568)	123,621

Net interest income	20,730	1,989	3,885	26,604	1,460	—	28,064

Credit (provision) for loan losses	(13,515)	—	2,391	(11,124)	—	—	(11,124)

Noninterest income, net:
Service and other charges on loans	1,859	—	434	2,293	—	—	2,293
Service charges on deposit accounts	2,140	—	—	2,140	—	—	2,140
Other fees and commisions	3,814	2	—	3,816	413	(66)	4,163
Trust account fees	—	—	—	—	525	(34)	491
Insurance commission fees	—	—	—	—	294	—	294
Net loss on derivative instruments and deposits measured at fair value	(26)	—	—	(26)	—	—	(26)
Net gain on sales and valuation of loans held for sale, securities and other assets	16,092	2,226	—	18,318	—	—	18,318

Total noninterest income	23,879	2,228	434	26,541	1,232	(100)	27,673

Equity in loss of subsidiaries	(21)	—	—	(21)	(5,346)	5,367	—

Total net interest income and noninterest income (loss)	$31,073	$4,217	$6,710	$42,000	$(2,654)	$5,267	$44,613

	As of December 31, 2008 and for the six months ended
	June 30, 2008
	Westernbank	Westernbank	Asset-Based	Total major	Other
	Puerto Rico	International	Lending Unit	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$36,059	$—	$—	$36,059	$—	$—	$36,059
Construction loans	30,284	—	—	30,284	—	—	30,284
Commercial loans	163,454	1,159	28,837	193,450	—	—	193,450
Mortgage loans	38,795	—	—	38,795	—	—	38,795
Treasury and investment activities	79,463	42,170	—	121,633	3,015	(1,743)	122,905

Total interest income	348,055	43,329	28,837	420,221	3,015	(1,743)	421,493
Interest expense	286,632	34,821	24,627	346,080	708	(1,743)	345,045

Net interest income	61,423	8,508	4,210	74,141	2,307	—	76,448

Credit (provision) for loan losses	(23,991)	1,531	(6,843)	(29,303)	—	—	(29,303)

Noninterest income, net:
Service and other charges on loans	4,355	—	847	5,202	—	—	5,202
Service charges on deposit accounts	6,052	—	—	6,052	—	—	6,052
Other fees and commisions	8,830	18	—	8,848	1,049	(129)	9,768
Trust account fees	—	—	—	—	968	(63)	905
Insurance commission fees	—	—	—	—	825	(9)	816
Net gain on derivative instruments and deposits measured at fair value	1,222	—	—	1,222	—	—	1,222
Net gain (loss) on sales and valuation of loans held for sale, securities and other assets	15,779	(1,450)	—	14,329	—	—	14,329

Total noninterest income	36,238	(1,432)	847	35,653	2,842	(201)	38,294

Equity in earnings of subsidiaries	539	—	—	539	34,533	(35,072)	—

Total net interest income and noninterest income (loss)	$74,209	$8,607	$(1,786)	$81,030	$39,682	$(35,273)	$85,439

Total assets	$14,022,308	$2,033,476	$765,690	$16,821,474	$1,628,524	$(3,167,101)	$15,282,897

	For the three months ended
	June 30, 2008
	Westernbank	Westernbank	Asset-Based	Total major	Other
	Puerto Rico	International	Lending Unit	segments	Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$17,260	$—	$—	$17,260	$—	$—	$17,260
Construction loans	12,439	—	—	12,439	—	—	12,439
Commercial loans	79,430	503	12,832	92,765	—	—	92,765
Mortgage loans	19,651	—	—	19,651	—	—	19,651
Treasury and investment activities	37,136	19,151	—	56,287	1,507	(889)	56,905

Total interest income	165,916	19,654	12,832	198,402	1,507	(889)	199,020
Interest expense	140,283	14,887	11,660	166,830	275	(889)	166,216

Net interest income	25,633	4,767	1,172	31,572	1,232	—	32,804

Credit (provision) for loan losses	(17,974)	9	3,619	(14,346)	—	—	(14,346)

Noninterest income, net:
Service and other charges on loans	2,247	—	470	2,717	—	—	2,717
Service charges on deposit accounts	2,983	—	—	2,983	—	—	2,983
Other fees and commisions	4,379	3	—	4,382	545	(62)	4,865
Trust account fees	—	—	—	—	368	(29)	339
Insurance commission fees	—	—	—	—	487	(4)	483
Net gain on derivative instruments and deposits measured at fair value	1,766	—	—	1,766	—	—	1,766
Net gain on sales and valuation of loans held for sale, securities and other assets	13,493	—	—	13,493	—	—	13,493

Total noninterest income	24,868	3	470	25,341	1,400	(95)	26,646

Equity in earnings (loss) of subsidiaries	(182)	—	—	(182)	38,090	(37,908)	—

Total net interest income and noninterest income	$32,345	$4,779	$5,261	$42,385	$40,722	$(38,003)	$45,104

19. CONTINGENCIES
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
LAWSUITS
The following describes the material legal proceedings that (1) were pending as of June 30, 2009; (2) were terminated during the period covered by this report; or (3) are pending as of the filing of this report. Thus, the description of a matter may include developments that occurred since June 30, 2009, as well as those that occurred during the period covered by this report.
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
• SEC Informal Inquiry - The SEC has requested information and documentation relating to Westernbank’s loans to Inyx. The Company has provided that information and the documents to the SEC Staff on a voluntary basis.
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
On February 27, 2008, the Board of Directors of Westernbank, the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCIF”) and the FDIC reached an agreement (the “Informal Agreement”) which establishes timeframes for the completion of corrective and remedial measures which have been previously identified and are in process of completion. The Informal Agreement provides that the Board of Directors of Westernbank will, among other things, conduct management and loan reviews; review and make any necessary revisions to Westernbank’s asset/liability and investment policies; ensure the Westernbank’s compliance with the Bank Secrecy Act (“BSA”) and Westernbank’s BSA Compliance Program; correct all apparent violations of laws and regulations; formulate a plan to improve asset quality; submit and implement a profit and budget plan; develop and submit a capital plan to remain well-capitalized; and establish a compliance committee to monitor and coordinate compliance with the agreement. As described in Note 7, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $385.7 million at June 30, 2009 to a commercial group in Puerto Rico, which exceeds the statutory limit for loans to individual borrowers and continues to be a violation of the agreement. On May 20, 2008, a penalty of $50,000 was imposed by the OCIF. As of June 30, 2009, this loan relationship was not impaired. There can be no assurance that the OCIF and the FDIC will not take further action on this issue.
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

20. SUBSEQUENT EVENTS
On October 23, 2009, one of the Company’s largest commercial loan customers suffered an explosion and fire at one of its storage facilities. As of December 21, 2009, the impact of this explosion on the commercial loan customer’s operations and the resulting impact on its ability to repay its obligation to the Company could not be determined.
Subsequent events have been evaluated as of December 21, 2009, the date the Company’s condensed financial statements were issued, and determined that other than the events described in the notes to the condensed consolidated financial statements no events have occurred that would require adjustments or disclosures to the Company’s unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SELECTED FINANCIAL DATA

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)
Income Statement Data:

Interest income	$151,685	$199,020	$312,081	$421,493
Interest expense	123,621	166,216	255,948	345,045

Net interest income	28,064	32,804	56,133	76,448
Provision for loan losses	(11,124)	(14,346)	(19,979)	(29,303)

Net interest income after provision for loan losses	16,940	18,458	36,154	47,145
Noninterest income	27,673	26,646	57,169	38,294
Noninterest expenses	(53,827)	(41,748)	(99,165)	(86,785)

Income (loss) before income taxes	(9,214)	3,356	(5,842)	(1,346)
Income taxes	3,889	(2,258)	1,128	35,056

Net income (loss)	(5,325)	1,098	(4,714)	33,710
Preferred stock dividends	—	9,227	4,614	18,455

Income (loss) attributable to common stockholders	$(5,325)	$(8,129)	$(9,328)	$15,255

Share Data:
Basic and diluted earnings (loss) per common share (1)	$(1.61)	$(2.46)	$(2.83)	$4.63
Cash dividends declared per common share (1)(2)	$—	$0.62	$0.21	$1.25
Cash dividends declared on common shares	$—	$2,060	$687	$4,122
Period end number of common shares outstanding (1)	3,298	3,298	3,298	3,298
Weighted average number of common shares outstanding on a fully diluted basis (1)	3,298	3,298	3,298	3,298
Dividend payout ratio (3)	—%	(25.34)%	(7.36)%	27.02%
Book value per share data (1)	$125.93	$113.42	$125.93	$113.42

Performance ratios:
Return on assets (4)	(0.14)%	0.03%	(0.06)%	0.39%
Return on common stockholders’ equity (4)	(4.93)	(7.59)	(4.66)	8.04
Annualized operating expenses to total end-of-period assets	1.50	0.98	1.38	1.02
Net yield on interest-earning assets	0.83	0.79	0.81	0.92

Capital Ratios:
Total capital to risk-weighted assets	10.76%	10.27%	10.76%	10.27%
Tier I capital to risk-weighted assets	9.49	8.99	9.49	8.99
Tier I capital to average assets	6.10	5.34	6.10	5.34
Equity-to-asset ratio (4)	6.53	5.82	6.27	5.44

Asset Quality Ratios:
Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	11.41%	10.48%	11.41%	10.48%
Total non-performing loans as a percentage of loans at end of period	17.44	18.06	17.44	18.06
Net loans charged-off to average total loans (5)	1.88	1.09	1.38	0.85
Allowance for loan losses to total loans at end of period	2.73	3.52	2.73	3.52
Allowance for loan losses to non-performing loans	15.64	19.51	15.64	19.51
Allowance for loan losses to non-performing loans, excluding loans collateralized by real estate	236.28	136.86	236.28	136.86

Other Information:
Common Stock Price: End of Period (1)	$14.20	$42.50	$14.20	$42.50

	As of
	June 30, 2009	December 31, 2008
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total assets	$14,390,248	$15,282,897
Interest bearing deposits in banks	589,432	1,096,465
Investments securities held to maturity, securities available for sale and trading securities	4,422,829	4,708,211
Loans-net	8,590,479	8,667,717
Total liabilities	13,444,089	14,367,530
Total deposits	10,213,985	11,002,173
Borrowings	2,837,066	3,281,074
Total preferred equity	530,838	530,838
Stockholders’ equity	946,159	915,367

(1)	Adjusted to reflect all Company stock splits and stock dividends, including, most recently, the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

(2)	Cash dividends amounts are rounded.

(3)	Common stockholders’ dividend declared divided by income (loss) attributable to common stockholders.

(4)	The return on assets is computed by dividing net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

(5)	Average balances were computed using beginning and period-end balances.
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
     The MD&A includes the following sections:
•	DEFINITIONS: Provides a brief definition of key terms used through the MD&A.

•	GENERAL: Provides a brief description of the Company’s operations.

•	OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Provides a brief summary of the most significant events and drivers affecting the Company’s financial condition and results of operations.

•	CRITICAL ACCOUNTING POLICIES: Provides a discussion of the Company’s accounting policies that require critical judgment, assumptions and estimates.

•	RESULTS OF OPERATIONS: Provides an analysis of the consolidated results of operations for the quarter and six-month period ended June 30, 2009 compared to same periods in 2008.

•	FINANCIAL CONDITION: Provides an analysis of the most significant balance sheet items that impact the Company’s financial statements and business.

•	REGULATORY CAPITAL RATIOS: Provides disclosures of the Company’s and Westernbank regulatory capital requirements.

•	RISK MANAGEMENT: Provides disclosure and analysis about the Company’s main risks, specifically credit risk, market risk and interest rate risk, liquidity risk, operation risk, legal risk, reputational risk, and concentration risk. This section also includes a discussion of the Company’s off-balance sheet activities and contractual obligations.
DEFINITIONS
•	Loans receivable — net — represents extensions of credit (commercial or personal) resulting from direct negotiations between Westernbank and a borrower, and which management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, net of any deferred fees or costs the allowance for loan losses.

•	Commercial real estate loans — extensions of credit secured by commercial real estate properties (excludes construction loans).

•	Residential real estate loans — extensions of credit secured by 1 to 4 family residential properties.

•	Construction loans — extensions of credit secured by real estate made to finance (a) land development (i.e., the process of improving land) preparatory to erecting new structures or (b) the on-site construction of industrial, commercial, residential, or farm buildings.

•	Total commercial real estate loans — includes commercial real estate and construction loans.

•	Commercial, industrial & agricultural (“C&I”) — extensions of credit to sole proprietorships, partnerships, corporations, and other business enterprises, whether secured (other than those that meet the definition of a “loan secured by real estate”) or unsecured, single-payment or installment.

•	Total commercial loans — includes commercial real estate, construction and C&I loans.

•	Consumer loans secured by real estate — extensions of credit secured by commercial real estate properties or residential real estate properties.

•	Consumer other — unsecured extensions of credit, includes installment loans, lines of credit, overdraft, and credit cards.

•	Total consumer loans — includes consumer loans secured by real estate and consumer other.

•	Retail deposits — includes non-interest bearing accounts, passbook accounts, NOW accounts, money market accounts and individual certificate of deposits.

•	Brokered Deposits — represents funds which Westernbank obtains, directly or indirectly, by or through any deposit broker for deposit into one or more deposit accounts.

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
The Company’s financial performance is reported in three primary business segments, the traditional banking operations of Westernbank Puerto Rico, the activities of the division known as Westernbank International, which includes the activities of WFCC (“Westernbank International”) and the activities of the Asset-Based Lending Unit, which specialized in asset-based commercial business lending. Other operations of the Company not reportable in those segments include: Westernbank Trust Division, which offers trust services; Westernbank International Trade Services Division, which specializes in international trade products and services; SRG Net, Inc., which operates an electronic funds transfer network; Westernbank Insurance Corp., which operates a general insurance agency; Westernbank World Plaza, Inc., which operates the Westernbank World Plaza, a 23-story office building located in Hato Rey, Puerto Rico; and the transactions of the parent company only, which mainly consist of other income related to the equity in the net income (loss) of its wholly-owned subsidiary. Refer to Note 18 of the accompanying unaudited condensed consolidated financial statements for additional information about the Company’s Segment Information.
The Company and its wholly owned subsidiaries’ executive offices are located at 19 West McKinley Street, Mayagüez, Puerto Rico 00680, and the telephone number is (787) 834-8000. The Company’s Internet address is www.wholding.com.
OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total assets at June 30, 2009 decreased to $14.4 billion, from $15.3 billion at December 31, 2008. The decrease in total assets was mainly driven by decreases in the Company’s short-term money market instruments, investment securities and loan portfolio. Money market instruments decreased by $507.0 million or 46%, from $1.1 billion at December 31, 2008, to $589.4 million at June 30, 2009, due to the Company’s decisions to deleverage its balance sheet to strengthen regulatory capital ratios and to decrease its on-balance sheet liquidity due to improving financial market conditions. During the second half of 2008, the Company decided to build up its on-balance sheet liquidity in light of difficult financial market conditions. As a result, during the second half of 2008, the Company increased its on-balance sheet liquidity by raising brokered deposits. In addition, during latter part of 2008 and the first half of 2009, the Company undertook additional actions to increase its off-balance sheet liquidity, including among other things, the posting of additional collateral, thereby increasing its borrowing capacity with the Federal Home Loan Bank (“FHLB”). During the second quarter of 2009, with the additional borrowing capacity established with the FHLB and after much of the financial crisis had passed, the Company decided to decrease its on-balance sheet liquidity. The investment portfolio, excluding short-term money market instruments, decreased $285.4 million, from $4.7 billion at December 31, 2008, to $4.4 billion at June 30, 2009, due to the aforementioned deleverage strategy to strengthen the Company’s regulatory capital ratios.
Loans receivable-net decreased by $77.2 million, from $8.7 billion at December 31, 2008. Such decrease is due primarily to the Company’s decision to curtail major commercial lending since the summer of 2007 in light of worsening economic conditions in Puerto Rico and the application of stricter underwriting guidelines.
Total deposits stands at $10.2 billion at June 30, 2009, a decrease from $11.0 billion at December 31, 2008. The decrease of $788.0 million is mainly attributable to the decrease in brokered deposits. During the second half of 2008, the Company decided to increase its on-balance sheet liquidity through the issuance of brokered deposits in response to the financial crisis that impacted the markets in 2008. During 2009, as market conditions improved, the Company decided to decrease its level of on-balance sheet liquidity. Brokered deposits at June 30, 2009 and December 31, 2008 were $7.8 billion (76% of total deposits) and $8.5 billion (77% of total deposits), respectively. Retail deposits at June 30, 2009 and December 31, 2008 were $2.5 billion for both periods.
Stockholders’ equity increased to $946.2 million at June 30, 2009, from $915.4 million at December 31, 2008. The 2009 increase was principally due to a positive variance of $40.7 million in the accumulated other comprehensive loss, net of tax, mainly on available for sale securities recognized during the period as a result of a favorable interest rate movements, offset in part by dividends of $5.3 million on the Company’s preferred and common stock shares declared during the first quarter of 2009, coupled with a net loss realized of $4.7 million for the six months ended June 30, 2009.
Net loss for the quarter and six-month periods ended June 30, 2009 were $5.3 million and $4.7 million, respectively, compared to a net income of $1.1 million and $33.7 million, respectively, for the comparable periods in 2008. Basic and diluted loss per common share for the quarter and six-month periods ended June 30, 2009 amounted to $(1.61) and $(2.83), respectively, compared to basic and diluted earnings (loss) per common share of $(2.46) and $4.63 (as adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008), respectively, for the same periods in 2008.
The Company’s financial performance for the quarter ended June 30, 2009, as compared to the same quarter in 2008, was principally impacted by:
•	an increase of $12.1 million in noninterest expenses mainly due to an increase in deposit insurance premiums and supervisory examination fees assessed by the FDIC;

•	a positive variance of $6.1 million in income tax expenses mainly due to a variance in the deferred tax provision as a result of temporary differences related to the Company’s allowance for loan losses and net operating loss carryforwards;

•	a decrease of $4.7 million in net interest income, due principally to a decrease of $3.0 billion or 18% in the Company’s average earning assets due mainly to Company’s decision to deleverage its balance sheet coupled with a decrease in net yield earned on interest earning assets due to lower loan yields, resulting primarily by the repricing of variable-rate construction and commercial loans tied to short-term indexes, coupled with lower yields in money market instruments, primarily due to the reinvestment of such instruments on a lower rate environment, offset in part by lower average interest bearing liabilities and funding cost;
•	a decrease of $3.2 million in the provision for loan losses mainly attributable to the positive result of steps taken by the Company since the middle of 2007 to mitigate the overall credit risk underlying the Company’s total commercial loan portfolio and the effect of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006; and

•	an increase of $1.0 million in noninterest income due to gain on sales realized from the Company’s available for sale investment securities portfolio.
The Company’s return on average assets (ROA) and the return on average common stockholders’ equity (ROCE) for the quarter ended June 30, 2009 were (0.14)% and (4.93)%, respectively, compared to 0.03% and (7.59)%, respectively, for the same quarter in 2008. For the six months ended June 30, 2009 and 2008, the Company’s ROA and ROCE were (0.06)% and (4.66)%, respectively, compared to 0.39% and 8.04%, respectively, for the same period in 2008.
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
Management has discussed the development and selection of the critical accounting policies and estimates with the Company’s Audit Committee. There have not been any material changes in the Company’s critical accounting policies since December 31, 2008, except for changes in the Other-than-Temporary Impairment (“OTTI”) model for debt securities as required by the Financial Accounting Standards Board Staff Position No. (“FSP”) FAS 115-2 and FAS 124-2 which the Company adopted during the second quarter of 2009. Refer to Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information about the adoption of FSP FAS 115-2 and FAS 124-2. The adoption of these FSPs did not have a significant impact in the Company’s financial condition and results of operations.

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
Net interest income for the second quarter and six-month period ended June 30, 2009, was $28.1 million and $56.1 million, respectively, a decrease of $4.7 million or 14% and $20.3 million or 27%, respectively, when compared to the same periods in 2008. The decrease in net interest income in 2009 was mainly due to a decrease in the Company’s average net earning assets coupled with a decrease in net yield on interest-earning assets. For the quarter and six-month period ended June 30, 2009, the Company’s average interest-earning assets were $13.6 billion and $14.0 billion, respectively, a decrease of $3.0 billion or 18% and a decrease of $2.7 billion or 16%, respectively, when compared to the same periods in 2008. The decrease in average interest earning assets was mainly due to decreases in the Company’s investment and loan portfolios.
For the quarter and six-month period ended June 30, 2009, the Company’s average investment portfolio decreased by $2.6 billion or 36% and $2.2 billion or 30%, respectively, when compared to the same periods in 2008. The decrease was mainly due to investment securities called during the first half of 2008 coupled with the Company’s decision to deleverage its balance sheet to strengthen regulatory capital ratios. During the first half of 2008, approximately $5.5 billion of callable agency securities were early redeemed through call exercises due to the drop in rate in the long end of the yield curve. The Company partially reinvested the proceeds in mortgage backed securities available for sale.
For the quarter and six-month period ended June 30, 2009, the Company’s average loan portfolio decreased to $8.9 billion and $9.0 billion, respectively, a decrease of $481.4 million and $499.5 million, respectively, from balances of $9.4 billion and $9.5 billion, respectively, for the same periods in 2008. The decrease in average loan portfolio was due primarily to the Company’ decision to curtail major commercial lending since the summer of 2007 in light of worsening economic conditions in Puerto Rico and the application of stricter underwriting guidelines.
For the quarter ended June 30, 2009, the net yield on interest-earning assets increased by 4 basis points, from 0.79% for the quarter ended June 30, 2008 to 0.83%. The increase in net yield on interest-earning assets in 2009 was principally due to lower rates paid on deposits, offset in part by lower loan yields resulting primarily by the repricing of variable-rate construction and commercial loans tied to short-term indexes and the impact of outstanding non-performing loans, mainly due to the slowdown in the Puerto Rico economy.
For the six-month period ended June 30, 2009, the net yield on interest-earning assets decreased by 11 basis points, from 0.92% for the six-month period ended June 30, 2008 to 0.81%. The decrease in net yield on interest-earning assets was driven by the following factors: lower loan yields resulting primarily by the repricing of variable-rate construction and commercial loans tied to short-term indexes; and the impact of outstanding non-performing loans, mainly due to the slowdown in the Puerto Rico economy. For the six-month period ended June 30, 2009, the yield on the Company’s loan portfolio decreased by 105 basis points, when compared to the same period in 2008. The Company’s repricing mismatch of its assets and liabilities also contributed to the decrease in net interest income.
For the quarter and six-month periods ended June 30, 2009, when compared to the same periods in 2008, the overall cost of funds decreased by 42 and 53 basis points, respectively, from 4.25% and 4.41%, respectively, in 2008 to 3.83% and 3.88%, respectively, in 2009, principally due to lower rates paid on deposits. The average interest rates paid on total deposits for the quarter and six-month period ended June 30, 2009 decreased by 56 and 58 basis points, respectively from 4.23% and 4.39%, respectively, in 2008 to 3.67% and 3.81%, respectively, in 2009. The decrease was mainly driven by repricing of deposits on a lower rate environment.
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

	Three Months Ended June 30,
	2009			2008
			Annualized			Annualized
		Average	Average		Average	Average
	Interest	Balance(1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
			(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$115,251	$8,938,256	5.17%	$142,115	$9,419,618	6.07%
Investment securities (3)	1,737	215,711	3.23	22,645	3,520,753	2.59
Mortgage-backed securities (4)	33,241	3,746,766	3.56	29,507	2,962,254	4.01
Money market instruments	1,456	727,908	0.80	4,753	775,286	2.47

Total	151,685	13,628,641	4.46	199,020	16,677,911	4.80

Interest-bearing liabilities:
Deposits:
Retail	14,408	2,440,138	2.37	16,027	2,540,784	2.54
Brokered	80,531	7,927,071	4.07	95,735	8,095,698	4.76

Total	94,939	10,367,209	3.67	111,762	10,636,482	4.23
Federal funds purchased and repurchase agreements	28,055	2,539,603	4.43	53,777	5,050,190	4.28
Advances from FHLB	627	44,747	5.62	677	51,252	5.31

Total	123,621	12,951,559	3.83	166,216	15,737,924	4.25

Net interest income	$28,064			$32,804

Interest rate spread			0.63%			0.55%

Net interest-earning assets		$677,082			$939,987

Net yield on interest-earning assets (5)			0.83%			0.79%

Ratio of interest-earning assets to interest-bearing liabilities		105.23%			105.97%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Loan fees, net amounted to $2.3 million and $2.2 million for the three-month period ended June 30, 2009 and 2008, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Annualized net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2009			2008
			Annualized			Annualized
		Average	Average		Average	Average
	Interest	Balance (1)	Yield/Rate	Interest	Balance (1)	Yield/Rate
			(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$235,511	$8,976,099	5.29%	$298,588	$9,475,603	6.34%
Investment securities (3)	5,212	378,962	2.77	69,028	4,422,164	3.14
Mortgage-backed securities (4)	69,106	3,750,634	3.72	40,970	1,998,649	4.12
Money market instruments	2,252	913,295	0.50	12,907	829,320	3.13

Total	312,081	14,018,990	4.49	421,493	16,725,736	5.07

Interest-bearing liabilities:
Deposits:
Retail	29,662	2,421,814	2.47	35,334	2,556,154	2.78
Brokered	167,965	8,044,709	4.21	194,493	7,971,654	4.91

Total	197,627	10,466,523	3.81	229,827	10,527,808	4.39
Federal funds purchased and repurchase agreements	57,078	2,793,049	4.12	113,497	5,126,411	4.45
Advances from FHLB	1,243	43,381	5.78	1,721	69,659	4.97

Total	255,948	13,302,953	3.88	345,045	15,723,878	4.41

Net interest income	$56,133			$76,448

Interest rate spread			0.61%			0.65%

Net interest-earning assets		$716,037			$1,001,858

Net yield on interest-earning assets (5)			0.81%			0.92%

Ratio of interest-earning assets to interest-bearing liabilities		105.38%			106.37%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Loan fees, net amounted to $4.4 million and $4.3 million for the six-month period ended June 30, 2009 and 2008, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 vs. 2008			2009 vs. 2008
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$(7,002)	$(19,862)	$(26,864)	$(15,077)	$(48,000)	$(63,077)
Investment securities (1)	(28,550)	7,642	(20,908)	(56,453)	(7,363)	(63,816)
Mortgage-backed securities (2)	6,347	(2,613)	3,734	31,818	(3,682)	28,136
Money market instruments	(275)	(3,022)	(3,297)	1,453	(12,108)	(10,655)

Total decrease in interest income	(29,480)	(17,855)	(47,335)	(38,259)	(71,153)	(109,412)

Interest expense:
Deposits:
Retail	(620)	(999)	(1,619)	(1,787)	(3,885)	(5,672)
Brokered	(1,963)	(13,241)	(15,204)	1,795	(28,323)	(26,528)

Total	(2,583)	(14,240)	(16,823)	8	(32,208)	(32,200)
Federal funds purchased and repurchase agreements	(27,810)	2,088	(25,722)	(48,240)	(8,179)	(56,419)
Advances from FHLB	(96)	46	(50)	(831)	353	(478)

Total increase in interest expense	(30,489)	(12,106)	(42,595)	(49,063)	(40,034)	(89,097)

Increase (decrease) in net interest income	$1,009	$(5,749)	$(4,740)	$10,804	$(31,119)	$(20,315)

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
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
For the quarter and six-month period ended June 30, 2009, the Company provided for loan losses $11.1 million and $20.0 million, respectively, as compared to $14.3 million and $29.3 million, respectively, for the comparable periods in 2008.

The decrease of $3.2 million and $9.3 million in provision for loan losses for the quarter and six-month period ended June 30, 2009, respectively, when compared to same periods in 2008, reflects the positive results of steps taken by the Company since the middle of 2007 to mitigate the overall credit risks underlying the Company’s total commercial loan portfolio and the effects of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006. These steps included setting portfolio limits and applying stricter underwriting guidelines, among others. As a result of these steps, and among other things, the Company’s loan portfolio decreased by $385.8 million, from $9.0 billion at June 30, 2008, to $8.6 billion at June 30, 2009 and the Company’s non-performing and impaired loans decreased by $120.4 million or 7% from $1.7 billion at June 30, 2008, to $1.5 billion at June 30, 2009.
For discussion regarding Loans Charged-Off, Non-Performing and Impaired Loans, Allowance for Loan Losses, and related ratios refer to “Non-performing loans, Troubled Debt Restructurings and Foreclosed Real Estate Held For Sale” under “Financial Condition.”
Noninterest Income
Total noninterest income amounted to $27.7 million and $57.2 million for the three-month and six-month periods ended June 30, 2009, respectively, as compared to $26.6 million and $38.3 million, respectively, for the same periods in 2008.
The following table presents the components of total noninterest income:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Service and other charges on loans	$2,293	$2,717	$4,534	$5,202
Service charges on deposit accounts	2,140	2,983	4,532	6,052
Other fees and commissions	4,948	5,687	10,077	11,489
Net gain (loss) on derivative instruments	(26)	1,766	746	1,222
Net gain on sales of loans, securities and others assets	18,318	13,493	37,280	14,329

Total noninterest income	$27,673	$26,646	$57,169	$38,294

For the three and six-month periods ended June 30, 2009, noninterest income increased by $1.0 million and $18.9 million, respectively, when compared to the same periods in 2008. The increase in 2009 was mainly driven by an increase in net gain on sales of loans, securities and other assets, offset in part by decreases in net gain on derivative instruments and charges and fees on deposits, loans and other securities. For the three and six-month periods ended June 30, 2009, net gain on sales of loans, securities and other assets increased by $4.8 million and $23.0 million, respectively, when compared to the same periods in 2008 due to the Company’s decision to sell certain available for sale securities during the first and second quarters of 2009.
The decrease in service and other charges on loans was mainly due to lower volume of business in commercial loans due to the Company’s decision to curtail major commercial lending, principally related to the operations of the Asset-Based Lending Unit, in light of worsening economic conditions in Puerto Rico. The decrease in service charges on deposit accounts was mainly due to a decrease in the volume of transactions that require service charges. Customers engaged in fewer transactions because of the current economic environment. Other fees and commissions decreased during 2009 due to lower merchant fees and lower automatic teller machine fees as a result of fewer transactions.
The negative variance in net gain (loss) on derivative instruments in 2009 was mainly the result of variances on the mark-to-market positions on derivative instruments due to changes in interest rates.
Noninterest Expenses
Total noninterest expenses amounted to $53.8 million and $99.2 million for the three and six-month periods ended June 30 2009, respectively, as compared to $41.7 million and $86.8 million, respectively, for the same periods in 2008. The following table presents the components of total noninterest expenses:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Salaries and employees’ benefits	$13,432	$15,915	$28,644	$32,862
Equipment expenses	2,851	3,341	6,132	6,799
Deposits insurance premium and supervisory examination	19,009	3,727	28,567	6,621
Occupancy	2,201	2,757	4,305	5,302
Advertising	2,073	1,461	3,685	4,293
Printing, postage, stationery and supplies	886	1,217	1,756	2,192
Telephone	779	788	1,313	1,580
Net loss from operations of foreclosed real estate held for sale	168	331	534	109
Municipal taxes	2,799	2,473	5,524	4,784
Professional fees	3,719	2,625	7,449	8,095
Other	5,910	7,113	11,256	14,148

Total noninterest expenses	$53,827	$41,748	$99,165	$86,785

Total noninterest expenses for the quarter and six-month period ended June 30, 2009 increased by $12.1 million and $12.4 million, respectively, when compared to same periods in 2008. The increase in total noninterest expenses for 2009 was mainly due to increases in deposit insurance premiums and supervisory examination and professional fees, offset in part by decreases in salaries and employees’ benefits and other expenses.
Deposits insurance premium and supervisory examination increased by $15.3 million for the second quarter of 2009 and $21.9 million for the first half of 2009, as compared to the comparable periods in 2008 due to the imposition of a special assessment by the FDIC coupled with an increase in the regular deposit insurance premium. Recent failures of FDIC-insured institutions have significantly increased losses to the FDIC’s Deposit Insurance Fund (“DIF”). The reserve ratio of the DIF fell below 1.15%, the level mandated by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act requires the FDIC to establish and implement a Restoration Plan that would restore the reserve ratio to at least 1.15% within five years. As a result, on May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was capped at 10 basis points times the institution’s assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a final rule amending its assessment regulations to require insured depository institutions, including Westernbank, to prepay quarterly regular risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011. These prepayments are due on December 31, 2009 and are in addition to the regular third quarter 2009 assessment due on that same date. In accordance with the discretion provided to the FDIC under 12 C.F.R. § 327.12(i)(1), the FDIC exempted Westernbank from prepaying its quarterly risk-based assessment for the fourth quarter of 2009, and all of 2010, 2011, and 2012.
Salaries and employees’ benefits, historically one of the largest components of total noninterest expenses, decreased $2.5 million or 16% for the second quarter of 2009 and $4.2 million or 13% for the first half of 2009, as compared to the same periods in 2008. The decrease in 2009 was principally attributed to the implementation of a restructuring plan during the fourth quarter of 2008, which included closing seven branches and the elimination of approximately 125 positions. Total full time employees decreased from 1,539 at June 30, 2008, to 1,418 at June 30, 2009.
Noninterest expenses, as a group, excluding deposit insurance premiums and supervisory examination expenses and salaries and employees’ benefits, decreased by $720,000 for the second quarter of 2009 and $5.3 million for the first half of 2009, as compared to 2008. This is the result of continued strict cost control measures implemented by the Company.
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

For the quarter ended June 30, 2009, the Company’s provision for income taxes resulted in a benefit of $3.9 million, compared to an income tax expense of $2.3 million recorded for the same quarter in 2008. The positive variance in the second quarter of 2009, as compared to the same quarter in 2008, was mainly attributable to a positive variance in the Company’s credit for deferred taxes due to temporary differences related to changes in the allowance for loan losses and net operating loss carryforwards, coupled with a positive variance in the Company’s provision for current income taxes due to lower taxable income in 2009.
For the six-month period ended June 30, 2009, the Company recorded an income tax benefit of $1.1 million, a decrease of $33.9 million when compared to the tax benefit of $35.1 million for the same period in 2008. The decrease in income tax benefit was mainly attributable to agreements reached by the Company with local and federal authorities during the first quarter of 2008 that yielded a benefit of $33.3 million for 2008, coupled with lower taxable income during 2009.
Deferred income taxes reflect the impact of credit, net operating and capital losses carryforwards, and temporary differences between amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The income tax benefit for the six-month period ended June 30, 2009 includes a deferred income tax benefit of $2.0 million, a negative variance of $474,000 when compared to a deferred income tax benefit of $2.5 million for the same period in 2008. The variance in deferred tax for the six-month period ended June 30, 2009, is mainly attributable to temporary differences related to the changes in the allowance for loan losses (See Note 14 — “Income Taxes” — to the condensed consolidated financial statements).
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
The portion of the provision for income taxes related to unrecognized tax benefits amounted to credits of $572,000 and $526,000 for the three and six-month periods ended June 30, 2009, respectively, compared to a provision of $45,000 and a credit of $33.5 million, respectively, for the comparable periods in 2008. The Company’s condensed consolidated statements of financial condition include liabilities of $1.4 million and $2.0 million at June 30, 2009 and December 31, 2008, respectively, for the exposures resulting from income taxes related to unrecognized tax benefits identified by the Company in connection with this evaluation. Uncertain income tax positions at June 30, 2009 and December 31, 2008 mainly relate to certain expense deductions taken in income tax returns.

FINANCIAL CONDITION
Loans
Loans receivable-net, were $8.6 billion or 60% of total assets at June 30, 2009, a decrease of $77.2 million when compared to December 31, 2008.
The following table presents the composition of the loan portfolio at the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial real estate loans (1)	$5,015,284	58.4%	$5,100,483	58.8%
Residential real estate loans	962,502	11.2	965,171	11.2
Construction loans	1,377,321	16.0	1,439,224	16.6
Commercial, industrial and agricultural (1)	702,810	8.2	716,514	8.3
Consumer — secured by real estate	530,621	6.2	494,556	5.7
Consumer — other	242,773	2.8	233,858	2.7

Total loans	8,831,311	102.8	8,949,806	103.3
Allowance for loan losses	(240,832)	(2.8)	(282,089)	(3.3)

Loans — net	$8,590,479	100.0%	$8,667,717	100.0%

(1)	Includes $753.9 million and $782.6 million at June 30, 2009 and December 31, 2008, respectively, of the outstanding loans of the Asset-Based Lending Unit.
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
Total Commercial Loans
As of June 30, 2009, commercial real estate and construction loans were $6.4 billion or 74% and C&I loans were $702.8 million or 8% of the $8.6 billion loan portfolio-net, compared to commercial real estate and construction loans of $6.5 billion or 75% and C&I loans of $716.5 million or 8% of the $8.7 billion loan portfolio-net as of December 31, 2008. Over the last few years, the Company has emphasized the commercial loan segment in Puerto Rico. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The strategy has also enabled Westernbank to diversify its revenue sources, while maintaining its status as a secured lender, with approximately 89% of its loans collateralized by real estate as of June 30, 2009. As of June 30, 2009, the loan portfolios of the Asset-Based Lending Unit, amounted to $753.9 million (61% collateralized by real estate) compared to $782.6 million (60% collateralized by real estate) as of December 31, 2008, a decrease of $28.7 million. The decrease in 2009 was mainly due to the Company’s decision to curtail lending in this line of business.

At June 30, 2009, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $385.7 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. For this violation, Westernbank paid a penalty of $50,000 during 2008. At June 30, 2009, this loan relationship was not impaired. There can be no assurance that the Commissioner will not take further actions on this issue.
At June 30, 2009, commercial real estate loans totaled $5.0 billion. In general, commercial lending, including commercial real estate, asset-based, unsecured business and construction, are considered by management to be of greater risk of collectibility than consumer lending, including residential real estate, because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial real estate and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico.
Westernbank has historically provided land acquisition, development, and construction financing to developers for residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 48 months.
The Company’s commercial real estate loan portfolio is mostly comprised of loans to owner-occupied borrowers in which the real estate collateral is taken as a secondary source of repayment. As of June 30, 2009, commercial real estate loans to owner-occupied borrowers amounted to 79% of total commercial real estate loans. These loans are sensitive to the economic condition and cash flow of the borrower’s business, but are less sensitive to market conditions, capitalization rates, vacancy rates and rental rates.

The composition of the Company’s construction loan portfolio as of June 30, 2009 by category follows:

(In thousands)
Loans for residential housing projects:
High-rise (1)	$169,175
Mid-rise (2)	253,808
Single-family detach	227,675
Mix	167,720

Total for residential housing projects	818,378

Construction loans to individuals secured by residential properties	6,607
Land loans	302,303
Loans for commercial projects:
Hospitals and other healthcare services	58,895
Shopping malls	41,258
Hotels	43,238
Piers	28,849
Others	80,775

Total before net deferred fees and allowance for loan losses	1,380,303
Net deferred fees	(2,982)

Total construction loan portfolio, gross	1,377,321
Allowance for loan losses	(79,259)

Total construction loan portfolio, net	$1,298,062

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than seven stories.

(2)	Mid-rise relates to buildings up to seven stories.

(Dollars in
thousands)
Total undisbursed funds under existing commitments	$185,788

Construction loans in non-accrual status	$439,832

Net charge-offs — Construction loans	$32,086

Allowance for loan losses — Construction loans	$79,259

Non-performing construction loans to total construction loans	31.93%

Allowance for loan losses — construction loans to total construction loans	5.75%

Net charge-offs to total average construction loans for the six-month period ended June 30, 2009	4.54%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units at June 30, 2009:

(In thousands)
Under $300,000	$256,020
$300,000 - $600,000	282,714
Over $600,000	279,644

Total	$818,378

Residential Real Estate Loans
Residential real estate loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At June 30, 2009, the Company’s residential real estate loan portfolio amounted to $962.5 million, a decrease of $2.7 million, when compared to balances as of December 31, 2008. The reduction is mainly the result of repayments received from a portfolio purchased from a mortgage originator group in Puerto Rico. The Company’s strategic intent is to emphasize residential real estate lending to diversify the Company’s revenue source and to increase liquidity.
Consumer Loans
The Company’s consumer loan category is comprised of consumer loans secured by real estate and other loans. The Company originates consumer loans secured by real estate in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Such loans generally have an interest rate that is variable based on market conditions. The loans are secured with a first or second mortgage on the property, including loans where another institution holds the first mortgage. The Company’s consumer other loan category consists principally of unsecured consumer and credit card loans. At June 30, 2009, the Company’s consumer loan portfolio totaled $773.4 million (of which $530.6 million were secured by real estate) compared to $728.4 million (of which $494.6 million were secured by real estate) at December 31, 2008. Consumer loans generally have shorter terms and higher interest rates than commercial and mortgage loans but generally involve more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.

The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at June 30, 2009. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		MATURITIES
			After one year to five years		After five years
	Balance outstanding	One year or less	Fixed interest	Variable interest	Fixed interest	Variable interest
			(In thousands)
Commercial real estate loans	$5,015,284	$1,812,647	$375,266	$465,515	$83,811	$2,278,045
Residential real estate loans	962,502	7,330	75,063	26,508	853,535	66
Construction loans	1,377,321	951,947	12,457	336,761	10,077	66,079
Commercial, industrial and agricultural	702,810	458,832	34,037	133,042	282	76,617
Consumer — secured by real estate	530,621	12,123	35,071	12,373	64,147	406,907
Consumer — other	242,773	111,880	99,956	7	27,528	3,402

Total	$8,831,311	$3,354,759	$631,850	$974,206	$1,039,380	$2,831,116

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
Westernbank offers the service of VISA TM and MasterCard TM credit cards. At June 30, 2009, there were approximately 21,760 outstanding accounts, with an aggregate outstanding balance of $50.3 million and unused credit card lines available of $74.3 million.
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

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale of the Company at the dates indicated:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial real estate loans (1)	$913,073	$825,504
Residential real estate loans	59,582	43,106
Construction loans	439,832	523,093
Commercial, industrial and agricultural loans (2)	96,223	148,446
Consumer — secured by real estate	25,437	14,890
Consumer — other	5,703	4,992

Total non-performing loans	1,539,850	1,560,031
Foreclosed real estate held for sale	101,981	98,570

Total non-performing loans and foreclosed real estate held for sale	$1,641,831	$1,658,601

Interest that would have been recorded if the loans had not been classified as non-performing	$122,322	$90,704

Interest recorded on non-performing loans	$18,645	$25,874

Total non-performing loans as a percentage of total loans at end of period	17.44%	17.43%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	11.41%	10.85%

(1)	Includes $51.3 million and $118.2 million of loans of the Asset Based Lending Unit at June 30, 2009 and December 31, 2008, respectively.

(2)	Includes $87.3 million and $141.2 million of loans of the Asset Based Lending Unit at June 30, 2009 and December 31, 2008, respectively.
Total non-performing loans at June 30, 2009 and December 31, 2008 remained relatively unchanged at $1.5 billion. The stabilization of non-performing loans is mainly attributable to the Company’s decision to curtail major commercial lending, including construction lending, during the summer of 2007 and the application of stricter underwriting guidelines. Since the summer of 2007, as a result of the slowdown in the economy of Puerto Rico and after determining that one of Westernbank’s largest asset-based lending relationships was impaired and that there was a significant collateral deficiency, the Company decided to curtail major commercial lending and to make adjustments to Company’s underwriting standards designed to strengthen the credit quality of its loan portfolio.
Non-performing loans in the commercial real estate portfolio at June 30, 2009 increased by $87.6 million, when compared to December 31, 2008. The increase is mainly attributed to four loan relationships with outstanding principal balances of $24.8 million, $24.4 million, $16.1 million, and $14.5 million. The specific valuation allowance required for these loan relationships was not significant as the loans are adequately collateralized. Such increase was partially offset by commercial real estate mortgage loans that that the Company determined to return to accrual status based on payment performance, improving financial condition, and adequacy of collateral values, coupled with payoffs and pay downs received from impaired relationships.

Non-performing loans in the Company’s Asset-Based Lending Unit decreased by $120.8 million from $259.4 million at December 31, 2008, to $138.6 million at June 30, 2009. The decrease was mainly attributed to four loans with combined outstanding principal balances of approximately $93.5 million that the Company determined to return to accrual status based on payment performance, improving financial condition, and adequacy of collateral values, coupled with payoffs and pay downs received from impaired relationships, coupled with charge-offs taken during the first half of 2009 and the foreclosure of one troubled loan relationship. During the six months ended June 30, 2009, no additional loans of the Asset-Based Lending Unit were downgraded to non-performing status, when compared to December 31, 2008.
Total non-performing loans in the construction loan portfolio were $439.8 million at June 30, 2009, compared to $523.1 million at December 31, 2008, a decrease of $83.3 million. The decrease is mainly attributed to two loans with outstanding principal balance of $39.5 million and $27.8 million that during the first quarter of 2009 the Company determined to return to accrual status based on payment performance and adequacy of collateral values, coupled with pay downs from the sale of construction units from impairment relationships, offset in part by the disbursements of previously committed amounts on non-performing construction loans. During the six months ended June 30, 2009, no additional loans of the construction loan portfolio were down-graded to non-performing status, when compared to December 31, 2008.
Non-performing loans in the total consumer loans portfolio increased by $11.3 million at June 30, 2009, when compared to balances at December 31, 2008. Such increase was mainly due to non-performing loans in the regular consumer loan portfolio, which are collateralized by real estate, due to the effects of the aforementioned slowdown in the economy of Puerto Rico.
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
At June 30, 2009, the allowance for loan losses was $240.8 million, consisting of $98.1 million of specific allowance and $142.7 million of general allowance. At June 30, 2008, the allowance for loan losses was $327.9 million, consisting of $171.3 million of specific allowance and $156.6 million of general allowance.
During the six months ended June 30, 2009, the Company has not substantively changed in any material respect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses.

The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Balance, beginning of period	$271,300	$338,967	$282,089	$338,720

Loans charged-off:
Commercial real estate loans (1)	(12,067)	(18,307)	(13,119)	(24,232)
Residential real estate loans	(354)	(259)	(538)	(425)
Construction loans	(18,847)	—	(32,086)	(59)
Commercial, industrial and agricultural loans (2)	(5,871)	(4,911)	(7,724)	(10,388)
Consumer — secured by real estate	(143)	(34)	(474)	(172)
Consumer — other	(4,901)	(3,305)	(8,941)	(7,035)

Total loans charged-off	(42,183)	(26,816)	(62,882)	(42,311)

Recoveries of loans previously charged-off:
Commercial real estate loans	19	6	468	180
Residential real estate-mortgage loans	10	24	22	68
Construction loans	—	—	—	—
Commercial, industrial and agricultural loans	14	907	74	987
Consumer — secured by real estate	44	10	58	100
Consumer — other	504	458	1,024	855

Total recoveries of loans previously charged-off	591	1,405	1,646	2,190

Net loans charged-off	(41,592)	(25,411)	(61,236)	(40,121)
Provision for loan losses	11,124	14,346	19,979	29,303

Balance, end of period	$240,832	$327,902	$240,832	$327,902

Ratios:
Allowance for loan losses to total loans at end of period	2.73%	3.52%	2.73%	3.52%
Provision for loan losses to net loans charged-off	26.75%	56.46%	32.63%	73.04%
Recoveries of loans to loans charged-off in previous period	1.85%	3.90%	2.58%	3.04%
Net loans charged-off to average total loans (3)	1.88%	1.09%	1.38%	0.85%
Allowance for loans losses to non-performing loans	15.64%	19.51%	15.64%	19.51%
Allowance for loans losses to non-performing loans, excluding loans collateralized by real estate	236.28%	136.86%	236.28%	136.86%

(1)	Includes $575,000 and $3.8 million of loans charged-off of the Asset-Based Lending Unit during the quarter and six month periods ended June 30, 2008, respectively. No commercial real estate loans of the Asset-Based Lending Unit were charged-off during the six month period ended June 30, 2009.

(2)	Includes $5.5 million of loans charged-off of the Asset-Based Lending Unit during the three and six-month periods ended June 30, 2009. Includes $4.6 million and $9.6 million of loans charged-off of the Asset-Based Lending Unit during the three and six month periods ended June 30, 2008, respectively.

(3)	Average loans were computed using beginning and period-end balances.
The allowance for loan losses at June 30, 2009 amounted to $240.8 million, compared to $327.9 at June 30, 2008. As a percentage of total loans, the allowance for loan losses amounted to 2.73% and 3.52% at June 30, 2009 and 2008, respectively. The Company maintains an allowance for loan losses to absorb probable credit-related losses inherit in its loans receivable portfolio. The allowance for loan losses is affected by net charge-offs, loan portfolio balance, and the provision for loan losses for each period. For the six month period ended June 30, 2009, the allowance for loan losses was primarily impacted by $61.2 million of net-charge offs taken during the period, offset in part by a provision for loan losses of $20.0 million taken during the period. Refer to the discussion on the “Provision for Loan Losses” above for further details regarding the Company’s provision for loan losses.

The Company’s net loans charge-offs for the second quarter and first half of 2009 were $41.6 million (1.88% of average loans on an annualized basis) and $61.2 million (1.38% of average loans on an annualized basis), respectively, compared to $25.4 million (1.09% of average loans on an annualized basis) and $40.1 million (0.85% of average loans on an annualized basis), respectively, for the same periods in 2008. The increase in net charge-offs during 2009 was mainly due to increases in charge-offs from the Company’s construction loan portfolio. The increase in construction loans net charge-offs in 2009 was related to the continued deterioration in the economy of Puerto Rico that is impacting the absorption levels of existing construction projects in Puerto Rico. Construction loans net charge-offs recorded during 2009 were mainly related to credits with specific reserves established in prior quarters (based on recent appraisals) pursuant to SFAS No. 114 evaluations. Commercial real estate charge-offs for the three and six-month periods ended June 30, 2009 decreased by $6.2 million and $11.1 million, respectively, as compared to the same periods in 2008, due to the adequacy of collateral for impaired loans outstanding during 2009. The decrease in C&I net loans charge-offs for the six-month period ended June 30, 2009, when compared to the same period in 2008, was driven by lower charge-offs for the loan portfolio of the Asset-Based Lending Unit.
For the second quarter and first half of 2009, charge-offs in the Company’s consumer loan portfolios increased by $1.7 million or 51% and $2.2 million or 31% when compared to the same periods in 2008. The increase is mainly due to higher delinquencies in the consumer loan portfolio as a result of economic conditions in Puerto Rico.
The following table presents the Company’s historical loss rate by loan category for each of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net charge-off to average loan:
Commercial real estate loans	0.96%	1.36%	0.50%	0.88%
Residential real estate loans	0.14%	0.11%	0.11%	0.07%
Construction loans	5.43%	—	4.54%	0.01%
Commercial, industrial and agricultural loans	3.17%	1.93%	2.16%	2.28%
Consumer — secured by real estate	0.08%	0.02%	0.16%	0.03%
Consumer — other	7.24%	4.47%	6.64%	4.73%

Total net charge-offs to average loan	1.88%	1.09%	1.38%	0.85%

The accounts charged -off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously charged-off amounted to $591,000 and $1.6 million, respectively, for the three and six-month periods ended June 30, 2009 and $1.4 million and $2.2 million, respectively, for the same periods in 2008.

The following table presents the allocation of the allowance for loan losses, the loan portfolio composition percentage and the allowance to total loans ratio in each loan category, as set forth in the “Loans” table above at the end of each period.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Allowance for loan losses:

Commercial real estate loans (1)	$101,389	$115,108
Residential real estate loans	4,377	3,948
Construction loans	79,259	110,777
Commercial, industrial and agricultural loans (2)	37,305	38,273
Consumer — secured by real estate	4,164	2,787
Consumer — other	14,338	11,196

Total allowance for loan losses	$240,832	$282,089

Loan portfolio composition percentages:
Commercial real estate loans	56.79%	56.99%
Residential real estate loans	10.90%	10.78%
Construction loans	15.60%	16.08%
Commercial, industrial and agricultural loans	7.96%	8.01%
Consumer — secured by real estate	6.00%	5.53%
Consumer — other and others	2.75%	2.61%

Total loans	100.00%	100.00%

Allowance to total loans ratio at end of year applicable to:
Commercial real estate loans	2.02%	2.26%
Residential real estate loans	0.45%	0.41%
Construction loans	5.75%	7.70%
Commercial, industrial and agricultural loans	5.31%	5.34%
Consumer — secured by real estate	0.78%	0.56%
Consumer — other and others	5.91%	4.79%

Total loans	2.73%	3.15%

(1)	Includes an allowance of $7.0 million and $8.2 million for the Asset-Based Lending Unit loan portfolio at June 30, 2009 and December 31, 2008, respectively.

(1)	Includes an allowance of $25.7 million and $30.3 million for the Asset-Based Lending Unit loan portfolio at June 30, 2009 and December 31, 2008, respectively.
At June 30, 2009, the allowance for possible loan losses was 15.64% of total non-performing loans (“reserve coverage”) compared to 18.08% at December 31, 2008. The reserve coverage ratio is impacted by the Company’s business model. Specifically, as a secured lender, most of the Company’s loans are collateralized by real estate. As a result, a significant portion of the non-performing loans did not require a specific allowance given the adequacy of collateral coverage.

The following table summarizes and segregates the Company’s reserve coverage ratio by the allowance methodology employed (specific or general allowance methodology) at June 30, 2009:

(Dollars in thousands)
Total loans

Total nonperforming loans	$1,539,850
Total allowance for loan losses	240,832
Reserve Coverage Ratio	15.64%

Nonperforming loans subject to specific impairment analysis as per SFAS No. 114
Total nonperforming loans subject to specific impairment analysis	$1,368,698
Total specific valuation allowance	93,204
Reserve Coverage Ratio for loans subject to specific impairment analysis	6.81%

Nonperforming loans not subject to specific impairment analysis as per SFAS No. 114
Total nonperforming loans	$171,152
Total general valuation allowance	147,628
Reserve Coverage Ratio for loans not subject to specific impairment analysis (“Homogenous Coverage Ratio”)	86.26%
The reserve coverage ratio is impacted by the Company’s business model. Most of the Company’s nonperforming loans are subject to specific reviews and to specific allowance allocations. Specifically, at June 30, 2009, 89% of the Company’s total nonperforming loans were subject to specific impairment analysis. The Company’s policies require specific impairment analysis to be based on recent appraisals (every 18 months or on a needed basis, in conformity with market conditions and regulatory requirements). The specific impairment analysis incorporates such appraisals in the calculation of the specific allowances. Due to the Company’s secured lender status and the adequacy of collateral underlying the Company’s nonperforming loans, the reserve coverage ratio for loans subject to specific impairment analysis at June 30, 2009 was only 7%.
Excluding nonperforming loans subject to specific impairment analysis, the Company’s reserve coverage ratio (“Homogeneous Coverage Ratio”) at June 30, 2009 was 86%. The Homogenous Coverage Ratio is also influenced by the Company’s business model. Most of the loans subject to the Homogenous Coverage Ratio are secured with either commercial or residential real estate, for which the Company’s loss experience has been relatively low. Specifically, at June 30, 2009, 92% of the Company’s loans included in the Homogenous Coverage Ratio were secured with either commercial or residential real estate.

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
As of each of June 30, 2009 and December 31, 2008, Westernbank had commercial loans totaling $161.3 million and $122.9 million, respectively, that met the definition of TDR’s, and therefore have been accounted for as TDR’s. At June 30, 2009 and December 31, 2008, $21.0 million and $4.8 million, respectively, of commercial loans accounted for as TDR’s were in accrual status.
The increase in TDR’s was primarily due to restructuring loans necessitated by the continuing downturn in the economy of Puerto Rico.
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
Historically, the Company’s loss experience with commercial real estate loans, including construction loans, has been relatively low due to the sufficiency of the underlying real estate collateral. As a consequence, as of June 30, 2009, 45% of the impaired loans did not require an allowance.
The following table sets forth information regarding the investment in impaired loans:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Investment in impaired loans:

Covered by a valuation allowance:
Commercial real estate loans (1)	$458,840	$389,550
Construction loans	305,420	440,847
Commercial, industrial and agricultural loans (2)	51,494	70,749

Sub-total	815,754	901,146

Do not require a valuation allowance:
Commercial real estate loans (3)	372,230	413,061
Construction loans	213,018	83,389
Commercial, industrial and agricultural loans (4)	94,209	73,580

Sub-total	679,457	570,030

Total	$1,495,211	$1,471,176

Valuation allowance for impaired loans:
Commercial real estate loans (5)	$40,836	$49,121
Construction loans	45,940	64,903
Commercial, industrial and agricultural loans (6)	10,620	16,994

	$97,396	$131,018

Percentage of valuation allowance to impaired loans	6.51%	8.91%

	For the six months ended
	June 30, 2009	June 30, 2008
	(In thousands)
Average investment in impaired loans:
Commercial real estate loans	$778,736	$928,188
Construction loans	518,344	486,484
Commercial, industrial and agricultural loans	162,336	246,152

	$1,459,416	$1,660,824

Interest collected and recognized as income on non-performing and impaired loans:
Commercial real estate loans	$13,336	$12,500
Construction loans	3,239	4,317
Commercial, industrial and agricultural loans	1,936	4,373

	$18,511	$21,190

(1)	Includes $16.0 million and $6.5 million of loans of the asset based lending division at June 30, 2009 and December 31, 2008, respectively.

(2)	Includes $51.4 million and $111.1 million of loans of the asset based lending division at June 30, 2009 and December 31, 2008, respectively.

(3)	Includes $69.6 million and $38.5 million of loans of the asset based lending division at June 30, 2009 and December 31, 2008, respectively.

(4)	Includes $32.8 million and $101.9 million of loans of the asset based lending division at June 30, 2009 and December 31, 2008, respectively.

(5)	Includes $1.2 million and $473,000 of loans of the asset based lending division at June 30, 2009 and December 31, 2008, respectively.

(6)	Includes $10.6 million and $12.5 million of loans of the asset based lending division at June 30, 2009 and December 31, 2008, respectively.

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
At the date of purchase, the Company classifies securities into one of three categories: held to maturity; trading; or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities for which management has the intent and ability to hold to maturity are classified as held to maturity and stated at cost increased by accretion of discounts and reduced by amortization of premiums, both computed by the interest method. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Securities not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of income tax, as a component of accumulated other comprehensive income (loss) until realized. Gains and losses on sales of securities are determined using the specific-identification method. Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment (“OTTI”). If the fair value of an available-for-sale or held-to-maturity security is less than its amortized cost basis, the Company must determine whether an OTTI has occurred. Under GAAP, the recognition and measurement requirements related to OTTI differ for debt and equity securities.
For debt securities, if the Company intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred, and the Company must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Company does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Company must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized through earnings and the non-credit component is recognized through accumulated other comprehensive income (loss). During the three and six months ended June 30, 2009 and 2008, the Company did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities.

For equity securities, the Company’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Company’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized in earnings. During the three and six months ended June 30, 2009 and 2008, the Company did not recognize OTTI on any of its available-for-sale equity securities.
The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.
The following table presents the carrying value of investments at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(In thousands)
Held to maturity :
US Government and agencies obligations (USGO’s)	$—	$372,311
Puerto Rico Government and agencies obligations (PRGO’s)	13,303	13,312
Corporate notes	21,436	21,436
Mortgage-backed securities	579,155	630,911

Total	613,894	1,037,970

Available for sale:
USGO’s	194,958	307,880
PRGO’s	11,496	11,457
Mortgage-backed securities	3,601,448	3,347,992
Equity securities — common stock	1,033	2,912

Total	3,808,935	3,670,241

Total investments	$4,422,829	$4,708,211

Mortgage-backed securities at June 30, 2009 and December 31, 2008, consist of:

	June 30,	December 31,
	2009	2008
	(In thousands)
Available for sale:
Government National Mortgage Association (GNMA) certificates	$1,766,257	$526,376
Collateralized Mortgage Obligations (CMO’s) issued and guaranteed by GNMA	1,468,249	2,427,527
CMO’s issued and guaranteed by the Federal National Mortgage Association (FNMA)	353,885	380,438
CMO’s issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC)	13,057	13,651

Total available for sale	3,601,448	3,347,992

Mortgage-backed securities held to maturity:
GNMA certificates	5,085	5,574
FHLMC certificates	1,755	1,942
FNMA certificates	2,576	2,691
CMO’s certificates issued or guaranteed by FHLMC	506,326	551,802
CMO’s certificates issued or guaranteed by FNMA	63,413	68,902

Total held to maturity	579,155	630,911

Total mortgage-backed securities	$4,180,603	$3,978,903

     The carrying amount of investment securities at June 30, 2009, by contractual maturity (excluding mortgage-backed securities), are shown below:

		Weighted
	Carrying	average
	amount	yield
	(Dollars in thousands)
US Government and agencies obligations:
Due within one year	$100,064	1.29%
Due after one year through five years	23,120	4.25
Due after five years through ten years	71,774	3.00

	194,958	2.27

Puerto Rico Government and agencies obligations:
Due within one year	470	3.80
Due after one year through five years	23,844	4.10
Due after five years through ten years	485	4.86

	24,799	4.11

Other:
Due after ten years	21,436	8.36

Total	241,193	3.00
Mortgage-backed securities	4,180,603	4.07
Equity securities	1,033	0.59

Total	$4,422,829	4.01%

The Company’s investment portfolio as of June 30, 2009 and December 31, 2008, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC or FNMA. In addition, the Company does not have investments in residual tranches.
At June 30, 2009 and December 31, 2008, the unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at June 30, 2009 and December 31, 2008, all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $54.5 million and $69.5 million at June 30, 2009 and December 31, 2008, respectively.
Deposits
Westernbank offers a diversified choice of deposit accounts. At June 30, 2009, total deposits, including brokered deposits, amounted to $10.2 billion, a decrease of $788.2 million or 7%, when compared to $11.0 billion at December 31, 2008. The decrease was mainly due to a reduction in brokered deposits as a result of the Company’s decision to decrease its on-balance sheet liquidity. During the second half of 2008, the Company decided to build up its on-balance sheet liquidity in light of difficult financial market conditions. As a result, during the second half of 2008, the Company increased its on-balance sheet liquidity by raising brokered deposits. During late 2008 and the first half of 2009, the Company undertook additional actions to increase its off-balance sheet liquidity, including among other things, the posting of additional collateral, thereby increasing its borrowing capacity with the FHLB. During the second quarter of 2009, with the additional borrowing capacity established with the FHLB and after much of the financial crisis had passed, the Company decided to decrease its on-balance sheet liquidity. The Company’s brokered deposits at June 30, 2009, amounted to $7.8 billion, a decrease of $718.3 million or 8% as compared to balances of $8.5 billion at December 31, 2008. In connection with its asset/liability management, the Company uses brokered deposits since these deposits provide the flexibility of selecting short, medium and long term maturities to better match the Company’s asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered under many circumstances to be a less stable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as Westernbank, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposit instability given that these accounts have historically been a stable source of funds.

The Company offers deposits accounts through its retail branch network. Retail deposits are principally attracted from retail and commercial customers in Puerto Rico, the Company’s primary market area, through the offering of a broad selection of deposit instruments, including passbook, negotiable order of withdrawal, or NOW, and Super NOW, checking and commercial checking accounts and time deposits. Retail deposits, excluding accrued interest payable, at June 30, 2009 increased by $61.4 million when compared to balances at December 31, 2008. The increase was mainly attributable to increases in non-interest bearing, interest bearing and savings deposits, offset in part by a decrease in certificates of deposits. Non-interest bearing deposits increased by $38.8 million or 16% from $250.4 million at December 31, 2008 to $289.2 million at June 30, 2009, due to increase volume of business from the Company’s bank branches. Savings and interest-bearing deposits increased from $945.8 million as of December 31, 2008, to $968.6 million as of June 30, 2009, an increase of $22.8 million. Certificates of deposits as of June 30, 2009 decreased by $130.2 million when compared with balances of $1.3 billion at December 31, 2008.
At June 30, 2009, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$135,171
over 3 months through 6 months	105,250
over 6 months through 12 months	121,165
over 12 months	73,831

Total	$435,417

The following table sets forth the average amount and the average rate paid on the following deposit categories for the six months ended June 30, 2009 and 2008:

	2009		2008
	Average	Average	Average	Average
	amount	rate	amount	rate
	(Dollars in thousands)
Time deposits	$9,225,939	4.15%	$9,016,176	4.89%
Savings deposits	655,984	1.64%	707,766	1.85%
Interest bearing demand deposits	294,238	1.61%	361,460	2.20%
Noninterest bearing demand deposits	290,362	—	442,406	—

	$10,466,523	3.81%	$10,527,808	4.39%

Borrowings
The following table sets forth the borrowings of the Company at the dates indicated:

	June 30, 2009	December 31, 2008
	(In thousands)
Repurchase agreements	$2,710,424	$3,204,142
Advances from Federal Home Loan Bank (FHLB)	92,000	42,000
Mortgage note payable	34,642	34,932

	$2,837,066	$3,281,074

Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $2.7 billion in repurchase agreements outstanding at June 30, 2009, at a weighted average rate of 3.91%. Repurchase agreements outstanding as of June 30, 2009, mature as follows: $332.9 million within 30 days; $556.0 million within 31 days to one year; $942.0 billion in 2010; $25.0 million in 2011; $409.5 million in 2012; and $445.0 million for 2014 and thereafter.
Westernbank also obtains advances from FHLB of New York. As of June 30, 2009, Westernbank had $92.0 million in outstanding FHLB advances at a weighted average rate of 2.96%. Advances from FHLB mature as follows: $50.0 million within 30 days; and $42.0 million in 2010.
At June 30, 2009, the Company had outstanding $2.4 billion in repurchase agreements for which the counterparties have the option to terminate the agreements at the first anniversary date and at each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $380.0 million at June 30, 2009, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
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
At June 30, 2009, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, had outstanding a $34.6 million mortgage note, at an interest rate of 8.05% per year up to September 11, 2009. Subsequent to September 11, 2009, the mortgage note would have borne interest on the then outstanding principal balance at a rate per year equal to the greater of 13.05% or the Treasury Rate plus five percentage points; or 10.05%, depending on the fulfillment of certain conditions on the repricing date. Westernbank World Plaza has a prepayment option on the repricing date, without penalty. The mortgage note is collateralized by a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico. On July 12, 2009, Westernbank World Plaza, Inc. exercised the prepayment option and paid off the mortgage in full, thereby cancelling the mortgage note.
The following table presents certain information regarding Westernbank’s borrowings, excluding the mortgage payable, for the periods indicated.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Amount outstanding at period end	$2,802,424	$3,246,142
Monthly average outstanding balance	2,878,765	4,937,299
Maximum outstanding balance at any month end	3,229,055	6,000,775
Weighted average interest rate:
For the six months and year ended	4.02%	4.26%
At the end of period	3.88%	3.80%

Stockholders’ Equity
Stockholders’ equity increased to $946.2 million at June 30, 2009, from $915.4 million at December 31, 2008. The 2009 increase was principally due to a positive variance of $40.7 million in the accumulated other comprehensive loss, net of tax, mainly on available for sale securities recognized during the period as a result of a favorable interest rate movements, offset in part by dividends of $5.3 million on the Company’s preferred and common stock shares declared during the first quarter of 2009, coupled with a net loss of $4.7 million realized during the first two quarters of 2009.
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
At June 30, 2009, the Company and Westernbank were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company and state non-member bank, respectively, (i.e., total capital to risk-weighted assets (“Total Capital Ratio”) and Tier 1 capital to risk-weighted assets (“Tier 1 Capital Ratio”) of at least 8% and 4%, respectively, and Tier 1 capital to average assets (“Leverage Ratio”) of at least 4%) to be considered an adequately capitalized institution.
At June 30, 2009, Westernbank’s Leverage Ratio, Tier 1 Capital Ratio and Total Capital Ratio were 6.02%, 9.34%, and 10.61%, respectively, meeting the numerical requirements to be considered well-capitalized. To be considered a well-capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10%, and not be subject to any written agreement or directive to meet a specific capital ratio.
In May 2009, the Company and Westernbank entered into (i) a Consent Order (the “Consent Order”) with the FDIC and the OCIF and (ii) a Written Agreement with the Board of Governors of the Federal Reserve System (the “Written Agreement”, and, together with the Consent Order, the “Orders”). The Orders build on the informal agreement which Westernbank entered into with the FDIC in February of 2008. The Consent Order includes a capital directive requiring Westernbank to maintain a Tier 1 leverage ratio of not less than 5.5% as of the date of the Consent Order, 5.75% at September 30, 2009 and 6.0% at March 31, 2010. As of September 30, 2009, the Bank’s Tier 1 leverage ratio was 6.32%. Although Westernbank complies with the quantitative definition of a well capitalized institution, by virtue of having a capital directive within the Consent Order, the Bank was deemed to be adequately capitalized. Simultaneously with the Consent Order, the FDIC granted Westernbank a renewable waiver for the issuance of brokered deposits, and in December 2009, the FDIC granted Westernbank’s request to roll over a portion of the Bank’s brokered deposits through March 31, 2010, subject to certain limitations. No assurance can be given that the Orders would not have a material adverse effect on the Company or Westernbank.
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
The principal source of income and funds for the Company are dividends from its subsidiaries. Federal and Puerto Rico banking regulations place certain restrictions on dividends paid and loans or advances made by Westernbank to the Company. In addition, the total amount of dividends which may be paid at any date is generally limited to the retained earnings of Westernbank, and loans or advances are limited to 10 percent of Westernbank’s capital stock and surplus on a secured basis. On February 17, 2009, the Company and Westernbank’s Boards of Directors adopted a resolution to suspend the payment of dividends on Westernbank’s common stock and on the Company’s common shares and all of the outstanding series of its preferred shares, effective with the payment on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, as a measure to strengthen the Company and Westernbank’s capital positions.
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
Available-for-sale and held-to-maturity securities are reviewed at least quarterly for possible other-than-temporary impairment (“OTTI”). If the fair value of an available-for-sale or held-to-maturity security is less than its amortized cost basis, the Company must determine whether an OTTI has occurred. Under GAAP, the recognition and measurement requirements related to OTTI differ for debt and equity securities.
For debt securities, if the Company intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred, and the Company must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Company does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Company must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized through earnings and the non-credit component is recognized through accumulated other comprehensive income (loss). During the three and six months ended June 30, 2009 and 2008, the Company did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities.
For equity securities, the Company’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Company’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized in earnings. During the three and six months ended June 30, 2009 and 2008, the Company did not recognize OTTI on any of its available-for-sale equity securities.
The Company’s investment portfolio as of June 30, 2009, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC or FNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of June 30, 2009. In addition, the Company does not have investments in residual tranches.
At June 30, 2009, the unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at June 30, 2009, all of them have maintained the highest rating by all the rating agencies and reflects a stable outlook.
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

The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included securitization and sale of long-term, fixed-rate residential mortgage loans, shortening the average maturity of fixed-rate loans and increasing the volume of variable and adjustable rate loans to reduce the average maturity of the Company’s interest-earning assets. As a general rule, long-term, fixed-rate single family residential mortgage loans underwritten according to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines are sold for cash soon after origination. In addition, the Company enters into certain derivative financial instruments to hedge various exposures or to modify interest rate characteristics of various statements of financial condition items. For instance, the Company enters into interest rate swaps to modify the interest rate characteristic of certain fixed-rate brokered certificates of deposit. This structured variable rate funding matches well with the Company strategy of having a large floating rate commercial loan portfolio. See “Note 16 — Derivative Instruments and Hedging Activities — Notes to Condensed Consolidated Financial Statements, included herein in Part I.
The tables below show the risk profile of the Company plus 200-basis point or minus 100-basis point parallel and gradual increase or decrease, respectively, of interest rates, as of June 30, 2009.

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
	(Dollars in thousands)
+200 Basis Points	$218,914	$(7,618)	(3.36)%
Base Scenario	226,532	—	—
-100 Basis Points (2)	234,346	7,814	3.45%

(1)	The NII (net interest income) figures exclude the effect of the amortization of loan fees.

(2)	Due to the low interest rate environment, the Company only modeled a 100-basis point downward adjustment.
At June 30, 2009, the Company’s interest rate risk profile was fairly neutral with only modest changes expected either on a 200 basis upward rate scenario or 100 basis point downward rate scenario. The model utilized to create the information presented above makes various estimates at each level of interest rate change regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. Actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change. In addition, the limits stated above do not necessarily take into account changes which management would undertake to realign its portfolio.
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
The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At June 30, 2009, the Company had $645.5 million and $1.3 billion of cash and cash equivalent reserves and unpledged investment securities, respectively, which could be used as collateral for borrowing, respectively.
Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances and borrowings from the FHLB of New York and other short and long-term borrowings, such as federal funds purchased and repurchase agreements. Other borrowings limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the broker deposits market as a source of cost effective source of fund in addition to local market deposit inflows. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the FHLB as a funding source, issuing notes payable, such as advances, and other borrowings, such as repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires Westernbank to maintain a minimum amount of qualifying collateral, after application of haircuts, with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. As of June 30, 2009, the Company has outstanding $92 million of advances from the FHLB. Since 2008, the Company has been continuously reviewing its real estate residential and commercial collateral to increase its ability to borrow from the FHLB. At June 30, 2009, the Company’s borrowing capacity with the FHLB was $598.9 million, with an availability of $506.9 million as of the same date.
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
Due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposit instability. The availability of additional brokered deposits depends on a variety of factors including market conditions and the Company’s and Westernbank’s overall financial condition. At June 30, 2009, the Company had $7.8 billion in brokered deposits, or 76% of total deposits. Westernbank relies extensively on brokered deposits as a source of liquidity. Westernbank needs liquidity to, among other things, pays operating expenses, maintain its lending activities and replace maturing liabilities. Without sufficient liquidity, the Company may be forced to curtail its operations. The continued access to brokered deposits depends on a variety of factors including market conditions, regulatory matters and the Company’s and Westernbank’s overall financial condition.
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
At June 30, 2009, Westernbank had total deposits of $10.2 billion, of which $675.9 million or 7% consisted of savings deposits, $311.1 million or 3% consisted of interest bearing demand deposits, $289.2 million or 3% consisted of noninterest bearing deposits, and $8.9 billion or 87% consisted of time deposits and related accrued interest. Time deposits include brokered deposits amounting to $7.8 billion as of June 30, 2009. These accounts have historically been a stable source of funds.

At June 30, 2009, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$135,171
over 3 months through 6 months	105,250
over 6 months through 12 months	121,165
over 12 months	73,831

Total	$435,417

CONTRACTUAL OBLIGATIONS AND COMMITMENTS — Payments due, excluding interest, due by period for the Company’s contractual obligations (other than deposit liabilities) at June 30, 2009 are presented below:

		Due after one	Due after three
	Due within one	year through	years through	Due after five
	year	three years	five years	years	Total
			(In thousands)
Short-term borrowings	$382,924	$—	$—	$—	$382,924
Long-term borrowings	636,642	1,187,500	185,000	445,000	2,454,142
Operating lease obligations	2,563	4,560	2,520	3,565	13,208

Total contractual obligations	$1,022,129	$1,192,060	$187,520	$448,565	$2,850,274

The portion of the provision for income taxes related to unrecognized tax benefits amounted to credits of $572,000 and $526,000 for the quarter and six-month period ended June 30, 2009, respectively, compared to a provision of $45,000 and a credit of $33.5 million, respectively, for the comparable periods in 2008. Uncertain income tax positions mainly relate to income which could be subject to special flat income tax rates in a tax jurisdiction outside of Puerto Rico, and certain expense deductions taken in income tax returns. For further detail on the a liability for income taxes related to unrecognized tax benefits, refer to Note 14 to notes to the condensed consolidated financial statements, included herein in Part I — Item 1.
Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At June 30, 2009, the Company had $5.9 billion in time deposits that mature within twelve months.

The maturity distribution of the Company’s financial instruments with off-balance sheet risk expiring by period at June 30, 2009, is presented below:

		After one
	Less than one	year to five
	year	years	Total
		(In thousands)
Unused lines of credit	$93,169	$85,921	$179,090
Standby letters of credit	30,422	—	30,422
Commercial letters of credit	1,226	—	1,226
Commitments to extend credit	16,757	191,142	207,899

Total	$141,574	$277,063	$418,637

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
The Company classifies operational risk into five major areas: Inadequate Information Systems Risk, Operational Problems, Breaches in Internal Controls & Fraud, Unforeseen Catastrophes and New Line of Business. The Company has specialized business areas, such as the Information Security, Legal Department, Accounting Department, Internal Audit Function, Compliance Department, Information Technology and Operations, to assist the different lines of business in the development and implementation of specific risk management practices. In addition,management identifies, measures, monitors and controls operational risk through periodic reviews of procedures, internal controls, fraud risk assessment process, data processing systems, contingency plans, and other operating practices. This review helps reduce the likelihood of errors and breakdown in controls, improve the control of risk and the effectiveness of the systems, and prevent unsound business practices.
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
Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $385.7 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. For this violation, Westernbank paid a penalty of $50,000 during 2008. As of June 30, 2009, this loan relationship was not impaired. There can be no assurance that the Commissioner will not take further actions on this issue.
At June 30, 2009, the Company had twenty-five relationships with an aggregate outstanding principal balance in excess of $50.0 million. Such balances represent 35% of the Company’s total loan portfolio.
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
Item 4T. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
The Company’s management identified certain material weaknesses in the Company’s internal control over financial reporting as of December 31, 2008, as set forth under “Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2008 Annual Report on Form 10-K. A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5), or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009.
The Company is engaged in the implementation of remediation efforts to address the remaining material weakness in the Company’s internal control over financial reporting as of December 31, 2008. The Company’s remediation efforts related to credit quality review, appraisal report review and financial closing and reporting outlined in “Actions Relating to Material Weaknesses Remediated as of the Date of this Filing” under Item 9A, Controls and Procedures, of Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and are specifically designed to address the material weakness identified by the Company’s management. The Company will disclose any significant further developments arising as a result of its remediation efforts in future filings with the SEC.
Changes in Internal Control Over Financial Reporting
As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company outlined certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2008. The Company continued these remediation efforts during the quarter ended June 30, 2009. Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as described in Note 19 — Contingencies, included in Part I, Item 1 of this Form 10-Q, there are no material pending legal proceedings other than ordinary routine legal proceedings incidental to the business of the Company to which the Company or any of its subsidiaries is the subject or of which any of their property is the subject. Management believes, after consultation with legal counsel, that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.
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
Item 6. Exhibits
10.1 Consent Order by and between Westernbank Puerto Rico and the Federal Deposit Insurance Corporation (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 29, 2009).
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