Form 10-Q
period 2009-09-30
W HOLDING CO INC
filed 2009-12-21
CIK 1084887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
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

Part I. Financial Information
Item 1. Financial Statements
W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$52,484	$68,368
Money market instruments:
Federal funds sold	49,008	—
Interest-bearing deposits in banks	417,709	1,096,465
Investment securities available for sale, at fair value with an amortized cost of $2,504,839 in 2009 and $3,713,645 in 2008	2,533,849	3,670,241
Investment securities held to maturity, at amortized cost with a fair value of $563,710 in 2009 and $1,020,837 in 2008	575,251	1,037,970
Securities sold but not yet delivered	624,501	—
Federal Home Loan Bank stock, at cost	52,252	64,190
Residential mortgage loans held for sale, at lower of cost or fair value	46,681	18,871
Loans, net of allowance for loan losses of $225,502 in 2009 and $282,089 in 2008	8,482,884	8,667,717
Accrued interest receivable	42,344	56,224
Foreclosed real estate held for sale, net of allowance of $4,045 in 2009 and $3,104 in 2008	119,308	98,570
Other real estate held for sale, net	—	5,462
Premises and equipment, net	128,837	120,796
Deferred income taxes, net	144,724	155,661
Other assets	219,785	222,362

TOTAL	$13,489,617	$15,282,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$295,989	$250,380
Interest-bearing and related accrued interest payable, includes $14,482 in 2009 and $109,944 in 2008 of deposits measured at fair value	9,073,811	10,751,793

Total deposits	9,369,800	11,002,173
Repurchase agreements	2,657,725	3,204,142
Advances from Federal Home Loan Bank	392,000	42,000
Mortgage note payable	—	34,932
Advances from borrowers for taxes and insurance	10,096	11,759
Accrued expenses and other liabilities	77,871	72,524

Total liabilities	12,507,492	14,367,530

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value per share (liquidation preference — $530,838 in 2009 and 2008); authorized 50,000,000 shares; issued and outstanding 18,156,709 shares in 2009 and 2008	18,157	18,157
Common stock — $1.00 par value per share; authorized 500,000,000 shares; issued and outstanding 3,297,815 shares in 2009 and 3,298,138 shares in 2008	3,298	3,298
Paid-in capital	870,679	870,450
Retained earnings:
Reserve fund	79,070	78,389
Accumulated losses	(13,298)	(13,939)
Accumulated other comprehensive income (loss), net of income tax	24,219	(40,988)

Total stockholders’ equity	982,125	915,367

TOTAL	$13,489,617	$15,282,897

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Loans, including loan fees	$111,785	$141,897	$347,296	$440,485
Investment securities	1,680	19,596	6,892	88,624
Mortgage-backed securities	37,317	37,639	106,423	78,609
Money market instruments	1,175	4,513	3,427	17,420

Total interest income	151,957	203,645	464,038	625,138

INTEREST EXPENSE:
Deposits	83,611	112,536	281,238	342,363
Federal funds purchased and repurchase agreements	20,890	52,051	77,968	165,548
Advances from Federal Home Loan Bank	1,074	630	2,317	2,351

Total interest expense	105,575	165,217	361,523	510,262

NET INTEREST INCOME	46,382	38,428	102,515	114,876
PROVISION FOR LOAN LOSSES	12,366	15,382	32,345	44,685

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,016	23,046	70,170	70,191

NONINTEREST INCOME:
Service and other charges on loans	1,934	2,549	6,467	7,751
Service charges on deposit accounts	2,159	2,851	6,691	8,903
Other fees and commissions	4,506	5,504	14,583	16,993
Net gain on derivative instruments and deposits measured at fair value	664	1,622	1,410	2,844
Net gain (loss) on sales and valuation of loans held for sale, securities, and other assets	30,072	(2,655)	67,353	11,674

Total noninterest income	39,335	9,871	96,504	48,165

NONINTEREST EXPENSES:
Salaries and employees’ benefits	14,157	17,064	42,801	49,926
Equipment	3,354	3,337	9,486	10,136
Deposits insurance premium and supervisory examination	12,218	3,957	40,785	10,578
Occupancy	2,431	2,601	6,736	7,903
Advertising	1,604	1,650	5,289	5,943
Printing, postage, stationery and supplies	971	976	2,727	3,168
Telephone	663	784	1,976	2,364
Net loss from operations of foreclosed real estate held for sale	974	107	1,508	216
Municipal taxes	2,862	2,726	8,386	7,510
Professional fees	4,443	5,848	11,892	13,943
Provision for claim receivable	—	485	—	485
Other	10,451	6,531	21,707	20,679

Total noninterest expenses	54,128	46,066	153,293	132,851

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES	19,223	(13,149)	13,381	(14,495)
PROVISION (CREDIT) FOR INCOME TAXES	7,886	(2,070)	6,758	(37,126)

NET INCOME (LOSS)	11,337	(11,079)	6,623	22,631
LESS DIVIDENDS TO PREFERRED STOCKHOLDERS	—	9,228	4,614	27,684

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,337	$(20,307)	$2,009	$(5,053)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$3.44	$(6.16)	$0.61	$(1.53)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$3.40	$(6.16)	$0.61	$(1.53)

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2009	2008
Changes in Stockholders’ Equity:
Preferred stock:
Balance at beginning of year	$18,157	$18,157

Balance at end of period	18,157	18,157

Common stock:
Balance at beginning of year	3,298	3,298

Balance at end of period	3,298	3,298

Paid-in capital:
Balance at beginning of year	870,450	870,128
Stock-based compensation expense	229	231

Balance at end of period	870,679	870,359

Reserve fund:
Balance at beginning of year	78,389	78,389
Transfer from undivided profits	681	2,645

Balance at end of period	79,070	81,034

Undivided profits (accumulated losses):
Balance at beginning of year	(13,939)	31,383
Cumulative impact of change in accounting for financial assets and liabilities at fair value (SFAS No. 159 - See Note 1)	—	5,283

Balance at beginning of year — as adjusted	(13,939)	36,666
Net income	6,623	22,631
Cash dividends on common stock	(687)	(6,182)
Cash dividends on preferred stock	(4,614)	(27,684)
Transfer to reserve fund	(681)	(2,645)

Balance at end of period	(13,298)	22,786

Accumulated other comprehensive income (loss), net of income tax:
Balance at beginning of year	(40,988)	(5,119)
Other comprehensive income (loss)	65,207	(113,382)

Balance at end of period	24,219	(118,501)

Total Stockholders’ Equity	$982,125	$877,133

Comprehensive Income (Loss):
Net income	$6,623	$22,631

Other comprehensive income (loss):
Unrealized net gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period	138,251	(124,361)
Reclassification adjustment for losses (gains) included in net income (loss)	(65,837)	53

	72,414	(124,308)

Unrealized net gains on cash flow hedge derivatives — (fixed — price sale contracts):
Unrealized losses arising during the period	(1,760)	—
Reclassification adjustment for losses (gains) included in net income (loss)	—	—

	(1,760)	—

Sub-total	70,654	(124,308)

Income tax effect	(5,447)	10,926

Other comprehensive income (loss)	65,207	(113,382)

Total Comprehensive Income (Loss)	$71,830	$(90,751)

See notes to condensed consolidated financial statements.

W HOLDING COMPANY, INC. AND SUBISIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,623	$22,631
Adjustments to reconcile net income to net cash used in operating activities:
Provision (credit) for:
Loan losses	32,345	44,685
Unfunded loan commitments	89	—
Claim receivable	—	485
Deferred income tax	5,490	(4,762)
Foreclosed real estate held for sale	941	63
Depreciation and amortization of:
Premises and equipment	7,043	7,437
Mortgage servicing rights	276	208
Stock-based compensation expense	229	231
Amortization of premium (discount)-net, on:
Investment securities available for sale	6,559	(1,072)
Investment securities held to maturity	195	(15,875)
Mortgage-backed securities held to maturity	528	33
Loans	14	18
Amortization of discount on deposits	1,771	2,039
Amortization of net deferred loan origination fees	(6,684)	(6,281)
Net loss (gain) on sale and in valuation of:
Investment securities available for sale	(65,837)	53
Called investment securities held to maturity	—	2,814
Mortgage loans held for sale	(836)	(627)
Derivative instruments	(253)	(2,801)
Deposits measured at fair value	(694)	3,266
Foreclosed real estate held for sale	229	(238)
Other real estate held for sale	(671)	(13,746)
Loans	—	261
Premises and equipment	(8)	(31)
Other assets	—	(2,299)
Capitalization of servicing rights	(443)	(461)
Originations of mortgage loans held for sale	(62,130)	(41,175)
Proceeds from sales of mortgage loans held for sale	35,156	32,363
Decrease (increase) in:
Trading securities	—	4,184
Accrued interest receivable	13,880	32,476
Other assets	(3,245)	(11,258)
Increase (decrease) in:
Accrued interest on deposits and borrowings	(72,685)	(41,788)
Other liabilities	10,532	(35,607)

Net cash used in operating activities	(91,586)	(24,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing deposits in banks	678,756	(111,586)
Net increase in federal funds sold and resell agreements	(49,008)	(287,200)
Cancellation of resell agreements over three months	—	547,800
Investment securities available for sale:
Maturities, prepayments and calls	472,494	1,157,864
Proceeds from sales	2,522,338	98,343
Purchases	(2,351,249)	(4,670,210)
Investment securities held to maturity:
Maturities, prepayments and calls	372,595	37,175,008
Purchases	—	(33,282,682)
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	89,402	6,786
Loans:
Sales	—	12,783
Loan principal collections, net of originations	133,118	209,958
Purchases of derivative options	(2,204)	(507)
Proceeds from derivative instruments	4,822	9,124
Cash received on terminated swaps	404	—
Proceeds from sales of foreclosed real estate held for sale	4,128	906
Proceeds from sales of other real estate held for sale	1,875	19,675
Additions to premises and equipment	(10,142)	(10,262)
Proceeds from sales of premises and equipment	8	31
Proceeds from sales of other assets	—	2,299
Purchases of Federal Home Loan Bank stock	(44,146)	(50,740)
Redemptions of Federal Home Loan Bank stock	56,084	30,604

Net cash provided by investing activities	1,879,275	857,994

Forward	$1,787,689	$833,220

See notes to condensed consolidated financial statements.
(Continued)

W HOLDING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2009	2008
Forward	$1,787,689	$833,220

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(1,558,506)	582,383
Net increase in federal funds purchased and repurchase agreements	9,583	413,250
Repurchase agreements with original maturities over three months:
Payments	—	(1,803,575)
Cancellations	(556,000)	—
Net increase (decrease) in advances from Federal Home Loan Bank	350,000	(60,000)
Repayments of mortgage note payable	(34,932)	(392)
Cash paid on matured embedded derivatives	(4,529)	(8,578)
Net decrease in advances from borrowers for taxes and insurance	(1,663)	(2,423)
Dividends paid	(7,526)	(35,791)

Net cash used in financing activities	(1,803,573)	(915,126)

NET DECREASE IN CASH AND DUE FROM BANKS	(15,884)	(81,906)

CASH AND DUE FROM BANKS, BEGINNING OF YEAR	68,368	153,473

CASH AND DUE FROM BANKS, END OF PERIOD	$52,484	$71,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and other borrowings	$420,426	$536,991
Income taxes	864	12,300
Noncash activities (see Note 9):
Accrued dividends payable	—	2,225
Net change in other comprehensive income (loss)	65,207	(113,382)
Securities sold but not yet delivered	624,501	—
Mortgage loans securitized and transferred to:
Trading securities	—	4,184
Transfer from :
Loans to foreclosed real estate held for sale	27,307	89,632
Premises and equipment to other real estate held for sale	—	12,181
Other real estate held for sale to premises and equipment	4,258	—
Undivided profits to reserve fund	681	2,645
Mortgage loans originated to finance the sale of foreclosed real estate held for sale	1,267	1,245
Unpaid additions to premises and equipment	821	226
Effect of derivative transactions:
Decrease in other assets	2,459	9,894
Decrease in deposits	(161)	(3,891)
Decrease in other liabilties	(3,245)	(5,538)
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
Westernbank’s traditional banking operations include retail operations, such as its branches, including the branches of the Expresso division, together with consumer loans, mortgage loans, commercial loans (excluding the Asset-Based Lending Unit operations), investments (treasury) and deposit products. Besides the traditional banking operations, at September 30, 2009, Westernbank operates four other divisions:

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
Westernbank owns 100% of the voting shares of:
•	Westernbank World Plaza, Inc. (“WWPI”), which owns and operates Westernbank World Plaza, a 23-story office building, including its related parking facility, located in Hato Rey, Puerto Rico, the main Puerto Rican business district.

•	SRG Net, Inc., a Puerto Rico corporation that operates an electronic funds transfer network. The assets, liabilities, revenues and expenses of SRG Net, Inc. at September 30, 2009 and December 31, 2008, and for each of the three and nine months ended September 30, 2009 and 2008, were not significant.

•	Westernbank Financial Center Corp (“WFCC”), which was incorporated under the laws of the State of Florida to conduct commercial lending and other related activities in the United States of America. WFCC commenced operations in February 2007, was largely inactive, and was closed during the third quarter of 2008. The assets, liabilities, revenues and expenses of WFCC as of and for the three and nine months ended September 30, 2008, were not significant.

•	Westernbank Insurance Corp., a general insurance agent placing property, casualty, life and disability insurances. On May 19, 2008, the Company contributed 100% of its ownership in WIC to Westernbank. The assets, liabilities, revenues and expenses of WIC at September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008, were not significant.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and banking industry practices. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The (unaudited) Consolidated Financial Statements have been prepared in conformity with the accounting policies stated in the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (which consist of normal recurring accruals) necessary to present fairly the consolidated financial condition as of September 30, 2009 and December 31, 2008, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, and the consolidated changes in stockholders’ equity, comprehensive income (loss), and cash flows for the nine months ended September 30, 2009 and 2008. All significant intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Financial information as of December 31, 2008, has been derived from the audited Consolidated Financial Statements of the Company. The results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
FASB Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This Update amends the FASB Accounting Standards Codification (“ASC”) for the issuance of Statement No. 168, which establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASU No. 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has incorporated the disclosure requirements of ASU No. 2009-01 by reference to the ASC in these Notes to the Company’s Condensed Consolidated Financial Statements.
Accounting Pronouncements Recently Adopted
In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements (the “Fair Value Guidance”). The Fair Value Guidance emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This guidance clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, the Fair Value Guidance establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The adoption of this guidance on January 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations. In February 2008, the FASB issued additional authoritative guidance which delayed the effective date of the Fair Value Guidance for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of this guidance for non-financial assets and non-financial liabilities at January 1, 2008, did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

In October 2008, the FASB issued authoritative guidance which clarifies the application of the Fair Value Guidance in a market that is not active and illustrates key considerations in determining the fair value. The guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements.
In February 2007, the FASB issued authoritative guidance which permits an entity to choose to measure certain financial instruments and certain other items at fair value on an instrument-by-instrument basis. Once an entity has elected to record eligible items at fair value, the decision is irrevocable and the entity should report unrealized gains and losses on items for which the fair value option has been elected in earnings. The guidance establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Eligible items that are measured at fair value must be displayed on the face of the statements of financial condition. The Company adopted this guidance on January 1, 2008 and recorded a cumulative effect adjustment of $5.3 million that was credited to retained earnings and decreased deposits, other assets and deferred income tax asset by $12.9 million, $4.2 million and $3.4 million, respectively. See Note 17.
In March 2008, the FASB issued authoritative guidance which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under the existing guidance and its related interpretations, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company early adopted the disclosure framework dictated by this guidance during 2008.
In April 2009, the FASB amended the existing guidance on the disclosure about fair values of financial instruments, which requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements, as well as annual financial statements. This FSB guidance reiterates that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance provides additional direction and utilizes a two-step process to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability, and whether a transaction is not orderly. If it is determined that there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Accordingly, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair. This guidance is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance amending the recognition and measurement guidance related to other-than-temporary impairment (“OTTI”) for debt securities. This guidance requires that an OTTI shall be recognized in earnings if the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the Company does not intend to sell the security, and it is not likely that the Company will be required to sell the security before recovery of its cost basis, the OTTI related to credit losses shall be recognized in earnings, and the OTTI related to all other factors shall be recorded in other comprehensive income (loss), net of applicable taxes. An entity shall recognize the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings, net of applicable taxes, with a corresponding adjustment to accumulated other comprehensive income (loss). This guidance is effective for interim and annual reporting periods ending after June 15, 2009 and should be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. The guidance also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued authoritative guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending subsequent to initial adoption. The Company adopted this guidance in the second quarter of 2009. See Note 17.
In May 2009, the FASB issued authoritative guidance which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. This guidance reflects the principles underpinning previous subsequent event guidance in existing accounting literature and US Auditing Standards (AU) Section 560, “Subsequent Events,” therefore the Company’s adoption of this guidance should not result in significant changes in the subsequent events that the Company’s reports either through recognition or disclosure in the consolidated financial statements. This guidance requires the Company’s to disclose the date through which it has evaluated subsequent events, which for public entities, is the date the financial statements are issued. This guidance became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements.
In September 2009, the FASB updated the Codification to reflect SEC staff pronouncements on earnings-per-share calculations. According to the update, the SEC staff believes that when a public company redeems preferred shares, the difference between the fair value of the consideration transferred to the holders of the preferred stock and the carrying amount on the balance sheet after issuance costs of the preferred stock should be added to or subtracted from net income before doing an earnings-per-share calculation. The SEC’s staff also thinks it is not appropriate to aggregate preferred shares with different dividend yields when trying to determine whether the “if-converted” method is dilutive to the earnings-per-share calculation. The guidance is effective for new share lending arrangements for interim and annual periods beginning on or after June 15, 2009. For existing arrangements, the guidance is effective for fiscal years beginning on or after December 15, 2009 and must be applied retrospectively for arrangements outstanding as of the effective date. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements To Be Adopted
In June 2009, the FASB amended the existing guidance on the accounting for transfer of financial assets, which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance removes the concept of a “qualifying special-purpose entity” (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. This Statement is effective for interim and annual periods beginning after November 15, 2009, with early adoption prohibited. The adoption of this guidance is not expected to have any effect on the Company’s condensed consolidated financial statements.
In June 2009, the FASB amended the methodology for determining the primary beneficiary (and therefore consolidator) of a variable interest entity (“VIE”) and will require such assessment to be performed on an ongoing basis. Under this new guidance, the primary beneficiary of a VIE is defined as the enterprise that has both (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These amendments affect all entities currently within the scope of ASC Topic 810 Consolidation Variable Interest Entities (previously FIN No. 46(R)), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of previous existing guidance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this guidance is not expected to have any effect on the Company’s condensed consolidated financial statements.
In August 2009, the FASB updated the Codification in connection with the fair value measurement of liabilities to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurement. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustment to the quoted price of the asset are required, are Level 1 fair value measurements. This update is effective for the first reporting period (including interim periods) beginning after its issuance. The adoption of this guidance in the fourth quarter of 2009 is not expected to have any impact on the Company’s condensed consolidated financial statements.
2. EARNINGS (LOSS) PER SHARE
In accordance with existing guidance, basic earnings per share is computed by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income (loss) attributable to common stockholders as adjusted to add back dividends on convertible preferred stock, by the weighted-average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares represent assumed conversion of outstanding convertible preferred stock, which are determined using the if-converted method, and outstanding stock options, which are determined using the treasury stock method. The effect of convertible preferred stock (33,674 shares in the three and nine months ended September 30, 2009 and 2008, as adjusted to reflect the reverse stock split approved on November 7, 2008 and effective on December 1, 2008) was dilutive for the three months ended September 30, 2009 and antidilutive for the nine months ended September 30, 2009. Stock options outstanding at September 30, 2009 and 2008 were 113,335 and 134,369, respectively. In 2009 and 2008, no potentially dilutive common shares resulted from the stock options because the exercise price of the options was greater than the average market price of the common stock.
Basic and diluted earnings (loss) per common share were computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)
Basic and diluted earnings (loss) per common share:
Net income (loss)	$11,337	$(11,079)	$6,623	$22,631
Less preferred stock dividends	—	9,228	4,614	27,684

Income (loss) attributable to common stockholders - basic	11,337	(20,307)	2,009	(5,053)
Plus convertible preferred stock dividends	34	—	—	—

Income (loss) attributable to common stockholders - diluted	$11,371	$(20,307)	$2,009	$(5,053)

Weighted average number of common shares outstanding during the period	3,298	3,298	3,298	3,298

Assumed conversion of preferred shares	34	—	—	—

Total	3,332	3,298	3,298	3,298

Basic earnings (loss) per common share	$3.44	$(6.16)	$0.61	$(1.53)

Diluted earnings (loss) per common share	$3.40	$(6.16)	$0.61	$(1.53)

3. DIVIDENDS DECLARED PER COMMON SHARE
The Company’s cash dividends per share declared for the nine months ended September 30, 2009 and 2008 were as follows:

RECORD DATE	PAYABLE DATE	AMOUNT PER SHARE(1)
2009
January 30, 2009	February 16, 2009	$0.2083

2008 (2)
January 31, 2008	February 15, 2008	$0.2083
February 28, 2008	March 15, 2008	0.2083
March 30, 2008	April 17, 2008	0.2083
April 30, 2008	May 15, 2008	0.2083
May 31, 2008	June 15, 2008	0.2083
June 29, 2008	July 17, 2008	0.2083
July 31, 2008	August 15, 2008	0.2083
August 31, 2008	September 17, 2008	0.2083
September 30, 2008	October 17, 2008	0.2083

Total		$1.8747

(1)	Dividends amounts in the table are rounded.

(2)	As adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.
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
Refer to Note 19 – “Contingencies – Regulatory Matters” below for a description of certain regulatory agreements entered into with the FDIC, the Office of the Commissioner of Financial Institutions (“OCIF”) and the Board of Governors of the Federal Reserve System (the “FRB”) and the regulatory restrictions on the payment of dividends imposed by the agreements.

4. ACCUMULATED OTHER COMPRENSIVE INCOME (LOSS), NET
Accumulated other comprehensive income (loss), net of income tax, consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Unrealized net gains (losses) on investment securities available for sale, net of income tax of $3,295,000 in 2009 and $2,415,000 in 2008	$25,715	$(40,988)

Unrealized net losses on cash flow hedge derivatives (fixed-price sale contracts), net of income tax of $264,000 in 2009	(1,496)	—

Total	$24,219	$(40,988)

5. MONEY MARKET INSTRUMENTS
At September 30, 2009 and December 31, 2008, money market instruments included $417.7 million and $1.1 billion, respectively, in interest bearing deposits with other banks. At September 30, 2009 and December 31, 2008, the Company maintained $408.5 million and $1.1 billion, respectively, as interest-bearing deposit with the Federal Reserve Bank of New York. Restricted interest bearing deposits with other banks amounted to $3.6 million at September 30, 2009 and December 31, 2008. In addition, interest bearing deposits with other banks amounting to $400,000 were pledged to the Puerto Rico Treasury Department for Westernbank’s International Division at September 30, 2009 and December 31, 2008.
The Company sells federal funds and enters into purchases of securities under agreements to resell the same securities (“resell agreements”). These agreements are classified as secured loans and are reflected as assets in the condensed consolidated statements of financial condition. At September 30, 2009, the Company had $49.0 million of federal funds sold outstanding. There were no such agreements outstanding at December 31, 2008.
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

6. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of investment securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
U.S. Government and agencies obligations (USGO’s)	$48,965	$197	$701	$48,461
Puerto Rico Government and agencies obligations (PRGO’s)	11,258	294	—	11,552

Subtotal	60,223	491	701	60,013

Mortgage-backed securities:
Government National Mortgage Association (GNMA) certificates	1,329,101	18,946	111	1,347,936
Collateralized mortgage obligations (CMO’s) issued and guaranteed by GNMA	757,537	19,520	—	777,057
CMO’s issued and guaranteed by Federal National Mortgage Association (FNMA)	343,291	—	7,734	335,556
CMO’s issued and guaranteed by Federal Home Loan Mortgage Corporation (FHLMC)	12,781	—	292	12,489

Subtotal	2,442,710	38,466	8,137	2,473,038

Equity securities — common stock	1,906	—	1,108	798

Total	$2,504,839	$38,957	$9,946	$2,533,849

Held to maturity:
PRGO’s	$12,833	$9	$102	$12,740
Corporate notes	21,436	—	7,461	13,975

Subtotal	34,269	9	7,563	26,715

Mortgage-backed securities:
GNMA certificates	5,010	273	—	5,283
FHLMC certificates	1,647	131	—	1,778
FNMA certificates	2,392	165	—	2,557
CMO’s issued and guaranteed by FHLMC	478,817	2,278	8,063	473,032
CMO’s issued and guaranteed by FNMA	53,116	1,291	62	54,345

Subtotal	540,982	4,138	8,125	536,995

Total	$575,251	$4,147	$15,688	$563,710

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
	(In thousands)
Available for sale:
USGO’s	$306,259	$1,621	$—	$307,880
PRGO’s	11,122	335	—	11,457

Subtotal	317,381	1,956	—	319,337

Mortgage-backed securities:
GNMA certificates	523,339	3,332	295	526,376
CMO’s issued and guaranteed by GNMA	2,461,199	124	33,796	2,427,527
CMO’s issued and guaranteed by FNMA	395,492	—	15,054	380,438
CMO’s issued and guaranteed by FHLMC	14,328	—	677	13,651

Subtotal	3,394,358	3,456	49,822	3,347,992

Equity securities — common stock	1,906	1,006	—	2,912

Total	$3,713,645	$6,418	$49,822	$3,670,241

Held to maturity:
USGO’s	$372,311	$793	$—	$373,104
PRGO’s	13,312	3	167	13,148
Corporate notes	21,436	—	1,870	19,566

Subtotal	407,059	796	2,037	405,818

Mortgage-backed securities:
GNMA certificates	5,574	195	2	5,767
FHLMC certificates	1,942	88	—	2,030
FNMA certificates	2,691	118	1	2,808
CMO’s issued and guaranteed by FHLMC	551,802	788	16,987	535,603
CMO’s issued and guaranteed by FNMA	68,902	607	698	68,811

Subtotal	630,911	1,796	17,688	615,019

Total	$1,037,970	$2,592	$19,725	$1,020,837

The amortized cost and fair value of investment securities available for sale and held to maturity at September 30, 2009, by contractual maturity (excluding mortgage-backed securities), are shown below.

	Available For Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due within one year	$6,505	$6,656	$3,820	$3,820
Due after one year through five years	4,753	4,896	8,528	8,439
Due after five years through ten years	48,965	48,461	485	481
Due after ten years	—	—	21,436	13,975

Subtotal	60,223	60,013	34,269	26,715

Mortgage-backed securities	2,442,710	2,473,038	540,982	536,995
Equity securities	1,906	798	—	—

Total	$2,504,839	$2,533,849	$575,251	$563,710

The following tables show the Company’s available for sale and held to maturity investments’ fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
September 30, 2009	Value	Losses	Value	Losses	Value	Losses	Positions
	(In thousands)
Available for sale:

USGO’s	$23,860	$701	$—	$—	$23,860	$701	1

Mortgage-backed securities:
GNMA certificates	97,053	111	—	—	97,053	111	2
CMO’s issued and guaranteed by FNMA	335,556	7,734	—	—	335,556	7,734	11
CMO’s issued and guaranteed by FHLMC	12,488	292	—	—	12,488	292	1

Subtotal	445,097	8,137	—	—	445,097	8,137	14

Equity securities — common stock	798	1,108	—	—	798	1,108	1

Total	$469,755	$9,946	$—	$—	$469,755	$9,946	16

Held to maturity:
PRGO’s	$6,353	$75	$4,993	$27	$11,346	$102	11
Corporate notes	—	—	13,975	7,461	13,975	7,461	3

Subtotal	6,353	75	18,968	7,488	25,321	7,563	14

Mortgage-backed securities:
CMO’s issued and guaranteed by FHLMC	12,847	45	368,355	8,018	381,202	8,063	4
CMO’s issued and guaranteed by FNMA	—	—	10,887	62	10,887	62	1

Subtotal	12,847	45	379,242	8,080	392,089	8,125	5

Total	$19,200	$120	$398,210	$15,568	$417,410	$15,688	19

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross	Number of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Investment
December 31, 2008	Value	Losses	Value	Losses	Value	Losses	Positions
	(In thousands)
Available for sale:

Mortgage-backed securities:
GNMA certificates	$235,547	$295	$—	$—	$235,547	$295	6
CMO’s issued and guaranteed by GNMA	2,365,960	33,796	—	—	2,365,960	33,796	42
CMO’s issued and guaranteed by FNMA	—	—	380,439	15,054	380,439	15,054	11
CMO’s issued and guaranteed by FHLMC	—	—	13,651	677	13,651	677	1

Total	$2,601,507	$34,091	$394,090	$15,731	$2,995,597	$49,822	$60

Held to maturity:
PRGO’s	$3,905	$45	$8,770	$122	$12,675	$167	12
Corporate notes	4,096	148	15,470	1,722	19,566	1,870	3

Subtotal	8,001	193	24,240	1,844	32,241	2,037	15

Mortgage-backed securities:
GNMA certificates	139	2	—	—	139	2	2
FNMA certificates	67	1	—	—	67	1	1
CMO’s issued and guaranteed by FHLMC	13,588	204	462,737	16,783	476,325	16,987	9
CMO’s issued and guaranteed by FNMA	—	—	30,128	698	30,128	698	3

Subtotal	13,794	207	492,865	17,481	506,659	17,688	15

Total	$21,795	$400	$517,105	$19,325	$538,900	$19,725	30

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
For debt securities, if the Company intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred, and the Company must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Company does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Company must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized through earnings and the non-credit component is recognized through accumulated other comprehensive income (loss). During the three and nine months ended September 30, 2009 and 2008, the Company did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities.

For equity securities, the Company’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Company’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized in earnings. During the three and nine months ended September 30, 2009 and 2008, the Company did not recognize OTTI on any of its available-for-sale equity securities.
The Company’s investment portfolio as of September 30, 2009 and December 31, 2008, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC or FNMA.
At September 30, 2009 and December 31, 2008, the unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at September 30, 2009 and December 31, 2008, all of them have maintained the highest rating by all the rating agencies and reflect a stable outlook. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $25.6 million and $69.5 million at September 30, 2009 and December 31, 2008, respectively.
Proceeds from sales of investment securities available for sale and the respective gross realized gains and losses for the nine months ended September 30, 2009 and 2008, were as follows:

	2009	2008
	(In thousands)
Proceeds from sales	$2,522,338	$98,343
Gross realized gains	65,837	22
Gross realized losses	—	75
Unencumbered investment securities available for sale and held to maturity at September 30, 2009 amounted to $321,115,000 and $324,647,000, respectively, after taking into account the investment securities pledged described in Note 8.

7. LOANS
The loans portfolio consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
REAL ESTATE LOANS SECURED BY MORTGAGES ON:
Commercial real estate	$4,965,102	$5,105,663
Residential real estate, mainly one-to-four family residences	990,081	985,564
Construction and land acquisition	1,358,957	1,446,191

Subtotal	7,314,140	7,537,418

Plus (less):
Undisbursed portion of loans in process	(1,695)	(3,214)
Premium on loans purchased	28	42
Deferred loan fees — net	(24,463)	(29,303)

Subtotal	(26,130)	(32,475)

Real estate loans — net	7,288,010	7,504,943

OTHER LOANS:
Commercial, industrial and agricultural loans	637,602	721,987
Consumer loans:
Loans on deposits	28,742	28,753
Credit cards	50,262	49,301
Installment	707,651	649,961
Less deferred loan fees — net	(3,881)	(5,139)

Other loans — net	1,420,376	1,444,863

TOTAL LOANS	8,708,386	8,949,806

ALLOWANCE FOR LOAN LOSSES	(225,502)	(282,089)

LOANS — NET	$8,482,884	$8,667,717

At September 30, 2009, commercial real estate loans totaled $5.0 billion. In general, commercial real estate loans are considered by management to be of somewhat greater risk of collectibility due principally to the size and risk concentration of such loan and for non-owner occupied commercial real estate due to the dependency on income production or future development of the real estate. The Company’s commercial real estate loan portfolio is mostly comprised of loans to owner-occupied borrowers in which the real estate collateral is taken as a secondary source of repayment. At September 30, 2009, commercial real estate loans to owner-occupied borrowers amounted to 80%. Non-owner occupied commercial real estate loans are principally collateralized by property dedicated to wholesale, rental business activities, and retail.
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

At September 30, 2009, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $386.0 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. For this violation, Westernbank paid a penalty of $50,000 during 2008. As of September 30, 2009, this loan relationship is not impaired. There can be no assurance that the Commissioner of the OCIF will not take further actions on this issue.
The outstanding principal balance of non-performing loans at September 30, 2009 and December 31, 2008 amounted to $1,462,022,000 and $1,560,031,000, respectively. The interest that would have been recorded if the loans had not been classified as non-performing amounted to $34,373,000 and $27,424,000 for the nine months ended September 30, 2009 and 2008, respectively. Interest collected and recognized as income on non-performing loans amounted to $17,867,000 and $32,575,000 for the nine months ended September 30, 2009 and 2008, respectively.
The following table presents a reconciliation of changes in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Balance, beginning of period	$240,832	$327,902	$282,089	$338,720
Provision for loan losses	12,366	15,382	32,345	44,685
Recoveries of loans previously charged-off	696	967	2,341	3,157
Charge-off of uncollectible accounts	(28,392)	(14,889)	(91,273)	(57,200)

Balance, end of period	$225,502	$329,362	$225,502	$329,362

The following table sets forth information regarding the investment in impaired loans:

	September 30,	December 31,
	2009	2008
	(In thousands)
Investment in impaired loans:

Covered by a valuation allowance	$705,990	$901,146
Do not require a valuation allowance	785,587	570,030

Total	$1,491,577	$1,471,176

Impaired non-performing loans	$1,263,636	$1,364,192

Valuation allowance for impaired loans	$86,132	$131,018

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Average investment in impaired loans	$1,467,456	$1,629,923

Interest collected and recognized as income on non-performing and impaired loans	$16,357	$31,939

The Company engages in the restructuring of the debt of borrowers, who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as defined by existing FASB guidance. Such restructures are identified as TDR and accounted for based on the provisions of FASB ASC Topic 310 Sub-topic 40, Receivables — Troubled Debt Restructurings by Creditors. The following table set forth commercial loans that fit the definition of TDR, and therefore have been accounted for as TDR:

	September 30,	December 31,
	2009	2008
	(In thousands)
Performing loans	$92,707	$4,768
Non-performing loans	132,034	118,137

Total	$224,741	$122,905

8. PLEDGED ASSETS
At September 30, 2009, residential and commercial mortgage loans amounting to $1,175,482,000 (Note 13) and investment securities available for sale and held to maturity amounting to $2,209,202,000 and $254,136,000, respectively, were pledged to secure public funds (see Note 10), individual retirement accounts (see Note 10), repurchase agreements (see Note 11), advances and borrowings from the Federal Home Loan Bank (“FHLB”) (see note 13), interest rate swap agreements (see Note 16), and pledged to the Federal Reserve Bank of New York ($3,236,000). Pledged investment securities available for sale and held to maturity amounting to $2,135,971,000 and $241,513,000, respectively, at September 30, 2009, can be repledged.
In addition, at September 30, 2009 securities sold but not yet delivered amounting to $624,501,000 were pledged to secure repurchase agreements (see Note 11).
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
In addition, Lehman Brothers Inc. (“LBI”) was the counterparty to the Company on certain sale of securities under agreements to repurchase. On September 19, 2008, LBI was placed in a Securities Investor Protection Act (“SIPA”) liquidation proceeding after the filing for bankruptcy of its parent LBHI. The filing of the SIPA liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. The termination of the agreements caused the Company to recognize the unrealized loss on the value of the securities subject to the agreements, resulting in a $3.3 million charge during the third quarter of 2008. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which the value of Westernbank securities delivered to LBI exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claims with the trustee in LBI’s SIPA liquidation proceeding. On June 1, 2009, Westernbank filed amended customer claims with the trustee. Management evaluated this receivable in accordance with the ASC Topic 450, Contingencies (previously SFAS No. 5, “Accounting for Contingencies”) and related pronouncements. In making this determination, management consulted with legal counsel and technical experts. As a result of its evaluation, the Company recognized a loss of $13.9 million against the $139.2 million owed by LBI as of December 31, 2008. Determining the loss amount required management to use considerable judgment and assumptions, and is based on the facts currently available. As additional information on the LBI’s SIPA liquidation proceeding becomes available, the Company may need to recognize additional losses. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.

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
The cancellation of the repurchase financing agreements and derivative transactions with LBHI resulted in the following noncash activities recorded in 2008: (1) decrease in investment securities held to maturity by $76,597,000; (2) decrease in accrued interest receivable by $4,688,000; (3) increase in other assets by $139,210,000; (4) decrease in repurchase agreements by $433,198,000; (5) decrease in accrued interest payable by $3,541,000; and (6) decrease in accrued expenses and other liabilities by $1,520,000.
10. DEPOSITS
Deposits consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Noninterest bearing accounts	$295,989	$250,380
Passbook accounts	704,440	670,224
NOW accounts	280,496	275,530
Super NOW accounts	17,211	18,656
Money market accounts	36	37
Certificates of deposit (1)	8,027,563	9,672,333

Total	9,325,735	10,887,160
Accrued interest payable (2)	44,065	115,013

Total	$9,369,800	$11,002,173

(1)	Includes brokered deposits with contractual principal balance of $14.5 million and $109.3 million, measured at fair value of $14.5 million and $109.9 million, excluding accrued interest, at September 30, 2009 and December 31, 2008, respectively.

(2)	Includes $120,000 and $708,000 of accrued interest payable on brokered deposits measured at fair value at September 30, 2009 and December 31, 2008, respectively.
The weighted average interest rate of all deposits at September 30, 2009 and December 31, 2008, was approximately 3.35% and 4.09%, respectively. At September 30, 2009, the aggregate amount of deposits in denominations of $100,000 or more was $943,487,000 ($891,917,000 at December 31, 2008). Certificates of deposit include brokered deposits of $6,858,730,000 and $8,475,504,000 at September 30, 2009 and December 31, 2008, respectively.
At September 30, 2009, the scheduled maturities of certificates of deposit are as follows:

Year Ending
December 31,	(In thousands)
2009	$1,693,947
2010	4,313,238
2011	1,240,619
2012	608,519
2013	79,843
Thereafter	91,397

Total	$8,027,563

At September 30, 2009, the Company had pledged investment securities held to maturity with a carrying value of $7,328,000, mortgage-backed securities held to maturity with a carrying value of $5,027,000, and investment securities available for sale with a carrying value of $55,609,000 to secure public funds, and mortgage-backed securities held to maturity with a carrying value of $162,000 as bond requirement for individual retirement accounts.
11. REPURCHASE AGREEMENTS
Repurchase agreements, and the related weighted average interest rates at September 30, 2009 and December 31, 2008, consisted of the following:

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
(Dollars in thousands)
Repurchase agreements:
Fixed rate	$2,657,725	3.02%	$3,204,142	3.77%

The Company enters into sales of securities under agreements to repurchase the same securities (“repurchase agreements”). Repurchase agreements are classified as secured borrowings and are reflected as a liability in the condensed consolidated statements of financial condition. Repurchase agreements require the Company to deliver securities to counterparties to collateralize the agreements. The dealers may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, and have agreed to resell to the Company the same securities at the maturities of the agreements. The Company may be required to provide additional collateral based on the fair value of the underlying securities. At September 30, 2009, the Company had outstanding $1.8 billion in repurchase agreements for which the counterparties have the option to terminate the agreements at the first anniversary date and at each interest payment date thereafter.
Repurchase agreements at September 30, 2009 mature as follows:

Year Ending
December 31,	(In thousands)
2009 (1)	$836,225
2010	942,000
2011	25,000
2012	409,500
2013	—
Thereafter	445,000

Total	$2,657,725

(1)	Matures within 30 days.

Repurchase agreements (classified by counterparty) were as follows:

	September 30, 2009		December 31, 2008
		Fair Value		Fair Value
	Borrowing	of Underlying	Borrowing	of Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
Federal Home Loan Bank of New York	$338,000	$355,193	$1,073,000	$1,141,125
Salomon Smith Barney Inc. and affiliates	295,000	358,848	593,000	707,210
Credit Suisse First Boston LLC	748,528	842,086	532,142	600,820
J.P. Morgan Securities, Inc.	468,497	540,821	330,000	417,308
Barclays Capital, Inc.	509,700	578,895	330,000	374,508
Morgan Stanley Dean Witter	273,000	287,604	273,000	294,235
Merrill Lynch Government
Securities Inc. and affiliates	25,000	38,412	73,000	78,107

Total	$2,657,725	$3,001,859	$3,204,142	$3,613,313

Borrowings under repurchase agreements were collateralized as follows:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
Securities Underlying	Value of	Value of	Value of	Value of
Repurchase	Underlying	Underlying	Underlying	Underlying
Agreements	Collateral	Collateral	Collateral	Collateral
	(In thousands)
U.S. Government and agencies obligations (“USGO’s”) — held to maturity	$—	$—	$150,755	$151,028
USGO’s — available for sale	3,336	3,381	155,341	155,142
Mortgage-backed securities (“MBS”) — held to maturity	241,513	239,888	373,940	370,710
MBS — available for sale	2,101,753	2,132,590	2,981,040	2,936,433

Total	2,346,602	2,375,859	3,661,076	3,613,313

Securities sold but not yet delivered:

MBS — available for sale	624,501	626,000	—	—

Total	2,971,103	$3,001,859	3,661,076	$3,613,313

Accrued interest receivable of underlying securities	12,901		19,475

Total	$2,984,004		$3,680,551

12. LINES OF CREDIT
At September 30, 2009, the Company has an available line of credit with the FHLB of New York guaranteed with excess collateral already pledged, in the amount of $191.3 million (December 31, 2008 — $467.6 million). See Note 13 for the FHLB lines of credit terms. At September 30, 2009 and December 31, 2008, the Company did not have other outstanding lines of credit agreements.
13. ADVANCES FROM FEDERAL HOME LOAN BANK AND MORTGAGE NOTE PAYABLE
Advances from Federal Home Loan Bank and mortgage note payable, and the related weighted average interest rates consisted of the following:

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(Dollars in thousands)
ADVANCES FROM FHLB:
Fixed rate convertible advances (0.52% to 5.93%)	$392,000	1.14%	$42,000	5.87%

MORTGAGE NOTE PAYABLE	$—	0.00%	$34,932	8.05%

Advances and repurchase agreements are received from the FHLB under an agreement (Note 12) whereby Westernbank is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. At September 30, 2009, convertible advances were secured by residential and commercial mortgage loans amounting to $1.2 billion. Also, with respect to repurchase agreements and advances from the FHLB amounting to $380.0 million at September 30, 2009, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the funding, it will repay the convertible advances and reverse repurchase agreements, including any accrued interest, on such optional conversion date.
On July 12, 2009, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, exercised a prepayment option, without penalty, and paid-off a then outstanding mortgage note of $34.6 million. The mortgage note bore an interest rate of 8.05%.

Advances from FHLB by contractual maturities at September 30, 2009, mature as follows:

Year Ending
December 31,
(In thousands)
2009 (1)	$350,000
2010	42,000

Total	$392,000

(1)	Matures in less than 60 days.
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
Pursuant to the provisions of Act No. 13 of January 8, 2004 (“Act No. 13”), for taxable years commencing after September 30, 2003, the net income earned by an IBE that operates as a unit of a bank under the Puerto Rico Banking Law, will be considered taxable and subject to income taxes at the current tax rates in the amount by which the IBE taxable income exceeds 40% in the first applicable taxable year (2004), 30% in the second year (2005) and 20% thereafter, of the taxable income of Westernbank, including its IBE taxable income. Westernbank’s IBE carries on its books securities which are, irrespective of the IBE status, tax exempt by law. Moreover, Act No. 13 provides that IBE’s operating as subsidiaries will continue to be exempt from the payment of income taxes. For the three and nine months ended September 30, 2009 and 2008, the provisions of Act No. 13 did not have any effect on the Company’s financial positions or results of operations because the Company sustained a net operating loss.
In addition to the tax imposition on the IBE Act No. 7, as amended by Act No. 37 approved on July 10, 2009, also imposes a series of temporary and permanent measures, including the imposition of a 5% surtax over the total income tax liability determined, which is applicable to companies whose combined income exceeds $100,000, effectively increasing the maximum statutory rate from 39% to 40.95% and double the property tax paid on the Company’s real estate properties. These temporary measures are effective for tax years that commenced after December 31, 2008 and before January 1, 2012.
Prepaid income tax amounted to $33,395,000 and $33,630,000 at September 30, 2009 and December 31, 2008, respectively. Accrued income tax payable amounted to $2,894,000 and $3,188,000 at September 30, 2009 and December 31, 2008, respectively. Prepaid income tax is included as part of “Other assets” and accrued income tax payable is included as part of “Accrued expenses and other liabilities” in the accompanying condensed statements of financial condition. Under the Puerto Rico tax code, the Company could use prepaid income taxes to offset future tax liability or ask the PR taxing authority to refund the excess paid. The usage of prepaid income taxes to offset future tax liability is not subject to time limitation. The accrued income tax payable includes a liability for unrecognized tax benefits of $1.5 million and $2.0 million at September 30, 2009 and December 31, 2008, respectively. The provision (credit) for income taxes for the three and nine months ended September 30, 2009 and 2008, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Current provision (credit):
Puerto Rico	$225	$(62)	$81	$(21,063)
U.S.	143	252	1,187	(11,301)

	368	190	1,268	(32,364)

Deferred provision (credit)	7,518	(2,260)	5,490	(4,762)

Total provision (credit)	$7,886	$(2,070)	$6,758	$(37,126)

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
Unrecognized tax benefits at September 30, 2009 and December 31, 2008 mainly relate to certain expense deductions taken in income tax returns. The reconciliation for the three and nine months ended September 30, 2009 and 2008 of the unrecognized tax benefits, including accrued interest and penalties, was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Balance — at the beginning of period	$1,432	$1,866	$1,958	$43,987

Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during a prior period	27	298	88	107
Gross amount of decrease in unrecognized tax benefits as a result of tax positions taken during a prior period	—	—	—	(33,345)
Gross amount of increase in unrecognized tax benefits as a result of tax positions taken during the current period	11	10	31	30
Amount of decrease in the unrecognized tax benefits relating to settlements with taxing authorities	—	(262)	—	(8,867)
Reduction to unrecognized tax benefits as a result of lapse of the applicable statute of limitations	—	—	(607)	—

Balance — September 30,	$1,470	$1,912	$1,470	$1,912

During the nine months ended September 30, 2008, the Company settled with tax authorities most of its uncertain income tax positions for $8.9 million. The resulting income tax benefit of $33.6 million was recognized as a reduction to the income tax provision in the nine months ended September 30, 2008.
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $1.5 million and $2.0 million at September 30, 2009 and December 31, 2008, respectively. The Company classifies interests and penalties related to unrecognized tax benefits as a component of its income tax provision. The accrual for uncertain income tax positions includes an accrual for interests and penalties of $361,000 and $475,000 at September 30, 2009 and December 31, 2008, respectively. For the nine months ended September 30, 2009, the Company decreased the accrual for interest and penalties for uncertain income tax positions by $113,000. For the nine months ended September 30, 2008, the Company decreased the accrual for interest and penalties for uncertain income tax positions by $4.1 million, mainly as a result of the settlement of certain income tax positions with tax authorities, as explained above. Interest paid on such settlement amounted to $985,000.

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
A reconciliation of the provision (credit) for income taxes computed by applying the Puerto Rico income tax statutory rate to the tax provision as reported was as follows:

	Three Months Ended September 30,				Nine months Ended September 30,
	2009		2008		2009		2008
		% of		% of		% of Pre-		% of Pre-
		Pre-tax		Pre-tax		tax		tax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income
	(Dollars in thousands)
Tax provsion (credit) computed at Puerto Rico statutory rate	$7,872	41.0%	$(5,128)	(39%)	$5,480	41.0%	$(5,653)	(39.0%)
Effect on provision of:
Exempt income net of related expenses	132	0.7	4,947	37.6	178	1.3	5,637	38.9
Income taxes related to unrecognized tax benefits or income tax contingencies, include U.S. income tax	181	0.9	37	0.3	699	5.2	(32,412)	(223.6)
Nondeductible expenses	23	0.1	(59)	(0.4)	56	0.4	56	0.4
Differential in statutory rate on capital gains	—	—	475	3.6	—	—	(3,344)	(23.1)
Other	(322)	(1.7)	(2,342)	(17.8)	345	2.6	(1,410)	(9.7)

Provision (credit) for income taxes as reported	$7,886	41.0%	$(2,070)	(15.7%)	$6,758	52.5%	$(37,126)	(256.1%)

Income (loss) before provision for income taxes	$19,223		$(13,149)		$13,381		$(14,495)

Deferred income tax asset consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$86,914	$108,984
Net operating loss carryforwards, expire through 2016	61,282	44,485
Net unrealized losses on available for sale securities	—	2,616
Net unrealized loss in valuation of cash flow hedge derivative instruments	264	—
Net unrealized loss in valuation of trading derivative instruments	—	262
Other	1,272	718

Total deferred tax assets	149,732	157,065
Less valuation allowance	1,092	896

Subtotal	148,640	156,169

Less deferred tax liabilities:
Deferred loan origination costs	229	209
Net unrealized gains on available for sale securities	3,295	—
Net unrealized gains in valuation of trading derivative instruments	108	—
Other	284	299

Subtotal	3,916	508

Deferred income tax asset, net	$144,724	$155,661

Changes in the valuation allowance for deferred income tax assets for the nine months ended September 30, 2009 were as follows:

(In thousands)
Balance — at January 1, 2009	$896
Increase in valuation allowance	196

Balance — at September 30, 2009	$1,092

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. At September 30, 2009, the Company had an allowance for unfunded loan commitments totaling $89,000 included in “Accrued expenses and other liabilities” in the accompanying condensed consolidated statements of financial condition. At December 31, 2008, there was no such allowance for unfunded loan commitments as the exposures were adequately collateralized or were not considered significant. Commercial letters of credit are conditional commitments issued by the Company on behalf of a customer authorizing a third party to draw drafts on the Company up to a stipulated amount and with specified terms and conditions.
The Company issues financial standby letters of credit to guarantee the performance of various customers to third parties. If the customer fails to meet its financial or performance obligation to the third party under the terms of the contract, then, upon their request, the Company would be obligated to make the payment to the guaranteed party. In accordance with the provisions of ASC Topic 640 Guarantees ( previously FIN No. 45), at September 30, 2009 and December 31, 2008, the Company recorded a liability of $133,000 and $348,000, respectively, which represents the fair value of the obligation undertaken to stand ready to perform in issuing the guarantees under the standby letters of credit. The fair value approximates the fee received from the customer for issuing such commitments. These fees are deferred and recognized over the commitment period. The contract amounts in standby letters of credit outstanding at September 30, 2009 and December 31, 2008, shown in the table below, represent the maximum potential amount of future payments the Company could be required to make under the guarantees in the event of nonperformance by the customers. These standby letters of credit are used by the customer as a credit enhancement and typically expire without being drawn upon. The Company’s standby letters of credit are generally secured, and in the event of nonperformance by the customers, the Company has rights to the underlying collateral provided, which normally includes cash and marketable securities, real estate, receivables and others. Management does not anticipate any material losses related to these standby letters of credit.

The contract amount of financial instruments, whose amounts represent credit risk was as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Commitments to extend credit:
Fixed rates	$12,362	$9,389
Variable rates	143,822	312,212
Unused lines of credit:
Commercial	106,602	152,455
Credit cards and other	84,953	111,978
Standby letters of credit	28,232	31,222
Commercial letters of credit	2,026	4,289

Total	$377,997	$621,545

At September 30, 2009 and December 31, 2008, the Company did not record any loss allowances in connection with risks involved in off-balance sheet credit-related financial instruments, other than the $89,000 allowance for losses on unfunded loan commitments recorded at September 30, 2009. At September 30, 2009 and December 31, 2008, there were no additional off-balance sheet credit-related financial instruments other than those mentioned above.

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
On January 1, 2008, the Company adopted the fair value option of FASB ASC 825, Financial Instruments, and discontinued the use of fair value hedge accounting of FASB ASC 815, Derivatives and Hedging, on these CD Swaps. This Statement allows entities to choose to measure certain financial assets and liabilities at fair value with any changes in fair value reflected in earnings. The Company elected to measure at fair value the brokered deposits being hedged with the CD Swaps. The fair value option may be applied on an instrument-by-instrument basis. One of the main considerations in the determination for the adoption of this guidance was to eliminate the operational procedures required by the long-haul method of accounting in terms of documentation, effectiveness assessment, and manual procedures followed by the Company to fulfill the requirements specified by FASB ASC 815, Derivatives and Hedging (see Note 17).
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
During the three and nine months ended September 30, 2009 and 2008, there were no credit downgrades to counterparties of derivative contracts.
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
The following table summarizes the fair value of derivative instruments, excluding accrued interest, and the location in the condensed consolidated statements of financial condition:

	September 30,		December 31,
	2009		2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
		(In thousands)
Derivative designated as cash flow hedge:
Included in other liabilities:
Fixed-price sale contracts	$200,000	$1,760	$—	$—

Derivatives not designated as hedge:
Included in other assets:
CD swaps	$—	$—	120,525	658
Interest rate swaps with commercial loan borrowers	146,292	8,132	171,972	11,660
Interest rate cap used to offset exposure of interest rate cap with commercial loan borrowers	42,954	169	43,251	71
Purchased options used to manage exposure to the stock market on equity indexed deposits	56,344	4,969	72,370	6,806
Right to offset effect	—	(307)	—	(824)

Total	$245,590	$12,963	$408,118	$18,371

Included in accrued expenses and other liabilities:
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrowers	$146,292	$8,195	$171,972	$12,051
Interest rate cap with commercial loan borrowers	42,954	121	43,251	27
CD swaps	17,300	72	—	—
Right to offset effect	—	(307)	—	(824)

Total	$206,546	$8,081	$215,223	$11,254

Included in deposits:
Embedded options on equity indexed deposits	$54,271	$5,194	$69,444	$6,986

Accrued interest receivable and accrued interest payable (included in accrued expenses and other liabilities) on interest rate swaps were as follows:

	September 30, 2009		December 31, 2008
	Accrued Interest		Accrued Interest
	Receivable	Payable	Receivable	Payable
		(In thousands)
CD Swaps	$109	$—	$22	$117
Interest rate swaps with commercial loan borrowers	446	—	158	—
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrowers	—	448	—	154

Total	$555	$448	$180	$271

The following table summarizes the fair value of derivative instruments and the location in the condensed consolidated statements of operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(In thousands)
Derivatives designated as cash flow hedge:
Included in other comprehensive income (loss):
Fixed-price sale and purchase contracts	$(6,093)	$—	$(1,760)	$—

Derivatives not designated as hedge:
Included in net gain (loss) on derivative instruments:
Interest rate swaps with commercial loan borrower	$1,502	$2,134	$2,307	$6,123
Interest rate swaps used to offset exposure of interest rate swaps with commercial loan borrower	554	(935)	3,424	(3,351)
Interest rate cap with commercial loan borrower	1	42	(94)	20
Interest rate cap used to offset exposure of interest rate cap with commercial loan borrower	(28)	75	97	210
Purchased options used to manage exposure to the stock market on equity indexed deposits	2,319	(2,239)	782	(8,285)
Embedded options on equity indexed deposits	(2,126)	2,136	(533)	7,157
CD swaps	(1,388)	1,139	(5,267)	4,639

	$834	$2,352	$716	$6,513

A summary of the types of swaps used and their terms follows:

	September, 30	December 31,
	2009	2008
	(Dollars in thousands)
Pay floating/receive fixed:
Notional amount	$163,592	$292,497
Weighted average receive rate at period end	5.19%	5.06%
Weighted average pay rate at period end (100% floating rate over three month LIBOR, plus a spread ranging from minus .40% to plus .03%)	0.49%	2.78%

Pay fixed/receive floating:
Notional amount	$146,292	$171,972
Weighted average receive rate at period end (100% floating rate over one or three month LIBOR)	0.48%	2.70%
Weighted average pay rate at period end	5.24%	5.30%
The changes in notional amount of swaps outstanding during the nine months ended September 30, 2009 were as follows:

(In thousands)
Balance — at January 1, 2009	$464,469
New swaps	26,967
Called and matured swaps	(181,552)

Balance — at September 30, 2009	$309,884

At September 30, 2009, the maturities of interest rate swaps, embedded options and purchased options by year were as follows:

Period Ending	Fixed-price
December 31,	Sale		Interest Rate	Embedded	Purchased
	Contract (1)	Swaps	Caps	Options	Options
		(In thousands)
2009	$200,000	$—	$—	$390	$462
2010	—	206,267	—	15,479	16,469
2011	—	—	—	7,792	8,206
2012	—	73,419	—	7,828	8,234
2013	—	—	85,908	11,394	11,593
Thereafter	—	30,198	—	11,388	11,380

Total	$200,000	$309,884	$85,908	$54,271	$56,344

(1)	Mature within 20 days.

Swap agreements amounting to $17.3 million at September 30, 2009, provide the counterparties the option to cancel the swap agreements on any interest payment date after the first anniversary (matching the call option that Westernbank has purchased on the certificates of deposit).
At September 30, 2009, the specific collateral held by the counterparties consisted of investment securities available for sale with a carrying value of $14,548,000.
17. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted issued FASB authoritative guidance, which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. The FASB issued authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB issued authoritative guidance also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:
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
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on the value of identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities (e.g., brokered deposits elected for fair value option under FASB ASC 825) whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
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

Effective January 1, 2008, the Company adopted issued FASB authoritative guidance, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis (“fair value option”). Upon election of the fair value option in accordance with the issued FASB authoritative guidance, subsequent changes in fair value are recorded as an adjustment to earnings. The adoption of the issued FASB authoritative guidance resulted on cumulative adjustments of: (1) $5.3 million increase to retained earnings; (2) $12.9 million decrease to deposits; (3) $4.2 million decrease to other assets; and (4) $3.4 million decrease to deferred income tax.
The disclosures required for each of the above issued FASB authoritative guidance’s have been included in this Note.
Fair Value Option
The Company elected on January 1, 2008 to measure at fair value certain long-term, callable brokered deposits (financial liabilities) that were hedged with interest rate swaps (“Hedged Brokered CDs”) and were previously designated for fair value hedge accounting in accordance with issued FASB authoritative guidance’s (see Note 16). Electing the fair value option allows the Company to eliminate the burden of complying with the requirements for hedge accounting under previous issued FASB authoritative guidance’s (e.g., documentation and effectiveness assessment) without introducing earnings volatility. Interest rate risk on the Hedged Brokered CDs continues to be economically hedged with callable interest rate swaps with the same terms and conditions. The Company did not elect the fair value option for the vast majority of other brokered deposits because these are not hedged by derivatives.
The fair value of Hedged Brokered CDs is obtained from non-binding third party pricing services. The third party pricing service provider determines the fair value of the brokered deposits through the use of discounted cash flow analyses over the full term of the CDs. The options component, the callable feature, is valued using a “Hull-White Interest Rate Tree” approach, an industry-standard approach for valuing instruments with interest rate call options. The model assumes that the embedded options are exercised economically. The fair value of the CDs is computed using the outstanding principal amount. The discount rates used are based on US dollar LIBOR and swap rates. The fair value does not incorporate a credit risk spread, since the callable brokered deposits are generally for amount less than the FDIC insurance.
Interest paid/accrued on Hedged Brokered CDs is recorded as part of interest expense on deposits and the accrued interest and the fair value (excluding accrued interest) of the Hedged Brokered CDs are reported within deposits in the condensed consolidated statement of financial condition. Fair value changes are included in earnings within noninterest income in the condensed consolidated statement of operations.
As of September 30, 2009 and December 31, 2008, deposits included callable brokered deposits (see Note 10) measured at fair value with an aggregate fair value of $14,482,000 and $109,944,000, and carrying principal balance of $14,513,000 and $109,281,000, respectively.

Changes in fair value and interest expense for callable brokered CD’s measured at fair value pursuant to election of the fair value option for the three and nine months ended September 30, 2009 and 2008, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Unrealized gains (losses) (1)	$(170)	$6,165	$694	$3,266

Interest income expense	$175	$9,974	$1,323	$11,122

(1)	Reported in non-interest income as net gain (loss) on derivative instruments and deposits measured at fair value in the condensed consolidated statements of operations.
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
Although most of the derivative instruments are fully collateralized, a credit spread is considered for those that are not secured in full. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments resulted in an unrealized loss unrealized gain (loss) of $172,000 and $(527,000) as of September 30, 2009 and December 31, 2008.
• Commitments to Extend Credit and Letters of Credit — The fair value of commitments to extend credit and letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

The following table presents the estimated carrying value and fair value of the Company’s financial instruments:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial Assets:
Cash and due from banks	$52,484	$52,484	$68,368	$68,368
Federal funds sold and resell agreements	49,008	49,008	—	—
Interest-bearing deposits in banks	417,709	417,709	1,096,465	1,096,465
Investment securities available for sale	2,533,849	2,533,849	3,670,241	3,670,241
Investment securities held to maturity	575,251	563,710	1,037,970	1,020,837
FHLB stock	52,252	52,252	64,190	64,190
Securities sold but not yet delivered	624,501	626,000	—	—
Residential mortgage loans held for sale	46,681	46,681	18,871	18,871
Loans (excluding allowance for loan losses)	8,708,386	8,570,678	8,949,806	8,931,661
Accrued interest receivable	42,344	42,344	56,224	56,224
Mortgage servicing rights	3,436	3,436	3,270	3,270
Derivatives, included in assets	12,963	12,963	18,371	18,371
Other	134	134	644	644

Financial Liabilities:
Deposits:
Non-interest bearing	295,989	295,989	250,380	250,380
Interest bearing	9,024,552	9,138,691	10,629,794	10,765,630
Embedded options on deposits	5,194	5,194	6,986	6,986
Federal funds purchased and repurchase agreements	2,657,725	2,709,331	3,204,142	3,272,079
Advances from FHLB	392,000	394,181	42,000	44,913
Mortgage note payable	—	—	34,932	35,401
Accrued interest payable	54,456	54,456	127,141	127,141
Derivatives, included in liabilities	9,841	9,841	11,254	11,254
Other	10,194	10,194	12,403	12,403

Off-Balance Sheet Credit Related Financial Instruments:

Liabilities:
Commitments to extend credit	—	28	—	2,585
Unused lines of credit:
Commercial	163	163	462	462
Credit cards and other	158	158	137	137
Commercial letters of credit	179	179	348	348

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below presents the balance of assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option as of September 30, 2009 and December 31, 2008:

September 30, 2009	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Investment securities available for sale (1)	$49,259	$2,484,590	$—	$2,533,849
Residential mortgage loans held for sale (1)	—	9,007	—	9,007
Derivatives, included in other assets (1)	—	12,963	—	12,963
Mortgage servicing rights, included in other assets (1)	—	—	3,436	3,436
Financial Liabilities:
Brokered Deposits (2)	—	14,482	—	14,482
Derivatives, included in deposits (1)	—	5,194	—	5,194
Derivatives, included in accrued expenses and other liabilities (1)	—	9,841	—	9,841

December 31, 2008	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Investment securities available for sale (1)	$2,912	$3,667,329	$—	$3,670,241
Residential mortgage loans held for sale (1)	—	1,270	—	1,270
Derivatives, included in other assets (1)	—	18,371	—	18,371
Mortgage servicing rights, included in other assets (1)	—	—	3,270	3,270
Financial Liabilities:
Brokered Deposits (2)	—	109,944	—	109,944
Derivatives, included in deposits (1)	—	6,986	—	6,986
Derivatives, included in accrued expenses and other liabilities (1)	—	11,254	—	11,254

(1)	Carried at fair value prior to the adoption of FASB ASC Topic 825.

(2)	Represents items to which the Company has elected the fair value option under FASB ASC Topic 825
Level 3 assets measured at fair value on a recurring basis correspond to the mortgage servicing rights, which amounted to $3,436,000 and $3,270,000 at September 30, 2009 and December 31, 2008, respectively For the nine months ended September 30, 2009 and 2008 the Company capitalized mortgage servicing rights amounting to $442,000 and $225,000, respectively, and recognized an amortization expense of them of $276,000 and $143,000, respectively. The carrying amount of mortgage servicing rights, which is evaluated periodically for impairment, approximates the fair value (fair value is estimated considering prices for similar assets). In 2009 and 2008, there were no level 3 liabilities measured at fair value.
There were no transfers in and/or out of Level 3 for financial instruments recorded at fair value on a recurring basis during the three and nine moths ended September 30, 2009 and 2008.
Financial Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described above. For assets measured at fair value on a nonrecurring basis in 2009 and 2008, that were still held on the condensed statements of financial condition at period end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2009 and December 31, 2008.

	Carrying Value
	Level 1	Level 2	Level 3	Valuation Allowance
September 30, 2009	(In thousands)
Assets:
Loans receivable (1)	$—	$—	$607,959	$86,646
Foreclosed real estate held for sale (2)	—	—	29,545	4,045

	Carrying Value
	Level 1	Level 2	Level 3	Valuation Allowance
December 31, 2008	(In thousands)
Assets:
Loans receivable (1)	$—	$—	$772,423	$128,983
Foreclosed real estate held for sale (2)	—	—	10,030	1,341

(1)	Mainly impaired commercial and construction loans. The impairment was generally measured based on the fair value of the collateral in accordance with the provisions of FASB ASC Topic 310-40. The fair values are derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g. age and condition), which are not market observable and have become significant to the fair value determination.

(2)	The fair value is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g. absorption rates), which are not market observable. Valuation allowance is based on market valuation adjustments after the transfer from the loan portfolio to the foreclosed real estate held for sale portfolio.
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
Westernbank International operates as an IBE under the International Banking Center Regulatory Act. Westernbank Financial Center Corp. was incorporated to carry out commercial lending and other related activities in the United States of America and commenced operations in February 2007. The operations of Westernbank Financial Center Corp, were largely inactive, and was closed during the third quarter of 2008. Westernbank International’s business activities consist of commercial banking and related services, and treasury and investment activities outside of Puerto Rico. As of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30, 2009, substantially all of Westernbank International’s business activities consisted of investments in securities by the U.S. Government or U.S. sponsored agencies and money market instruments with entities located in the United States of America. Investment securities held by Westernbank International amounted to $1.4 billion and $1.9 billion at September 30, 2009 and December 31, 2008, respectively. These securities principally consisted of investment in U.S. Government agencies, GNMA, FHLMC and FNMA. There are no investments in residual tranches. At September 30, 2009 and December 31, 2008, management concluded that there was no other-than-temporary impairment on Westernbank International’s investment securities portfolio (see Note 6). Money market instruments amounted to $1.6 million and $1.3 million at September 30, 2009 and December 31, 2008, respectively. Money market instruments include interest bearing deposits with other financial institutions.
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

	As of and for the Nine Months Ended
	September 30, 2009
	Westernbank Puerto	Westernbank	Asset-Based Lending
	Rico	International	Unit	Total Major Segments	Other Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$51,403	$—	$—	$51,403	$—	$—	$51,403
Construction loans	30,250	—	—	30,250	—	—	30,250
Commercial loans	177,086	—	34,799	211,885	—	—	211,885
Mortgage loans	53,758	—	—	53,758	—	—	53,758
Treasury and investment activities	76,644	41,996	—	118,640	1,732	(3,630)	116,742

Total interest income	389,141	41,996	34,799	465,936	1,732	(3,630)	464,038
Interest expense	312,807	29,638	25,282	367,727	205	(6,409)	361,523

Net interest income	76,334	12,358	9,517	98,209	1,527	2,779	102,515

Provision for loan losses	(21,480)	—	(10,865)	(32,345)	—	—	(32,345)

Noninterest income, net:
Service and other charges on loans	5,234	—	1,233	6,467	—	—	6,467
Service charges on deposit accounts	6,691	—	—	6,691	—	—	6,691
Other fees and commisions	11,133	2	—	11,135	1,218	(198)	12,155
Trust account fees	—	—	—	—	1,158	(87)	1,071
Insurance commission fees	—	—	—	—	1,357	—	1,357
Net gain on derivative instruments and deposits measured at fair value	1,410	—	—	1,410	—	—	1,410
Net gain on sales and valuation of loans held for sale, securities and other assets	60,047	7,306	—	67,353	—	—	67,353

Total noninterest income	84,515	7,308	1,233	93,056	3,733	(285)	96,504

Equity in earnings of subsidiaries	814	—	—	814	6,812	(7,626)	—

Total net interest income and noninterest income (loss)	$140,183	$19,666	$(115)	$159,734	$12,072	$(5,132)	$166,674

Total assets	$12,885,089	$1,492,911	$669,057	$15,047,057	$1,687,141	$(3,244,580)	$13,489,618

	For the Three Months Ended
	September 30, 2009
	Westernbank Puerto	Westernbank	Asset-Based Lending
	Rico	International	Unit	Total major segments	Other Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$17,329	$—	$—	$17,329	$—	$—	$17,329
Construction loans	10,348	—	—	10,348	—	—	10,348
Commercial loans	55,683	—	10,680	66,363	—	—	66,363
Mortgage loans	17,744	—	—	17,744	—	—	17,744
Treasury and investment activities	28,150	12,520	—	40,670	(1,278)	781	40,173

Total interest income	129,254	12,520	10,680	152,454	(1,278)	781	151,957
Interest expense	92,956	6,925	7,652	107,533	41	(1,999)	105,575

Net interest income	36,298	5,595	3,028	44,921	(1,319)	2,780	46,382

Provision for loan losses	(1,189)	—	(11,177)	(12,366)	—	—	(12,366)

Noninterest income, net:
Service and other charges on loans	1,533	—	401	1,934	—	—	1,934
Service charges on deposit accounts	2,159	—	—	2,159	—	—	2,159
Other fees and commisions	3,632	2	—	3,634	393	(65)	3,962
Trust account fees	—	—	—	—	108	(29)	79
Insurance commission fees	—	—	—	—	465	—	465
Net gain on derivative instruments and deposits measured at fair value	664	—	—	664	—	—	664
Net gain on sales and valuation of loans held for sale, securities and other assets	27,443	2,629	—	30,072	—	—	30,072

Total noninterest income	35,431	2,631	401	38,463	966	(94)	39,335

Equity in earnings of subsidiaries	546	—	—	546	11,000	(11,546)	—

Total net interest income and noninterest income (loss)	$71,086	$8,226	$(7,748)	$71,564	$10,647	$(8,860)	$73,351

	As of December 31, 2008 and for the Nine Months Ended
	September 30, 2008
		Westernbank	Asset-Based Lending
	Westernbank Puerto Rico	International	Unit	Total Major Segments	Other Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$53,607	$—	$—	$53,607	$—	$—	$53,607
Construction loans	42,159	—	—	42,159	—	—	42,159
Commercial loans	244,326	1,476	41,174	286,976	—	—	286,976
Mortgage loans	57,743	—	—	57,743	—	—	57,743
Treasury and investment activities	120,309	62,455	—	182,764	4,526	(2,637)	184,653

Total interest income	518,144	63,931	41,174	623,249	4,526	(2,637)	625,138
Interest expense	426,939	50,038	34,920	511,897	1,002	(2,637)	510,262

Net interest income	91,205	13,893	6,254	111,352	3,524	—	114,876

Provision for loan losses	(25,770)	1,531	(20,446)	(44,685)	—	—	(44,685)

Noninterest income, net:
Service and other charges on loans	6,478	—	1,273	7,751	—	—	7,751
Service charges on deposit accounts	8,903	—	—	8,903	—	—	8,903
Other fees and commisions	12,897	19	—	12,916	1,588	(194)	14,310
Trust account fees	—	—	—	—	1,577	(95)	1,482
Insurance commission fees	—	—	—	—	1,210	(9)	1,201
Net gain on derivative instruments and deposits measured at fair value	2,844	—	—	2,844	—	—	2,844
Net gain (loss) on sales and valuation of loans held for sale, securities and other assets	13,991	(2,317)	—	11,674	—	—	11,674

Total noninterest income (loss)	45,113	(2,298)	1,273	44,088	4,375	(298)	48,165

Equity in earnings of subsidiaries	1,041	—	—	1,041	24,303	(25,344)	—

Total net interest income and noninterest income (loss)	$111,589	$13,126	$(12,919)	$111,796	$32,202	$(25,642)	$118,356

Total assets	$14,022,308	$2,033,476	$765,690	$16,821,474	$1,628,524	$(3,167,101)	$15,282,897

	For the Three Months Ended
	September 30, 2008
	Westernbank Puerto	Westernbank	Asset-Based Lending
	Rico	International	Unit	Total Major Segments	Other Segments	Eliminations	Total
	(In thousands)

Interest income:
Consumer loans	$17,548	$—	$—	$17,548	$—	$—	$17,548
Construction loans	11,875	—	—	11,875	—	—	11,875
Commercial loans	80,872	317	12,337	93,526	—	—	93,526
Mortgage loans	18,948	—	—	18,948	—	—	18,948
Treasury and investment activities	40,846	20,285	—	61,131	1,511	(894)	61,748

Total interest income	170,089	20,602	12,337	203,028	1,511	(894)	203,645
Interest expense	140,307	15,217	10,293	165,817	294	(894)	165,217

Net interest income	29,782	5,385	2,044	37,211	1,217	—	38,428

Provision for loan losses	(1,779)	—	(13,603)	(15,382)	—	—	(15,382)

Noninterest income, net:
Service and other charges on loans	2,123	1	425	2,549	—	—	2,549
Service charges on deposit accounts	2,851	—	—	2,851	—	—	2,851
Other fees and commisions	4,067	1	—	4,068	537	(63)	4,542
Trust account fees	—	—	—	—	609	(32)	577
Insurance commission fees	—	—	—	—	385	—	385
Net gain on derivative instruments and deposits measured at fair value	1,622	—	—	1,622	—	—	1,622
Net loss on sales and valuation of loans held for sale, securities and other assets	(1,788)	(867)	—	(2,655)	—	—	(2,655)

Total noninterest income (loss)	8,875	(865)	425	8,435	1,531	(95)	9,871

Equity in earnings (loss) of subsidiaries	502	—	—	502	(10,230)	9,728	—

Total net interest income and noninterest income (loss)	$37,380	$4,520	$(11,134)	$30,766	$(7,482)	$9,633	$32,917

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
• SEC Informal Inquiry. The SEC has requested information and documentation relating to Westernbank’s loans to Inyx. The Company has provided that information and the documents to the SEC Staff on a voluntary basis.
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
On February 27, 2008, the Board of Directors of Westernbank, the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCIF”) and the FDIC reached an agreement (the “Informal Agreement”) which establishes timeframes for the completion of corrective and remedial measures which have been previously identified and are in process of completion. The Informal Agreement provides that the Board of Directors of Westernbank will, among other things, conduct management and loan reviews; review and make any necessary revisions to Westernbank’s asset/liability and investment policies; ensure the Westernbank’s compliance with the Bank Secrecy Act (“BSA”) and Westernbank’s BSA Compliance Program; correct all apparent violations of laws and regulations; formulate a plan to improve asset quality; submit and implement a profit and budget plan; develop and submit a capital plan to remain well-capitalized; and establish a compliance committee to monitor and coordinate compliance with the agreement. As described in Note 7, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $386.0 million at December 31, 2008 to a commercial group in Puerto Rico, which exceeds the statutory limit for loans to individual borrowers and continues to be a violation of the agreement. On May 20, 2008, a penalty of $50,000 was imposed by the OCIF. As of December 31, 2008, this loan relationship was not impaired. There can be no assurance that the OCIF and the FDIC will not take further action on this issue.
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
In addition to the aforementioned actions, the Consent Order requires Westernbank to maintain a Tier 1 leverage ratio of not less than 5.5% as of the date of the Consent Order, 5.75% at September 30, 2009 and 6.0% at March 31, 2010. As of September 30, 2009, Westernbank’s Leverage Ratio was 6.32%. Although Westernbank satisfies the quantitative definition of a well capitalized institution, by virtue of having a capital directive within the Consent Order, the Bank was deemed to be adequately capitalized. Simultaneously with the Consent Order, the FDIC granted Westernbank a renewable waiver for the issuance of brokered deposits, and in December 2009, the FDIC granted Westernbank’s request to roll over a portion of the Bank’s brokered deposits through March 31, 2010, subject to certain limitations. No assurance can be given that the Orders would not have a material adverse effect on the Company or Westernbank.
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

20. SUBSEQUENT EVENTS
In October 2009, one of the Company’s largest commercial loan customers suffered an explosion and fire at one of its storage facilities. As of December 21, 2009, the impact of this explosion on the commercial loan customer’s operations and the resulting impact on its ability to repay its obligation to the Company could not be determined. This incident had no impact on the Allowance for Loan Losses as of September 30, 2009.
Subsequent events have been evaluated as of December 21, 2009, the date the Company’s consolidated financial statements were issued, and determined that, other than events described in the notes to the consolidated financial statements, no events have occurred that would require adjustments or disclosures to the Company’s unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SELECTED FINANCIAL DATA

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share data)
Income Statement Data:

Interest income	$151,957	$203,645	$464,038	$625,138
Interest expense	105,575	165,217	361,523	510,262

Net interest income	46,382	38,428	102,515	114,876
Provision for loan losses	(12,366)	(15,382)	(32,345)	(44,685)

Net interest income after provision for loan losses	34,016	23,046	70,170	70,191
Noninterest income	39,335	9,871	96,504	48,165
Noninterest expenses	(54,128)	(46,066)	(153,293)	(132,851)

Income (loss) before income taxes	19,223	(13,149)	13,381	(14,495)
Income taxes	(7,886)	2,070	(6,758)	37,126

Net income	11,337	(11,079)	6,623	22,631
Preferred stock dividends	—	9,228	4,614	27,684

Income (loss) attributable to common stockholders	$11,337	$(20,307)	$2,009	$(5,053)

Share Data:
Basic earnings (loss) per common share (1)	$3.44	$(6.16)	$0.61	$(1.53)
Diluted earnings (loss) per common share (1)	$3.40	$(6.16)	$0.61	$(1.53)
Cash dividends declared per common share (1)(2)	$—	$0.62	$0.21	$1.88
Cash dividends declared on common shares	$—	$2,059	$687	$6,182
Period end number of common shares outstanding (1)	3,298	3,298	3,298	3,298
Weighted average number of common shares outstanding on a fully diluted basis (1)	3,332	3,298	3,298	3,298
Dividend payout ratio (3)	—%	(10.14)%	34.20%	(122.34)%
Book value per share data (1)	$136.84	$105.00	$136.84	$105.00

Performance ratios:
Return on assets (4)	0.33%	(0.27)%	0.06%	0.18%
Return on common stockholders’ equity (4)	11.37	(19.11)	1.55	(2.90)
Annualized operating expenses to total end-of-period assets	1.61	1.12	1.52	1.08
Net yield on interest-earning assets	1.36	0.91	0.99	0.92

Capital Ratios:
Total capital to risk-weighted assets	11.26%	10.23%	11.26%	10.23%
Tier I capital to risk-weighted assets	9.99	8.96	9.99	8.96
Tier I capital to average assets	6.33	5.23	6.33	5.23
Equity-to-asset ratio (4)	6.92	5.33	6.59	5.44

Asset Quality Ratios:
Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	11.72%	10.42%	11.72%	10.42%
Total non-performing loans as a percentage of loans at end of period	16.79	17.51	16.79	17.51
Net loans charged-off to average total loans (5)	1.26	0.60	1.34	0.77
Allowance for loan losses to total loans at end of period	2.59	3.58	2.59	3.58
Allowance for loan losses to non-performing loans	15.42	20.47	15.42	20.47
Allowance for loan losses to non-performing loans, excluding loans collateralized by real estate	288.07	155.79	288.07	155.79

Other Information:
Common Stock Price: End of Period (1)	$13.40	$27.00	$13.40	$27.00

	As of
	September 30, 2009	December 31, 2008
	(Amounts in thousands, except per share data)
Balance Sheet Data:
Total assets	$13,489,617	$15,282,897
Money market instruments	466,717	1,096,465
Investments securities held to maturity, securities available for sale and trading securities	3,109,100	4,708,211
Loans-net	8,482,884	8,667,717
Total liabilities	12,507,492	14,367,530
Total deposits	9,369,800	11,002,173
Borrowings	3,049,725	3,281,074
Total preferred equity	530,838	530,838
Stockholders’ equity	982,125	915,367

(1)	Adjusted to reflect all Company stock splits and stock dividends, including, most recently, the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008.

(2)	Cash dividends amounts are rounded.

(3)	Common stockholders’ dividend declared divided by income (loss) attributable to common stockholders.

(4)	The return on assets is computed by dividing net income by average total assets for the period. The return on common stockholders’ equity is computed by dividing net income less preferred stock dividends by average common stockholders’ equity for the period. The equity-to-asset ratio is computed by dividing average equity by average total assets. Average balances have been computed using beginning and period-end balances.

(5)	Average balances were computed using beginning and period-end balances.
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
     The MD&A includes the following sections:
•	DEFINITIONS: Provides a brief definition of key terms used through the MD&A.

•	GENERAL: Provides a brief description of the Company’s operations.

•	OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: Provides a brief summary of the most significant events and drivers affecting the Company’s financial condition and results of operations.

•	CRITICAL ACCOUNTING POLICIES: Provides a discussion of the Company’s accounting policies that require critical judgment, assumptions and estimates.

•	RESULTS OF OPERATIONS: Provides an analysis of the consolidated results of operations for the quarter and nine-months ended September 30, 2009 compared to same periods in 2009.

•	FINANCIAL CONDITION: Provides an analysis of the most significant balance sheet items that impact the Company’s financial statements and business.

•	REGULATORY CAPITAL RATIOS: Provides disclosures of the Company’s and Westernbank regulatory capital requirements.

•	RISK MANAGEMENT: Provides disclosure and analysis about the Company’s main risks, specifically credit risk, market risk and interest rate risk, liquidity risk, operation risk, legal risk, reputational risk, and concentration risk. This section also includes a discussion of the Company’s off-balance sheet activities and contractual obligations.
DEFINITIONS
•	Loans receivable — net — represents extensions of credit (commercial or personal) resulting from direct negotiations between Westernbank and a borrower, and which management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, net of any deferred fees or costs the allowance for loan losses.

•	Commercial real estate loans — extensions of credit secured by commercial real estate properties (excludes construction loans).

•	Residential real estate loans — extensions of credit secured by 1 to 4 family residential properties.

•	Construction loans — extensions of credit secured by real estate made to finance (a) land development (i.e., the process of improving land) preparatory to erecting new structures or (b) the on-site construction of industrial, commercial, residential, or farm buildings.

•	Total commercial real estate loans — includes commercial real estate and construction loans.

•	Commercial, industrial & agricultural (“C&I”) — extensions of credit to sole proprietorships, partnerships, corporations, and other business enterprises, whether secured (other than those that meet the definition of a “loan secured by real estate”) or unsecured, single-payment or installment.

•	Total commercial loans — includes commercial real estate, construction and C&I loans.

•	Consumer loans secured by real estate — extensions of credit secured by commercial real estate properties or residential real estate properties.

•	Consumer other — unsecured extensions of credit, includes installment loans, lines of credit, overdraft, and credit cards.

•	Total consumer loans — includes consumer loans secured by real estate and consumer other.

•	Retail deposits — includes non-interest bearing accounts, passbook accounts, NOW accounts, money market accounts and individual certificate of deposits.

•	Brokered Deposits — represents funds which Westernbank obtains, directly or indirectly, by or through any deposit broker for deposit into one or more deposit accounts.

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
OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total assets at September 30, 2009 decreased to $13.5 billion, from $15.3 billion at December 31, 2008. The decrease in total assets was mainly driven by decreases in the Company’s short-term money market instruments, investments and loan portfolios. Money market instruments decreased by $629.7 million or 57%, from $1.1 billion at December 31, 2008, to $466.7 million at September 30, 2009, due to the Company’s decisions to deleverage its balance sheet to strengthen its regulatory capital ratios and to decrease its on-balance sheet liquidity due to improving financial market conditions. During the second half of 2008, the Company decided to build up its on-balance sheet liquidity in light of the financial crisis that affected the financial markets. As a result, during the second half of 2008, the Company increased its on-balance sheet liquidity by raising brokered deposits. During late 2008 and the first half of 2009, the Company undertook additional actions to increase its off-balance sheet liquidity, including among other things, the posting of additional collateral, thereby increasing its borrowing capacity with the Federal Home Loan Bank of New York (“FHLB”). During the second quarter of 2009, with the additional borrowing capacity established with the FHLB and after much of the financial crisis had passed, the Company decided to decrease its on-balance sheet liquidity. The investment portfolio, excluding short-term money market instruments, decreased $1.6 billion, from $4.7 billion at December 31, 2008 to $3.1 billion at September 30, 2009, due to the aforementioned deleverage decision to strengthen the Company’s regulatory capital ratios. Loans receivable-net decreased by $184.8 million, from $8.7 billion at December 31, 2008, to $8.5 billion at September 30, 2009, due primarily to the Company’s decision to curtail major commercial lending since the summer of 2007 in light of worsening economic conditions in Puerto Rico and the application of stricter underwriting guidelines.
Total deposits stands at $9.4 billion at September 30, 2009, from $11.0 billion at December 31, 2008. The decrease is mainly attributable to the decrease in brokered deposits due to the Company’s decision to decrease its on-balance sheet liquidity, as described above. Brokered deposits at September 30, 2009 and December 31, 2008 were $6.9 billion (74% of total deposits) and $8.6 billion (78% of total deposits), respectively.
Stockholders’ equity increased to $982.1 million at September 30, 2009, from $915.4 million at December 31, 2008. The 2009 increase was principally due to a positive variance of $65.2 million in the accumulated other comprehensive income (loss), net of tax, mainly on unrealizable gains arising during the period on available for sale securities as a result of a favorable interest rate movements coupled with a net income of $6.6 million realized during the first three quarters of 2009, offset in part by dividends of $5.3 million on the Company’s preferred and common shares declared during the first quarter of 2009.
Net income for the quarter and nine-month periods ended September 30, 2009 was $11.3 million and $6.6 million, respectively, compared to a net loss of $11.1 million and a $22.6 million, respectively, for the comparable periods in 2008. Basic and diluted earnings (loss) per common share for the quarter and nine-month periods ended September 30, 2009 amounted to $3.44 ($3.40 on a diluted basis) and $0.61, respectively, compared to basic and diluted earnings (loss) per common share of $(6.16) and $(1.53) (adjusted to reflect the one-for-fifty reverse stock split approved on November 7, 2008 and effective on December 1, 2008), respectively, for the same periods in 2008. The Company’s financial performance for the quarter ended September 30, 2009, as compared to the same quarter in 2008, was principally impacted by:
•	an increase of $29.5 million in noninterest income due to gain on sales realized from the Company’s available for sale securities portfolio;

•	a negative variance of $10.0 million in income tax expenses mainly due to a variance in the deferred tax provision as a result of temporary differences related to the Company’s allowance for loan losses and net operating loss carryforwards;

•	an increase of $8.1 million in noninterest expenses mainly due to an increase in deposit insurance premium and supervisory examination assessed by the FDIC;

•	an increase of $8.0 million in net interest income principally due to an increase in the Company’s net yield on interest earning assets due to the refinance of high cost liabilities (repurchase agreements and brokered deposits), offset in part by a significant decrease of $3.2 billion or 19% in the Company’s average net earning assets due mainly to Company’s decision to deleverage its balance sheet; and

•	a decrease of $3.0 million in the provision for loan losses mainly attributable to the positive result of steps taken by the Company since the middle of 2007 to mitigate the overall credit risk underlying the Company’s total commercial loan portfolio and the effect of the continuing downturn in the economy of Puerto Rico, which has been in recession since 2006.

The Company’s return on average assets (ROA) and the return on average common stockholders’ equity (ROCE) for the quarter ended September 30, 2009 were 0.33% and 11.37%, respectively, compared to (0.27)% and (19.11)%, respectively, for the same quarter in 2008. For the nine months ended September 30, 2009 and 2008, the Company’s ROA and ROCE were 0.06% and 1.55%, respectively, compared to 0.18% and (2.90)%, respectively.
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
Management has discussed the development and selection of the critical accounting policies and estimates with the Company’s Audit Committee. There have not been any material changes in the Company’s critical accounting policies since December 31, 2008, except for changes in the Other-than-Temporary Impairment (“OTTI”) model. On April 1, 2009, the Company adopted Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 320-10-65-1, which changed the accounting requirements for other than temporary impairments for debt securities, and in certain circumstances, separates the amount of total impairment into credit and noncredit-related amounts. Refer to Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information about the adoption of this new issued FASB authoritative guidance’s. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements.
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
Net interest income for the third quarter and nine-month periods ended September 30, 2009, was $46.4 million and $102.5 million, respectively, an increase of $8.0 million or 21% and a decrease of $12.4 million or 11%, respectively, when compared to the same periods in 2008. The increase for the third quarter of 2009, when compared to same quarter of 2008, is mainly attributable to an increase in the Company’s net yield on interest earning assets offset in part by a decrease of $228.2 million or 26% in the Company’s average net earning assets, due mainly to Company’s decision to deleverage its balance sheet. For the quarter ended September 30, 2009, the net yield on interest-earning assets increased by 45 basis points, from 0.91% in 2008 to 1.36% in 2009. The increase in net yield on interest-earning assets in 2009 was driven by lower funding costs as a result of the refinancing of high cost liabilities in a lower rate environment, offset in part by lower yield on assets. The Company’s average interest rate paid in total deposits decreased by 68 basis points from 4.11% for third quarter of 2008, to 3.43% for the third quarter of 2009. The Company’s average interest rate paid in federal funds purchased and repurchase agreements decreased 131 basis points from 4.19% for the third quarter of 2008, to 2.88% for the same period in 2009. These decreases were influenced by the reduction in short-term interest rates experienced during 2008 and 2009. For the quarter ended September 30, 2009, the yield on the Company’s interest-earning assets decreased by 39 basis points, when compared to the same period in 2008, mainly due to lower loan yield resulting from the repricing of variable-rate construction and commercial loans tied to short-term indexes, coupled with lower yields on the Company’s money market instruments. For further details on the Company’s interest rate risk profile, refer to “Risk Management — Market Risk & Interest Rate Risk” section of this discussion.
The decrease in net interest income for the nine-month period ended September 30, 2009, when compared to the same period in 2008, was mainly due to a decrease in the Company’s average net interest-earning assets, offset in part by an in decrease in net yield earned on the average interest-earning assets. Average net interest-earning assets for the first nine months of 2009 decreased by $253.6 billion or 26%, compared to the same period in 2008, driven by an overall decrease in the average investment securities and loan portfolios of $2.0 billion and $475.3 million, respectively, offset in part by an overall decrease in the average deposits and federal funds purchased and repurchase agreements of $451.6 million and $2.2 billion, respectively, due to the Company’s decision to de-leverage its balance sheet to improve regulatory capital ratios and the Company’s decision to curtail commercial lending. For the nine-month period ended September 30, 2009, the net yield on interest-earning assets increased by 7 basis points, from 0.92% in 2008, to 0.99% in 2009.

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

	Three Months Ended September 30,
	2009			2008
			Annualized Average			Annualized Average
	Interest	Average Balance (1)	Yield/Rate	Interest	Average Balance (1)	Yield/Rate
			(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$111,785	$8,853,040	5.01%	$141,897	$9,315,431	6.06%
Investment securities (3)	1,680	199,632	3.34	19,596	2,987,827	2.61
Mortgage-backed securities (4)	37,317	4,044,651	3.66	37,639	3,681,959	4.07
Money market instruments	1,175	442,892	1.05	4,513	757,939	2.37

Total	151,957	13,540,215	4.45	203,645	16,743,156	4.84

Interest-bearing liabilities:
Deposits:
Retail	14,360	2,474,415	2.30	15,680	2,528,310	2.47
Brokered	69,251	7,193,020	3.82	96,856	8,356,781	4.61

Total	83,611	9,667,435	3.43	112,536	10,885,091	4.11
Federal funds purchased and repurchase agreements	20,890	2,879,150	2.88	52,051	4,943,035	4.19
Advances from FHLB	1,074	348,793	1.22	630	42,000	5.97

Total	105,575	12,895,378	3.25	165,217	15,870,126	4.14

Net interest income	$46,382			$38,428

Interest rate spread			1.20%			0.70%

Net interest-earning assets		$644,837			$873,030

Net yield on interest-earning assets (5)			1.36%			0.91%

Ratio of interest-earning assets to interest-bearing liabilities		105.00%			105.50%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Loan fees, net amounted to $2.3 million and $2.0 million for the three-month period ended September 30, 2009 and 2008, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Annualized net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2009			2008
			Annualized Average			Annualized Average
	Interest	Average Balance (1)	Yield/Rate	Interest	Average Balance (1)	Yield/Rate
			(Dollars in thousands)
Normal spread:
Interest-earning assets:
Loans, including loan fees (2)	$347,296	$8,946,502	5.19%	$440,485	$9,421,781	6.24%
Investment securities (3)	6,892	336,091	2.74	88,624	3,957,300	2.99
Mortgage-backed securities (4)	106,423	3,832,190	3.71	78,609	2,547,150	4.12
Money market instruments	3,427	754,769	0.61	17,420	805,359	2.89

Total	464,038	13,869,552	4.47	625,138	16,731,590	4.99

Interest-bearing liabilities:
Deposits:
Retail	44,023	2,438,539	2.41	51,013	2,545,656	2.68
Brokered	237,215	7,757,622	4.09	291,350	8,102,119	4.80

Total	281,238	10,196,161	3.69	342,363	10,647,775	4.29
Federal funds purchased and repurchase agreements	77,968	2,822,066	3.69	165,548	5,064,842	4.37
Advances from FHLB	2,317	146,304	2.12	2,351	60,372	5.20

Total	361,523	13,164,531	3.67	510,262	15,772,989	4.32

Net interest income	$102,515			$114,876

Interest rate spread			0.80%			0.67%

Net interest-earning assets		$705,021			$958,601

Net yield on interest-earning assets (5)			0.99%			0.92%

Ratio of interest-earning assets to interest-bearing liabilities		105.36%			106.08%

(1)	Average balance on interest-earning assets and interest-bearing liabilities is computed using daily monthly average balances during the period.

(2)	Loan fees, net amounted to $6.7 million and $6.3 million for the three-month period ended September 30, 2009 and 2008, respectively.

(3)	Includes available for sale securities.

(4)	Includes trading and available for sale securities.

(5)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 vs. 2008			2009 vs. 2008
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest income:
Loans	$(6,787)	$(23,325)	$(30,112)	$(21,341)	$(71,848)	$(93,189)
Investment securities (1)	(25,688)	7,772	(17,916)	(74,829)	(6,903)	(81,732)
Mortgage-backed securities (2)	(24,183)	23,861	(322)	34,711	(6,897)	27,814
Money market instruments	(1,432)	(1,906)	(3,338)	(1,030)	(12,963)	(13,993)

Total decrease in interest income	(58,090)	6,402	(51,688)	(62,489)	(98,611)	(161,100)

Interest expense:
Deposits:
Retail	(330)	(990)	(1,320)	(2,082)	(4,908)	(6,990)
Brokered	(12,476)	(15,129)	(27,605)	(11,969)	(42,166)	(54,135)

Total	(12,806)	(16,119)	(28,925)	(14,051)	(47,074)	(61,125)
Federal funds purchased and repurchase agreements	(17,880)	(13,281)	(31,161)	(64,885)	(22,695)	(87,580)
Advances from FHLB	498	(54)	444	(58)	24	(34)

Total increase in interest expense	(30,188)	(29,454)	(59,642)	(78,994)	(69,745)	(148,739)

Increase (decrease) in net interest income	$(27,902)	$35,856	$7,954	$16,505	$(28,866)	$(12,361)

(1)	Includes available for sale securities.

(2)	Includes trading and available for sale securities.
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
For the quarter and nine-month periods ended September 30, 2009, the Company provided $12.4 million and $32.3 million, respectively, for loan losses, as compared to $15.4 million and $44.7 million, respectively, for the comparable periods in 2008.

The decrease in provision for loan losses in 2009, compared to 2008, reflects the positive results of actions taken by the Company since the middle of 2007 to mitigate the overall credit risks underlying the Company’s total commercial loan portfolio in light of the continued downturn in the economy of Puerto Rico, which has been in recession since 2006. These steps included setting portfolio limits and applying stricter underwriting guidelines, among others. As a result of these steps, among other things, the Company’s loan portfolio decreased by $481.1 million, from $9.2 billion at September 30, 2008, to $8.7 billion at September 30, 2009 and the Company’s non-performing and impaired loans decreased by $146.6 million or 9% from September 30, 2008 to September 30, 2009.
For discussion regarding Loans Charged-Off, Non-Performing and Impaired Loans, Allowance for Loan Losses, and related ratios refer to “Non-performing loans, Troubled Debt Restructurings and Foreclosed Real Estate Held For Sale” under “Financial Condition.”
Noninterest Income
Total noninterest income for the quarter and nine-month periods ended September 30, 2009 amounted to $39.3 million and $96.5 million, respectively, as compared to $9.9 million and $48.2 million for the same respective periods in 2008.
The following table presents the components of total noninterest income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(In thousands)
Service and other charges on loans	$1,934	$2,549	$6,467	$7,751
Service charges on deposit accounts	2,159	2,851	6,691	8,903
Other fees and commissions	4,506	5,504	14,583	16,993
Net gain on derivative instruments	664	1,622	1,410	2,844
Net gain (loss) on sales of loans, securities and others assets	30,072	(2,655)	67,353	11,674

Total noninterest income	$39,335	$9,871	$96,504	$48,165

For the quarter and nine-month periods ended September 30, 2009, noninterest income increased by $29.5 million and $48.3 million, respectively, when compared to the same periods in 2008. The increase in 2009 was mainly driven by positive variances in net gain on sales of loans, securities and other assets, offset in part by decreases in net gain on derivative instruments and charges and fees on loans, deposits and other activities. The positive variance in net gain (loss) on sales of loans, securities and other assets, for 2009 when compared to 2008, was mainly due to an increase in gain on sales realized from the Company’s available for sale securities portfolio as a result of market rate movements, coupled with the termination during the third quarter of 2008 of agreements that the Company had with affiliates of Lehman Brothers Holdings, Inc. (“LBHI”) after LBHI filed for bankruptcy, which resulted in a charge of $3.3 million (refer to “Investments” under “Financial Condition” for further details).

The decrease in service and other charges on loans was mainly due to lower volume of business in commercial loans due to the Company’s decision to curtail major commercial lending, principally related to the operations of the Asset-Based Lending Unit, in light of worsening economic conditions in Puerto Rico. The decrease in service charges on deposit accounts was mainly due to a decrease in the volume of transactions that require service charges. Customers engaged in fewer transactions because of the current economic environment. Other fees and commissions decreased during 2009 due to lower merchant fees and lower automatic teller machine fees as a result of fewer transactions in light of the current economic environment.
This decrease in net gain on derivative instruments in 2009 was mainly the result of variances on the mark-to-market positions on derivative instruments.
Noninterest Expenses
Total noninterest expenses for the quarter and nine-month period ended September 30, 2009 amounted to $54.1 million and $153.3 million, respectively, as compared to $46.1 million and $132.9 million, respectively, for the same periods in 2008. The following table presents the components of total noninterest expenses:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Salaries and employees’ benefits	$14,157	$17,064	$42,801	$49,926
Equipment expenses	3,354	3,337	9,486	10,136
Deposits insurance premium and supervisory examination	12,218	3,957	40,785	10,578
Occupancy	2,431	2,601	6,736	7,903
Advertising	1,604	1,650	5,289	5,943
Printing, postage, stationery and supplies	971	976	2,727	3,168
Telephone	663	784	1,976	2,364
Net loss from operations of foreclosed real estate held for sale	974	107	1,508	216
Municipal taxes	2,862	2,726	8,386	7,510
Professional fees	4,443	5,848	11,892	13,943
Provision for claims	—	485	—	485
Other	10,451	6,531	21,707	20,679

Total noninterest expenses	$54,128	$46,066	$153,293	$132,851

Total noninterest expenses for the quarter and nine-month periods ended September 30, 2009 increased by $8.1 million and $20.4 million, respectively, when compared to same periods in 2008. The increase in total noninterest expenses for 2009 was mainly due to increases in deposit insurance premiums and supervisory examination, offset in part by decreases in salaries and employees’ benefits and professional fees and other expenses.
As a result of new assessment systems implemented under the Federal Deposit Insurance Reform Act of 2005 and a one-time special assessment as discussed below, deposit insurance premiums paid to the FDIC for the quarter and nine-month periods ended September 30, 2009 increased by $8.3 million and $30.2 million, respectively, when compared to the same periods in 2008. In addition to a new assessment system implemented in 2009, an emergency special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, was approved by the FDIC, for collection in the third quarter of 2009, based on applicable assets as of June 30, 2009. This special assessment resulted in an additional charge to Westernbank of $6.8 million that was recorded in the second quarter of 2009. In addition, on November 12, 2009, the FDIC adopted a final rule amending its assessment regulations to require insured depository institutions, including Westernbank, to prepay quarterly regular risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011. These prepayments are due on December 31, 2009 and are in addition to the regular third quarter 2009 assessment due on that same date. In accordance with the discretion provided to the FDIC under 12 C.F.R. § 327.12(i)(1), the FDIC exempted Westernbank from prepaying its quarterly risk-based assessment for the fourth quarter of 2009, and all of 2010, 2011, and 2012.
Noninterest expenses, as a group, excluding deposit insurance premiums and supervisory examination expenses, decreased by $200,000 for the third quarter of 2009 and $9.8 million for the first nine months of 2009, as compared to 2008. This is the result of continued cost control measures implemented by the Company.
Salaries and employees’ benefits, the largest component of total noninterest expenses, decreased $2.9 million or 17% for the third quarter of 2009 and $7.1 million or 14% for the first nine months of 2009, as compared to the same periods in 2008. The decrease in 2009 was principally attributed to the implementation of a restructuring plan during the fourth quarter of 2008, which included closing seven branches and the elimination of approximately 125 positions. Total full time employees decreased from 1,473 at September 30, 2008, to 1,411 at September 30, 2009.
Professional fees expenses decreased $1.4 million or 24% for the third quarter of 2009 and $2.1 million or 15% for the first nine months of 2009, as compared to the same periods in 2008. The decrease was mainly due to the conclusion of the internal review conducted by the Company’s Audit Committee as a result of the restatement announcement and other legal and regulatory matters.
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

For the quarter ended September 30, 2009, the Company recognized an income tax expense of $7.9 million, compared to a benefit of $2.1 million recorded for the same quarter in 2008. The negative variance in the third quarter of 2009, as compared to the same quarter in 2008, was mainly attributable to a negative variance in the Company’s provision for deferred taxes due temporary differences related to changes in the allowance for loan losses.
For the first nine months of 2009, the Company recorded an income tax expense of $6.8 million, a negative variance of $43.9 million when compared to the tax benefit of $37.2 million for the same period in 2008. The negative variance in income taxes was mainly attributable to agreements reached by the Company with local and federal authorities during the first quarter of 2008 that yielded a benefit of $33.3 million for 2008, coupled with negative variance in the Company’s provision for deferred taxes due to temporary differences related to changes in the allowance for loan losses.
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
The portion of the provision for income taxes related to unrecognized tax benefits amounted to a provision of $38,000 and a credit of $488,000 for the quarter and nine-month periods ended September 30, 2009, respectively, compared to a provision of $308,000 and a credit of $33.2 million, respectively, for the comparable periods in 2008. The Company’s condensed consolidated statements of financial condition include liabilities of $1.5 million and $2.0 million at September 30, 2009 and December 31, 2008, respectively, for the exposures resulting from income taxes related to unrecognized tax benefits identified by the Company in connection with this evaluation. Uncertain income tax positions at September 30, 2009 and December 31, 2008, mainly relate to certain expense deductions taken in income tax returns.
FINANCIAL CONDITION
Loans
Loans receivable-net, were $8.5 billion or 63% of total assets at September 30, 2009, a decrease of $184.8 million, when compared to $8.7 billion or 57%, at December 31, 2008.

The following table presents the composition of the loan portfolio at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Commercial real estate loans (1)	$4,961,896	58.5%	$5,100,483	58.8%
Residential real estate loans	971,478	11.4	965,171	11.2
Construction loans	1,354,587	16.0	1,439,224	16.6
Commercial, industrial and agricultural (1)	633,340	7.5	716,514	8.3
Consumer — secured by real estate	541,144	6.4	494,556	5.7
Consumer — other	245,941	2.9	233,858	2.7

Total loans	8,708,386	102.7	8,949,806	103.3

Allowance for loan losses	(225,502)	(2.7)	(282,089)	(3.3)

Loans — net	$8,482,884	100.0%	$8,667,717	100.0%

(1)	Includes $681.2 million and $782.6 million at September 30, 2009 and December 31, 2008, respectively, of the outstanding loans of the Asset Based Lending Unit.
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
Total Commercial Loans
As of September 30, 2009, commercial real estate and construction loans were $6.3 billion or 75% and C&I loans were $633.3 million or 7% of the $8.5 billion loan portfolio-net, compared to commercial real estate and construction loans of $6.5 billion or 75% and C&I loans of $716.5 million or 8% of the $8.7 billion loan portfolio-net as of December 31, 2008. Over the last few years, the Company has emphasized the commercial loan segment in Puerto Rico. This has enabled Westernbank to shift its asset composition to assets with shorter maturities and greater repricing flexibility. The strategy has also enabled Westernbank to diversify its revenue sources, while maintaining its status as a secured lender, with approximately 90% of its loans collateralized by real estate as of September 30, 2009. As of September 30, 2009, the loan portfolios of the Asset Based Lending Unit amounted to $681.2 million (64% collateralized by real estate) compared to $782.6 million (60% collateralized by real estate) as of December 31, 2008, a decrease of $101.4 million. The decrease in 2009 was mainly due to the Company’s decision to curtail lending in this line of business.
At September 30, 2009, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $386.0 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. For this violation, Westernbank paid a penalty of $50,000 during 2008. At September 30, 2009, this loan relationship was not impaired. There can be no assurance that the Commissioner of the OCIF will not take further actions on this issue.
At September 30, 2009, commercial real estate loans totaled $5.0 billion. In general, commercial lending, including commercial real estate, asset-based, unsecured business and construction, are considered by management to be of greater risk of collectibility than consumer lending, including residential real estate, because such loans are typically larger in size and more risk is concentrated in a single borrower. In addition, the borrower’s ability to repay a commercial loan or a construction loan depends, in the case of a commercial loan, on the successful operation of the business or the property securing the loan and, in the case of a construction loan, on the successful completion and sale or operation of the project. Substantially all of the Company’s borrowers and properties and other collateral securing the commercial real estate mortgage and consumer loans are located in Puerto Rico. These loans may be subject to a greater risk of default if the Puerto Rico economy suffers adverse economic, political or business developments, or if natural disasters affect Puerto Rico.
Westernbank has historically provided land acquisition, development, and construction financing to developers for residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms ranging generally from 12 to 48 months.
The Company’s commercial real estate loan portfolio is mostly comprised of loans to owner-occupied borrowers in which the real estate collateral is taken as a secondary source of repayment or through an abundance of caution. As of September 30, 2009, commercial real estate loans to owner-occupied borrowers amounted to 80% of total commercial real estate loans. These loans are sensitive to the economic condition and cash flow of the borrower’s business, but are less sensitive to factors such as market conditions, capitalization rates, vacancy rates and rental rates.

The composition of the Company’s construction loan portfolio as of September 30, 2009 by category follows:

(In thousands)
Loans for residential housing projects:
High-rise (1)	$170,585
Mid-rise (2)	241,565
Single-family detach	217,426
Mix	176,995

Total for residential housing projects	806,571

Construction loans to individuals secured by residential properties	5,757
Land loans	287,893
Loans for commercial projects:
Hospitals and other healthcare services	65,126
Shopping malls	43,350
Hotels	45,859
Piers	28,848
Others	73,859

Total before net deferred fees and allowance for loan losses	1,357,263
Net deferred fees	(2,676)

Total construction loan portfolio, gross	1,354,587
Allowance for loan losses	(78,749)

Total construction loan portfolio, net	$1,275,838

(1)	For purposes of the above table, high-rise portfolio is composed of buildings with more than seven stories.

(2)	Mid-rise relates to buildings up to seven stories.

(Dollars in
thousands)
Total undisbursed funds under existing commitments	$131,860

Construction loans in non-accrual status	$400,800

Net charge-offs — construction loans for the nine-months period ended September 30, 2009	$42,556

Allowance for loan losses — Construction loans	$78,749

Non-performing construction loans to total construction loans	29.59%

Allowance for loan losses — construction loans to total construction loans	5.81%

Net charge-offs to total average construction loans for the nine-months period ended September 30, 2009	4.06%

The following summarizes the construction loans for residential housing projects in Puerto Rico segregated by the estimated selling price of the units at September 30, 2009:

(In thousands)
Under $300,000	$245,510
$300,000 - $600,000	248,002
Over $600,000	313,059

Total	$806,571

Residential Real Estate Loans
Residential real estate loans are mainly comprised of loans secured by first mortgages on one-to-four family residential properties. At September 30, 2009, the Company’s residential real estate loan portfolio amounted to $971.5 million, an increase of $6.3 million, when compared to balances as of December 31, 2008. The increase was mainly due to the Company’s strategic of emphasize residential real estate lending to diversify the Company’s revenue source and to increase liquidity.
Consumer Loans
The Company’s consumer loan category is comprised of consumer loans secured by real estate and other loans. The Company originates consumer loans secured by real estate in amounts up to 75% of the appraised value of the property, including the amount of any existing prior liens. Such loans generally have an interest rate that is variable based on market conditions. The loans are secured with a first or second mortgage on the property, including loans where another institution holds the first mortgage. The Company’s consumer other loan category consists principally of unsecured consumer and credit card loans. At September 30, 2009, the Company’s consumer loan portfolio totaled $787.1 million (of which $541.1 million were secured by real estate) compared to $728.4 million (of which $494.6 million were secured by real estate) at December 31, 2008. Consumer loans generally have shorter terms and higher interest rates than commercial and mortgage loans but generally involve more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.

The following table summarizes the contractual maturities of Westernbank’s total loans for the periods indicated at September 30, 2009. Contractual maturities do not necessarily reflect the expected term of a loan, including prepayments.

		MATURITIES
			After One Year to Five Years		After Five Years
	Balance	One Year or	Fixed	Variable	Fixed	Variable
	Outstanding	Less	Interest	Interest	Interest	Interest
	(In thousands)
Commercial real estate loans	$4,961,896	$1,533,382	$438,287	$642,870	$92,679	$2,254,678
Residential real estate loans	971,478	592,916	52,665	26,501	299,259	137
Construction loans	1,354,587	971,011	17,065	297,213	9,400	59,898
Commercial, industrial and agricultural	633,340	409,117	32,093	116,378	251	75,501
Consumer — secured by real estate	541,144	12,934	35,234	12,076	64,173	416,727
Consumer — other	245,941	111,928	104,900	55	27,709	1,349

Total	$8,708,386	$3,631,288	$680,244	$1,095,093	$493,471	$2,808,290

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
Westernbank offers the service of VISA TM and MasterCard TM credit cards. At September 30, 2009, there were approximately 21,298 outstanding accounts, with an aggregate outstanding balance of $50.3 million and unused credit card lines available of $72.2 million.
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
Westernbank engages in the restructuring of the debt of borrowers who are delinquent due to economic or legal reasons, if the Company determines that it is in the best interest for both the Company and the borrower to do so. In some cases, due to the nature of the borrower’s financial condition, the restructure or loan modification fits the definition of Troubled Debt Restructuring (“TDR”) as promulgated under existing FASB guidance. Such restructurings are identified as TDRs and accounted for based on the relevant accounting pronouncements.

The following table sets forth information regarding non-performing loans and foreclosed real estate held for sale of the Company at the dates indicated:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial real estate loans (1)	$891,187	$825,504
Residential real estate loans	64,472	43,106
Construction loans	400,800	523,093
Commercial, industrial and agricultural loans (2)	72,559	148,446
Consumer — secured by real estate	27,282	14,890
Consumer — other	5,722	4,992

Total non-performing loans	1,462,022	1,560,031
Foreclosed real estate held for sale	119,308	98,570

Total non-performing loans and foreclosed real estate held for sale	$1,581,330	$1,658,601

Interest that would have been recorded if the loans had not been classified as non-performing	$125,077	$90,704

Interest recorded on non-performing loans	$17,867	$25,874

Total non-performing loans as a percentage of total loans at end of period	16.79%	17.43%

Total non-performing loans and foreclosed real estate held for sale as a percentage of total assets at end of period	11.72%	10.85%

(1)	Includes $47.6 million and $118.2 million of loans of the Asset Based Lending Unit, at September 30, 2009 and December 31, 2008, respectively.

(2)	Includes $63.1 million and $141.2 million of loans of the Asset Based Lending Unit, at September 30, 2009 and December 31, 2008, respectively.
Total non-performing loans at September 30, 2009 decreased by $98.0 million or 6% when compared to balances at December 31, 2008. The decrease of non-performing loans is mainly attributable to the Company’s decision to curtail major commercial lending, including construction lending, during the summer of 2007 and the application of stricter underwriting guidelines. Since the summer of 2007, as a result of the slowdown in the economy of Puerto Rico and after determining that one of the Bank’s largest asset-based lending relationships was impaired and that there was a significant collateral deficiency, the Company decided to curtail major commercial lending and to make adjustments to Company’s underwriting standards designed to strengthen the credit quality of its loan portfolio.
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
Larger commercial and construction loans that exhibit probable or observed credit weaknesses are subject to individual review and thus subject to specific allowance allocations. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Company. The review of individual loans includes those loans that are impaired as defined under applicable accounting pronouncements. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loans’ effective interest rate or the fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for loss accrual.
General allowances based on loss rates are applied to commercial and construction loans which are not impaired and thus not subject to specific allowance allocations. The loss rates are generally derived from two or three year average loss trends (historical net charge-off and changes in specific allowances) by loan category adjusted for significant qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. These qualitative factors include: the effect of the national and local economies; trends in loans growth; trends in the impaired and delinquent loans; risk management and loan administration; changes in concentration of loans to one obligor; changes in the internal lending policies and credit standards; and examination results from bank examiners and the Company’s internal credit examiners.
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
At September 30, 2009, the allowance for loan losses was $225.5 million, consisting of $86.8 million of specific allowance and $138.7 million of general allowance. At September 30, 2008, the allowance for loan losses was $329.4 million, consisting of $170.8 million of specific allowance and $155.6 million of general allowance. The decrease in specific allowance in 2009 was mainly attributable to charge-offs taken for previously reserved impaired relationships, offset in part by specific allowances assessed for new impaired relationships. The decrease in the general allowance in 2009 is mainly attributable to a lower overall loss ratio applied to unimpaired loans due to management’s assessment of the qualitative factor “trends in loans growth” that led to a reduction of this factor coupled with a decrease in the Company’s loan portfolio.
During the nine-month period ended September 30, 2009, the Company has not substantively changed in any material respect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan losses.
The table below presents a reconciliation of changes in the allowance for loan losses for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$240,832	$327,902	$282,089	$338,720

Loans charged-off:
Commercial real estate loans (1)	(4,633)	(5,333)	(17,752)	(29,565)
Residential real estate loans	(294)	(71)	(832)	(496)
Construction loans	(10,470)	—	(42,556)	(59)
Commercial, industrial and agricultural loans (2)	(9,606)	(5,669)	(17,330)	(16,057)
Consumer — secured by real estate	(196)	(188)	(670)	(360)
Consumer — other	(3,193)	(3,628)	(12,133)	(10,663)

Total loans charged-off	(28,392)	(14,889)	(91,273)	(57,200)

Recoveries of loans previously charged-off:
Commercial real estate loans	24	268	492	448
Residential real estate-mortgage loans	109	65	131	133
Construction loans	—	36	—	36
Commercial, industrial and agricultural loans	141	70	215	1,057
Consumer — secured by real estate	17	69	75	169
Consumer — other	405	459	1,428	1,314

Total recoveries of loans previously charged-off	696	967	2,341	3,157

Net loans charged-off	(27,696)	(13,922)	(88,932)	(54,043)
Provision for loan losses	12,366	15,382	32,345	44,685

Balance, end of period	$225,502	$329,362	$225,502	$329,362

Ratios:
Allowance for loan losses to total loans at end of period	2.59%	3.58%	2.59%	3.58%
Provision for loan losses to net loans charged-off	44.65%	110.49%	36.37%	82.68%
Recoveries of loans to loans charged-off in previous period	2.18%	2.68%	2.44%	2.19%
Net loans charged-off to average total loans (3)	1.26%	0.60%	1.34%	0.77%
Allowance for loans losses to non-performing loans	15.42%	20.47%	15.42%	20.47%

(1)	Includes $0.2 million and $4.0 million, respectively, of loans charged-off of the Asset-Based Lending Unit during the quarter and nine-month periods ended September 30, 2008. No loans were charged-off during quarter and the nine-month periods ended September 30, 2009.

(2)	Includes $5.1 million and $14.7 million, respectively, of loans charged-off of the Asset-Based Lending Unit during the quarter and nine-month periods ended September 30, 2008 and $8.1 million and $13.7 million, respectively, for the quarter and nine-month periods ended September 30, 2009.

(3)	Average loans were computed using beginning and period-end balances.

The allowance for loan losses at September 30, 2009 amounted to $225.5 million, compared to $329.4 million at September 30, 2008. As a percentage of total loans, the allowance for loan losses amounted to 2.59% and 3.58% at September 30, 2009 and 2008, respectively. The Company maintains an allowance for loan losses to absorb probable credit-related losses inherit in its loans receivable portfolio. The allowance for loan losses is affected by net charge-offs, loan portfolio balance, and the provision for loan losses for each period. Refer to the discussion on the “Provision for Loan Losses” above for further details regarding the Company’s provision for loan losses.
The Company’s net loans charged-off for the third quarter and nine months of 2009 were $27.7 million (1.26% of average loans on an annualized basis) and $88.9 million (1.34% of average loans on an annualized basis), respectively, compared to $13.9 million (0.60% of average loans on an annualized basis) and $54.0 million (0.77% of average loans on an annualized basis), respectively, for the same periods in 2008. The increase in net loans charged-off during 2009 was mainly due to increases in charge-offs from the Company’s construction loan portfolios. For the quarter and nine-month periods ended September 30, 2009, construction loan charge-offs increased by $10.5 million and $42.5 million, respectively, when compared to charge-offs to the same periods in 2008. Construction loans charge-offs recorded during 2009 were mainly related to loans with specific reserves established in previous quarters. The construction loan charge-offs were influenced by the continued deterioration in the economy of Puerto Rico that is impacting the absorption levels of existing construction projects in Puerto Rico.
The following table presents the Company’s historical loss rate by loan category for each of the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net charge-off to average loan:
Commercial real estate loans	0.37%	0.38%	0.46%	0.72%
Residential real estate loans	0.08%	—	0.10%	0.05%
Construction loans	3.07%	-0.01%	4.06%	—
Commercial, industrial and agricultural loans	5.67%	2.88%	3.38%	2.48%
Consumer — secured by real estate	0.13%	0.10%	0.15%	0.05%
Consumer — other	4.56%	5.09%	5.95%	4.96%

Total net charge-offs to average loan	1.26%	0.60%	1.34%	0.77%

The accounts charged-off are submitted to the Collections Department recovery unit for continued collection efforts. Recoveries made from accounts previously charged-off amounted to $696,000 and $2.3 million, respectively, for the quarter and nine-month periods ended September 30, 2009 and $1.0 million and $3.2 million, respectively, for the same periods in 2008.

The following table presents the allocation of the allowance for loan losses, the loan portfolio composition percentage and the allowance to total loans ratio in each loan category, as set forth in the “Loans” table above at the end of each period.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Allowance for loan losses:

Commercial real estate loans (1)	$95,333	$115,108
Residential real estate loans	4,310	3,948
Construction loans	78,749	110,777
Commercial, industrial and agricultural loans (2)	29,641	38,273
Consumer — secured by real estate	3,856	2,787
Consumer — other	13,613	11,196

Total allowance for loan losses	$225,502	$282,089

Loan portfolio composition percentages:
Commercial real estate loans	56.98%	56.99%
Residential real estate loans	11.16%	10.78%
Construction loans	15.56%	16.08%
Commercial, industrial and agricultural loans	7.27%	8.01%
Consumer — secured by real estate	6.21%	5.53%
Consumer — other and others	2.82%	2.61%

Total loans	100.00%	100.00%

Allowance to total loans ratio at end of year applicable to:
Commercial real estate loans	1.92%	2.26%
Residential real estate loans	0.44%	0.41%
Construction loans	5.81%	7.70%
Commercial, industrial and agricultural loans	4.68%	5.34%
Consumer — secured by real estate	0.71%	0.56%
Consumer — other and others	5.54%	4.79%

Total loans	2.59%	3.15%

(1)	Includes an allowance of $15.0 million and $8.2 million for the Asset-Based Lending Unit portfolio at September 30, 2009 and December 31, 2008, respectively.

(2)	Includes an allowance of $20.8 million and $30.3 million for the Asset-Based Lending Unit portfolio at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, the allowance for possible loan losses was 15.42% of total non-performing loans (“reserve coverage”) compared to 18.08% at December 31, 2008. The following table summarizes and segregates the Company’s reserve coverage ratio by the allowance methodology employed (specific or general allowance methodology) at September 30, 2009:

(Dollars in thousands)
Total loans
Total nonperforming loans	$1,462,022
Total allowance for loan losses	225,502
Reserve Coverage Ratio	15.42%

Nonperforming loans subject to specific impairment analysis (ASC Topic 310 (previously SFAS 114) loans)
Total nonperforming loans subject to specific impairment analysis	$1,295,212
Total specific valuation allowance	86,817
Reserve Coverage Ratio for loans subject to specific impairment analysis	6.70%

Nonperforming loans not subject to specific impairment analysis (ASC Topic 310 (previously SFAS 114) loans)
Total nonperforming loans	$166,810
General valuation allowance	138,685
Reserve Coverage Ratio for loans not subject to specific impairment analysis (“Homogenous Coverage Ratio”)	83.14%
The reserve coverage ratio is impacted by the Company’s business model. Most of the Company’s nonperforming loans are subject to specific reviews and to specific allowance allocations. Specifically, at September 30, 2009, 89% of the Company’s total nonperforming loans were subject to specific impairment analysis. The Company’s policies require specific impairment analysis to be based on recent appraisals (every 18 months or on a needed basis, in conformity with market conditions and regulatory requirements). The specific impairment analysis incorporates such appraisals in the calculation of the specific allowances. Due to the Company’s secured lender status and the adequacy of collaterals underlying the Company’s nonperforming loans, the reserve coverage ratio for loans subject to specific impairment analysis at September 30, 2009 was only 7%.
Excluding nonperforming loans subject to specific impairment analysis, the Company’s reserve coverage ratio (“Homogeneous Coverage Ratio”) at September 30, 2009 was 83%. The Homogenous Coverage Ratio is also influenced by the Company’s business model. Most of the loans subject to the Homogenous Coverage Ratio are secured with either commercial or residential real estate, for which the Company’s loss experience has been relatively low. Specifically, at September 30, 2009, 94% of the Company’s loans included in the Homogenous Coverage Ratio were secured with either commercial or residential real estate.

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
As of September 30, 2009 and December 31, 2008, Westernbank had commercial loans totaling $224.7 million and $122.9 million, respectively, which met the definition of TDR’s, and therefore have been accounted for as TDR’s. At September 30, 2009 and December 31, 2008, commercial loans accounted for as TDR’s and amounting to $92.7 million and $4.8 million, respectively, were in accrual status. The increase in TDR’s was primarily due to new restructured loans as a result of the continuing downturn in the economy of Puerto Rico.
Impaired Loans
As defined under FASB’s criteria, a loan is deemed impaired when, based on current information and events, it is probable that Westernbank will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the agreement. The allowance for impaired loans is part of the Company’s overall allowance for loan losses.
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
Historically, the Company’s loss experience with commercial real estate loans, including construction loans, has been relatively low due to the sufficiency of the underlying real estate collateral. As a consequence, at September 30, 2009, 53% of the impaired loans did not require an allowance.

The following table sets forth information regarding the investment in impaired loans:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Investment in impaired loans:

Covered by a valuation allowance:
Commercial real estate loans (1)	$380,560	$389,550
Construction loans	274,529	440,847
Commercial, industrial and agricultural loans (2)	50,901	70,749

Sub-total	705,990	901,146

Do not require a valuation allowance:
Commercial real estate loans (3)	516,588	413,061
Construction loans	242,934	83,389
Commercial, industrial and agricultural loans (4)	26,065	73,580

Sub-total	785,587	570,030

Total	$1,491,577	$1,471,176

Valuation allowance for impaired loans:
Commercial real estate loans (5)	$39,108	$49,121
Construction loans	38,776	64,903
Commercial, industrial and agricultural loans (6)	8,248	16,994

	$86,132	$131,018

Percentage of valuation allowance to impaired loans	5.77%	8.91%

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	(In thousands)
Average investment in impaired loans:
Commercial real estate loans	$808,339	$911,988
Construction loans	518,123	486,544
Commercial, industrial and agricultural loans	140,994	231,391

	$1,467,456	$1,629,923

Interest collected and recognized as income on non-performing and impaired loans:
Commercial real estate loans	$6,995	$19,228
Construction loans	7,190	6,093
Commercial, industrial and agricultural loans	2,172	6,618

	$16,357	$31,939

(1)	Includes $17.3 million and $6.5 million of loans of the Asset-Based Lending Unit at September 30, 2009 and December 31, 2008, respectively.

(2)	Includes $49.0 million and $111.1 million of loans of the Asset-Based Lending Unit at September 30, 2009 and December 31, 2008, respectively.

(3)	Includes $44.6 million and $38.5 million of loans of the Asset-Based Lending Unit at September 30, 2009 and December 31, 2008, respectively.

(4)	Includes $17.3 million and $101.9 million of loans of the Asset-Based Lending Unit at September 30, 2009 and December 31, 2008, respectively.

(5)	Includes $7.1 million and $473,000 of loans of the Asset-Based Lending Unit at September 30, 2009 and December 31, 2008, respectively.

(6)	Includes $6.3 million and $12.5 million of loans of the Asset-Based Lending Unit at September 30, 2009 and December 31, 2008, respectively.

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
For debt securities, if the Company intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred, and the Company must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Company does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Company must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized through earnings and the non-credit component is recognized through accumulated other comprehensive income (loss). During the three and nine months ended September 30, 2009, the Company did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities.

For equity securities, the Company’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Company’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized in earnings. During the three and nine months ended September 30, 2009 and 2008, the Company did not recognize OTTI on any of its available-for-sale equity securities.
The Company’s investment strategy is affected by both the rates and terms available on competing investments and tax and other legal considerations.
The following table presents the carrying value of investments at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(In thousands)
Held to maturity :
US Government and agencies obligations (USGO’s)	$—	$372,311
Puerto Rico Government and agencies obligations (PRGO’s)	12,833	13,312
Corporate notes	21,436	21,436
Mortgage-backed securities	540,982	630,911

Total	575,251	1,037,970

Available for sale:
USGO’s	48,461	307,880
PRGO’s	11,552	11,457
Mortgage-backed securities	2,473,038	3,347,992
Equity securities — common stock	798	2,912

Total	2,533,849	3,670,241

Total investments	$3,109,100	$4,708,211

Mortgage-backed securities at September 30, 2009 and December 31, 2008, consist of:

	September 30,	December 31,
	2009	2008
	(In thousands)
Available for sale:
Government National Mortgage Association (GNMA) certificates	$1,347,936	$526,376
Collateralized Mortgage Obligations (CMO’s) issued and guaranteed by GNMA	777,057	2,427,527
CMO’s issued and guaranteed by the Federal National Mortgage Association (FNMA)	335,556	380,438
CMO’s issued and guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC)	12,489	13,651

Total available for sale	2,473,038	3,347,992

Mortgage-backed securities held to maturity:
GNMA certificates	5,010	5,574
FHLMC certificates	1,647	1,942
FNMA certificates	2,392	2,691
CMO’s certificates issued or guaranteed by FHLMC	478,817	551,802
CMO’s certificates issued or guaranteed by FNMA	53,116	68,902

Total held to maturity	540,982	630,911

Total mortgage-backed securities	$3,014,020	$3,978,903

The carrying amount of investment securities at September 30, 2009, by contractual maturity (excluding mortgage-backed securities), are shown below:

		Weighted
	Carrying	Average
	Amount	Yield
	(Dollars in thousands)
US Government and agencies obligations:
Due after five years through ten years	$48,461	2.94%

Puerto Rico Government and agencies obligations:
Due within one year	10,476	3.92
Due after one year through five years	13,424	4.24
Due after five years through ten years	485	4.86

	24,385	4.11

Other:
Due after ten years	21,436	8.33

Total	94,282	4.47
Mortgage-backed securities	3,014,020	3.96
Equity securities	798	0.77

Total	$3,109,100	3.97%

The Company’s investment portfolio as of September 30, 2009 and December 31, 2008, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC or FNMA. In addition, the Company does not have investments in residual tranches.
At September 30, 2009 and December 31, 2008, the unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at September 30, 2009 and December 31, 2008, all of them have maintained the highest rating by all the rating agencies and reflects a stable outlook. The aggregate unrealized gross losses of the investment securities available for sale and held to maturity amounted to $25.6 million and $69.5 million at September 30, 2009 and December 31, 2008, respectively.
Deposits
Westernbank offers a diversified choice of deposit accounts. At September 30, 2009, total deposits, including brokered deposits, amounted to $9.4 billion, a decrease of $1.6 billion or 15%, when compared to $11.0 billion at December 31, 2008. The decrease was mainly due to a decrease in brokered deposits to the Company’s decision to decrease its on-balance sheet liquidity. During the second half of 2008, the Company decided to build up its on-balance sheet liquidity in light of the financial crisis that affected the financial markets. As a result, during the second half of 2008, the Company increased its on-balance sheet liquidity by raising brokered deposits. During late 2008 and the first half of 2009, the Company undertook additional actions to increase its off-balance sheet liquidity, including among other things, the posting of additional collateral, thereby increasing its borrowing capacity with the FHLB. During the second quarter of 2009, with the additional borrowing capacity established with the FHLB and after much of the financial crisis had passed, the Company decided to decrease its on-balance sheet liquidity by not renewing maturing brokered deposits. The Company’s brokered deposits at September 30, 2009, amounted to $6.9 billion, a decrease of $1.6 billion or 19% as compared to balances of $8.6 billion at December 31, 2008. In connection with its asset/liability management, the Company uses brokered deposits since these deposits provide the flexibility of selecting short, medium and long term maturities to better match the Company’s asset/liability management strategies. Typically, brokered deposits tend to be highly rate-sensitive deposits, and therefore, these are considered under many circumstances to be a less stable source of funding for an institution as compared to deposits generated primarily in a bank’s local markets. Brokered deposits come primarily from brokers that provide intermediary services for banks and investors, therefore providing banks, such as Westernbank, increased access to a broad range of potential depositors who have no relationship with Westernbank and who actively seek the highest returns offered within the financial industry. However, due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. Moreover, while the Company believes that the benefits of brokered deposits outweigh the risk of deposit instability given that these accounts have historically been a stable source of funds.

The Company offers deposits accounts through its retail branch network. Retail deposits are principally attracted from retail and commercial customers in Puerto Rico, the Company’s primary market area, through the offering of a broad selection of deposit instruments, including passbook, negotiable order of withdrawal, or NOW, and Super NOW, checking and commercial checking accounts and time deposits. Retail deposits at September 30, 2009 increased by $54.8 million when compared to balances at December 31, 2008.
At September 30, 2009, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$163,925
over 3 months through 6 months	85,643
over 6 months through 12 months	128,620
over 12 months	60,257

Total	$438,445

The following table sets forth the average amount and the average rate paid on the following deposit categories for the nine months ended September 30, 2009 and 2008:

	2009		2008
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Time deposits	$8,940,897	4.03%	$9,132,322	4.79%
Savings deposits	664,171	1.64%	708,773	1.78%
Interest bearing demand deposits	297,001	1.64%	354,143	2.05%
Noninterest bearing demand deposits	294,092	—	452,537	—

	$10,196,161	3.69%	$10,647,775	4.29%

Borrowings
The following table sets forth the borrowings of the Company at the dates indicated:

	September 30, 2009	December 31, 2008
	(In thousands)
Repurchase agreements	$2,657,725	$3,204,142
Advances from Federal Home Loan Bank (FHLB)	392,000	42,000
Mortgage note payable	—	34,932

	$3,049,725	$3,281,074

================================================================================

Westernbank has made use of institutional federal funds purchased and repurchase agreements in order to obtain funding, primarily through investment banks and brokerage firms. Repurchase agreements are collateralized with investment securities while federal funds purchased do not require collateral. Westernbank had $2.7 billion in repurchase agreements outstanding at September 30, 2009, at a weighted average rate of 3.02%. Repurchase agreements outstanding as of September 30, 2009, mature as follows: $836.2 million within 30 days; $942.0 million in 2010; $25.0 million in 2011; $409.5 million in 2012; and $445.0 million in 2014 and thereafter.
Westernbank also obtains advances from FHLB of New York. As of September 30, 2009, Westernbank had $392.0 million in outstanding FHLB advances at a weighted average rate of 1.14%. Advances from FHLB mature as follows: $350.0 million within 60 days and $42.0 million in 2010.
At September 30, 2009, the Company had outstanding $1.8 billion in repurchase agreements for which the counterparties have the option to terminate the agreements at the first anniversary date and at each interest payment date thereafter. Also, with respect to repurchase agreements and advances from FHLB amounting to $380.0 million at September 30, 2009, at the first anniversary date and each quarter thereafter, the FHLB has the option to convert them into replacement funding for the same or a lesser principal amount based on any funding then offered by FHLB at the then current market rates, unless the interest rate has been predetermined between FHLB and the Company. If the Company chooses not to replace the FHLB’s funding, it will repay the convertible advances and repurchase agreements, including any accrued interest, on such optional conversion date.
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
In addition, Lehman Brothers Inc. (“LBI”) was the counterparty to the Company on certain sale of securities under agreements to repurchase. On September 19, 2008, LBI was placed in a Securities Investor Protection Act (“SIPA”) liquidation proceeding after the filing for bankruptcy of its parent LBHI. The filing of the SIPA liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. The termination of the agreements caused the Company to recognize the unrealized loss on the value of the securities subject to the agreements, resulting in a $3.3 million charge during the third quarter of 2008. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which the value of Westernbank securities delivered to LBI exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claims with the trustee in LBI’s SIPA liquidation proceeding. On June 1, 2009, Westernbank filed amended customer claims with the trustee. Management evaluated this receivable in accordance with the FASB ASC Topic 450, Contingencies (previously SFAS No. 5 “Accounting for Contingencies”) and related pronouncements. In making this determination, management consulted with legal counsel and technical experts. As a result of its evaluation, the Company recognized a loss of $13.9 million against the $139.2 million owed by LBI as of December 31, 2008. Determining the loss amount required management to use considerable judgment and assumptions, and is based on the facts currently available. As additional information on the LBI’s SIPA liquidation proceeding becomes available, the Company may need to recognize additional losses. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.
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
On July 12, 2009, Westernbank World Plaza, Inc., a wholly-owned subsidiary of Westernbank Puerto Rico, exercised a prepayment option, without penalty, and paid-off a then outstanding mortgage note of $34.6 million. The mortgage note bore an interest rate of 8.05% per year up to September 11, 2009.
The following table presents certain information regarding Westernbank’s borrowings, excluding the mortgage payable, for the periods indicated.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Amount outstanding at period end	$3,049,725	$3,246,142
Monthly average outstanding balance	2,959,783	4,937,299
Maximum outstanding balance at any month end	3,394,321	6,000,775
Weighted average interest rate:
For the nine months and year ended	3.69%	4.26%
At the end of period	2.78%	3.80%
Stockholders’ Equity
Stockholders’ equity increased to $982.1 million at September 30, 2009, from $915.4 million at December 31, 2008. The 2009 increase was principally due to a positive variance of $65.2 million in the accumulated other comprehensive income (loss), net of tax, mainly on unrealized gains arising during the period on available for sale securities as a result of favorable interest rate movements coupled with a net income of $6.6 million realized during the first three quarters of 2009, offset in part by dividends of $5.3 million on the Company’s preferred and common sshares declared during the first quarter of 2009.
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

At September 30, 2009, the Company and Westernbank were in compliance with all the regulatory capital requirements that were applicable to them as a financial holding company and state non-member bank, respectively, (i.e., total capital to risk-weighted assets (“Total Capital Ratio”) and Tier 1 capital to risk-weighted assets (“Tier 1 Capital Ratio”) of at least 8% and 4%, respectively, and Tier 1 capital to average assets (“Leverage Ratio”) of at least 4%) to be considered an adequately capitalized institution.
At September 30, 2009, Westernbank’s Leverage Ratio, Tier 1 Capital Ratio and Total Capital Ratio were 6.32%, 9.96%, and 11.22%, respectively, meeting the numerical requirements to be considered well-capitalized. To be considered a well-capitalized institution under the FDIC’s regulations, an institution must maintain a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10%, and not be subject to any written agreement or directive to meet a specific capital ratio.
In May 2009, the Company and Westernbank entered into (i) a Consent Order (the “Consent Order”) with the FDIC and the OCIF and (ii) a Written Agreement with the Board of Governors of the Federal Reserve System (the “Written Agreement”, and, together with the Consent Order, the “Orders”). The Orders build on the informal agreement which Westernbank entered into with the FDIC in February of 2008. The Consent Order includes a capital directive requiring Westernbank to maintain a Tier 1 leverage ratio of not less than 5.5% as of the date of the Consent Order, 5.75% at September 30, 2009 and 6.0% at March 31, 2010. As of September 30, 2009, Westernbank’s Leverage Ratio was 6.32%. Although Westernbank complies with the quantitative definition of a well capitalized institution, by virtue of having a capital directive within the Consent Order, the Bank was deemed to be adequately capitalized. Simultaneously with the Consent Order, the FDIC granted Westernbank a renewable waiver for the issuance of brokered deposits, and in December 2009, the FDIC granted Westernbank’s request to roll over a portion of the Bank’s brokered deposits through March 31, 2010, subject to certain limitations. No assurance can be given that the Orders would not have a material adverse effect on the Company or Westernbank.
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
The principal source of income and funds for the Company are dividends from its subsidiaries. Federal and Puerto Rico banking regulations place certain restrictions on dividends paid and loans or advances made by Westernbank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of Westernbank, and loans or advances are limited to 10 percent of Westernbank’s capital stock and surplus on a secured basis. On February 17, 2009, the Company and Westernbank’s Boards of Directors adopted a resolution to suspend the payment of dividends on Westernbank’s common stock and on the Company’s common shares and all of the outstanding series of its preferred shares, effective with the payment on March 16, 2009 and applicable to stockholders of record as of February 27, 2009, to strengthen and maintain the Company’s and Westernbank’s capital positions.
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

As part of the Company’s risk management program, the Company has various risk management related committees. These committees are jointly responsible, along with the Risk Management Committee, for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:
•	Assets & Liabilities Committee – oversees interest rate and market risk, liquidity management and other related matters.

•	Steering Committee – is responsible for the oversight of and counsel on matters related to information technology including the development of information management policies and procedures throughout the Company.

•	Compliance and Risk Management Committee – is responsible for the oversight of federal and local regulatory compliance.

•	Delinquency Committee – is responsible for the periodic reviews of (1) past due loans, (2) overdrafts, (3) non-accrual loans and (4) adversely classified loans.

•	Lending Committees – at different approval levels, each committee is responsible for approving loan credits consistent with the Company’s policies and procedures.
Executive Officers
The following officers play a key role in the Company’s risk management process:
•	Chief Executive Officer (the “CEO”) – in combination with the Company’s Chief Operating Officer is responsible for the overall risk management structure.

•	Chief Operating Officer – responsible for the day-to-day operations and in combination with the CEO is responsible for the overall risk management structure.

•	Chief Risk Officer – responsible for the oversight of the risk management organization as well as risk management program processes.

•	Chief Credit Risk Officer – manages the Company’s credit risk program.

•	Chief Financial Officer – in combination with the Company’s Treasurer, manages the Company’s interest, market and liquidity risks programs and in combination with the Chief Accounting Officer is responsible for the implementation of accounting policies and practices in accordance with accounting principles generally accepted in the Unites States of America and applicable regulatory requirements.

•	Chief Accounting Officer – responsible for the development and implementation of the Company’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with accounting principles generally accepted in the United States of America and applicable regulatory requirements.

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
For debt securities, if the Company intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred, and the Company must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Company does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Company must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized through earnings and the non-credit component is recognized through accumulated other comprehensive income (loss). During the three and nine months ended September 30, 2009 and 2008, the Company did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities.
For equity securities, the Company’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Company’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized in earnings. During the three and nine months ended September 30, 2009 and 2008, the Company did not recognize OTTI on any of its available-for-sale equity securities.
The Company’s investment portfolio as of September 30, 2009, consisted principally of U.S. Government and agencies obligations, Puerto Rico Government and agencies obligations, and mortgage-backed securities issued or guaranteed by GNMA, FHLMC or FNMA. There were no investment securities other than those referred to above in a significant unrealized loss position as of September 30, 2009. In addition, the Company does not have investments in residual tranches.
At September 30, 2009, the unrealized loss position relates to interest rate changes and not to credit deterioration of any of the securities issuers. The Company assessed the ratings of the different agencies for the mortgage-backed securities, noting that at September 30, 2009, all of them have maintained the highest rating by all the rating agencies and reflects a stable outlook.
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
In addition, Lehman Brothers Inc. (“LBI”) was the counterparty to the Company on certain sale of securities under agreements to repurchase. On September 19, 2008, LBI was placed in a Securities Investor Protection Act (“SIPA”) liquidation proceeding after the filing for bankruptcy of its parent LBHI. The filing of the SIPA liquidation proceeding was an event of default under the repurchase agreements resulting in their termination as of September 19, 2008. The termination of the agreements caused the Company to recognize the unrealized loss on the value of the securities subject to the agreements, resulting in a $3.3 million charge during the third quarter of 2008. Westernbank also has an aggregate exposure of $139.2 million representing the amount by which the value of Westernbank securities delivered to LBI exceeds the amount owed to LBI under repurchase agreements. On January 27, 2009, Westernbank filed customer claims with the trustee in LBI’s SIPA liquidation proceeding. On June 1, 2009, Westernbank filed amended customer claims with the trustee. Management evaluated this receivable in accordance with the FASB ASC Topic 450, Contingencies (previously SFAS No. 5, “Accounting for Contingencies”) and related pronouncements. In making this determination, management consulted with legal counsel and technical experts. As a result of its evaluation, the Company recognized a loss of $13.9 million against the $139.2 million owed by LBI as of December 31, 2008. Determining the loss amount required management to use considerable judgment and assumptions, and is based on the facts currently available. As additional information on the LBI’s SIPA liquidation proceeding becomes available, the Company may need to recognize additional losses. A material difference between the amount claimed and the amount ultimately recovered would have a material adverse effect on the Company’s and Westernbank’s financial condition and results of operations, and could cause the Company’s and Westernbank’s regulatory capital ratios to fall below the minimum to be categorized as well capitalized.
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

The table below shows the risk profile of the Company plus 200-basis point or minus 100-basis point parallel and gradual increase or decrease, respectively, of interest rates, as of September 30, 2009.

Change in Interest Rate	Expected NII (1)	Amount Change	% Change
	(Dollars in thousands)
+200 Basis Points	$204,472	$(2,283)	(1.10)%
Base Scenario	206,755	—	—
-100 Basis Points (2)	214,242	7,487	3.62%

(1)	The NII (net interest income) figures exclude the effect of the amortization of loan fees.

(2)	Due to the low interest rate environment, the Company only modeled a 100-basis point downward adjustment.
At September 30, 2009, the Company’s interest rate risk profile was fairly neutral with only modest changes expected either on a 200 basis upward rate scenario or 100 basis point downward rate scenario. The model utilized to create the information presented above makes various estimates at each level of interest rate change regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. Actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change. In addition, the limits stated above do not necessarily take into account changes which management would undertake to realign its portfolio.
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
The Company derives its liquidity from both its assets and liabilities. Liquidity is derived from assets by receipt of interest and principal payments and prepayments, by the ability to sell assets at market prices and by utilizing unpledged assets as collateral for borrowings. At September 30, 2009, the Company had $519.2 million and $645.8 million of cash and cash equivalent reserves and unpledged investment securities, respectively, which could be used as collateral for borrowing.
Liquidity is derived from liabilities by maintaining a variety of funding sources, including deposits, advances and borrowings from the FHLB of New York and other short and long-term borrowings, such as federal funds purchased and repurchase agreements. Other borrowings limits are determined annually by each counterparty and depend on the Company’s financial condition and delivery of acceptable collateral securities. The Company may be required to provide additional collateral based on the fair value of the underlying securities. In addition, the Company utilizes the broker deposits market as a source of cost effective source of fund in addition to local market deposit inflows. An adequately-capitalized bank, by regulation, may not accept deposits from brokers unless it applies for and receives a waiver from the FDIC. The Company also uses the FHLB as a funding source, issuing notes payable, such as advances, and other borrowings, such as repurchase agreements, through its FHLB member subsidiary, Westernbank. This funding source requires Westernbank to maintain a minimum amount of qualifying collateral, after application of haircuts, with a fair value of at least 110% and 105% of the outstanding advances and repurchase agreements, respectively. As of September 30, 2009, the Company has outstanding $392.0 million of advances from the FHLB. Since 2008, the Company has been continuously reviewing its real estate residential and commercial collateral to increase its ability to borrow from the FHLB. At September 30, 2009, the Company’s borrowing capacity with the FHLB was $583.3 million, with an availability of $191.3 million as of the same date.
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

Due to the competitive market for deposits in Puerto Rico, coupled with generally low interest rates in the United States, the rates paid by Westernbank on these deposits are often lower than those paid for local market area retail deposits. The Puerto Rico deposit market is more challenging than the deposit market on the U.S. mainland. Puerto Rico has a relatively stable population base, a number of very competitive local banks looking to expand, and a large proportion of citizens that do not have bank accounts. Also, the difference between the tax rate on interest earned from bank deposits, versus the much lower tax rate on returns from investments held in local mutual funds, preferred stock and local GNMAs makes those other investments more attractive than deposits to some investors. These dynamics present significant challenges for gathering and retaining local retail deposits. The result is a high cost local deposits market. The Company believes that the benefits of brokered deposits outweigh the risk of deposit instability. The availability of additional brokered deposits depends on a variety of factors including market conditions and the Company’s and Westernbank’s overall financial condition. At September 30, 2009, the Company had $6.9 billion in brokered deposits, or 74% of total deposits.
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
Westernbank relies extensively on brokered deposits as a source of liquidity. Westernbank needs liquidity to, among other things, pay operating expenses, maintain its lending activities and replace maturing liabilities. Without sufficient liquidity, the Company may be forced to curtail its operations. The continued access to brokered deposits depends on a variety of factors including market conditions, regulatory matters, and the Company’s and Westernbank’s overall financial condition.
At September 30, 2009, Westernbank had total deposits of $9.4 billion, of which $704.4 million or 8% consisted of savings deposits, $297.7 million or 3% consisted of interest bearing demand deposits, $296.0 million or 3% consisted of noninterest bearing deposits, and $8.1 billion or 86% consisted of time deposits and related accrued interest. Time deposits include brokered deposits amounting to $6.9 billion as of September 30, 2009. These accounts have historically been a stable source of funds.
At September 30, 2009, the scheduled maturities of time deposits in amounts of $100,000 or more are as follows:

(In thousands)
3 months or less	$163,925
over 3 months through 6 months	85,643
over 6 months through 12 months	128,620
over 12 months	60,257

Total	$438,445

CONTRACTUAL OBLIGATIONS AND COMMITMENTS — Payments due, excluding interest, due by period for the Company’s contractual obligations (other than deposit liabilities) at September 30, 2009 are presented below:

		Due after one	Due after three
	Due within one	year through	years through	Due after five
	year	three years	five years	years	Total
	(In thousands)
Short-term borrowings	$1,186,225	$—	$—	$—	$1,186,225
Long-term borrowings	861,000	557,500	445,000	—	1,863,500
Operating lease obligations	2,540	4,577	2,296	3,363	12,776

Total contractual obligations	$2,049,765	$562,077	$447,296	$3,363	$3,062,501

The portion of the provision for income taxes related to unrecognized tax benefits amounted to a provision of $38,000 and a credit of $488,000 for the quarter and nine-month periods ended September 30, 2009, respectively, compared to a provision of $308,000 and a credit of $33.2 million, respectively, for the comparable periods in 2008. The Company’s condensed consolidated statements of financial condition include liabilities of $1.5 million and $2.0 million at September 30, 2009 and December 31, 2008, respectively, for the exposures resulting from income taxes related to unrecognized tax benefits identified by the Company in connection with this evaluation. Uncertain income tax positions at September 30, 2009 and December 31, 2008, mainly relate to certain expense deductions taken in income tax returns. For further detail on the a liability for income taxes related to unrecognized tax benefits, refer to Note 14 to notes to the condensed consolidated financial statements, included herein in Part I — Item 1.
Such commitments will be funded in the normal course of business from the Company’s principal source of funds. At September 30, 2009, the Company had $5.3 billion in time deposits that mature within twelve months.
The maturity distribution of the Company’s financial instruments with off-balance sheet risk expiring by period at September 30, 2009, is presented below:

		After one
	Less than one	year to five
	year	years	Total
	(In thousands)
Unused lines of credit	$92,457	$99,098	$191,555
Standby letters of credit	28,232	—	28,232
Commercial letters of credit	2,026	—	2,026
Commitments to extend credit	12,476	143,708	156,184

Total	$135,191	$242,806	$377,997

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
At September 30, 2009, Westernbank has a significant lending concentration with an aggregate unpaid principal balance of $386.0 million to a commercial group in Puerto Rico, which exceeds the loan-to-one borrower limit. Westernbank has explored various alternatives to decrease its exposure to this borrower to comply with the loan-to-one borrower limitation. However, due to the credit tightening propelled by the current economic environment, efforts have not materialized. Westernbank continues to pursue other actions in order to reduce such excess. For this violation, Westernbank paid a penalty of $50,000 during 2008. As of September 30, 2009, this loan relationship is not impaired. There can be no assurance that the Commissioner of OCIF will not take further actions on this issue.
At September 30, 2009, the Company had twenty-five loan relationships with an aggregate outstanding principal balance in excess of $50.0 billion. Such balances represent 34% of the Company’s total loan portfolio.

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
OTHER MATTER
Subsequent to quarter end, in December 2009, the Company has become aware of financial transactions by senior company officials and potential Regulation O violations through overdrafts. The Company’s Audit Committee is presently conducting an investigation of these matters. At this time, the Company does not believe that these matters will have a material impact on the Company’s financial condition or results of operation, or be considered material weaknesses in internal control over financial reporting. However, a final determination as to the impact of these matters on the Company, as well as what legal and disciplinary action might be appropriate, is subject to completion of the investigation.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding market risk to which the Company is exposed, see the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
Item 4T. CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
The Company’s management identified certain material weaknesses in the Company’s internal control over financial reporting as of December 31, 2008, as set forth under “Management’s Report on Internal Control Over Financial Reporting,” in Item 9A, Controls and Procedures, in the Company’s 2008 Annual Report on Form 10-K. A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5), or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses in internal controls may also constitute deficiencies in the Company’s disclosure controls. Based on an evaluation of these material weaknesses, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009.
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
Changes in Internal Control Over Financial Reporting
As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company outlined certain steps to address the material weaknesses in internal control over financial reporting that were identified as of December 31, 2008. The Company continued these remediation efforts during the quarter ended September 30, 2009. Except for these remediation efforts, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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